Form 10-Q
period 1996-03-31
LECROY CORP
filed 1996-05-09
CIK 943580

				  UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, D.C. 20549


				    FORM 10-Q

	      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			  OF THE SECURITIES EXCHANGE ACT OF 1934
		      For the Quarterly Period Ended March 31, 1996

					OR

	      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934


			   Commission File Number 0-26634


				  LeCROY CORPORATION
	     (Exact name of Registrant as specified in its charter)

	       DELAWARE                                13-2507777
     (State or other jurisdiction                   (I.R.S. Employer
  of Incorporation or organization)                Identification No.)

	  700 CHESTNUT RIDGE ROAD, CHESTNUT RIDGE , NEW YORK  10977
     (Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code:  (914) 425-2000


Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


		    YES        X                 NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		CLASS                       OUTSTANDING AT APRIL 16, 1996
 Common stock, par value $.01 share                   5,255,482

			    LeCROY CORPORATION

				   INDEX


PART I          FINANCIAL INFORMATION                                    PAGE


Item 1.         Financial Statements:

		Condensed Consolidated Balance Sheet                       3
		Condensed Consolidated Statement of Income                 4
		Condensed Consolidated Statement of Cash Flows             5
		Notes to Condensed Consolidated Financial Statements       6

Item 2.         Management's Discussion and Analysis of Financial
		Condition and Results of Operations                       7-8


PART I          OTHER INFORMATION                                          9


PART II OTHER INFORMATION                                                  9


		SIGNATURES                                                10

			      LeCROY CORPORATION
		    CONDENSED CONSOLIDATED BALANCE SHEET

					       March 31,             June 30,
In thousands                                     1996                  1995
					     (Unaudited)
ASSETS
   Cash                                         $  3,950            $  1,408
   Accounts receivable:
      Trade                                       19,435              17,316
      Officers                                       150                 192
   Inventories:
      Raw Materials                                6,799               7,932
      Work in process                              7,328               3,616
       Finished goods                              6,788               8,466
   Total inventories                              20,915              20,014
   Prepaid expenses                                1,487               1,284
	Total Current Assets                      45,937              40,214

   Property and plant                              5,194               5,178
   Furniture, machinery and equipment             25,252              24,583
      Total property, plant and equipment         30,446              29,761
   Accumulated depreciation and amortization     (22,407)            (22,338)
      Property, plant and equipment, net           8,039               7,423
   Other assets                                    1,339               2,199

   TOTAL ASSETS                                 $ 55,315             $49,836

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Accounts payable                             $  7,750            $  7,053
   Accrued liabilities                             5,335               3,154
   Accrued employee compensation and benefits      3,900               2,749
   Current debt                                      581               4,069
   Income taxes payable                            2,539               1,398
      Total current liabilities                   20,105              18,423

   Long-term debt and capitalized leases             228              13,973

STOCKHOLDERS' EQUITY:
   Preferred stock                                    -                  -
   Series B Preferred stock                           -                    6
   Series C Preferred stock                           -                    7
   Common stock                                       59                  29
   Capital in excess of par value                 21,627               5,419
   Foreign currency translation adjustment         2,541               3,397
   Retained earnings                              13,888              11,715
   Treasury stock, at cost                        (3,133)             (3,133)
    Total stockholders' equity                    34,982              17,440
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $ 55,315            $ 49,836

See accompanying notes to condensed consolidated financial statements.

				      -3-

			      LeCROY CORPORATION
		   CONDENSED CONSOLIDATED STATEMENT OF INCOME
				  (Unaudited)

					   For the              For the
				      Three Months Ended   Nine Months Ended
In thousands, except                       March 31,            March 31,
per share amounts                       1996      1995       1996      1995
Revenues:
   Digital oscilloscopes and related
     products                          $22,436   $17,639    $62,381   $46,779
   High energy physics products          2,972     2,758      8,028     8,517
   Service and other                     1,132     1,169      3,344     3,013
	Total revenues                  26,540    21,566     73,753    58,309
Cost of sales                           11,797     9,969     33,236    26,647
   Gross profit                         14,743    11,597     40,517    31,662

Operating expenses:
   Selling, general and administrative   9,211     7,135     25,217    20,028
   Research and development              3,155     2,450      9,471     7,233
	Total operating expenses        12,366     9,585     34,688    27,261

Operating income                         2,377     2,012      5,829     4,401

Other expenses                              47       700        486     1,654

Income before income taxes and
   extraordinary charge                  2,330     1,312      5,343     2,747
Provision for income taxes                 815       460      1,870       963
Income before extraordinary charge       1,515       852      3,473     1,784
Extraordinary charge for early
  retirement of debt                        -         -      (1,300)      -

Net income                             $ 1,515   $   852    $ 2,173   $ 1,784

Earnings per common share:
   Primary:
    Income before extraordinary charge    $.24      $.18       $.60      $.38
    Extraordinary charge                    -         -        (.22)       -
    Net income                            $.24      $.18       $.38      $.38

   Fully diluted:
    Income before extraordinary charge    $.24      $.18       $.60      $.38
    Extraordinary charge                    -         -        (.22)       -
    Net income                            $.24      $.18       $.38      $.38

Weighted average number of common shares:
      Primary                            6,439     4,679      5,752     4,686
      Fully diluted                      6,439     4,679      5,773     4,686

See accompanying notes to condensed consolidated financial statements.

				      -4-

			      LeCROY CORPORATION
		  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				  (Unaudited)

						       Nine Months Ended
							    March 31,
In thousands                                          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  2,173       $ 1,784
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                    1,517         1,403
      Deferred income taxes                              -             (31)
      Deferred financing costs                         1,300          (255)
      Loss on sale of fixed assets                        13            -
Changes in operating assets and liabilities:
      Accounts receivable                             (3,330)        2,023
      Inventories                                     (1,297)       (2,408)
      Prepaid expenses and other assets                 (748)       (1,353)
      Accounts payable and accrued liabilities         3,598         1,138
      Accrued employee compensation and benefits       1,269          (259)
      Income taxes                                     1,174           590
Net cash provided by operating activities              5,669         2,632

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment          (2,142)       (1,448)
   Due from officers                                      40            -
   Proceeds from sale of fixed assets                      7            -
Net cash used in investing activities                 (2,095)       (1,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term debt                      (3,354)       (5,329)
   Net change in long-term debt                      (13,742)        6,485
   Technology license payments                           -          (1,549)
   Proceeds from sale of common stock                 16,225        (2,697)
   Repurchase of common stock                            -           2,924
Net cash used in financing activities                   (871)         (166)

Effect of exchange rate changes on cash                 (161)          (68)

   Increase in cash                                    2,542           950
   Cash at beginning of the year                       1,408           211
   Cash at end of the period                        $  3,950       $ 1,161



See accompanying notes to condensed consolidated financial statements.

			      LeCROY CORPORATION
	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)


Basis of Presentation

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Corporation's most recent Form S-1.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.


Conversion of Preferred Stock

During the second quarter of fiscal 1996, the Corporation completed its initial public offering. Upon the completion of the initial public offering, all outstanding shares of the Corporation's Series B and Series C Preferred Stock, (782,609 and 655,774 shares, respectively), were converted to shares of common stock at a ratio of 1:1.


Extraordinary Charge

During the second quarter of fiscal 1996, LeCroy completed its initial public offering. Proceeds from the offering were used primarily to retire existing debt. As a result of the early retirement of the debt, certain deferred financing costs were written off. The Corporation incurred an extraordinary charge of approximately $1.3 million, to fiscal 1996 second quarter earnings.

			      LeCROY CORPORATION
			MANAGEMENT'S DISCUSSION AND ANALYSIS
		 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated revenues for the current quarter and nine months ended March 31, 1996 increased approximately 23% and 26%, respectively, from the comparable prior year periods, primarily as a result of a rise in sales of digital oscilloscopes and related products. Consolidated revenues were $26.5 million for the third quarter, and $73.8 million year-to-date, both representing record revenues for the Corporation.

Digital oscilloscopes and related products revenues increased 27% in the third quarter and 33% for the nine months ended March 31, 1996 as compared to the comparable prior year periods. Increase in both units and average selling prices of higher end products in LeCroy's 9300 family, contributed to the improvement in this line of products for both periods presented.

Revenues from the sale of HEP products increased 8% in the third quarter, but decreased 6% for the nine months ended March 31, 1996 as compared to the prior year periods. The increase in the third quarter is primarily due to a large shipment of a new product, the 1877S series. The Corporation believes that the results of the third quarter are not indicative of the future for the HEP business, and management expects sales of these products will continue to decline in relationship to future overall revenues.

Approximately $2.1 million of the increase in total revenues during the nine months ended March 31, 1996 was attributable to the net impact of the weakening of the United States dollar versus the Japanese yen, Swiss franc, French franc and German deutschemark, as compared to the exchange rates prevailing in the same period of the prior fiscal year .

Consolidated gross profit for the current quarter and nine months ended was 55.6% and 54.9% of revenues, respectively, compared to 53.8% and 54.3% for each of the respective prior year periods. The increase in rate in the current quarter was driven by operating efficiencies in the Chestnut Ridge, N. Y. manufacturing facility and increased volume of certain higher margin 9300 Series of digital oscilloscopes.

Selling, general and administrative expenses as a percent of sales declined slightly in the current fiscal nine month period to 34.2% compared with 34.3% for the comparable prior year period. Selling, general and administrative dollars for the third quarter and year-to-date periods increased as the Corporation expanded management and support staff, and incurred additional sales commissions due to higher sales volume.

Research and development expenses in the current fiscal year were $3.2 million and $9.5 million for the third quarter and year-to-date periods, respectively, compared to $2.5 million and $7.2 million for the comparable prior year periods, an increase of 29% and 31%, respectively. This higher level of expenses principally reflects an increase in prototype and development costs of custom integrated circuits for use in digital oscilloscopes and initial development of an analog LAN network monitor. As a percentage of total revenues, research and development expenses increased to 11.9% and 12.8% for the third quarter and year-to-date periods ended March 31, 1996 from 11.4% and 12.4% for the comparable periods of the prior fiscal year.
				      -7-

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Net interest and financing charges, included in other expenses, decreased to approximately $45,000 in the three months ended March 31, 1996 from approximately $380,000 in the same period of the prior fiscal year, due primarily to lower debt in the second quarter resulting from funds received in the second quarter from the initial public offering.

Foreign exchange resulted in a $183,000 gain for the nine months ended March 31, 1996, versus a $589,000 loss in the same period of the prior fiscal year. The gain in the nine months ended March 31, 1996 is primarily the result of a one-time foreign exchange gain resulting from the close-out of a multicurrency swap agreement, during the first quarter, which generated $330,000 of income. This amount was partially offset by unfavorable foreign exchange losses realized on other transactions in the first quarter of fiscal 1996.

The Corporation's effective income tax rate for the three months and year-to-date periods ended March 31, 1996 was 35%. This rate is less than the statutory rate primarily as a result of lower tax rates in Switzerland as compared to those in the United States.

In the third quarter of fiscal 1996, LeCroy achieved record quarterly income. Income increased to $1,515,000 in the three months ended March 31, 1996 from $852,000 for the same period of the prior fiscal year. Year-to-date income before the extraordinary charge increased to $3,473,000 from $1,784,000 in the prior year, a 95% increase.

CAPITAL RESOURCES AND LIQUIDITY

On October 12, 1995 LeCroy completed an initial public offering of 1,500,000 shares of Common Stock at $12.00 per share. The gross amount of proceeds of $18.4 million were used primarily to pay down outstanding debt of $16.5 million as well as underwriting fees and other offering expenses. As a result of the early extinguishment of this debt, an extraordinary non-cash charge in the amount of approximately $1.3 million was taken in the second quarter.

Cash flows generated from operations for the first nine months of fiscal 1996 increased significantly in comparison to the prior year period. The increase is primarily attributable to increased operating earnings in the current year coupled with higher operating liabilities. As a result, working capital increased to $25.8 million at March 31, 1996, or 2.3 to 1, compared to $21.8 million, or 2.2 to 1, at June 30, 1995.

LeCroy is a party to a multicurrency revolving credit agreement with a total commitment of $15 million. At March 31, 1996, no amount was outstanding under this agreement. The Company believes it has sufficient resources to finance its cash requirements over the next year.

				LeCROY CORPORATION


			    PART I.  OTHER INFORMATION


Item 6.(a)      Exhibits
									Page

    Exhibit 11  Computation of Earnings per Common Share                 11
    Exhibit 27  Financial Data Schedule



			    PART II.  OTHER INFORMATION


Item 2          Changes in Securities.

		The Corporation completed its initial public offering of 1,500,000 shares of Common Stock on October 12,1995. Upon the closing of such offering, all outstanding shares of its Series B Preferred Stock and Series C Preferred Stock were automatically converted into an equal number of shares of Common Stock, as described in the Corporation's Registration Statement on Form S-1 (Registration No. 33-95620), which description is herein incorporated by reference.


Item 6.(b)      Reports on Form 8-K.

		No current reports on Form 8-K were filed during the quarter ended March 31, 1996.

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						  LeCroy Corporation




Date: May 3, 1996                             /S/ JOHN C. MAAG
						  John C. Maag, Vice President
						  Finance and Chief Financial
						  Officer