Form 10-K
period 1996-06-30
LECROY CORP
filed 1996-09-23
CIK 943580

				   UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, D.C. 20549

				     FORM 10-K

		 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		       OF THE SECURITIES EXCHANGE ACT OF 1934
		      For the Fiscal Year Ended June 30, 1996

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


	  Securities registered pursuant to Section 12(b) of the Act:

				      None

	  Securities registered pursuant to Section 12(g) of the Act:

		    Common Stock, Par Value $.01 Per Share
				(Title of Class)

Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

		      YES        X                 NO ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The number of shares outstanding of the registrant's Common Stock, as of August 15, 1996, was 5,453,062 shares. The aggregate market value on August 15, 1996 of the Common Stock held by non-affiliates of the registrant was $134,963,284.

		      Documents Incorporated by Reference

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
Portions of the Prospectus to Form S-1 Registration Statement No. 33-95620 are incorporated by reference.

				TABLE OF CONTENTS

Page

Part I............................................................     3

   Item 1.     Business...........................................     3
   Item 2.     Properties.........................................     16
   Item 3.     Legal Proceedings..................................     16
   Item 4.     Submission of Matters to a Vote of Security Holders     16
   Item 4A.    Executive Officers of the Registrant...............     16

Part II...........................................................     18

   Item 5.     Market for Registrant's Common Equity and Related
	       Stockholder Matters................................     18
   Item 6.     Selected Financial Data............................     19
   Item 7.     Management's Discussion and Analysis of Financial
	       Condition and Results of Operations................     20
   Item 8.     Financial Statements and Supplementary Data........     26
   Item 9.     Changes in and Disagreements with Accountants on
	       Accounting and Financial Disclosure................     46

Part III..........................................................     46

   Item 10.    Directors and Executive Officers of the Registrant.     46
   Item 11.    Executive Compensation.............................     46
   Item 12.    Security Ownership of Certain Beneficial Owners and
	       Management.........................................     46
   Item 13.    Certain Relationships and Related Transactions.....     46

Part IV...........................................................     46

   Item 14.    Exhibits, Financial Statement Schedules, and
	       Reports on Form 8-K................................     46



   This report contains certain forward-looking statements that are subject to risks and uncertainties, including without limitation those discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in the section entitled "Risk Factors" in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on or about October 9, 1996 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the Registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Registrant cautions readers not to place undue reliance on such statements.

				     PART I
ITEM 1. BUSINESS

     LeCroy Corporation (the "Registrant") was founded and incorporated in the State of New York in 1964. The Company reincorporated in the State of Delaware in July, 1995. The New York corporation executed an Agreement and Plan of Merger with the Registrant, then its wholly owned subsidiary, pursuant to which the New York Corporation merged with and into the Registrant. The merger did not result in any change of the Company's Board of Directors, management, operations or financial condition. The term "Company" used in this report means the Registrant and its consolidated subsidiaries unless the context indicates otherwise.

     The Company develops, manufactures and sells signal analyzers, principally high-performance digital oscilloscopes, and related products. Digital oscilloscopes capture electronic signals, convert them to digital form and perform sophisticated measurements and analyses. The Company's digital oscilloscope products are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications.

     The Company's digital oscilloscope technology is derived from its historical efforts in developing products for scientists engaged in high energy physics ("HEP") research. Since its founding in 1964, the Company has designed and manufactured signal analyzers for a number of leading HEP research laboratories. The Company's signal analyzers were used in Nobel Prize-winning experiments at CERN (Centre Europeen pour la Recherche Nucleaire) near Geneva, Switzerland and the Brookhaven National Laboratory in Upton, New York. The Company believes that it is the leading supplier of signal analyzers to the HEP market, as measured by both annual shipments and installed base.

     In 1985, the Company introduced its first digital oscilloscope product. Subsequently, the Company expanded its digital oscilloscope product offerings to include a variety of models with a broad range of capabilities to address most segments of the digital oscilloscope market. Commencing in fiscal 1994, the Company began to concentrate its digital oscilloscope product offerings on a single high-performance product family, its 9300 series. The Company believes that certain models of its 9300 series offer the highest sampling rate, and others the longest record length, available to date in the digital oscilloscope market. The Company's shift toward a single family of high-performance digital oscilloscopes has resulted in a significant increase in revenues. The Company's total revenues were $63.8 million, $82.3 million and $101.5 million for the fiscal years ended June 30, 1994, 1995 and 1996, respectively, and sales of digital oscilloscopes and related products accounted for approximately 75%, 80% and 85% of the Company's total revenues for those fiscal years.

Industry Background

     Researchers, engineers and field technicians rely on test and measurement instrumentation such as signal analzers in designing, developing and servicing electronic equipment. When designing and developing electronic circuits, researchers and engineers use signal analyzers to ensure that the circuits are performing as designed. Field technicians use such instruments to diagnose electronic equipment to determine whether it is performing as intended.

     The most general-purpose test and measurement instrument used for signal analysis is the digital oscilloscope. Digital oscilloscopes are signal analyzers that, like their earlier analog counterparts, can display a representation of an electronic signal's "shape," which is essentially a measure of a signal's voltage as a function of time. Digital oscilloscopes, however, go beyond the capabilities of analog oscilloscopes in that they capture a signal in digital form by sampling it over time and storing the data or measurements in memory. The stored signal can then be viewed later and, more importantly, the instrument can perform various analyses on the stored data.

     During the past few decades, there has been an increasing proliferation of electronics in general and digital electronics in particular. The growth in digital electronics has been driven primarily by the growth in stand-alone computers and related systems, the increase in embedded digital controls within other electronic and electrical devices and the rapid increase in digital communications. Combined with the general growth in the quantity of digital electronics, there has been a substantial increase in processing speed. For example, processing speeds of personal computers have increased dramatically in recent years from about 33 MHz to more than 200 MHz and sophisticated communications equipment transmits data at rates that exceed 1 gigabit per second.

     Signal shape analysis is becoming increasingly important as data rates in applications such as computers, local area networks (LANs) and telecommunications systems increase. Within a given digital circuit, it takes a finite amount of time for a digital signal to change from a "zero" or "off" state to a "one" or "on" state. As digital data rates increase, signals within a circuit may not have sufficient time to cleanly change from a "zero" to a "one" or vice-versa. This distorts, or changes the shape of the digital signal, which can lead to computation or information errors. To identify such problems, engineers use digital oscilloscopes to analyze the signal's shape, which is not generally possible using other measurement and analysis instruments (such as protocol analyzers or logic analyzers).

Market

     The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. The low-end or commodity segment of the market currently requires low bandwidth (less than 200
MHz), low sample rates (of 100 MS/s or less) and short record lengths (less than 10,000 points). These instruments typically sell for under $5,000. The high-performance market segment (bandwidth of greater than 200 MHz) is characterized by instruments with high sample rates (from 100 MS/s to 4 GS/s) and long record lengths (from 10,000 to 8 million sample points) and greater processing power to perform more sophisticated analyses. These high-performance digital oscilloscopes typically range in price from $5,000 to $30,000, although certain very high bandwidth oscilloscopes for specialized applications are priced above $30,000.

     According to Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handhelds, grew from $586.5 million in 1992 to $719.0 million in 1995. Prime Data estimates that the four largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 1995 were Tektronix, Inc. with 44.5%, Hewlett-Packard Company with 17.8%, LeCroy with 10.0% and Fluke Corporation with 5.8%.

     The Company's 9300 digital oscilloscope product family is targeted at customers in the high-performance market segment.

LeCroy Product Advantages

     The Company believes that its expertise in signal shape analysis has enabled it to develop digital oscilloscopes that provide key advantages over competitive offerings:

    - High Sample Rates. The Company's advanced technology, which includes many sophisticated custom components, enables its digital oscilloscopes to make measurements at high sample rates. The Company's Model 9362 offers sample rates of up to 10 GS/s, which the Company believes is the highest sample rate available to date.

    - Long Record Lengths. The Company's advanced memory architecture, which includes many sophisticated custom components, enables its digital oscilloscope products to have long record capability. The Company's Models 9350 and 9370 offer record lengths of up to 8 million sample points at 2 GS/s, which the Company believes is the longest record length available to date.

    - Powerful Processing Capability. The Company's multiprocessor architecture in each of its 9300 models combines a Motorola 68020 or 68030 main processor with custom processors designed by the Company. The combination of this advanced multiprocessing technology with the Company's patented data-compaction techniques enables the rapid and accurate display of long signals and the performance of complex analyses.

    - Sophisticated Analysis Software. The Company's analysis software options, available either at the time of purchase or as aftermarket upgrades, provide a wide range of capabilities customized for specific end-user applications. By customizing its analysis software, the Company believes that it can provide a total solution to a particular customer's measurement and analysis requirements.


     The Company believes that the high sample rates, long record lengths and powerful hardware and software processing capabilities offered by its various digital oscilloscope products position it to serve industries, such as the computer disk drive and communications industries, that require the ability to measure long, high-speed complex data streams. The Company believes that its ability to offer digital oscilloscope customers products with these advantages at what it believes are competitive prices permits it to compete favorably in its target market segment.

Business Strategy

     The Company's primary business objective is to become a leading supplier of high-performance digital oscilloscopes. In addition, the Company intends to use its core technology to develop dedicated signal analyzers for broader markets. The Company is pursuing the following strategies to achieve these objectives:

    - Extend High-Performance Technology. The high-performance technology that the Company originally developed in the technically demanding HEP market and its continuing investment in research and development have enabled it to develop a family of high-performance digital oscilloscope products in the 9300 series, certain models of which feature what the Company believes is the highest sample rate, and others the longest record length, available to date. The Company intends to continue to allocate significant resources to extending these performance advantages.

    - Target High-Growth Industries with Special-Purpose Oscilloscopes. The Company's experience with users in certain industries has shown that adding special features and processing capabilities to its digital oscilloscopes permits it to offer total solutions for special data measurement and analysis problems. For example, the Company has developed digital oscilloscopes targeted at the particular data measurement and analysis problems of the computer disk drive industry. The Company believes that this strategy was a significant factor in the growth of its sales to this industry, which accounted for approximately 18% of the Company's sales in its fiscal year ended June 30, 1996. The Company recently introduced a special purpose oscilloscope for the optical recording industries. The Company intends to target other high growth industries that require special purpose oscilloscopes.

    - Leverage Core Technology into New Product Markets. The Company believes that it is well positioned to leverage its core technology to develop dedicated signal analyzers for broader markets. The Company believes that market opportunities for such products include the networking and telecommunications industries. The Company is currently in the development stage with respect to a product that would analyze electronic signals in communications networks in order to provide better monitoring and failure-diagnosis capabilities than can be achieved using existing products.

     There can be no assurance that the Company will be successful in implementing its strategies, including whether it will be able to leverage its core technologies into new product markets.

Products and Services

     The Company's primary products are its 9300 family of digital oscilloscopes, which are targeted at users who require high performance at competitive prices. The Company also offers a complementary line of signal source products that can be combined with its digital oscilloscopes to create a complete test and measurement system for certain applications. In addition, the Company continues to serve the HEP market with a broad line of modular signal analysis products. The Company offers a full range of aftermarket service and support for all its products.

     Digital Oscilloscopes and Related Products. The Company's 9300 digital oscilloscope products, which range in list price from approximately $5,000 to approximately $30,000, offer precise measurement and analysis capability for applications such as the design, development and testing of electrical and electronic products. Such applications call for high bandwidths (up to 1,500
MHz), high sample rates (up to 10,000 MS/s), long record lengths (up to 8 million sample points) and require greater processing capability to perform sophisticated analysis of the input signals.

     The Company's 9300 series consists of the following digital oscilloscope products:

						Maximum Record
		       Maximum      Maximum         Length         Calendar
		      Bandwidth   Sample Rate     (number of        Year of
   Model Number         (MHz)^      (MS/s)^     sample points)   Introduction
      930x                  200         100            200,000        1992
      9361                  300       2,500        500*/25,000        1993
      931x                  400         100          1,000,000        1991
      935x                  500       2,000          8,000,000        1994
      937x                1,000       2,000          8,000,000        1995
      938x                1,000       4,000          4,000,000        1996
      9362           750*/1,500      10,000      1,000*/25,000        1995

    ^       1,000 MHz = 1 GHz
    ^       1,000 MS/s = 1 GS/s
    *       At maximum sample rate.


     Most of the models in the table above are available in several configurations offering varying record lengths. The "x" suffix used in the table above denotes a particular product number that is based on the product's configuration. Taking into account all available configurations, the Company offers a total of 30 different products in the 9300 family.

     The Company believes that the following features give its 9300 series products one of the best user interfaces in the digital oscilloscope market:

      - Large, high-resolution amber monochrome display, organized in a manner that facilitates easy readout and analysis of displayed data.
      - User-friendly control panel.
      - Main processor with up to 64 MB of random access memory.
      - Flexible options for data storage (floppy disk, PCMCIA memory card, PCMCIA removable hard disk).
      - Optional built-in printer that allows users to produce a print-out of the display at the touch of a button.
      - A standard general-purpose interface bus ("GPIB") that enables the digital oscilloscope to be part of a measurement and analysis system that uses other GPIB-compatible instruments.

     As part of its strategy to focus on its 9300 series product family, the Company is phasing out its other digital oscilloscope product offerings. The Company is continuing to sell its current inventory of these products, sales of which accounted for less than 10% of the Company's total revenues for the fiscal year ended June 30, 1996.

     The Company offers its customers a wide array of post-sale upgrades of important components, such as memory, processor and analysis software, as well as optional features such as mass storage capability and built-in printers. These product upgrades and options allow the Company's customers to add performance and features to adapt their digital oscilloscopes to new measurement and analysis requirements as they arise, which the Company believes reduces the risk of product obsolescence to a certain degree.

     To provide its digital oscilloscope customers with what it believes are total solutions to their data measurement and analysis problems, the Company develops, manufactures and sells a complementary line of signal source products that can create input signals so that an electronic circuit can be evaluated under controlled conditions. Using a digital oscilloscope, an engineer can analyze the shape of the signal within the circuit, compare it to the shape of the "ideal" input signal generated by the signal source and thereby identify problems in the circuit. The Company's signal source products consist of programmable pulse generators and arbitrary waveform generators. Programmable pulse generators produce standard analog or digital signals. Arbitrary waveform generators are more versatile instruments that allow the user to fully program the shape of the signals generated. For example, an arbitrary waveform generator can be programmed to produce signals that simulate those produced by a hard disk drive head. The Company's principal pulse generator product is its Model 9200, the list price of which is approximately $11,000. Its principal arbitrary waveform generator is its Model LW4xx, the list price of which is approximately $19,000.

     Sales of digital oscilloscopes and related products accounted for approximately 85%, 80% and 75% of the Company's total revenues in its fiscal years ended June 30, 1996, 1995 and 1994, respectively. Sales of products in the Company's 9300 series (including sales of products in the 9400 series, the predecessor to the 9300 series) accounted for approximately 79%, 65% and 58% of the Company's total revenues in those fiscal years.

     The following are examples of specific applications involving the Company's 9300 series digital oscilloscope product family:

	Data Storage - The computer disk drive industry is continually seeking to apply advanced magnetic storage technology to increase data density and reduce access time. Design engineers in this field require digital oscilloscopes with high sample rates and long record lengths. The Company believes that its Model 9354L digital oscilloscope, which features a maximum sample rate of 2 GS/s and a maximum record length of 8,000,000 sample points, is well suited to such applications. In addition to providing digital oscilloscopes that meet the disk drive industry's requirements for high sample rates and long record lengths, the Company has worked closely with customers in this industry to develop specialized processing software that incorporates advanced algorithms designed specifically for their particular measurement and analysis requirements. The Company believes that the combination of its high-performance data-acquisition technology with this specialized processing capability has been a significant factor in the growth of its sales to this industry, which accounted for approximately 18% of the Company's revenues in the fiscal year ended June 30, 1996.

	Cellular Telephones/Pagers - In contrast to many other applications, the design of cellular telephones and pagers does not require digital oscilloscopes with high bandwidths or sample rates. This is due to the relatively longer and slower electronic signals associated with these products. It is therefore important that digital oscilloscopes for these applications have long record lengths and the ability to display the captured data in a meaningful and usable format. The Company believes that its Model 9314L digital oscilloscope is particularly well suited to such applications. The Model 9314L has a medium bandwidth and sample rate, but features a maximum record length of 1,000,000 sample points. In addition, the Model 9314L has the ability to simultaneously display the entire signal as well as an enlarged or "zoomed" view of a portion of the signal.

	Lasers - A typical laser pulse has a duration on the order of two billionths of a second. To capture and analyze the shape of a laser pulse, a digital oscilloscope must make measurements of its amplitude many times during this period. The Company believes that its Model 9362 is well suited to this application as it has the capability to make precise measurements at the rate of ten billion per second, therefore permitting this oscilloscope to capture accurately the shape of the laser pulse so that it can be analyzed.

     HEP Products. A typical HEP experiment consists of a large assembly of electronics that measures particle energy and speed from up to many hundreds of thousands of particle detectors. These measurements are used to identify individual particles and to study their interactions.

     The Company's HEP product offerings consist of an extensive range of modular products. These products include analog-to-digital converters, which measure particle energy, time-to-digital converters, which measure particle speed, logic triggers and high-voltage power sources. The modular nature of these products enables experimenters to select products from the Company's HEP product catalog and combine them in a configuration that provides an overall solution to their particular data measurement and analysis problems.

     Sales of HEP products (including digitizers) accounted for approximately 11%, 15% and 21% of the Company's total revenues in its fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     Service and Aftermarket Products. The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains three major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters), Heidelberg, Germany and Osaka, Japan. Sophisticated service on certain key components of the Company's digital oscilloscope products, including on its printed circuit boards, is performed only at the Company's manufacturing facilities in Geneva, Switzerland and Chestnut Ridge, New York.

     The Company warrants its digital oscilloscopes for three years (two years for digital oscilloscopes sold prior to December 1, 1994), signal source products from one to five years, and HEP products for one year.

     Service and aftermarket products (including product upgrades) generated approximately 4%, 5% and 4% of the Company's total revenues in its fiscal years ended June 30, 1996, 1995 and 1994, respectively.

Customers

     During the three fiscal years ended June 30, 1996, the Company shipped a total of approximately 13,500 digital oscilloscopes worldwide. The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high-energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes.

     No single customer accounted for more than 4% of the Company's sales in the fiscal year ended June 30, 1996. No single customer accounted for more than 10% of the Company's consolidated sales in any of the last three fiscal years. The Company's top 25 customers in 1996, each of which purchased more than $375,000 of products, and all of which together purchased an aggregate of approximately $21.1 million of products in such year, consist of the following:

Computers/Disk Drives/Peripherals         Government/Military/Aerospace
- - -  Hitachi                                -  Centre Europeen pour la
- - -  International Business Machines           Recherche Nucleaire (CERN)
   Corporation                            -  Defense Procurement Agency
- - -  Iomega                                 -  Sandia National Labs
- - -  Maxtor Corporation
- - -  Quantum Corporation                    Consumer Electronics
- - -  Seagate/Conner                         -  Mitsubishi
- - -  Western Digital                        -  Sony
					  -  Toshiba

Telecommunications                        Industrial
- - -  3COM                                   -  Matsushita
- - -  Motorola, Inc.                         -  Philips
- - -  Thomson                                -  Siemens AG

Other                                     Automotive/Transportation
- - -  AT&T Capital Corporation               -  Bosch
- - -  Bruker Instruments                     -  Hyundai Electronics Industries
- - -  Fujitsu Limited                           Co., Ltd
- - -  Telogy Incorporated

Sales, Marketing and Distribution

     The Company maintains a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of signal analyzers in general and the features and advantages of the Company's products in particular. In addition, particularly because of the Company's focus on a single high-performance product family of digital oscilloscopes, the Company believes that its sales engineers are skilled in performing product demonstrations for current and prospective customers. The Company believes it has a competitive advantage in sales situations in which its sales engineers have the opportunity to demonstrate the advantages of the Company's digital oscilloscopes; accordingly, such demonstrations are an integral part of the Company's sales strategy. In connection with its HEP products, the Company's sales engineers typically consult with customers during the design and implementation of an experiment to develop customized solutions to particular data measurement and analysis problems.

     In fiscal 1994, the Company began to reorganize its worldwide sales organization in order to improve management of the sales function. This reorganization included the centralization of certain support and administrative functions for the Company's sales engineers and the closure of certain sales offices in the United States and the centralization of certain administrative functions for the Company's sales engineers in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe and Japan with regional sales headquarters located in Chestnut Ridge, New York, Heidelberg, Germany and Osaka, Japan. As of June 30, 1996, the Company's direct digital oscilloscope sales force consisted of 67 sales engineers directed by eight regional managers worldwide. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu Electric Co. Ltd., a Japanese communications and test-and-measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" label.

     Eleven HEP sales engineers operate worldwide and report to the Company's sales headquarters in Chestnut Ridge. The activities of the HEP sales engineers are supplemented by manufacturer's representatives.

     The Company believes that the successful implementation of its technologies and services requires substantial marketing activities to key target markets. The Company has reorganized and expanded its marketing department to pursue the high end of the test and measurement market.

     In order to raise market awareness of its products, the Company advertises in trade publications, distributes promotional materials, conducts marketing programs and seminars, issues press releases regarding new products, publishes technical articles and participates in industry trade shows and conferences.

Seasonality

     The Company historically has experienced somewhat lower activity during its first fiscal quarter than in other fiscal quarters due, it believes, principally to the lower level of orders and market activity during the summer months, particularly in Europe. The Company believes this seasonable aspect of its business is likely to continue in the future.

Research and Development

     The Company believes that as a result of what it views as a continuing shift in technology towards higher speed digital signals, users of signal analyzer products will continue to demand higher bandwidths, higher sample rates, longer record lengths and more powerful processing capabilities. The primary objective of the Company's research and development program is to extend its high performance technology in order to satisfy this demand, while maintaining ease-of-use qualities and favorable price-to-performance ratios. There can be no assurance that the Company will achieve this objective.

     The Company is continuing to develop its sampling, data storage and processing technologies using advanced integrated circuit techniques, and is also working to improve its existing digital oscilloscope platform to provide display enhancements, higher speed data processing and a broader range of application-specific hardware and software options. The Company also is engaged in the development of several new instruments and integrated circuits to address the needs for precise amplitude and time measurement, and high-voltage power supplies for a wide variety of particle detectors.

     The Company intends to use its core technology to develop dedicated signal analyzers for broader markets. The Company believes that possible market opportunities for such products include the networking and communications industries. The Company is currently in the research and development stage with respect to a product that would analyze electronic signals in communications networks in order to provide better monitoring and failure-diagnosis capabilities than can be achieved using existing products. There can be no assurance that the Company will be successful in developing such a signal analyzer.

     The Company conducts research and development activities in both its Geneva, Switzerland and Chestnut Ridge, New York facilities. The Company's research and development expenses, which are expensed as incurred, were approximately $12.6 million, $10.3 million and $8.8 million in its fiscal years ended June 30, 1996, 1995 and 1994, respectively, which expenses represented 12.5%, 12.5% and 13.7% of total revenues, respectively, for such fiscal years. The Company intends to continue to invest approximately 12% to 13% of revenues in its research and development efforts.

Manufacturing and Supplies

     Prior to the Company's decision to concentrate on a single high-performance product family of digital oscilloscopes, the Company's digital oscilloscopes and related products were manufactured at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York, with HEP products also manufactured at the Chestnut Ridge facility. Following that decision, and until the first quarter of fiscal 1996, all 9300 series digital oscilloscopes were manufactured at the Company's Geneva facility, with the Chestnut Ridge facility principally manufacturing HEP products, signal source products and hybrid and chip-on-board microcircuit assemblies for Geneva's digital oscilloscope production. In June 1995, the Company commenced limited manufacturing of its Model 935x digital oscilloscope in its New York facility, with the ultimate objectives of satisfying United States demand for this and other models in the 9300 series product family with units manufactured in New York and better balancing the manufacturing output of the Geneva and New York facilities.

     This shift in manufacturing was undertaken for a variety of reasons, including greater utilization of the New York facility in light of the reduced volume in HEP sales, an expected reduction in certain customs duties resulting from shipping parts rather than completed units to the United States from Geneva, closer alignment of manufacturing and development facilities and, to the extent that the Company is able to source components in the United States for models assembled and sold in the United States, better currency matching of revenues and related costs. The Company has established United States vendors as sources for certain components, including printed circuit board assemblies, that had previously been shipped from its Geneva facility to its New York facility. As a result of this shift, the New York facility shipped in excess of $28.8 million of product in fiscal 1996, including $10.9 million of its Model 935x. In addition, in June 1996 the New York facility commenced initial manufacturing of the Company's newest oscilloscope, Model 938x, and shipped $753,000 for worldwide distribution.

     The Company obtains certain parts, components and sub-assemblies from single sources. This has particularly been the case with several key integrated circuits made by certain single source suppliers (Motorola, Philips, TRW and LSI Logic). The Company believes that, for the printed circuit board assemblies and integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. An interruption in supply or an increase in price for its parts, components and sub-assemblies would have a material adverse affect on the Company's business, results of operations and financial condition.

     As of June 30, 1996, the Company's Geneva facility employed 41 manufacturing employees in an area devoted to such tasks of approximately 14,000 square feet and its New York facility employed 90 manufacturing employees in an area devoted to such tasks of approximately 26,000 square feet.

Backlog

     The Company's backlog of unshipped customer orders was approximately $8.0 million and $8.5 million as of June 30, 1996 and 1995, respectively. Customers may cancel orders at any time. The Company believes that its level of backlog at any particular time is not necessarily indicative of future operating performance of the Company.

Foreign Currency Exchange

     The Company has manufacturing facilities in both the United States and Switzerland, purchases parts, components and sub-assemblies from suppliers around the world in a variety of currencies and sells its products around the world in a variety of currencies. As a consequence, the Company is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, Swiss franc and Japanese yen, and, to a lesser extent, the German deutschemark, British pound, French franc and Italian lira. During the fiscal year ended June 30, 1996, approximately half of the Company's revenues and half of its costs and expenses were denominated in currencies other than the United States dollars. Local currency expenses resulting from manufacturing and the worldwide sourcing of parts, components and sub-assemblies are not generally offset by related local currency revenues, if any. The Company seeks to mitigate to some degree its exposure to foreign currency exchange rate fluctuations by borrowing under its multicurrency revolving credit facility in circumstances in which it is exposed to significant local currency receivables. The Company does not attempt to reduce its foreign currency exchange risks by entering into other foreign currency management programs or hedging transactions and has no plans to do so in the near term. As a consequence, there can be no assurance that the Company's results of operations will not be adversely effected by fluctuations in foreign currency exchange rates in the future, as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the United States dollar, the Company's financial reporting currency, or otherwise. Moreover, fluctuations in exchange rates could affect demand for the Company's products. During the fiscal years ended June 30, 1994 and 1995, foreign currency exchange losses amounted to $512,000 and $684,000, respectively. During the fiscal year ended June 30, 1996, the Company reported a foreign currency exchange gain of $539,000.

Competition

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. Some of the Company's principal competitors have substantially greater sales and marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     The Company believes that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition, reputation, product availability and the availability and quality of post-sale support. The Company also believes that its success will depend in part on its ability to maintain and develop the advanced technology used in its signal analyzer products and its ability to offer high-performance products at a favorable price-to-performance ratio. The Company believes that it currently competes effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $30,000) in which its digital oscilloscopes are focused and that it will be able to continue to do so, but there can be no assurance that this is or will be the case.

     The Company believes that its principal competition in the HEP market comes from its customers themselves, who are technically sophisticated and frequently choose to construct their own measurement and analysis systems. The Company also believes that the rest of this market is highly fragmented and consists of a number of small firms, no one of which commands a significant market share.

Patents, Trademarks and Licenses

     The Company currently relies on a combination of patents, trade secrets, technical expertise and continuing technological research and development to establish and protect proprietary rights in its products. The Company believes, however, that because of the rapid pace of change and advancement in digital oscilloscope technology, legal intellectual property protection is and will continue to be a less significant factor in the Company's success than the Company's core competency in converting electronic signals to digital form and the experience and expertise of its personnel.

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 1996, the Company held a total of eleven United States patents expiring in the years from 2000 to 2012. The Company holds one foreign patent. The Company also has pending an application for one additional United States patent and for six additional foreign patents. The patent positions of high-technology companies such as the Company are uncertain, however, and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

     Although the Company believes that its products and technologies do not infringe the proprietary rights of third parties, there can be no assurance that third parties will not assert claims against the Company based on the infringement or alleged infringement of any such rights. Such claims are typically costly to defend, regardless of the legal outcome. There can be no assurance that the Company would prevail with respect to any such claim, or that a license to third-party rights, if needed, would be available on acceptable terms. In any event, patent and proprietary rights litigation can be extremely protracted and expensive.

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company is required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years ending June 30, 2004 and may be required to make up to an additional $3.5 million in contingent royalty payments depending on its sales of certain products in certain territories over the life of the patents. Royalty expense approximated $781,000 and $963,000 in fiscal 1995 and 1996, respectively. The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

Employees

     As of June 30, 1996, LeCroy had 476 employees, of whom 270 work in the Company's New York facility, 119 work in the Company's Geneva facility, and the remainder work in various other Company offices around the world. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory. A majority of the Company's senior managers has over five years of service with the Company.

Regulation

     As the Company manufactures its products in the United States and Switzerland, and sells its products and purchases parts, components and sub-assemblies in a number of countries, the Company is subject to legal and regulatory requirements, particularly the imposition of tariffs, customs and export controls, in a variety of countries. In addition, the export of digital oscilloscopes from both the United States and Switzerland is subject to regulation under the Treaty for Nuclear Non-Proliferation by such countries.

ITEM 2. PROPERTIES

     The Company's executive offices and one of its manufacturing facilities are located in a two-story, approximately 88,000 square foot building in Chestnut Ridge, New York that is owned by the Company. The Company also leases a three story office and manufacturing building in Geneva, Switzerland pursuant to a lease expiring December 31, 2004. In addition, the Company leases other offices around the world on a short-term basis to support its local sales and service operations.

     The Company believes that its facilities are in good working condition and are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	 None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                         Age               Position
Walter O. LeCroy, Jr          61      Chairman of the Board of Directors
Lutz P. Henckels              55      President, Chief Executive Officer
				      and Director
Werner H. Brokatzky           51      Vice President-Operations (Geneva)
Brian V. Cake                 53      Vice President-Advanced Development
Raymond Chevalley             57      Vice President-Worldwide T&M Products
Clement R. Confessore         59      Vice President-Operations (United States)
John C. Maag                  46      Vice President-Finance, Chief Financial
				      Officer, Secretary and Treasurer
Joseph J. Migliozzi           46      Vice President-High Energy Physics
James J. Mueller              43      Vice President-Worldwide T&M Engineering
Ronald S. Nersesian           36      Vice President-Marketing
Thomas H. Reslewic            37      Vice President-Worldwide Sales

     Walter O. LeCroy, Jr., founder of the Company, has served as the Chairman of the Board since the Company's inception. Mr. LeCroy was instrumental in the initial development of the Company's core technology and remains active in the design of the Company's products. Mr. LeCroy has a Bachelor of Arts degree in physics from Columbia University.

     Lutz P. Henckels has served as the President and the Chief Executive Officer since July 1993. He served as a consultant for the Company from January 1993 until July 1993. Before joining the Company, Mr. Henckels served as the President of U.S. Operations of Racal-Redac, Inc., an electronic design automation company, from May 1989 until January 1993. Prior to 1989,
Mr. Henckels was the founder and Chief Executive Officer of HHB Systems, Inc., a public computer-aided design and test company. Mr. Henckels has Bachelor of

Science and Master of Science degrees in electrical engineering, and a Doctor of Science degree in computer science, from the Massachusetts Institute of Technology. Mr. Henckels serves as a director of IKOS Corporation.

     Werner H. Brokatzky joined the Company in August 1978 as the Manager of Finance and Administration, served as Vice President-Finance (Geneva) from March 1990 to December 1995, and has served as Vice President-Operations (Geneva) since January 1996. Before joining the Company, Mr. Brokatzky served as an apprentice at Volksbank Schopfheim.

     Brian V. Cake has served as Vice President-Advanced Development since 1986. He joined the Company as an engineer in November 1980. Mr. Cake has a Bachelor of Science degree in electrical and electronic engineering from City University in London.

     Raymond Chevalley has served as Vice President-Worldwide T&M Products since January 1996. Mr. Chevalley joined the Company as an engineer in September 1969 and served as Vice President-Operations (Geneva) from January 1973 to December 1995. He established the Company's first European office in 1972. Mr. Chevalley has a degree in engineering from the Geneva Engineering School.

     Clement R. Confessore has served as the Vice President-Operations (United States) since joining the Company in January 1994. Before joining the Company, Mr. Confessore was the Senior Vice President of Operations at RasterOps Corporation, a computer monitor manufacturing company. Mr. Confessore has a Bachelor of Science degree in mechanical engineering from Norwich University and a Master of Business Administration degree from Southwest University.

     John C. Maag has served as the Vice President-Finance/Chief Financial Officer, Secretary and Treasurer since December 1995. Before joining the Company, Mr. Maag was the Corporate Controller of Dynatech Corporation, a voice, data and video communications company from May 1987 to December 1995. Mr. Maag has a Bachelor of Science degree in accounting from St. Joseph's College and is a Certified Public Accountant.

     Joseph J. Migliozzi has served as the Vice President-High Energy Physics since May 1995. Mr. Migliozzi served as Vice President-Finance/Chief Financial Officer and Treasurer from May 1985 to December 1995. Mr. Migliozzi has a Bachelor of Business Administration degree in accounting and a Master of Business Administration degree from Pace University and is a Certified Public Accountant.

     James J. Mueller has served as the Vice President-Worldwide T&M Engineering since June 1996. Mr. Mueller served as R&D Manager-T&M from April 1992 to May 1996. Mr. Mueller has a Bachelor of Arts degree in physics from Rutgers University and a Master of Science and Doctor of Science degrees in physics from Princeton University.

     Ronald S. Nersesian has served as the Vice President-Marketing since March 1996. Before joining the Company, Mr. Nersesian was the Division Marketing Manager for a test & measurement division of Hewlett-Packard Company. Mr. Nersesian has a Bachelor of Science degree in electrical engineering from Lehigh University and a Master of Business Administration degree from New York University.

     Thomas H. Reslewic has served as Vice President-Worldwide Sales since March 1996. He served as Vice President-Sales and Marketing from July 1994 until March 1996, as the General Manager for North American Sales, from 1993 until July 1994 and the Director of Marketing for the Company's Signal
Sources Division from 1990 until 1993. Previously, he spent eight years in sales and marketing management with Tektronix, Inc., a manufacturer of digital oscilloscopes and one of the Company's principal competitors. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.


				     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     LeCroy's common stock has been traded on the Nasdaq National Market under the symbol LCRY since the Company's initial public offering on October 5, 1995. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by Nasdaq.

<CAPTIONS>
						      High           Low
1996 (1)
Second Quarter (2)                                    $19.25        $10.50
Third Quarter                                          19.25         13.50
Fourth Quarter                                         22.25         14.00

(1) The Company's stock did not trade publicly in the first quarter of fiscal year 1996.
(2) From October 5, 1995, the effective date of the Company's initial public offering.

     The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of June 30, 1996, there were approximately 230 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated Statements of Operations data for the five years ended June 30, 1996 and the Balance Sheet data at June 30, 1992, 1993, 1994, 1995 and 1996 are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included herein.

								       Years Ended June 30,
							1996       1995        1994       1993       1992
							      (in thousands, except per share data)
Statements of Operations Data:
Revenues
  Digital oscilloscopes and related products......    $ 86,061    $65,785    $47,627    $42,812    $42,486
  High energy physics products....................      10,952     12,277     13,519     15,640     15,428
  Service and other (1)...........................       4,478      4,210      2,696      2,835      2,003
						       -------     ------     ------     ------     ------
	Total.....................................     101,491     82,272     63,842     61,287     59,917
Cost of sales (2).................................      45,545     37,777     28,252     26,930     26,568
						       -------     ------     ------     ------     ------
	Gross profit..............................      55,946     44,495     35,590     34,357     33,349
Selling, general and administrative expenses......      34,623     27,950     22,831     23,029     22,626
Research and development expenses.................      12,639     10,315      8,770      9,736      9,299
Restructuring costs (3)...........................                               930
						       -------     ------     ------     ------     ------
	Operating income..........................       8,684      6,230      3,059      1,592      1,424
Technology dispute settlement costs (4)...........                             2,073        278
Other expenses....................................         134      2,212      1,694      1,434      1,100
						       -------     ------     ------     ------     ------
	Income (loss) before income taxes and
		extraordinary charge..............       8,550      4,018       (708)      (120)       324
Provision for income taxes........................       2,992      1,408        331         30        124
						       -------     ------     ------     ------     ------
	Income (loss) before extraordinary charge.       5,558      2,610     (1,039)      (150)       200
Extraordinary charge for early retirement of debt.      (1,300)
						       -------     ------     ------     ------     ------
	Net income (loss).........................    $  4,258    $ 2,610    $(1,039)   $  (150)   $   200
						       =======     ======     ======     ======     ======
Income (loss) per share before extraordinary charge      $ .93      $ .56     $ (.24)    $ (.03)     $ .04
Extraordinary charge..............................        (.22)
						       -------     ------     ------     ------     ------
Net income (loss) per share.......................       $ .71      $ .56     $ (.24)    $ (.03)     $ .04
						       =======     ======     ======     ======     ======
Weighted average common shares outstanding (5)....       5,953      4,683      4,407      4,418      4,628

									     June 30,
							1996       1995        1994       1993       1992
									  (in thousands)
Balance Sheet Data:
Working capital...................................     $32,041    $21,791    $13,120    $16,818    $16,056
Total assets......................................      62,400     49,836     39,477     35,252     36,398
Total debt and capitalized leases.................       5,673     18,042     15,235     12,530     12,607
Total stockholders' equity........................      37,472     17,440     12,820     12,518     13,477



__________
(1)     Service and other includes sales and product upgrades.
(2)     Included in cost of sales in fiscal 1995 and 1996 are recurring technology license royalties
	pursuant to an agreement settling certain litigation.
(3)     Restructuring costs were incurred in fiscal 1994 due to a restructuring of the Company's
	worldwide sales organization and the closure of its research facility in the United Kingdom.
(4)     Included in technology dispute settlement costs in fiscal 1993 and fiscal 1994 are certain
	legal fees and related expenses and also in fiscal 1994 a $1.5 million payment related to
	the settlement referred to in Note 2 above.
(5)     See "Per Share Information" in Note 1 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

     This section contains certain forward-looking statements that are subject to risks and uncertainties, including without limitation those discussed in the section entitled "Risk Factors" in the Prospectus filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 424(b) on August 9, 1995 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the Registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Registrant cautions readers not to place undue reliance on such statements.

Overview

     Since the Company's founding in 1964, the Company has been designing, manufacturing and selling high performance signal analyzers to scientists engaged in HEP research. Since calendar year 1983, the Company has applied its HEP technology to the design and development of digital oscilloscopes, its principal product. Digital oscilloscopes are signal analyzers that capture electronic signals, convert them to digital form and perform sophisticated measurements and analyses. The Company's digital oscilloscope products are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications.

     In 1985, the Company introduced its first digital oscilloscope product. Commencing in fiscal 1994, the Company began to focus its digital oscilloscope product offerings on a single high-performance product family, the 9300 series, which has resulted in a significant increase in revenues. The Company's total revenues were $63.8 million, $82.3 million and $101.0 million for the fiscal years ended June 30, 1994, 1995 and 1996, respectively, and sales of digital oscilloscopes and related products accounted for approximately 75%, 80% and 85% of the Company's total revenues for those fiscal years.

     In 1993, the Company adopted a performance improvement strategy pursuant to which the Company hired new managers, including a new Chief Executive Officer, to supplement the existing management team. As part of the performance improvement strategy, the Company's worldwide sales organization was restructured, the Company's United Kingdom research and development facility was closed and the Company's product offerings were streamlined to focus on a single family of high-performance digital oscilloscopes, the 9300 series which is currently composed of 30 models. The focus on a single high-performance product family, together with management's continued emphasis on operational improvements, have resulted in efficiency gains in product development, manufacturing, marketing, sales and service. These factors, together with an increase in revenues, have contributed to an increase in operating margin from 4.8% for the fiscal year ended June 30, 1994 to 8.5% for the fiscal year ended June 30, 1996.

     The Company has manufacturing facilities in both the United States and Switzerland and purchases parts, components and sub-assemblies from a variety of vendors around the world in a variety of currencies and sells its products around the world in a variety of currencies. This subjects the Company to certain risks including fluctuations in foreign currency exchange rates, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. For information with respect to the risks arising from fluctuations in foreign currency exchange rates and certain measures adopted by the Company in an effort to mitigate to a degree such risks, see "Business-Foreign Currency Exchange."

Results of Operations

      The following table sets forth for the periods indicated the percentage of total revenues represented by each line item in the Company's statement of operations:

							Years Ended June 30,
						       1996     1995     1994
Revenues
   Digital oscilloscopes and related products....      84.8%    80.0%    74.6%
   High energy physics products..................      10.8     14.9     21.2
   Service and other.............................       4.4      5.1      4.2
						      -----    -----    -----
	Total....................................     100.0    100.0    100.0
Cost of sales....................................      44.9     45.9     44.3
						      -----    -----    -----
   Gross profit..................................      55.1     54.1     55.7
Selling, general and administrative expenses.....      34.1     34.0     35.8
Research and development expenses................      12.5     12.5     13.7
Restructuring costs..............................        -        -       1.4
						      -----    -----    -----
   Operating income..............................       8.5      7.6      4.8
Technology dispute settlement costs..............        -        -       3.2
Other expenses, net..............................       0.1      2.7      2.7
						      -----    -----    -----
   Income (loss) before income taxes and
      extraordinary charge.......................       8.4      4.9     (1.1)
Provision for income taxes.......................       2.9      1.7      0.5
						      -----    -----    -----
   Income (loss) before extraordinary charge.....       5.5      3.2     (1.6)
Extraordinary charge for early retirement of debt      (1.3)      -        -
						      -----    -----    -----
   Net income (loss).............................       4.2%     3.2%    (1.6)%
						      =====    =====    =====

Comparison of Fiscal Years 1996 and 1995

     Total revenues increased to $101.5 million in 1996 from $82.3 million in 1995, or 23%, and represented record revenues for the Company. Revenues increased primarily as a result of an increase in sales of higher margin digital oscilloscopes and related products. On a geographic basis, total revenues increased to $42.2 million in 1996 from $35.8 million in 1995, or 18%, in the United States, to $42.3 million in 1996 from $33.3 million in 1995, or 27%, in Europe and to $17.0 million in 1996 from $13.2 million in 1995, or 29%, in the rest of the world, principally Japan and the rest of Asia.

     Revenues from sales of digital oscilloscopes and related products increased to $86.1 million in 1996 from $65.8 million in 1995, or 31%. Sales of digital oscilloscopes and related products, in terms of units, increased to approximately 6,000 in 1996 from approximately 5,100 in 1995, or 18%. This increase in revenues and units was primarily attributable to an increase in sales of the higher-end products in the Company's 9300 family of digital oscilloscopes which, in terms of units, increased to approximately 5,300 in 1996 from approximately 4,000 in 1995, or 33%. Average selling prices of digital oscilloscopes and related products increased by 11% as compared to 1995 principally as a result of a continuing change in the Company's product mix towards higher-end products.

     Revenues from sales of HEP products decreased to $11.0 million in 1996 from $12.3 million in 1995, or 11%. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 11% of total revenues in 1996 as compared to approximately 15% of total revenues in 1995, are likely to continue to represent a declining portion of its total revenues in the future, attributable in part to lower anticipated order volumes.

     Service and other revenues increased to $4.5 million in 1996 from $4.2 million in 1995, or 6%, due primarily to the continued increase in marketing of service and support programs for digital oscilloscopes and related products and increased sales of upgrades for such products.

     Gross profit for fiscal 1996 was 55.1% of revenues compared to 54.1% for the prior year. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 Series of digital oscilloscopes, coupled with increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York. Approximately $933,000 of the increase in cost of sales for 1996 was attributable to the weakening of the United States dollar versus the Swiss franc as compared to the exchange rates prevailing in 1995.

     Selling, general and administrative expenses increased to $34.6 million in 1996 from $28.0 million in 1995, or 24%. As a percentage of total revenues, selling, general and administrative expenses was 34.1% in 1996 compared to 34.0% in 1995. These expenses increased as the Company expanded sales management and support staff at its European, Asian and United States regional sales headquarters and incurred additional sales commissions due to higher sales volume and the hiring of additional administrative support staff. Approximately $781,000 of the increase in selling, general and administrative expenses in 1996 was attributable to the weakening of the United States dollar versus the Swiss franc as compared to the exchange rates prevailing in 1995.

     Research and development expenses increased to $12.6 million in 1996 from $10.3 million in 1995, or 22%. This higher level of research and development expenses reflects an increase in expenditures for prototype and development costs of custom integrated circuits for use in digital oscilloscopes and related products and initial development of an analog LAN network monitor. As a percentage of total revenues, research and development expenses were 12.5% in both 1996 and 1995. The Company's objective is to maintain annual research and development expenses at approximately 12% to 13% of total revenues.

     Operating income increased to $8.7 million in 1996 from $6.2 million in 1995, or 39%. As a percentage of total revenues, operating income was 8.6% in 1996 as compared to 7.6% in 1995. The increase in operating income was due primarily to increased revenues in 1996 as compared to 1995 coupled with improved operating efficiencies and other factors listed above.

     Net interest and financing charges decreased to $672,000 in 1996 from $1.5 million in 1995, or 56%. The decrease in the current year is due primarily to reduced levels of debt, paid down from funds received in the second quarter of fiscal 1996 from the Company's initial public offering. Average borrowing levels were $7.6 million in 1996 as compared to $16.6 million in 1995. Operating results in fiscal 1996 and 1995 included currency exchange gains (losses) of approximately $539,000 and ($684,000), respectively.

     The Company's effective income tax rate for 1996 was 35%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary was approximately 15% in 1996. This agreement is in effect through the fiscal year ended June 30, 2000.

     During fiscal 1996, an extraordinary charge of $1.3 million was incurred relating to the write-off of deferred financing costs associated with the early retirement of debt paid from the proceeds received from the Company's initial public offering.

     Income before extraordinary charge increased 113% to $5.6 million in 1996, representing record earnings for the Company, compared to net income of $2.6 million for 1995. Income before extraordinary charge in 1996, as a percentage of total revenues, was 5.5% compared to 3.2% in 1995. The improvement in 1996 was due primarily to increased revenues, improved operating efficiencies and operating margins and the gain on currency exchange.

     Comparison of Fiscal Years 1995 and 1994

     Total revenues increased to $82.3 million in 1995 from $63.8 million in 1994, or 29%, primarily as a result of an increase in sales of digital oscilloscopes and related products. On a geographic basis, total revenues increased to $35.8 million in 1995 from $29.4 million in 1994, or 22%, in the United States, to $33.3 million in 1995 from $26.1 million in 1994, or 28%, in Europe and to $13.2 million in 1995 from $8.4 million in 1994, or 58%, in the rest of the world, principally Japan and the rest of Asia.

     Revenues from sales of digital oscilloscopes and related products increased to $65.8 million in 1995 from $47.6 million in 1994, or 38%. Sales of digital oscilloscopes and related products, in terms of units, increased to approximately 5,100 in 1995 from approximately 3,900 in 1994, or 30%. This increase in revenues and units was primarily attributable to an increase in sales of the Company's 9300 family of digital oscilloscopes which, in terms of units, increased to approximately 4,000 in 1995 from approximately 2,900 in 1994, or 37%. Average selling prices of digital oscilloscopes and related products increased by 7% as compared to 1994 principally as a result of a change in the Company's product mix towards higher-end products.

     Revenues from sales of HEP products decreased to $12.3 million in 1995 from $13.5 million in 1994, or 9%. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. Revenues from sales of HEP products represented approximately 15% of total revenues in 1995 as compared to approximately 21% of total revenues in 1994.

     Service and other revenues increased to $4.2 million in 1995 from $2.7 million in 1994, or 56%, due primarily to increased marketing of service and support programs for digital oscilloscopes and related products and increased sales of upgrades for such products.

     Approximately $3.3 million of the increase in total revenues for 1995 was attributable to the net impact of the weakening of the United States dollar versus the Japanese yen, Swiss franc and German deutschemark, offset in part by the strengthening of the United States dollar versus the Italian lira, in each case as compared to the exchange rates prevailing in 1994.

     Gross profit increased to $44.5 million in 1995 from $35.6 million in 1994, or 25%. This growth was due primarily to increased revenues from sales of the Company's 9300 family of digital oscilloscopes, manufactured at the Company's facility in Geneva, Switzerland. The gross profit margin decreased to 54.1% in 1995 from 55.7% in 1994 due principally to the inclusion in 1995 of technology license royalties of approximately $700,000, or 1% of total revenue, the under-utilization of the Company's Chestnut Ridge, New York manufacturing facility resulting from the phase-out of older generation oscilloscopes, the reduction in sales of digitizer products produced in Chestnut Ridge and a change in product mix (including service revenues). In an effort to increase absorption of the fixed costs of the Chestnut Ridge facility, in June 1995 the Company commenced limited manufacturing at such facility of its Model 935x digital oscilloscope to supplement its manufacturing operations in Geneva. Approximately $1.6 million of the increase in cost of sales for 1995 was attributable to the weakening of the United States dollar versus the Swiss franc and the Japanese yen as compared to the exchange rates prevailing in 1994.

     Selling, general and administrative expenses increased to $28.0 million in 1995 from $22.8 million in 1994, or 22%. However, as a percentage of total revenues, selling, general and administrative expenses decreased to 34.0% in 1995 from 35.8% in 1994. Selling expenses increased approximately $2.4 million as the Company expanded management and support staff at its European, Asian and United States regional sales headquarters and hired additional sales engineers in Japan. General and administrative expenses also increased by approximately $800,000 due principally to the hiring of additional administrative support staff and improvements made to the Company's information systems. In addition, selling, general and administrative expenses increased by approximately $700,000 principally due to higher advertising and promotional expenses related to the 9300 family of digital oscilloscopes. Approximately $1.3 million of the increase in selling, general and administrative expenses in 1995 was attributable principally to the weakening of the United States dollar versus the Swiss franc and Japanese yen as compared to the exchange rates prevailing in 1994.

     Research and development expenses increased to $10.3 million in 1995 from $8.8 million in 1994, or 17.0%. This higher level of research and development expenses reflects an increase in expenditures for the development of custom integrated circuits for use in digital oscilloscopes and related products to $1.5 million in 1995 from $700,000 in 1994. As a percentage of total revenues, research and development expenses decreased to 12.5% in 1995 from 13.7% in 1994. This percentage decrease was due primarily to a significant growth in revenues and slower growth in overall research and development expenses.

     Operating income increased to $6.2 million in 1995 from $3.1 million in 1994, or 104%. As a percentage of total revenues, operating income was 7.6% in 1995 as compared to 4.8% in 1994. The increase in operating income was due primarily to the factors noted above as well as the absence in 1995 of the restructuring costs incurred in 1994.

     Net interest and financing charges increased to $1.5 million in 1995 from $1.2 million in 1994, or 29%, due primarily to higher average levels of debt outstanding. Average borrowing levels were $16.6 million in 1995 as compared to $13.8 million in 1994. Operating results in fiscal 1995 and 1994 included currency losses of approximately $684,000 and $512,000, respectively.

     The Company's effective income tax rate for 1995 was 35%. The Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary was approximately 12% in 1995. This agreement is in effect through the fiscal year ended June 30, 2000.

     Net income increased to $2.6 million in 1995 from a net loss of $1.0 million for 1994. Net income in 1995 as a percentage of total revenues was 3.2%; in 1994, the net loss represented (1.6)% of total revenues. The improvement in 1995 was due primarily to the factors noted above as well as the incurrence in 1994 of the $1.5 million initial settlement payment included under technology dispute settlement costs.


Liquidity and Capital Resources

     In October 1995 LeCroy completed an initial public offering of 1,500,000 shares of Common Stock at $12.00 per share, generating net proceeds to the Company of approximately $15.3 million. These net proceeds, combined with net cash generated from operating activities of $8.3 million, allowed the Company to reduce funded debt to 13% of total capital at June 30, 1996. This compares to a level of funded debt to total capital ranging from 48% to 54% at the end of fiscal years 1992 through 1995. Working capital, including $10.3 million in cash, increased to $32.0 million at June 30, 1996, which represented a working capital ratio of 2.6 to 1, compared to $21.8 million, or 2.2 to 1, at June 30, 1995. Cash balances primarily reflect short-term deposits in Europe.

     Cash flows from operating activities were $8.3 million in fiscal 1996, a significant improvement in comparison to the prior two fiscal years as a result of increased operating earnings in the current year coupled with improved asset management. Combined accounts receivable and inventories at year-end were 40% of fiscal 1996 sales compared to 46% in fiscal 1995 and 49% in fiscal 1994.

     Capital expenditures were $3.7 million in fiscal 1996 compared to $2.9 million and $1.5 million in fiscal 1995 and 1994, respectively. These capital expenditures were primarily for assembly, research, design and test equipment, facilities improvements and information systems. Average net fixed assets employed were $8.2 million, or 8.1% of fiscal 1996 sales, compared to $6.9 million or 8.3% of sales in fiscal 1995. LeCroy anticipates that its capital spending for property and equipment in fiscal 1997 will approximate $7 million, primarily for design and test equipment, information systems and facilities improvements. Funding for capital expenditures generally will be provided from internal sources.

     In December 1995 the Company finalized its $15 million unsecured multicurrency credit agreement with several commercial banks, maturing in January 1999. At June 30, 1996, $4.6 million was borrowed on this facility. The Company has met its financial covenants that include maintaining specified financial ratios and positive levels of net income and limitations on capital expenditures and lease obligations.

     In addition, the Company maintains certain foreign borrowing and overdraft facilities, principally a three million Swiss franc ($2.4 million using the U.S. dollar/French franc exchange rate as of June 30, 1996) multicurrency revolving credit agreement cancelable upon notice by the bank or the Company.

     The Company's cash on hand, together with amounts available under its multicurrency revolving credit agreement, and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

			    LeCROY CORPORATION

		INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


								Page

Report of Independent Auditors...........................        28

Consolidated Balance Sheets as of June 30, 1996 and 1995.        29

Consolidated Statements of Operations for the Years Ended
June 30, 1996, 1995 and 1994 ............................        31

Consolidated Statements of Stockholders' Equity for the
Years Ended June 30, 1996, 1995 and 1994.................        32

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1996, 1995 and 1994.............................        33

Notes to Consolidated Financial Statements...............        35

			REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


						   ERNST & YOUNG LLP

Hackensack, New Jersey
July 22, 1996

				LeCROY CORPORATION
			   CONSOLIDATED BALANCE SHEETS
			(in thousands, except share data)

								June 30,
							   1996          1995
				ASSETS
Current Assets:
   Cash and cash equivalents.........................   $ 10,315      $  1,408
   Accounts receivable, less allowance of $38 in
   1996 and $44 in 1995, respectively................     20,625        17,316
   Inventories.......................................     20,104        20,014
   Other current assets..............................      1,278         1,476
							  ------        ------
   Total current assets..............................     52,322        40,214
Property and equipment, at cost:
   Land..............................................      5,202         5,178
   Furniture, machinery and equipment................     25,948        24,583
							  ------        ------
							  31,150        29,761
   Less: Accumulated depreciation and amortization...    (22,234)      (22,338)
							  ------        ------
							   8,916         7,423
Other assets.........................................      1,162         2,199
							  ------        ------
							$ 62,400      $ 49,836
							  ======        ======
		LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current debt......................................   $  1,026      $  4,069
   Accounts payable..................................      6,882         7,053
   Accrued liabilities...............................      4,803         3,154
   Accrued employee compensation and benefits........      4,066         2,749
   Income taxes payable..............................      3,504         1,398
							  ------        ------
      Total current liabilities......................     20,281        18,423
Long-term debt and capitalized leases................      4,647        13,973
Contingencies and commitments
Stockholders' Equity:
   Preferred stock, $.01 par value (Authorized
     2,913,043 shares, none issued and outstanding
   Series B Preferred stock, $.01 par value
     (Authorized 782,609 shares, 559,131 issued and
     outstanding in 1995)............................         -              6
   Series C Preferred stock, $.01 par value
     (Authorized 1,304,348 shares, 655,774 issued
     and outstanding in 1995)........................         -              7
   Common stock, $.01 par value (Authorized 45,000,000
     shares; 5,877,732 and 2,938,939 issued and
     5,426,606 and 2,317,000 outstanding in 1996 and
     1995, respectively)..............................        59            29
   Additional paid-in capital.........................    22,112         5,419
   Less: Treasury stock at cost; (451,126 and 621,939
     shares in 1996 and 1995, respectively)...........    (2,334)       (3,133)
   Foreign currency translation adjustment............     1,662         3,397
   Retained earnings..................................    15,973        11,715


							  ------        ------
      Total stockholders' equity......................    37,472        17,440
							  ------        ------
							$ 62,400      $ 49,836
							  ======        ======

The accompanying notes are an integral part of these financial statements.

				LeCROY CORPORATION
		      CONSOLIDATED STATEMENTS OF OPERATIONS
		      (in thousands, except per share data)

							Years Ended June 30,
						     1996      1995     1994
Revenues:
   Digital oscilloscopes and related products     $ 86,061   $65,785   $47,627
   High energy physics products..............       10,952    12,277    13,519
   Service and other.........................        4,478     4,210     2,696
						   -------    ------    ------
      Total..................................      101,491    82,272    63,842
Cost of sales................................       45,545    37,777    28,252
						   -------    ------    ------
   Gross profit..............................       55,946    44,495    35,590
Operating expenses:
   Selling, general and administrative.......       34,623    27,950    22,831
   Research and development..................       12,639    10,315     8,770
   Restructuring costs.......................          -         -         930
						   -------    ------    ------
Operating income.............................        8,684     6,230     3,059
Technology dispute settlement costs..........          -         -       2,073
Other expenses, net..........................          134     2,212     1,694
						   -------    ------    ------
Income (loss) before income taxes and
   extraordinary charge......................        8,550     4,018      (708)
Provision for income taxes...................        2,992     1,408       331
						   -------    ------    ------
Income (loss) before extraordinary charge....        5,558     2,610    (1,039)
Extraordinary charge for early retirement
   of debt...................................       (1,300)      -         -
						   -------    ------    ------
Net income (loss)............................     $  4,258   $ 2,610   $(1,039)
						   =======    ======    ======

Income (loss) per common share:

   Income (loss) before extraordinary charge.     $   0.93   $  0.56   $ (0.24)
   Extraordinary charge......................        (0.22)      -         -
						     -----      ----     -----
   Net income (loss).........................     $   0.71   $  0.56   $ (0.24)
						     =====      ====     =====
Weighted average number of common shares.....        5,953     4,683     4,407
						     =====     =====     =====

The accompanying notes are an integral part of these financial statements.

				LeCROY CORPORATION

		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			      (Amounts in thousands)

												     Foreign
			  Series B          Series C                      Additional                 Currency
		      Preferred Stock   Preferred Stock    Common Stock    Paid-in   Treasury Stock Translation  Retained
		      Shares   Amount   Shares   Amount   Shares  Amount   Capital   Shares  Amount  Adjustment  Earnings   Total
Balance at July 1,
  1993...............                                      3,525     $35    $2,102     (20) $  (203)  $   440    $10,144   $12,518
 Common shares
   repurchased.......                                                                  (17)    (170)                          (170)
 Sale of shares......                                         70       1       399                                             400
 Foreign currency
   translation.......                                                                                   1,111                1,111
 Net loss............                                                                                             (1,039)   (1,039)
							   -----      --     -----     ----    -----    -----     -------   -------
Balance at June 30,
  1994...............                                      3,595      36     2,501     (37)    (373)    1,551      9,105    12,820
 Common shares
   repurchased.......                                                                 (585)  (2,760)                        (2,760)
 Conversion of shares                     656     $  7      (656)     (7)                                                      -
 Sale of shares......     559   $  6                                         2,502                                           2,508
 Sale of common
   stock warrants....                                                          416                                             416
 Foreign currency
   translation.......                                                                                   1,846                1,846
 Net income..........                                                                                              2,610     2,610
			  ---     --      ---       --     -----      --     -----     ---    -----     -----     ------    ------
Balance at June 30,
   1995..............     559      6      656        7     2,939      29     5,419    (622)  (3,133)    3,397     11,715    17,440
 Public sale of
   common stock......                                      1,500      15    15,297                                          15,312
 Exercise of stock
   rights............     223      2                                           912                                             914
 Conversion of
   preferred stock...    (782)    (8)    (656)      (7)    1,439      15
 Stock option and
   stock purchase
   plans.............                                                          484     171      799                          1,283
 Foreign currency
   translation.......                                                                                  (1,735)              (1,735)
 Net income..........                                                                                              4,258     4,258
							   -----     ---   -------     ---   ------     -----     ------    ------
Balance at June 30,
   1996..............                                      5,878     $59   $22,112    (451) $(2,334)  $ 1,662    $15,973   $37,472
							   =====     ===   =======     ===   =======    =====     ======    ======

The accompanying notes are an integral part of these financial statements.

				  LeCROY CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (in thousands)

						      Years Ended June 30,
						   1996       1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).........................   $  4,258   $  2,610    $(1,039)
   Adjustments for noncash items included in
      operating activities:
   Depreciation and amortization.............      2,221      1,922      2,013
   Deferred income taxes.....................        165        799        -
   Extraordinary charge and other............      1,300     (1,192)       128
   Change in operating asset and liability
      components:
   Accounts receivable.......................     (3,751)    (1,271)    (3,460)
   Inventories...............................       (510)    (3,430)       291
   Prepaid expenses and other assets.........       (409)      (273)       377
   Accounts payable and accrued liabilities..      1,536      1,799        796
   Accrued employee compensation and benefits      1,415       (281)       532
   Income taxes..............................      2,050        267        197
						   -----      -----      -----
Net cash provided by (used in) operating
   activities................................      8,275        950       (165)
						   -----      -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment........     (3,720)    (2,854)    (1,537)
   Proceeds from disposal of property and
      equipment..............................        -           57         46
   Due from officers.........................        147        608       (247)
						   -----      -----      -----
Net cash used in investing activities........     (3,573)    (2,189)    (1,738)
						   -----      -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt
      and capitalized leases.................      4,600     23,676      8,010
   Repayment of debt and capitalized leases..    (16,878)   (19,534)    (7,775)
   Technology license payments...............        -       (1,549)     1,549
   Sale of common stock......................        -        2,508        400
   Repurchase of common stock................        -       (2,760)      (170)
   Public sale of common stock...............     15,312        -          -
   Proceeds from sale of warrants............        -           16        -
   Proceeds from exercise of stock rights....        914        -          -
   Proceeds from exercise of stock options
      and issuances..........................      1,283        -          -
						   -----      -----      -----
Net cash provided by financing activities....      5,231      2,357      2,014
						   -----      -----      -----
Effect of exchange rates on cash.............     (1,026)        79         92
						   -----      -----      -----
   Increase in cash and cash equivalents.....      8,907      1,197        203
   Cash and cash equivalents at beginning of
      the year...............................      1,408        211          8
						   -----      -----      -----
   Cash and cash equivalents at end of
      the year...............................   $ 10,315   $  1,408    $   211
						  ======      =====      =====

Supplemental Cash Flow Disclosure
   Cash paid during the year for:
      Interest...............................   $    649   $  1,336    $ 1,296
      Income taxes...........................        731        418        211

The accompanying notes are an integral part of these financial statements.

				LeCROY CORPORATION

		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		   (in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

   Principles of Consolidation

     The consolidated financial statements include the accounts of LeCroy Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

     Substantially all revenue is recognized when products are shipped or services are rendered to customers. Revenues from service contracts are recognized ratably over the contract period.

   Fiscal Year Ending Dates

     The operations of the U.S. company, LeCroy Corporation, have a fiscal year end of the Saturday closest to June 30 (July 2, 1994, July 1, 1995, and June 29, 1996). For each of the fiscal years, the fiscal year represented a 52 week period. The majority of foreign subsidiaries have a June 30 fiscal year end. The consolidated financial statements' year end references are stated as of June 30.

   Cash Equivalents

     Cash equivalents represent highly liquid debt instruments with a maturity of three months or less at the time of purchase. Financial instruments, which potentially subject the Corporation to concentrations of credit risk, consist primarily of short-term deposits in Europe with major banks located in various cities with investment levels and debt ratings set to limit exposure with any one institution.

   Concentration of Credit Risks

     The Company manufactures and sells electronic equipment to research facilities, governmental agencies and the test and measurement industry. Sales are to all regions of the United States as well as to a multitude of foreign countries. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses have been minimal and within management's expectations. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration.

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

   Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. The estimated useful lives are as follows:

	Building                                        32 years
	Furniture, machinery and equipment              3-12 years

   Income Taxes

     Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires that deferred taxes be established for all temporary differences between book and tax bases of assets and liabilities, measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     United States income taxes have not been provided on the undistributed net earnings of foreign subsidiaries which amount approximated $17,700 at June 30, 1996. Determining the tax liability that would arise if these earnings were remitted is not practicable. The Company plans to reinvest substantially all of these net earnings in assets located outside of the United States, thus indefinitely postponing the remittance of such earnings.

   Foreign Exchange

     The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The adjustment resulting from this translation is included in a separate component of stockholders' equity. Gains (losses) in fiscal 1996, 1995 and 1994 resulting from foreign currency transactions approximated $539, $(684) and $(512), respectively, and are included in other expenses.

   Warranty

     Estimated future warranty obligations related to products are provided by charges to operations in the period that the related revenue is recognized.

   Research and Development

     Research and development costs are expensed as incurred.

   Per Share Information

     Net income (loss) per share is computed based upon the weighted average number of shares of Common Stock and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding rights, options and warrants to purchase Common Stock and the conversion of Preferred Stock are included to the extent dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issuable upon exercise of stock rights, options and warrants granted during the twelve months immediately preceding October 6, 1995, the date of the Company's initial public offering, have been included in the calculation of the

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

shares used in computing net income (loss) per share as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method), including loss years where the impact of the incremental shares is anti-dilutive.

   Treasury Stock

     The Company delivers treasury shares upon the exercise of stock options and the issuance of shares from the 1995 Employee Stock Purchase Plan. The difference between the cost of the treasury shares, on a last-in, first-out basis, and the exercise price of the option or the cost of shares from the Employee Stock Purchase Plan is reflected in additional paid-in capital.

   Hedging and Related Financial Instruments

     The Company utilizes foreign currency based borrowings to hedge foreign exchange risks.

2. Inventories

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

							     June 30,
							 1996        1995
	Raw materials.........................         $ 7,398     $ 7,932
	Work in process.......................           6,539       3,616
	Finished goods........................           6,167       8,466
							------      ------
						       $20,104     $20,014
							======      ======

     The allowance for excess and obsolete inventory, included above, amounted to $2,459 in 1996 and $2,291 in 1995.

3. Other Assets

     Other assets consist of the following:

							     June 30,
							 1996        1995
	Deferred financing costs, net........          $  282      $1,696
	Patents and trademarks, net..........             191         175
	Other................................             689         328
							-----       -----
						       $1,162      $2,199
							=====       =====

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

     Deferred financing costs are being amortized over the term of the related debt; patents and trademarks are being amortized on the straight-line basis over 20 years.

4. Income Taxes

     Provision for income taxes is comprised of the following charges:

							1996     1995     1994
Current - Foreign.............................        $2,827    $  609    $331
Deferred - Foreign............................           165       799      -
						       -----     -----     ---
     Total                                            $2,992    $1,408    $331
						       =====     =====     ===

     At June 30, 1996 and 1995, the components of the Company's deferred tax assets are as follows:

								 June 30,
							     1996        1995
     Deferred tax assets:
	Revenue recognition..............................  $   224     $    -
	U.S. net operating loss carryforwards............    1,166         540
	Foreign net operating loss carryforwards.........      302         125
	Research and development tax credit carryforwards       60          60
	State investment tax credit carryforwards........      300         300
	Inventory reserves...............................      587         330
	Vacation pay reserves............................       91         122
	Other, net.......................................      185          40
							     -----       -----
     Total deferred tax assets...........................    2,915       1,517
     Valuation allowance for deferred tax assets.........   (2,915)     (1,517)
							     -----       -----
     Net deferred tax assets.............................  $    -      $    -
							     =====       =====

     Included in current income taxes payable in 1996 and 1995 is $521 and $799, respectively, of current deferred income taxes payable associated with foreign inventory provisions and other foreign tax reserves.

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

     A reconciliation of the tax provision computed at the Federal statutory tax rate to the Company's recorded tax provision is as follows:

							1996     1995     1994
     Tax computed at federal statutory tax rate       $2,465    $1,367   $(244)
     Officers' life insurance and other permanent
	differences                                       72       102      83
     Effect of foreign income                           (943)     (225)    (98)
     Change in valuation allowance                     1,398       157     589
     Other, net                                          -           7       1
						       -----     -----     ---
						      $2,992    $1,408   $ 331
						       =====     =====     ===

     Federal tax net operating losses available for carryforward to future years total approximately $2.9 million at June 30, 1996 and expire in the years 2009 thru 2011. Foreign tax net operating losses available for carryforward to future years total approximately $703 at June 30, 1996, expiring at various dates based on the country of origin.

     The components of income (loss) before income taxes are as follows:

						      1996     1995     1994
     Domestic                                       $(1,810)  $ (837)  $(2,056)
     Foreign                                         10,360    4,855     1,348
						     ------    -----     -----
						    $ 8,550   $4,018   $  (708)
						     ======    =====     =====

5. Term Debt

     Term debt consists of the following:

								June 30,
							     1996      1995
     Revolving credit agreement...............             $4,600    $ 6,250
     Term loans...............................                -        3,825
     Subordinated debentures..................                -        4,500
     Other....................................                957      2,666
							    -----     ------
							    5,557     17,241
     Less: Current debt.......................                930      3,516
							    -----     ------
							   $4,627    $13,725
							    =====     ======

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

     In December 1995, the Company finalized an unsecured $15 million multicurrency revolving line of credit agreement with several commercial banks which allows for borrowings in various currencies and provides for interest to be payable quarterly at the highest of the prime rate, the federal funds rate (as defined) plus 1/2 % or the Eurocurrency Interest Rate (as defined). This facility replaced a previous secured agreement. As of June 30, 1996, United States dollar advances were $4,600 at 8.25% interest, the carrying amount approximates fair value based upon market rates. A commitment fee is assessed on the unused line of credit, payable at the end of each calendar quarter, at a rate of 1/4 of 1% per annum. The credit agreement expires on January 31, 1999. The agreement contains covenants that include maintaining specified financial ratios and positive levels of net income and limitations on capital expenditures and lease obligations.

     In October 1995 proceeds received from the Company's initial public offering were used to repay previously outstanding term loans and subordinated debt. An extraordinary non-cash charge of $1.3 million of deferred financing costs was taken resulting from the early extinguishment of this debt.

     Interest expense, net, included in other expense was $672 in fiscal 1996, $1,528 in fiscal 1995 and $1,182 in fiscal 1994.

     At fiscal year end the Company had short-term unused lines of credit aggregating $5,447 for foreign operations.

     Aggregate maturities of the above term debt for each of the years in the three year period ending June 30, 1999 are $ 930, $ 0 and $4,627, respectively.


6. Capital Stock and Option Plans

     On October 5, 1995, the Company completed an initial public offering of 1,500,000 shares of Common Stock for the net proceeds of $15.3 million, at which time 782,609 shares of Series B Preferred Stock and 655,774 shares of Series C Preferred Stock were converted to Common Stock at the rate of one share for one share.

     On March 28, 1995, in conjunction with the issuance of $4.5 million of subordinated debentures, the Company sold warrants, at $.023 per warrant to purchase 695,652 shares of Common Stock, which are reserved for future issuance, at an exercise price of $4.49 per share. The warrants are 100% exercisable and expire on December 31, 2002. For accounting purposes, the deemed value of the warrants was treated as additional financing costs and was being amortized to interest expense over the outstanding period of the subordinated debentures. As a result of repayments of the subordinated debentures from the proceeds of the initial public offering, these costs were written off as part of the extraordinary charge to earnings in the second quarter of fiscal 1996.

     In July 1995, the Board of Directors amended and restated the Incentive Stock Option Plan of 1993. Under the Amended and Restated 1993 Stock Incentive Plan, 1,521,739 shares of Common Stock can be issued through the exercise of Incentive Stock Options, increasing 5% annually each July 1 during the term of the Plan. At July 1, 1996, a maximum of 1,793,069 shares were reserved for

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

issuance. These options allow full-time employees, including officers, to purchase shares of Common Stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. The vesting period and expiration of each grant will be determined by the Compensation Committee of the Board of Directors. This limitation does not apply to nonqualified stock options or restricted stock awards that may be granted under the amended 1993 Plan.

     Under the Amended and Restated 1993 Stock Incentive Plan adopted July, 1995, "non-qualified" stock options can be issued to full-time employees, including officers and non-employee consultants. Options must be granted at an exercise price of at least 85% of the fair market value on the date of grant. The vesting period and expiration of each grant will be determined by the Compensation Committee of the Board of Directors.

Transactions for incentive and "non-qualified" stock options for the Amended and Restated 1993 Stock Incentive Plan for fiscal year 1996, 1995 and 1994 are as follows:

				 1996                     1995                     1994
				    Option Price             Option Price             Option Price
			  Shares     Per Share      Shares     Per Share     Shares     Per Share
Outstanding at July 1   1,051,278   $6.33-$10.47    479,659   $6.33-$10.47    44,959   $8.51-$10.47
Granted                   327,706    9.20- 19.63    576,956    6.33-  8.05   434,700           6.33
Exercised                (128,570)   6.33- 10.47       -           -            -           -
Cancelled                  (2,202)   6.33-  9.20     (5,337)          6.33      -           -
			---------   ------------  ---------   ------------   -------   ------------
Outstanding at June 30  1,248,282   $6.33-$19.63  1,051,278   $6.33-$10.47   479,659   $6.33-$10.47
			=========   ============  =========   ============   =======   ============
Options exercisable at
   June 30                359,332   $6.33-$10.47    216,647   $6.33-$10.47   106,553   $6.33-$10.47
Stock Options available
   for grant at June 30   144,887                   382,203                  873,387
			  =======                   =======                  =======

     In July 1995, the Board of Directors and stockholders approved the 1995 Non-Employee Director Stock Option Plan. Under the Non-Employee Director Option Plan, 217,391 shares of Common Stock can be issued during the term of the Plan. These options allow non-employee directors to purchase shares of Common Stock at prices equal to fair market value at the date of grant. As of June 30, 1996, no shares had been issued upon exercise of options granted under the Director Option Plan, options for 25,364 shares were outstanding and options to purchase 192,027 shares were available for future grant under the Plan.

     At June 30, 1996, the Company has reserved 2,034,734 shares of Common Stock for the exercise of options.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As allowable by SFAS 123, the Company will not

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

recognize compensation cost for stock-based employee compensation arrangements, but rather, commencing in fiscal 1997, will disclose in the notes to the consolidated financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized.

  7. Employee Benefit Plans

     The Company maintains a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which has been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS").

     Annually, the Board of Directors determines the contribution, if any, to the Employee Stock Ownership Trust ("ESOT") which trust has been established under the Plan for the purpose of administering and investing the funds contributed by the Company. Annual contributions to the ESOP are not to exceed 15% of the aggregate gross payroll of all participants. Payment of benefits may be satisfied by the Company's stock, cash or a combination thereof. For each of the years ended June 30, 1994 and 1995, the Company contributed $450 to the ESOP. For the year ended June 30, 1996, the Company did not contribute to the ESOP. Under the terms of the plan, the Company is required under certain conditions to fund the repurchase of shares by the ESOP.

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. The Company does not match employee contributions currently.

     For the year ended June 30, 1996, the Company intends to contribute $450 to domestic eligible employees who (i) may deposit the funds in the Company's 401(k) plan or (ii) may receive such funds as a direct payment.

     The Company's subsidiary in Switzerland maintains a defined contribution plan which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions ($737 in 1996, $549 in 1995 and $430 in 1994) were charged to expense.

     In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock, through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase Stock will terminate on July 7, 2005. To date, 42,624 shares have been issued under the Employee Stock Purchase Plan and 392,159 shares were available for future grant.

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

8. Business Segment

     The Company operates in a single industry segment and is engaged in the design, development, manufacture and sale of high-performance signal analyzers.

The Company's operations by geographic area for the years ended June 30, 1996, 1995 and 1994 are presented below:

						   Revenue
						     from         Area
			     Total   Interarea   Unaffiliated   Operating   Identifiable
			    Revenue   Revenue      Customers     Income        Assets
1996
United States...........   $ 48,035   $ (5,834)   $ 42,201       $   (22)      $28,631
Europe..................     74,216    (31,937)     42,279        10,198        30,357
Other foreign...........     17,011        -        17,011           (65)        3,412
Interarea Eliminations..    (37,771)    37,771         -             -             -
			    -------     ------     -------        ------        ------
			   $101,491   $    -      $101,491       $10,111       $62,400
			    =======     ======     =======        ======        ======
1995
United States...........   $ 44,226   $ (8,466)   $ 35,760       $   290       $26,529
Europe..................     61,449    (28,109)     33,340         6,707        19,003
Other foreign...........     13,172        -        13,172           226         4,304
Interarea Eliminations..    (36,575)    36,575         -             -             -
			     ------     ------      ------         -----        ------
			   $ 82,272   $    -      $ 82,272       $ 7,223       $49,836
			     ======     ======      ======         =====        ======
1994
United States...........   $ 37,003   $ (7,568)   $ 29,435       $(1,436)      $21,644
Europe..................     45,303    (19,247)     26,056         4,798        14,944
Other foreign...........      8,351        -         8,351           383         2,889
Interarea Eliminations..    (26,815)    26,815         -             -             -
			     ------     ------      ------         -----        ------
			   $ 63,842   $    -      $ 63,842       $ 3,745       $39,477
			     ======     ======      ======         =====        ======

Unallocated corporate expenses amounting to $1,427, $993 and $686 in 1996, 1995 and 1994, respectively, are excluded from area operating income.

Other foreign revenues consist principally of sales to Japan and Asia.

9. Commitments and Contingencies

   Leases

     The Company has capitalized leases for certain equipment. The original cost of equipment under capitalized leases was $794 and $1,798 at June 30, 1996 and 1995, respectively. Accumulated amortization of these assets was $679 and $985 at June 30, 1996 and 1995, respectively. The capitalized lease obligations are payable through July, 1998 and bear interest at rates ranging from 7.40% to 7.64%. In addition, the Company leases certain offices, manufacturing

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

facilities and equipment under long-term non-cancelable operating leases. The leases for facilities provide for all real estate taxes and operating expenses to be paid by the Company. The following is a schedule by year of future minimum lease payments, for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments as of June 30, 1996.

					      Capitalized       Operating
						Leases            Leases
Years Ended June 30,
	1997.............................          $100           $ 1,938
	1998.............................             7             1,831
	1999.............................            13             1,604
	2000.............................            -              1,530
	2001.............................            -              1,214
	2002 and beyond..................            -              4,206
						    ---            ------
	Net minimum lease payments.......           120           $12,323
								   ======
	Less amount representing interest             4
						    ---
Present value of net minimum lease payments         116
Amounts due within one year                          96
						    ---
Long-term portion                                  $ 20
						    ===

     Aggregate rental expense on noncancelable operating leases for the years ended June 30, 1996, 1995 and 1994 approximated $2,844, $2,559 and $2,364, respectively.

     The Company has a 2,000 Swiss franc credit agreement which serves as security for the lease on the Geneva facility.

     Technology Dispute Settlement

     In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these claims in fiscal 1994 was an intellectual property claim in the form of a lawsuit which alleged patent infringement with respect to some of the Company's oscilloscope products. In February, 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The result was a settlement and a license agreement requiring an initial payment by the Company of $1,549 on July 5, 1994, in addition to $524 of related legal costs; legal costs amounted to $278 in 1993. Minimum annual future royalty payments are $350 for ten years with potential for higher additional amounts annually. These additional amounts are contingent on future product sales as described in the settlement agreement and cannot exceed an aggregate of $3,500. Royalty expense, which approximated $963 in 1996 and $781 in 1995, are included in cost of sales.

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

     Restructuring Costs

     During 1994, the Company restructured its sales and marketing organization and also closed its research facility in the United Kingdom; total charges incurred were $930. The restructuring was accomplished by a combination of relocation of certain employees, early retirement and severance payments.

10. Quarterly Results of Operations (Unaudited)

     Summarized unaudited quarterly operating results for fiscal year 1996 and 1995 is as follows:

							  Quarters Ended
					Fiscal Year 1996                     Fiscal Year 1995
			      Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30,
				1995      1995     1996    1996      1994      1994     1995     1995
				   (in thousands, except for per share data)
Revenues
  Digital oscilloscopes and
   related products...........  $18,392  $21,553  $22,436  $23,680  $13,699  $15,441  $17,639  $19,006
  High energy physics products    2,819    2,237    2,972    2,924    2,492    3,267    2,758    3,760
  Service and other...........    1,189    1,023    1,132    1,134      839    1,005    1,169    1,197
				 ------   ------   ------   ------   ------   ------   ------   ------
    Total.....................   22,400   24,813   26,540   27,738   17,030   19,713   21,566   23,963
Cost of sales.................   10,283   11,156   11,797   12,309    7,634    9,044    9,969   11,130
				 ------   ------   ------   ------    -----   ------   ------   ------
  Gross profit................   12,117   13,657   14,743   15,429    9,396   10,669   11,597   12,833
Selling, general and
 administrative expenses......    7,685    8,321    9,211    9,406    6,066    6,827    7,135    7,922
Research and development
 expenses.....................    3,129    3,187    3,155    3,168    2,296    2,487    2,450    3,082
				  -----    -----    -----    -----    -----    -----    -----    -----
  Operating income............    1,303    2,149    2,377    2,855    1,034    1,355    2,012    1,829
Other (income) expense, net...      307      132       47     (352)     601      353      700      558
				  -----    -----    -----    -----    -----    -----    -----    -----
Income before taxes and
 extraordinary charge.........      996    2,017    2,330    3,207      433    1,002    1,312    1,271
Provision  for income taxes...      349      706      815    1,122      152      351      460      445
				  -----    -----    -----    -----    -----    -----    -----    -----
Income before extraordinary
 charge.......................      647    1,311    1,515    2,085      281      651      852      826
Extraordinary charge for early
 retirement of debt...........             1,300
				  -----    -----    -----    -----    -----    -----    -----    -----
Net income....................  $   647  $    11  $ 1,515  $ 2,085  $   281  $   651  $   852  $   826
				  =====    =====    =====    =====    =====    =====    =====    =====
Income per share before
 extraordinary charge.........  $   .14  $   .21  $   .24  $   .32  $   .06  $   .14  $   .18  $   .18
Extraordinary charge..........              (.21)
				   ----     ----     ----     ----     ----     ----     ----     ----
Net income per share..........  $   .14  $   .00  $   .24  $   .32  $   .06  $   .14  $   .18  $   .18
				   ====     ====     ====     ====     ====     ====     ====     ====

				 LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

Weighted average common shares
 outstanding..................    4,632    6,212    6,439    6,544    4,693    4,688    4,679    4,672

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	 None.
				   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders, which is scheduled to be held October 28, 1996; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders which is scheduled to be held on October 28, 1996; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders which is scheduled to be held on October 28, 1996; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders which is scheduled to be held on October 28, 1996; said information is incorporated herein by reference.

				   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

     (a) (1) Financial Statements - See Index to Financial Statements at Item 8 of this report.

     (a) (2) Financial Statement Schedules

	 Schedule II:    Valuation and Qualifying Accounts

	 Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

     (a) (3) Exhibits

     The following exhibits are filed with this report:

Exhibit
Number                                    Description

 2.1 Agreement and Plan of Merger, dated as of August 3, 1995, between the Registrant and LeCroy Merger Corporation, filed as Exhibit 2.1 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

 3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

 3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.1 Letter of Employment, dated as of August 23, 1993, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.15 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.2 Letter of Employment, dated as of August 24, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.30 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.3 Letter of Employment, dated as of May 3, 1995, between the Registrant and Joseph J. Migliozzi, filed as Exhibit 10.16 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.4 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.5 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.6 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Brian V. Cake, filed as Exhibit 10.14 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.7 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.8 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620 dated August 9, 1995, and is incorporated herein by reference.

10.9    LeCroy Corporation 1995 Employee Stock Purchase Plan filed as Exhibit
	10.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.10 Settlement and License Agreement, dated as of December 9, 1993, between the Registrant and Tektronix, Inc. filed as Exhibit 10.11 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.11 Multicurrency Credit Agreement, dated as of December 12, 1995, between the Registrant and The Chase Manhattan Bank, N.A. (as agent for the lenders named therein).

10.12 Securities Purchase Agreement, dated as of March 28, 1995, between the Registrant and the purchasers named therein filed as Exhibit 10.7 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.13 Shareholders Agreement, dated as of March 28, 1995, among the Registrant, Walter O. LeCroy, Jr. and the investors named therein filed as Exhibit 10.8 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.14 Form of Common Stock Purchase Warrant filed as Exhibit 10.10 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.15 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.16 Agreement dated as of August 2, 1995, amending the Securities Purchase Agreement filed as Exhibit 10.12 hereto filed as Exhibit 10.34 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.17 Agreement dated as of September 29, 1995, amending the Securities Purchase Agreement filed as Exhibit 10.12 hereto filed as Exhibit 10.35 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.18 LeCroy Corporation Employee Stock Ownership Trust Agreement, between the Registrant and Cole Taylor Bank, dated September 13, 1995 filed as
	Exhibit 10.36 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.19 Amended and Restated LeCroy Corporation Employee Stock Ownership Plan filed as Exhibit 10.37 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

21      Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP , Independent Auditors

27      Financial Data Schedule for the fiscal year ended June 30, 1996.


(b)     Reports on Form 8-K

	None.

				   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				LECROY CORPORATION

August 7, 1996                   By    JOHN C. MAAG
				       John C. Maag
		Vice President-Finance, Chief Financial Officer,
			      Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature                     Title                          Date

   WALTER O. LECROY     Chairman of the Board and Director     August 7, 1996
   Walter O. LeCroy

   LUTZ P. HENCKELS     President, Chief Executive Officer     August 7, 1996
   Lutz P. Henckels                and Director


   JOHN C. MAAG           Vice President-Finance, Chief        August 7, 1996
   John C. Maag           Financial Officer, Secretary
				 and Treasurer


   ROBERT E. ANDERSON               Director                   August 7, 1996
   Robert E. Anderson

   DOUGLAS A. KINGSLEY              Director                   August 7, 1996
   Douglas A. Kingsley

   WILLIAM G. SCHEERER              Director                   August 7, 1996
   William G. Scheerer

								Schedule II

				 LeCROY CORPORATION

			Valuation and Qualifying Accounts

		     Years Ended June 30, 1994, 1995 and 1996
				   (in thousands)

			      Balance at   Additions      (A)(B)     Balance at
			      beginning    charged to   Deductions/      end
Description                   of period    operations     Other       of period
Against trade receivables-
Year ended June 30, 1994
   Allowance for doubtful
   accounts................     $   25       $  7         $  (2)        $   30
Year ended June 30, 1995
   Allowance for doubtful
   accounts................         30         32           (18)            44
Year ended June 30, 1996
   Allowance for doubtful
   accounts................         44          2            (8)            38

Against inventories-
Year ended June 30, 1994
   Allowance for excess and
   obsolete................      1,011        733          (120)         1,624
Year ended June 30, 1995
   Allowance for excess and
   obsolete................      1,624        595            72          2,291
Year ended June 30, 1996
   Allowance for excess and
   obsolete................      2,291        375          (207)         2,459
____________
(A)   Accounts written-off.
(B)   Merchandise disposals and/or impact of foreign currency.