Form 10-Q
period 1996-09-30
LECROY CORP
filed 1996-11-05
CIK 943580

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended September 30, 1996

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


                       YES        X                 NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                            OUTSTANDING AT OCTOBER 11, 1996
Common stock, par value $.01 share                         5,477,617

                                LeCROY CORPORATION


                                      INDEX





                                                                     Page
   PART I     FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheet................     3
              Condensed Consolidated Statement of Income..........     4
              Condensed Consolidated Statement of Cash Flows......     5
              Notes to Condensed Consolidated Financial Statements     6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................     7-8



   PART I     OTHER INFORMATION...................................     9

   PART II    OTHER INFORMATION...................................     9


              Signatures..........................................     9

                                LeCROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,     June 30,
In thousands                                           1996            1996
                                                    (Unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents                       $ 12,835          $ 10,315
   Accounts receivable                               22,547            20,625
   Inventories:
       Raw materials                                  5,750             7,398
       Work in process                                7,437             6,539
       Finished goods                                 7,548             6,167
                                                     ------            ------
   Total inventories                                 20,735            20,104
   Other current assets                               2,648             1,278
                                                     ------            ------
       Total current assets                          58,765            52,322
Property and equipment, at cost:
   Land                                               5,205             5,202
   Furniture, machinery and equipment                26,809            25,948
                                                     ------            ------
       Total property, plant and equipment           32,014            31,150
   Less: Accumulated depreciation and amortization  (22,618)          (22,234)
                                                     ------            ------
       Property, plant and equipment, net             9,396             8,916
Other assets                                          1,690             1,162
                                                     ------            ------
TOTAL ASSETS                                       $ 69,851          $ 62,400
                                                     ======            ======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current debt                                    $    758          $  1,026
   Accounts payable                                   8,817             6,882
   Accrued liabilities                                4,848             4,803
   Accrued employee compensation and benefits         3,986             4,066
   Income taxes payable                               4,149             3,504
                                                     ------            ------
       Total current liabilities                     22,558            20,281
Long-term debt and capitalized leases                 8,060             4,647
Deferred compensation                                   114

STOCKHOLDERS' EQUITY:
   Common stock                                          59                59
   Additional paid-in capital                        22,217            22,112
   Treasury stock at cost                            (2,105)           (2,334)
   Foreign currency translation adjustment            1,422             1,662
   Retained earnings                                 17,526            15,973
                                                     ------            ------
       Total stockholders' equity                    39,119            37,472
                                                     ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 69,851          $ 62,400
                                                     ======            ======

See accompanying notes to condensed consolidated financial statements.

                                LeCROY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                      Three months ended
                                                         September 30,
In thousands, except per share data                   1996           1995
Revenues:
   Digital oscilloscopes and related products       $23,397         $18,392
   High energy physics products                       1,836           2,819
   Service and other                                  1,164           1,189
                                                     ------          ------
       Total revenues                                26,397          22,400
Cost of sales                                        11,520          10,283
                                                     ------          ------
   Gross profit                                      14,877          12,117
Operating expenses:
   Selling, general and administrative                9,132           7,685
   Research and development                           3,516           3,129
                                                     ------          ------
Operating income                                      2,229           1,303
Other (income) expenses, net                           (154)            307
                                                     ------          ------
Income before income taxes                            2,383             996
Provision for income taxes                              830             349
                                                     ------          ------
Net income                                          $ 1,553         $   647
                                                     ======          ======


Net income per common share                         $  0.23         $  0.14
                                                     ======          ======

Weighted average number of common shares              6,740           4,632
                                                     ======          ======

See accompanying notes to condensed consolidated financial statements.

                                LeCROY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            September 30,
In thousands                                             1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 1,553      $   647
   Adjustments for noncash items included in
   operating activities:
   Depreciation and amortization                            691          492
   Other                                                     (8)          -
   Change in operating asset and liability components:
   Accounts receivable                                   (2,263)         921
   Inventories                                             (946)         122
   Prepaid expenses and other assets                     (1,812)        (872)
   Accounts payable and accrued liabilities               2,124          149
   Accrued employee compensation and benefits               (55)          75
   Income taxes                                             729           17
                                                         ------       ------
Net cash provided by operating activities                    13        1,551
                                                         ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (1,139)        (587)
   Due from officers                                         43           16
   Proceeds from the disposal of property and equipment      10           -
                                                         ------       ------
Net cash used in investing activities                    (1,086)        (571)
                                                         ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and
   capitalized leases                                     3,310          972
   Repayment of debt and capitalized leases                 (58)      (2,215)
   Public sale of common stock                               -           915
   Proceeds from exercise of stock options                  334           -
                                                         ------       ------
Net cash provided by (used in) financing activities       3,586         (328)
                                                         ------       ------
Effect of exchange rates on cash                              7         (455)
                                                         ------       ------
   Increase in cash and cash equivalents                  2,520          197
   Cash and cash equivalents at beginning of the year    10,315        1,408
                                                         ------       ------
   Cash and cash equivalents at end of the year         $12,835      $ 1,605
                                                         ======       ======

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Corporation's most recent Form 10-K and Annual Report as of June 30, 1996.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

                                LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations


    Consolidated revenues increased to $26.4 million in the three months ended September 30, 1996 from $22.4 million in the first quarter of fiscal 1996, or 18%, and represented record first quarter revenues for the Company. Revenues increased primarily as a result of an increase in sales of higher margin digital oscilloscopes and related products. This increase in revenues was hampered by $1.2 million due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same period of the prior fiscal year.

    Revenues from sales of digital oscilloscopes and related products increased to $23.4 million in the three months ended September 30, 1996 from $18.4 million in the same period a year ago, or 27%. This increase in revenues was primarily attributable to an increase in unit sales of the higher-end products in the Company's 9300 family of digital oscilloscopes.

    Revenues from sales of HEP products declined 35% to $1.8 million in the three months ended September 30, 1996 from $2.8 million in the comparable prior year period. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 7% of total revenues for the three months ended September 30, 1996 as compared to approximately 13% of total revenues in the same period of 1995, are likely to continue to represent a declining portion of its total revenues in the future, attributable in part to lower anticipated order volumes.

    Gross profit in the three months ended September 30, 1996 was 56.4% of revenues compared to 54.1% in the first quarter of fiscal 1996. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 series digital oscilloscopes and reduced HEP sales, which carry a lower margin, coupled with reduced material costs and increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York. The increase in gross profit was hampered by $0.8 million due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same period of the prior fiscal year. This effect lowered the gross profit margin by 0.5%.

    Selling, general and administrative expenses increased to $9.1 million in the three months ended September 30, 1996 from $7.7 million in the first quarter of fiscal 1996, or 19%. As a percentage of total revenues, selling, general and administrative expenses increased to 34.6% in the three months ended September 30, 1996 compared to 34.3% in the same period of 1995. These expenses increased as the Company expanded sales management and support staff at each of its regional sales headquarters and incurred additional sales commissions due to higher sales volume and the expansion of management and support staff.

    Research and development expenses increased to $3.5 million in the three months ended September 30, 1996 from $3.1 million in the same period of 1995, or 12%. The higher dollar level of research and development expenses reflects an increase in materials and personnel in the development costs of our new introductions of color digital oscilloscopes and development of an analog LAN network monitor. As a percentage of total revenues, research and development expenses declined to 13.3% in the three months ended September 30, 1996 compared to 14.0% in the same period of 1995.

    Operating income increased 71% to $2.2 million for the three months ended September 30, 1996 from $1.3 million in the same period of 1995. As a percentage of total revenues, operating income was 8.4% for the three months ended September 30, 1996 as compared to 5.8% in the prior year period. The increase in operating income was due primarily to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

    Net interest and financing charges, included in other (income) expenses, decreased to $138,000 in the three month period ended September 30, 1996 compared to $444,000 in the same prior year period. The decrease in the current year is due primarily to reduced levels of debt paid down from funds received in the second quarter of fiscal 1996 from the Company's initial public offering. Operating results in the three month periods ended September 30, 1996 and 1995 included currency exchange gains of approximately $292,000 and $137,000, respectively.

    The Company's effective income tax rate at September 30, 1996 is 34.8%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 15%. This agreement is in effect through the fiscal year ended June 30, 2000.

    Net income increased to $1,553,000 for the first three months ended September 30, 1996 compared to $647,000 for the first quarter a year ago. Net income for the three months ended September 30, 1996 as a percentage of total revenues was 5.9% compared to 2.9% in 1995. The improvement in fiscal 1997 was due primarily to increased revenues, improved gross margins and lower interest costs.

Liquidity and Capital Resources

    The financial condition of LeCroy is sound with a funded debt to total capital ratio of 18% at September 30, 1996. Working capital, including $12.8 million in cash, increased to $36.2 million at September 30, 1996 compared to $32 million, at June 30, 1996, which represented a working capital ratio of
2.6 to 1 for both periods presented.

    Cash flows generated from operating activities for the first quarter of fiscal 1997 declined in comparison with the prior year as increases in receivables, inventories and prepaid assets were partially offset by improved operating earnings.

    The Company's cash on hand, together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

                                LeCROY CORPORATION


                            PART I. OTHER INFORMATION

Item 6.(a)      Exhibits

Exhibit 10.1 Technology license agreement, dated as of August 1, 1996, between the Registrant and Fluke Corporation.

Exhibit 27      Financial Data Schedule.


                           PART II. OTHER INFORMATION

Item 6.(b)      Reports on Form 8-K

                No current reports on Form 8-K were filed during the quarter ended September 30, 1996.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LECROY CORPORATION


Date: November 4, 1996                 By:      /S/ JOHN C. MAAG
                                                    John C. Maag
                                                    Vice President-Finance,
                                                    Chief Financial Officer,
                                                    Secretary and Treasurer