Form 10-Q/A
period 1996-09-30
LECROY CORP
filed 1996-11-15
CIK 943580

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

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



The undersigned Registrant hereby amends the Notes to Condensed Consolidated Financial Statements of its Report on Form 10-Q for the quarterly period ended September 30, 1996 as set forth in the page attached hereto for the purpose of including a forward-looking statements discussion.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          LECROY CORPORATION


                                          BY:  /S/JOHN C. MAAG
                                                  John C. Maag
                                                  Vice President-Finance,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer

Date:	November 6, 1996

                                LeCROY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

This Form 10-Q contains forward-looking statements which involve risks and uncertainties.The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by customers; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; the effect of the Company's accounting policies; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.