Form 10-Q/A
period 1996-09-30
LECROY CORP
filed 1997-01-08
CIK 943580

<PAGE 1>


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



The undersigned Registrant hereby amends the Exhibit Index of its Report on Form 10-Q for the quarterly period ended September 30, 1996 as set forth in the page attached hereto for the purpose of noting that the Company has requested confidential treatment for portions of Exhibit 10.1.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



						LECROY CORPORATION

                                                BY:  /S/JOHN C. MAAG
							John C. Maag
							Vice President-Finance,
                                                        Chief Financial Officer,
							Secretary and Treasurer

Date:	December 18, 1996


<PAGE 2>
                                LeCROY CORPORATION



                            PART I. OTHER INFORMATION


Item 6.(a)      Exhibits

Exhibit 10.1 Technology license agreement, dated as of August 1, 1996, between the Registrant and Fluke Corporation.**

   ** Confidential treatment as to certain portions of this Exhibit has been requested from the S.E.C..


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


                                          LECROY CORPORATION

Date: November 4, 1996                    By:      /S/ JOHN C. MAAG
                                                       John C. Maag
                                                       Vice President-Finance,
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer








<PAGE 3>
                                                                Exhibit 10.1
                                LeCroy Corporation
                             700 Chestnut Ridge Road
                         Chestnut Ridge, New York 10977


                                  August 17, 1995

Fluke Corporation
c/o Flike Industrial B.V.
Lelyweg 1
7602 EA Almelo
The Netherlands
Attention: Jacques Wouters

Re: 	Confidentiality Agreement

	In connection with certain proposed discussions of a possible joint venture or other business transaction between LeCroy Corporation ("LeCroy") and Fluke Corporation ("Fluke"), each of LeCroy and Fluke may disclose to the other certain confidential and proprietary information relating to its business, affairs, finances, and technology. Each of LeCroy and Fluke is willing to disclose such Confidential Information to the other, but only on the terms set forth in this letter agreement.

We agree as follows:

        1. As used in this letter agreement, the term "Confidential Information" of a party means all information provided by or on behalf of that party to the other party or its representatives, except information that the receiving party demonstrates by clear and convincing evidence:

        (a) was known to the receiving party prior to such disclosure by the disclosing party, as evidenced by documentary or other physical evidence predating the date of this letter agreement;

        (b) was public knowledge at the time of such disclosure to the receiving party, or because public knowledge after such disclosure, through no action or omission by or on behalf of the receiving party; or

        (c) is lawfully disclosed or made available to the receiving party by a third party having no obligation to the disclosing party to maintain the confidentiality of such information.

        2. Each of LeCroy and Fluke will maintain the confidentiality of all Confidential Information of the other and hold it in trust for the exclusive benefit of the other. All Confidential Information will remain the exclusive property of the disclosing party, and will be used by the receiving party exclusively for purposes of the discussions referred to above. Unless previously authorized in writing by the disclosing party, the receiving party will not use Confidential Information for any other purposes or for the benefit of itself or others, and will not disclose it to anyone (except its employees and authorized representatives, on a "need-to-know" basis pursuant to written confidentiality agreements).


<PAGE 4>

        3. Without the prior written consent of the other party, or as required under securities or other laws, neither LeCroy nor Fluke will disclose to any third party (other than to its accountants, counsel, and other authorized representatives) (i) the fact that any Confidential Information of the other party has been disclosed or made available to it, (ii) that discussions or negotiations are taking place concerning a possible transaction between the parties, or (iii) any of the terms, conditions, or other facts with respect to any such possible transaction, including the status thereof.

        4. Each of LeCroy and Fluke will promptly deliver to the other, upon request, all documents and other tangible media that contain or reflect Confidential Information of the other (including all copies, reproductions, digests, abstracts, analyses, and notes) in its possession or control, and will destroy any related computer files.

        5. Neither party makes any representations or warranties, nor shall either party incur any liability, in respect of any information (including Confidential Information) provided by or on behalf of it to the other party, including without limitation with respect to the accuracy or completeness of such information.

        6. If either party is required by law to disclose any Confidential Information to the other, such party will provide the other party with prompt notice of such requirement so that the other party may seek a protective order or take other appropriate action and/or waive compliance with this letter agreement to the extent of such required disclosure. In the absence of such a waiver, if either party is, in the opinion of counsel, compelled to disclose Confidential Information of the other party upon pain of liability for contempt or other censure or penalty, such party may disclose such Confidential Information to the relevant court or other tribunal without liability hereunder, but such information shall remain confidential under this letter agreement after such disclosure.

        7. Each of LeCroy and Fluke acknowledges that any breach by it of its obligations under this letter agreement would inevitably cause substantial and irreparable damage to the other party, and that money damages would be an inadequate remedy therefor. Accordingly, each of LeCroy and Fluke acknowledges and agrees that the other party will be entitled, in addition to any other available remedies, to an injunction, specific performance, and/or other equitable relief to prevent the violation of such obligations.

        8. Either party may at any time terminate the discussions with the other that are the subject of this letter agreement, for any reason or for no reason, and the provisions of this letter agreement will survive any such termination. Neither party makes any express or implied representations or warranties with respect to any Confidential Information provided by it or on behalf to the other party, including without limitation as to the accuracy or completeness of such information.




<PAGE 5>

        If the foregoing is acceptable, please sign and return one copy of this letter agreement (the other signed copy enclosed is for your records). This letter agreement will then constitute an agreement under seal governed by the internal laws of the State of Delaware (without reference to principles of conflicts or choice of law).


We look forward to productive discussions and to working with you.


                                        Very truly yours,

                                        LECROY CORPORATION

					By:  /S/ HENRY BICKEL
						Henry Bickel
						Vice President


AGREED TO AND ACCEPTED

FLUKE CORPORATION

By:   /S/ JACQUES WOUTERS
Jacques Wouters
Product Planning Manager
Diagnostic Tools Division

August 22, 1995