Form 10-Q
period 1996-12-31
LECROY CORP
filed 1997-02-04
CIK 943580

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended December 31, 1996

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


                   YES        X                 NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                      OUTSTANDING AT JANUARY 24, 1997
    Common stock, par value $.01 share                   5,660,133

                                LeCROY CORPORATION

                                      INDEX




                                                                       Page
   PART I       FINANCIAL INFORMATION

   Item 1.      Financial Statements:


                Condensed Consolidated Balance Sheet................     3

                Condensed Consolidated Statement of Income..........     4

                Condensed Consolidated Statement of Cash Flows......     5

                Notes to Condensed Consolidated Financial Statements     6

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................     7-9


   PART I       OTHER INFORMATION...................................     10

   PART II      OTHER INFORMATION...................................     10


                Signatures..........................................     10

                                LeCROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,     June 30,
In thousands                                             1996           1996
                                                     (Unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents.......................    $ 9,394        $ 10,315
   Accounts receivable.............................     24,834          20,625
   Inventories:
      Raw materials................................      6,383           7,398
      Work in process..............................      7,510           6,539
      Finished goods...............................      9,155           6,167
                                                       -------         -------
   Total inventories...............................     23,048          20,104
   Other current assets............................      2,169           1,278
                                                       -------         -------
      Total current assets.........................     59,445          52,322
Property and equipment, at cost:
   Land............................................      5,205           5,202
   Furniture, machinery and equipment..............     27,614          25,948
                                                       -------         -------
      Total property, plant and equipment..........     32,819          31,150
   Less: Accumulated depreciation and amortization.    (23,204)        (22,234)
                                                       -------         -------
      Property, plant and equipment, net...........      9,615           8,916
Other assets.......................................      1,427           1,162
                                                       -------         -------
TOTAL ASSETS.......................................   $ 70,487        $ 62,400
                                                       =======         =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current debt....................................   $    727        $  1,026
   Accounts payable................................      8,148           6,882
   Accrued liabilities.............................      4,941           4,803
   Accrued employee compensation and benefits......      3,482           4,066
   Income taxes payable............................      5,027           3,504
                                                       -------         -------
      Total current liabilities....................     22,325          20,281
Long-term debt and capitalized leases..............      7,060           4,647
Deferred compensation..............................        166             -
Commitments and contingencies......................
STOCKHOLDERS' EQUITY:
   Common stock....................................         59              59
   Additional paid-in capital......................     22,860          22,112
   Treasury stock at cost..........................     (1,411)         (2,334)
   Foreign currency translation adjustment.........       (267)          1,662
   Retained earnings...............................     19,695          15,973
                                                       -------         -------
      Total stockholders' equity...................     40,936          37,472
                                                       -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $ 70,487        $ 62,400
                                                       =======         =======

      See accompanying notes to condensed consolidated financial statements.

                                LeCROY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                       Three months ended     Six months ended
                                          December 31,           December 31,
In thousands, except per share data      1996       1995       1996      1995
Revenues:
   Digital oscilloscopes and
      related products................ $25,619    $21,553    $49,016   $39,945
   High energy physics products.......   1,761      2,237      3,597     5,056
   Service and other..................   1,382      1,023      2,546     2,212
                                        ------     ------     ------    ------
      Total revenues..................  28,762     24,813     55,159    47,213
Cost of sales.........................  12,438     11,156     23,958    21,439
                                        ------     ------     ------    ------
   Gross profit.......................  16,324     13,657     31,201    25,774
Operating expenses:
   Selling, general and
      administrative..................   9,373      8,321     18,505    16,006
   Research and development...........   3,763      3,187      7,279     6,316
                                        ------     ------     ------    ------
      Total...........................  13,136     11,508     25,784    22,322

Operating income......................   3,188      2,149      5,417     3,452
Other (income) expenses, net..........    (149)       132       (303)      439
                                        ------     ------     ------    ------
Income before income taxes and
   extraordinary charge...............   3,337      2,017      5,720     3,013
Provision for income taxes............   1,168        706      1,998     1,055
                                        ------     ------     ------    ------
Income before extraordinary charge....   2,169      1,311      3,722     1,958
Extraordinary charge for early
   retirement of debt.................     -       (1,300)       -      (1,300)
                                        ------     ------     ------    ------
Net income............................ $ 2,169    $    11    $ 3,722   $   658
                                        ======     ======     ======    ======
Income per common share:

   Income before extraordinary charge. $  0.31    $  0.21    $  0.54   $  0.36
   Extraordinary charge...............      -       (0.21)        -      (0.24)
                                        ------     ------     ------    ------
   Net income......................... $  0.31    $    -     $  0.54   $  0.12
                                        ======     ======     ======    ======
Weighted average number of common
shares and common stock equivalents...   6,999      6,212      6,899     5,383
                                        ======     ======     ======    ======

      See accompanying notes to condensed consolidated financial statements.

                                LeCROY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                             December 31,
In thousands                                             1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................    $ 3,722      $    658
   Adjustments for noncash items included in
      operating activities:
   Depreciation and amortization...................      1,452         1,043
   Extraordinary charge and other..................         (6)        1,300
   Change in operating asset and liability
      components:
   Accounts receivable.............................     (4,632)        1,390
   Inventories.....................................     (3,763)          276
   Prepaid expenses and other assets...............     (1,051)         (314)
   Accounts payable and accrued liabilities........      1,333           173
   Accrued employee compensation and benefits......       (502)          292
   Income taxes....................................      1,676           680
                                                        ------        ------
Net cash (used in) provided by operating activities     (1,771)        5,498
                                                        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............     (2,055)       (1,557)
   Due from officers...............................         35            26
   Proceeds from the disposal of property and
      equipment....................................          8           -
                                                        ------        ------
Net cash used in investing activities..............     (2,012)       (1,531)
                                                        ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and
      capitalized leases...........................      2,328           978
   Repayment of debt and capitalized leases........        (91)      (17,986)
   Public sale of common stock.....................        -          15,312
   Proceeds from exercise of stock options.........        -             914
   Proceeds from exercise of stock options ........      1,671           -
                                                        ------        ------
Net cash provided by (used in) financing activities      3,908          (782)
                                                        ------        ------
Effect of exchange rates on cash...................     (1,046)         (357)
                                                        ------        ------
(Decrease) increase in cash and cash equivalents...       (921)        2,828
Cash and cash equivalents at beginning of the year.     10,315         1,408
                                                        ------        ------
Cash and cash equivalents at end of the period.....    $ 9,394      $  4,236
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

Certain amounts in the accompanying unaudited interim condensed consolidated Statement of Cash Flows for the six months ended December 31, 1995 have been reclassified to conform to the current presentation.

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by customers; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; the effect of the Company's accounting policies; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.


Subsequent Event

In January 1997, the Company announced a series of reorganization actions related to its HEP operations. In connection with these actions the Company will record a restructuring provision of $3.9 million ($2.5 million after tax or approximately $0.36 per share). The reorganization will include revaluation of various assets held for sale to estimated net realizable value and employee severance.

                                LeCROY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Consolidated revenues for the current quarter and six months ended December 31, 1996 increased approximately 16% and 17%, respectively, from the comparable prior year periods, primarily as a result of a rise in sales of higher margin digital oscilloscopes and related products. Consolidated revenues were $28.8 million for the second quarter, and represented record second quarter revenues for the Corporation. Year-to-date revenues were $55.2 million, also representing record mid-year revenues for the Corporation. This increase in revenues was hampered by $1.1 million and $2.3 million for the current quarter and six months ended December 31, 1996, respectively, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year.

    Digital oscilloscopes and related product revenues increased 19% in the second quarter and 23% for the six months ended December 31, 1996 as compared to the comparable prior year periods. Revenues from sales of digital oscilloscopes and related products increased to $25.6 million in the second quarter and $49.0 million for the six months ended December 31, 1996 from $21.6 million and $39.9 million in the comparable prior year periods. This increase in revenues was primarily attributable to an increase in unit sales of the higher-end products in the Company's 9300 family of digital oscilloscopes coupled with the introduction of the LC series of digital oscilloscopes in the second quarter of the current year.

    Revenues from sales of HEP products declined 21% in the second quarter and 29% for the six months ended December 31, 1996 as compared to the comparable prior year periods. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues for the second quarter and 7% for the six months ended December 31, 1996 as compared to approximately 9% and 11% of total revenues in the comparable periods of fiscal 1996, are likely to continue to represent a declining portion of its total revenues in the future, attributable, in part, to lower anticipated order volumes. As a result of these market changes, LeCroy plans to take a series of reorganization actions related to HEP operations during the third quarter of fiscal 1997. The reorganization plan will include revaluation of various assets held for sale to estimated net realizable value and employee severance, resulting in a pretax charge of approximately $3.9 million.

    Gross profit for the current quarter and six months ended December 31, 1996 was 56.8% and 56.6% of revenues, respectively, compared to 55.0% and 54.6% for each respective prior year period. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 series digital oscilloscopes and reduced HEP sales, which carry a lower margin, coupled with reduced material costs and increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York. The increase in gross profit was hampered by $1.2 million for the six months ended December 31, 1996, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year.

    Selling, general and administrative expenses increased to $9.4 million in the second quarter and $18.5 million for the six months ended December 31, 1996 from $8.3 million and $16.0 million, respectively, in the comparable prior year periods. As a percentage of total revenues, selling, general and administrative expenses decreased to 32.6% in the second quarter and 33.5% in the six months ended December 31, 1996 compared to 33.5% and 33.9% in the comparable prior year periods. These expenses increased as the Company expanded sales management and support staff at each of its regional sales headquarters, incurred additional sales commissions due to higher sales volume and expanded its management and support staff.

    Research and development expenses increased to $3.8 million in the current quarter and $7.3 million in the six months ended December 31, 1996 from $3.2 million and $6.3 million in the comparable prior year periods. The higher dollar level of research and development expenses reflects an increase in materials and personnel in the development of our new introductions of color digital oscilloscopes and development of an analog LAN network monitor. As a percentage of total revenues, research and development expenses were 13.1% for the second quarter and 13.2% for the six months ended December 31, 1996 compared to 12.8% and 13.4% for the comparable prior year periods.

    Operating income increased 48% in the second quarter and 57% for the six months ended December 31, 1996 as compared to the comparable prior year periods. Operating income increased to $3.2 million in the second quarter and $5.4 million for the six months ended December 31, 1996 from $2.1 million and $3.5 million in the comparable prior year periods. As a percentage of total revenues, operating income was 11.1% in the second quarter and 9.8% for the six months ended December 31, 1996 as compared to 8.7% and 7.3% in the comparable prior year periods. The increase in operating income was due primarily to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

    Net interest and financing charges, included in other (income) expenses, decreased to $306,000 for the six months ended December 31, 1996 compared to $576,000 for the six months ended December 31, 1995. The decrease in the current year is due primarily to reduced levels of debt, paid down from funds received in the second quarter of fiscal 1996 from the Company's initial public offering. Operating results in the six month periods ended December 31, 1996 and 1995 included currency exchange gains of approximately $609,000 and $137,000, respectively.

    The Company's effective income tax rate for the six months ended December 31, 1996 was 35.0%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 15%. This agreement is in effect through the fiscal year ended June 30, 2000.

    LeCroy achieved record quarterly income in the second quarter of fiscal 1997. Income before extraordinary charge increased to $2,169,000 in the second quarter and $3,722,000 for the six months ended December 31, 1996 from $1,311,000 and $1,958,000 for the comparable prior year periods. Income before extraordinary charge as a percentage of total revenues was 7.5% in the second quarter and 6.7% for the six months ended December 31, 1996 compared to 5.3% and 4.2% in the comparable prior year periods. The improvement in fiscal 1997 was due primarily to increased revenues, improved gross margins, lower interest costs and favorable exchange gains.

Liquidity and Capital Resources


    The financial condition of LeCroy is sound with a funded debt to total capital ratio of 16% at December 31, 1996. Working capital, including $9.4 million in cash and cash equivalents, increased to $37.1 million at December 31, 1996 which represented a working capital ratio of 2.7 to 1 compared to $32.0 million or 2.6 to 1, at June 30, 1996.

    Cash flows generated from operating activities for the first half of fiscal 1997 declined in comparison with the prior year due to increases in receivables, inventories and other current assets that exceeded improved operating earnings.

    The Company's cash and cash equivalents, together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

                                LeCROY CORPORATION



                           PART I. OTHER INFORMATION

Item 6.(a)      Exhibits

Exhibit 27      Financial Data Schedule.



                           PART II. OTHER INFORMATION

Item 6.(b)      Reports on Form 8-K

                No current reports on Form 8-K were filed during the quarter ended December 31, 1996.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LECROY CORPORATION


Date: February 3, 1997                    By:   /S/ JOHN C. MAAG
                                                    John C. Maag
                                                    Vice President-Finance,
                                                    Chief Financial Officer,
                                                    Secretary and Treasurer