Form 10-Q/A
period 1996-09-30
LECROY CORP
filed 1997-02-21
CIK 943580

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


The undersigned Registrant hereby amends the Notes to Condensed Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections of its Report on Form 10-Q for the quarterly period ended December 31, 1996 as set forth in the pages attached hereto for the purpose of conforming the aforementioned sections to the language contained in the Company's Registration Statement on Form S-3 (File No. 333-22117) filed with the Securities and Exchange Commission on February 20, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LECROY CORPORATION

                                       BY: /S/JOHN C. MAAG
                                              John C. Maag
                                              Vice President-Finance,
                                              Chief Financial Officer,
                                              Secretary and Treasurer

Date:	February 21, 1997

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


Subsequent Event

In January 1997, the Company adopted a plan resulting in a series of reorganization actions related to its HEP operations. In connection with these actions the Company will record a restructuring provision of $3.9 million ($2.5 million after tax or approximately $0.36 per share). The reorganization will result in write-downs, principally for inventory and other asset revaluations, and employee severance.

                                LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Results of Operations


	Consolidated revenues for the current quarter and six months ended December 31, 1996 increased approximately 16% and 17%, respectively, from the comparable prior year periods, primarily as a result of a rise in sales of higher margin digital oscilloscopes and related products. Consolidated revenues were $28.8 million for the second quarter, and represented record second quarter revenues for the Corporation. Year-to-date revenues were $55.2 million, also representing record mid-year revenues for the Corporation. For the six months ended December 31, 1996, an increase in revenues in the United States and the rest of the world other than Europe (principally Japan and the rest of Asia) was partially offset by a decrease in revenues in Europe, as compared to the six months ended December 31, 1995. The trends with respect to geographic area revenues have continued to date in the Company's third fiscal quarter. This increase in revenues was hampered by $1.1 million and $2.3 million for the current quarter and six months ended December 31, 1996, respectively, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year. Based on current exchange rates, the Company expects that revenues will continue to be adversely impacted by the strengthening of the U.S. dollar.

	Digital oscilloscopes and related product revenues increased 19% in the second quarter and 23% for the six months ended December 31, 1996 as compared to the comparable prior year periods. Revenues from sales of digital oscilloscopes and related products increased to $25.6 million in the second quarter and $49.0 million for the six months ended December 31, 1996 from $21.6 million and $39.9 million in the comparable prior year periods. This increase in revenues was primarily attributable to a 25% increase in unit sales of the higher-end products in the Company's 9300 series of digital oscilloscopes, including the model 938X introduced in June 1996, together with sales of the LC334/534 series of color digital oscilloscopes first introduced in the second quarter of fiscal 1997. In addition, there was a marginal increase in average selling prices for the Company's digital oscilloscopes and related products.

	Revenues from sales of HEP products declined 21% in the second quarter and 29% for the six months ended December 31, 1996 as compared to the comparable prior year periods. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues for the second quarter and 7% for the six months ended December 31, 1996 as compared to approximately 9% and 11% of total revenues in the comparable periods of fiscal 1996, are likely to continue to represent a declining portion of its total revenues in the future, attributable, in part, to lower anticipated order volumes. As a consequence, in January 1997 the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. Under this plan, the Company is redirecting its engineering resources within this business unit to focus principally on the development and sale of signal analysis chip sets and subsystems for HEP applications as well as new commercial applications. In connection with the plan, the Company expects to take a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan is expected to be completed by the end of December 1997 and result in a charge to fiscal 1997 third quarter results of an estimated $3.9 million ($2.5 million after taxes).

	Gross profit for the current quarter and six months ended December 31, 1996 was 56.8% and 56.6% of revenues, respectively, compared to 55.0% and 54.6% for each respective prior year period. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 and LC series digital oscilloscopes and reduced HEP sales, which carry a lower margin, coupled with reduced material costs and increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York. The increase in gross profit was hampered by $1.2 million for the six months ended December 31, 1996, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year.

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

	Net interest and financing charges, included in other (income) expenses, net, decreased to $306,000 for the six months ended December 31, 1996 compared to $576,000 for the six months ended December 31, 1995. The decrease in the current year is due primarily to reduced levels of debt, paid down from funds received in the second quarter of fiscal 1996 from the Company's initial public offering. Other (income) expenses, net, in the six month periods ended December 31, 1996 and 1995 included currency exchange gains of approximately $609,000 and $137,000, respectively.

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