Form 10-Q
period 1997-03-31
LECROY CORP
filed 1997-05-06
CIK 943580

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended March 31, 1997

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


                   YES        X                 NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                     OUTSTANDING AT APRIL 16, 1997
    Common stock, par value $.01 share                  6,561,221

                                LeCROY CORPORATION

                                      INDEX





                                                                        Page
   PART I       FINANCIAL INFORMATION

   Item 1.      Financial Statements:

                Condensed Consolidated Balance Sheet................      3

                Condensed Consolidated Statement of Income..........      4

                Condensed Consolidated Statement of Cash Flows......      5

                Notes to Condensed Consolidated Financial Statements      6

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................      7-9


   PART I       OTHER INFORMATION...................................      10

   PART II      OTHER INFORMATION...................................      10


                Signatures..........................................      10

                                LeCROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,     June 30,
In thousands                                              1997          1996
                                                       (Unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents.......................      $ 9,581       $10,315
   Accounts receivable.............................       25,898        20,625
   Inventories:
      Raw materials................................        4,996         7,398
      Work in process..............................        6,083         6,539
      Finished goods...............................        9,203         6,167
                                                         -------       -------
   Total inventories...............................       20,282        20,104
   Other current assets............................        2,833         1,278
                                                         -------       -------
      Total current assets.........................       58,594        52,322
Property and equipment, at cost:
   Land............................................        5,205         5,202
   Furniture, machinery and equipment..............       26,603        25,948
                                                         -------       -------
      Total property, plant and equipment..........       31,808        31,150
   Less: Accumulated depreciation and amortization.      (21,722)      (22,234)
                                                         -------       -------
      Property, plant and equipment, net...........       10,086         8,916
Other assets.......................................          930         1,162
                                                         -------       -------
TOTAL ASSETS.......................................      $69,610       $62,400
                                                         =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current debt....................................      $   692       $ 1,026
   Accounts payable................................        6,779         6,882
   Accrued liabilities.............................        7,004         4,803
   Accrued employee compensation and benefits......        4,264         4,066
   Income taxes payable............................        4,610         3,504
                                                         -------       -------
      Total current liabilities....................       23,349        20,281
Long-term debt and capitalized leases..............           56         4,647
Deferred compensation..............................          170           -
Commitments and contingencies......................
STOCKHOLDERS' EQUITY:
   Common stock....................................           68            59
   Additional paid-in capital......................       29,870        22,112
   Treasury stock at cost..........................       (1,267)       (2,334)
   Foreign currency translation adjustment.........       (2,346)        1,662
   Retained earnings...............................       19,710        15,973
                                                         -------       -------
      Total stockholders' equity...................       46,035        37,472
                                                         -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........      $69,610       $62,400
                                                         =======       =======

See accompanying notes to condensed consolidated financial statements.

                                LeCROY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                       Three months ended    Nine months ended
                                            March 31,             March 31,
In thousands, except per share data      1997      1996       1997      1996
Revenues:
   Digital oscilloscopes and
      related products................ $26,492   $22,436     $75,508   $62,381
   High energy physics products.......   1,802     2,972       5,399     8,028
   Service and other..................   1,601     1,132       4,147     3,344
                                        ------    ------      ------    ------
      Total revenues..................  29,895    26,540      85,054    73,753
Cost of sales.........................  12,503    11,797      36,461    33,236
                                        ------    ------      ------    ------
   Gross profit.......................  17,392    14,743      48,593    40,517
Operating expenses:
   Selling, general and
      administrative..................  10,156     9,211      28,661    25,217
   Research and development...........   3,331     3,155      10,610     9,471
   Restructuring charges..............   3,857       -         3,857       -
                                        ------    ------      ------    ------
      Total...........................  17,344    12,366      43,128    34,688

Operating income......................      48     2,377       5,465     5,829
Other (income) expenses, net..........      25        47        (278)      486
                                        ------    ------      ------    ------
Income before income taxes and
   extraordinary charge...............      23     2,330       5,743     5,343
Provision for income taxes............       8       815       2,006     1,870
                                        ------    ------      ------    ------
Income before extraordinary charge....      15     1,515       3,737     3,473
Extraordinary charge for early
   retirement of debt.................     -         -           -      (1,300)
                                        ------    ------      ------    ------
Net income............................ $    15   $ 1,515     $ 3,737   $ 2,173
                                        ======    ======      ======    ======
Income per common share:

   Income before extraordinary charge. $   -     $  0.24     $  0.54   $  0.60
   Extraordinary charge...............     -         -           -       (0.22)
                                        ------    ------      ------    ------
   Net income......................... $   -     $  0.24     $  0.54   $  0.38
                                        ======    ======      ======    ======
Weighted average number of common
shares and common stock equivalents...   7,090     6,439       6,972     5,752
                                        ======    ======      ======    ======

See accompanying notes to condensed consolidated financial statements.

                                LeCROY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                             March 31,
In thousands                                            1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................  $  3,737       $  2,173
   Adjustments for noncash items included in
      operating activities:
   Depreciation and amortization...................     2,254          1,549
   Restructuring provision.........................     3,857            -
   Extraordinary charge and other..................        30          1,313
   Change in operating asset and liability
      components:
   Accounts receivable.............................    (6,593)        (2,692)
   Inventories.....................................    (3,308)        (1,197)
   Prepaid expenses and other assets...............    (1,272)          (742)
   Accounts payable and accrued liabilities........        73          3,118
   Accrued employee compensation and benefits......       380          1,223
   Income taxes....................................     1,351          1,157
                                                      -------        -------
Net cash provided by operating activities..........       509          5,902
                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............    (3,284)        (2,089)
   Due from officers...............................        35             40
   Proceeds from the disposal of property and
      equipment....................................        38              7
                                                      -------        -------
Net cash used in investing activities..............    (3,211)        (2,042)
                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt and
      capitalized leases...........................       -              972
   Repayment of debt and capitalized leases........    (4,869)       (18,138)
   Public sale of common stock.....................     6,870         15,312
   Proceeds from exercise of stock rights..........       -              914
   Proceeds from exercise of stock options ........     1,964            -
                                                      -------        -------
Net cash provided by (used in) financing activities     3,965           (940)
                                                      -------        -------
Effect of exchange rates on cash...................    (1,997)          (376)
                                                      -------        -------
(Decrease) increase in cash and cash equivalents...      (734)         2,542
Cash and cash equivalents at beginning of the year.    10,315          1,408
                                                      -------        -------
Cash and cash equivalents at end of the period.....  $  9,581       $  3,950
                                                      =======        =======

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

Certain amounts in the accompanying unaudited interim condensed consolidated Statement of Cash Flows for the nine months ended March 31, 1997 have been reclassified to conform to the current presentation.

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; the effect of the Company's accounting policies; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

Restructuring Charges

In January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. In connection with the plan, the Company has taken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan is expected to be completed by the end of December 1997 and resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes).

Public Stock Offering

On March 31, 1997, the Company completed a secondary public offering of 1,650,000 shares of Common Stock, of which 1,330,808 shares were sold by certain selling shareholders and 319,192 new shares were issued by the Company. Net proceeds to the Company from this issuance amounted to $6.9 million, net of related offering expenses, and were used primarily to repay outstanding advances under its multicurrency revolving credit facility.

                                LeCROY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Consolidated revenues for the current quarter and nine months ended March 31, 1997 increased approximately 13% and 15%, respectively, from the comparable prior year periods, primarily as a result of a rise in sales of higher margin digital oscilloscopes and related products. Consolidated revenues were $29.9 million for the third quarter, and represented record third quarter revenues for the Company. Year-to-date revenues were $85.0 million, also representing record nine month revenues for the Company. This increase in revenues was hampered by approximately $1.5 million and $3.8 million for the current quarter and nine months ended March 31, 1997, respectively, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen, French franc and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year.

    Digital oscilloscopes and related product revenues increased 18% in the third quarter and 21% for the nine months ended March 31, 1997 as compared to the comparable prior year periods. Revenues from sales of digital oscilloscopes and related products increased to $26.5 million in the third quarter and $75.5 million for the nine months ended March 31, 1997 from $22.4 million and $62.4 million in the comparable prior year periods. This increase in revenues was primarily attributable to an increase in unit sales of the higher-end products in the Company's 9300 family of digital oscilloscopes coupled with the introduction of the LC series of digital oscilloscopes in the second and third quarters of the current fiscal year. Geographically, the increase in revenues in the United States and the rest of the world other than Europe (principally Japan and the rest of Asia) was partially offset by a decline in revenues in Europe.

    Revenues from sales of HEP products declined 39% in the third quarter and 33% for the nine months ended March 31, 1997 as compared to the comparable prior year periods. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues for the third quarter and nine months ended March 31, 1997 as compared to approximately 11% of total revenues in the comparable periods of fiscal 1996, are likely to continue to represent a declining portion of its total revenues in the future, attributable, in part, to lower anticipated order volumes. As a consequence in January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. Under this plan, the Company is redirecting its engineering resources within this business unit to focus principally on the development and sale of signal analysis chip sets and subsystems for HEP applications as well as new commercial applications. In connection with the plan, the Company is taking a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations and employee severance. The restructuring plan is expected to be completed by the end of December 1997 and resulted in a pretax charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes).

    Gross profit for the current quarter and nine months ended March 31, 1997 was 58.2% and 57.1% of revenues, respectively, compared to 55.6% and 54.9% for each respective prior year period. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 series and LC series digital oscilloscopes and reduced HEP sales, which carry a lower margin, reduced material costs and increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York, and license fee revenues.

    Selling, general and administrative expenses increased to $10.2 million in the third quarter and $28.7 million for the nine months ended March 31, 1997 from $9.2 million and $25.2 million, respectively, in the comparable prior year periods. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.0% in the third quarter and 33.7% in the nine months ended March 31, 1997 compared to 34.7% and 34.2% in the comparable prior year periods. As measured in dollars, these expenses increased as the Company expanded sales management and support staff at each of its regional sales headquarters, incurred additional sales commissions due to higher sales volume and expanded its management and support staff.

    Research and development expenses increased to $3.3 million in the current quarter and $10.6 million in the nine months ended March 31, 1997 from $3.2 million and $9.5 million in the comparable prior year periods. The higher dollar level of research and development expenses reflected an increase in connection with new digital oscilloscopes and continued development of a LAN network monitor. As a percentage of total revenues, research and development expenses were 11.1% for the third quarter and 12.5% for the nine months ended March 31, 1997 compared to 11.9% and 12.8% for the comparable prior year periods.

    Operating income, excluding the impact of the HEP restructuring charges, increased 64% to $3.9 million in the third quarter and 60% to $9.3 million for the nine months ended March 31, 1997 as compared to the comparable prior year periods. As a percentage of total revenues, operating income, excluding the impact of the restructuring charges, was 13.1% in the third quarter and 11.0% for the nine months ended March 31, 1997 as compared to 9.0% and 7.9% in the comparable prior year periods. The increase in operating income was due primarily to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

    Net interest and financing charges, included in other (income) expenses, decreased to $400,000 for the nine months ended March 31, 1997 compared to $622,000 for the nine months ended March 31, 1996. The decrease in the current year is due primarily to reduced levels of debt, paid down from funds received in the second quarter of fiscal 1996 from the Company's initial public offering. Other (income) expenses, net in the nine month periods ended March 31, 1997 and 1996 included currency exchange gains of approximately $678,000 and $136,000, respectively.

    The Company's effective income tax rate for the nine months ended March 31, 1997 was 35.0%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 15%. This agreement is in effect through the fiscal year ended June 30, 2000.

    Excluding the impact of the HEP restructuring charges, income before extraordinary charge increased to $2,522,000 in the third quarter and $6,244,000 for the nine months ended March 31, 1997 compared to $1,515,000 and $3,473,000 for the comparable prior year periods. As a percentage of total revenues, income before extraordinary charge excluding the impact of the restructuring charges was 8.4% in the third quarter and 7.3% for the nine months ended March 31, 1997 compared to 5.7% and 4.7% in the comparable prior year periods. The improvement in fiscal 1997 was due primarily to increased revenues, improved gross margins, lower interest costs and favorable exchange gains.


Liquidity and Capital Resources

    On March 31, 1997, the Company completed a secondary public offering in which net proceeds amounted to approximately $6.9 million and were used primarily to repay the remaining outstanding advances under its multicurrency revolving credit facility.

    Working capital, including $9.6 million in cash and cash equivalents, increased 10% to $35.2 million at March 31, 1997 compared to $32.0 million at June 30, 1996 and represented a working capital ratio of 2.5 to 1.

    Cash flows generated from operating activities for the first nine months of fiscal 1997 declined in comparison with the prior year due to increases in receivables, inventories and other current assets that exceeded improved operating earnings.

    The Company's cash and cash equivalents, together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

                                LeCROY CORPORATION



                            PART I. OTHER INFORMATION


Item 6.(a)      Exhibits


Exhibit 27      Financial Data Schedule.





                            PART II. OTHER INFORMATION


Item 6.(b)      Reports on Form 8-K


                No current reports on Form 8-K were filed during the quarter ended March 31, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LECROY CORPORATION



Date: May 5, 1997                         By:     /S/ JOHN C. MAAG
                                                      John C. Maag
                                                      Vice President-Finance,
                                                      Chief Financial Officer,
                                                      Secretary and Treasurer