Form 10-K
period 1997-06-30
LECROY CORP
filed 1997-09-16
CIK 943580

<Page 1>
				UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				  FORM 10-K

	     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
		  For the Fiscal Year Ended June 30, 1997

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

		  YES        X                 NO ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10- K.  [   ]

The number of shares outstanding of the registrant's Common Stock, as of August 8, 1997, was 6,716,421 shares. The aggregate market value on August 8, 1997 of the Common Stock held by non-affiliates of the registrant was $245,149,367.

		     Documents Incorporated by Reference

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
Portions of the Prospectus to Form S-1 Registration Statement No. 33-95620 and the Prospectus to Form S-3 Registration Statement No. 333-22117 are incorporated by reference.

<Page 2>

			       TABLE OF CONTENTS

									Page

Part I..............................................................

   Item 1.       Business...........................................      3
   Item 2.       Properties.........................................      16
   Item 3.       Legal Proceedings..................................      16
   Item 4.       Submission of Matters to a Vote of Security Holders      16
   Item 4A.      Executive Officers of the Registrant...............      17

Part II.............................................................

   Item 5.       Market for Registrant's Common Equity and Related
		 Stockholder Matters................................      19
   Item 6.       Selected Financial Data............................      20
   Item 7.       Management's Discussion and Analysis of Financial
		 Condition and Results of Operations................      21
   Item 8.       Financial Statements and Supplementary Data........      29
   Item 9.       Changes in and Disagreements with Accountants on
		 Accounting and Financial Disclosure................      50

Part III............................................................

   Item 10.      Directors and Executive Officers of the Registrant.      50
   Item 11.      Executive Compensation.............................      50
   Item 12.      Security Ownership of Certain Beneficial Owners
		 and Management.....................................      50
   Item 13.      Certain Relationships and Related Transactions.....      50

Part IV.............................................................

   Item 14.      Exhibits, Financial Statement Schedules, and
		 Reports on Form 8-K................................      51


     This report contains certain forward-looking statements that are subject to risks and uncertainties, including without limitation those discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in the section entitled "Risk Factors" in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on or about March 25, 1997 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the Registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Registrant cautions readers not to place undue reliance on such statements.









<Page 3>

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

     The Company develops, manufactures, sells and licenses signal analyzers, principally high-performance digital oscilloscopes, and related products. Digital oscilloscopes capture electronic signals, convert them to digital form and perform sophisticated measurements and analyses. The Company's digital oscilloscope products are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications.

     The Company's original digital oscilloscope technology is derived from its historical efforts in developing products for scientists engaged in high energy physics ("HEP") research. Since its founding in 1964, the Company has designed and manufactured instrumentation and signal analyzers for a number of leading HEP research laboratories. The Company's signal analyzers were used in Nobel Prize-winning experiments at CERN (Centre Europeen pour la Recherche Nucleaire) near Geneva, Switzerland and the Brookhaven National Laboratory in Upton, New York.

     In 1985, the Company introduced its first digital oscilloscope product. Subsequently, the Company expanded its digital oscilloscope product offerings to include a variety of models with a broad range of capabilities to address most segments of the digital oscilloscope market. Commencing in fiscal 1994, the Company began to concentrate its digital oscilloscope product offerings on a single high-performance product family, its 9300 series. In fiscal 1997, the Company expanded its high-end market product offering with a second family of products, the LC series of digital oscilloscopes. The Company believes that certain models of its 9300 series and LC series offer the highest sampling rate, and others the largest processing memory, available to date in the digital oscilloscope market. The Company's shift toward the high-end digital oscilloscope market has resulted in a significant increase in revenues. The Company's total revenues were $117.1 million, $101.5 million and $82.3 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, and revenues from digital oscilloscopes and related products accounted for approximately 89%, 85% and 80% of the Company's total revenues for those fiscal years.

Industry Background

     Researchers, engineers and field technicians rely on test and measurement instrumentation such as signal analyzers in designing, developing and servicing electronic equipment. When designing and developing electronic circuits, researchers and engineers use signal analyzers to ensure that the circuits are performing as designed. Field technicians use such instruments to diagnose electronic equipment to determine whether it is performing as intended.



<Page 4>

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

     During the past few decades, there has been an increasing proliferation of electronics in general and digital electronics in particular. The growth in digital electronics has been driven primarily by the growth in stand-alone computers and related systems, the increase in embedded digital controls within other electronic and electrical devices and the rapid increase in digital communications. Combined with the general growth in the quantity of digital electronics, there has been a substantial increase in processing speed. For example, processing speeds of personal computers have increased dramatically in recent years from about 33 MHz to more than 250 MHz and sophisticated communications equipment transmits data at rates that exceed 1 gigabit per second.

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

Market

     The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market bandwidth (less than 200 MHz), cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of long complex signals. These instruments typically sell for under $5,000. The high-performance market segment (bandwidth of greater than 200 MHz) is characterized by instruments with high sample rates (100 MS/s and up) and long record lengths (up to 8 million sample points) and greater processing power to perform more sophisticated analyses. These high-performance digital oscilloscopes typically range in price from $5,000 to $37,500, although certain very high bandwidth oscilloscopes for specialized applications are priced above $37,500. The Company's 9300 and LC series digital oscilloscope product families are targeted at customers in the high-performance market segment.





<Page 5>

     According to Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handhelds, grew from $586.5 million in 1992 to $755.0 million in 1996. Prime Data estimates that the four largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 1996 were Tektronix, Inc. with 42.5%, Hewlett-Packard Company with 18.1%, LeCroy with 12.4% and Fluke Corporation with 4.9%.

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

     - Long Record Lengths. The Company's advanced memory architecture, which includes many sophisticated custom components, enables its digital oscilloscope products to have long record capability. The Company's Models 9384 and LC574 offer record lengths of up to 8 million sample points at 4 GS/s.

     - Powerful Processing Capability. The Company's multiprocessor architecture in each of its LC models combines a Motorola PowerPC main processor with custom processors designed by the Company. The combination of this advanced multiprocessing technology with the Company's patented data-compaction techniques enables the rapid and accurate display of long signals and the performance of complex analyses.

     - Sophisticated Analysis Software. The Company's analysis software options, available either at the time of purchase or as aftermarket upgrades, provide a wide range of capabilities customized for specific end-user applications. By customizing its front end hardware and analysis software, the Company believes that it can provide a total solution to a particular customer's measurement and analysis requirements.

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

Strategy

     The Company's first business objective is to become a leading supplier of high-performance digital oscilloscopes. The Company's second business objective is to participate in broader markets by the use, directly and through licensing and other arrangements with other manufacturers, of LeCroy's core acquisition technology in dedicated signal analyzers. The Company is pursuing the following strategies to achieve these objectives:


<Page 6>

     - Extend LeCroy Core Competency. The high-performance acquisition technology that the Company originally developed in the technically demanding HEP market and its continuing investment in research and development have enabled it to develop two families of high-performance digital oscilloscope products, certain models of which feature what the Company believes is the highest sample rate, and others the largest processing memory, available to date. The Company intends to continue to allocate significant resources to extending these performance advantages.

     - Target High-Growth Industries with Application-Specific Solutions. The Company's experience with users in certain industries has shown that adding special analysis and processing capabilities to its digital oscilloscopes permits it to offer total solutions for special data measurement and analysis problems. For example, the Company has developed digital oscilloscopes targeted at the particular data measurement and analysis problems of the data storage industry. The Company believes that this strategy was a significant factor in the growth of its sales to this industry, which accounted for approximately
24% of the Company's sales in its fiscal year ended June 30, 1997. The Company recently introduced solution-focused packages for the optical recording and telecommunications industries. The Company intends to target other high growth industries that require aplication-specific solutions.

     - Leverage Core Technology into New Growth Markets. The Company believes that it is well positioned to leverage its core technology to develop dedicated signal analyzers for broader markets. The Company has entered into an agreement to sell certain proprietary chip sets to Guzik Technical Enterprises for use in dedicated instruments for testing data storage devices, such as disk drives, and their components. The Company has also entered into an agreement with Fluke Corporation under which the Company has licensed Fluke to use LeCroy technology in certain handheld scopemeters and low-end digital oscilloscopes. The Company also believes that market opportunities for its signal analyzer products include the networking and telecommunications industries, and the Company is currently in the development stage with respect to a LAN monitor product that would analyze electronic signals in communications networks in order to provide better monitoring and failure-diagnosis capabilities than can be achieved using existing products. In connection with these initiatives, the Company expects to incur continuing research and development and engineering expenses.

     There can be no assurance that the Company will be successful in implementing its strategies, including whether it will be able to leverage its core technologies into new product markets.

Products and Services

     The Company's primary products are its 9300 and LC families of digital oscilloscopes, which are targeted at users who require high performance at competitive prices. The Company also offers a complementary line of signal source products that can be combined with its digital oscilloscopes to create a complete test and measurement system for certain applications. The Company offers a full range of aftermarket service and support for all its products.

     Digital Oscilloscopes and Related Products. The Company's 9300 and LC digital oscilloscope products, which range in list price from approximately $5,000 to approximately $37,500, offer precise measurement and analysis capability for applications such as the design, development and testing of electrical and electronic products. Such applications call for high bandwidths

<Page 7>

(up to 1.5 GHz), high sample rates (up to 10 GS/s), long record lengths (up to 8 million sample points) and require greater processing capability to perform sophisticated analysis of the input signals. The Company's LC product family features a proprietary color display that facilitates certain visual analyses that cannot be performed with a monochrome scope. In addition, models in the LC series incorporate Motorola's PowerPC main processor and other custom processors designed by the Company.

     The Company's 9300 series and LC series consists of the following digital oscilloscope products:

		    Maximum       Maximum       Maximum Record      Calendar
		   Bandwidth    Sample Rate   Length (number of      Year of
9300 Model Number  (MHz) (1)     (MS/s) (2)     sample points)    Introduction
     930x             200           100            200,000            1992
     9361             300          2,500         500*/25,000          1993
     931x             400           100           1,000,000           1991
     934x             500          1,000          8,000,000           1997
     935x             500          2,000          8,000,000           1994
     937x            1,000         2,000          8,000,000           1995
     938x            1,000         4,000          8,000,000           1996
     9362          750*/1,500     10,000        1,000*/25,000         1995

LC Model Number

     LC334            500          2,000          8,000,000           1996
     LC374            500          2,000            500,000           1997
     LC534           1,000         2,000          8,000,000           1996
     LC574           1,000         4,000          8,000,000           1997

    (1)     1,000 MHz = 1 GHz
    (2)     1,000 MS/s = 1 GS/s
     *      At maximum sample rate.

    Most of the models in the table above are available in several configurations offering varying record lengths. The "x" suffix used in the table above denotes a particular product number that is based on the product's configuration. Taking into account all available configurations, the Company offers over 30 different products in the 9300 series and LC series.

     The Company believes that the following features give its 9300 series and LC series products one of the best user interfaces in the digital oscilloscope market:

     - Large, high-resolution amber monochrome or color display, organized in a manner that facilitates easy readout and analysis of displayed data.
     -  User-friendly control panel.
     -  Main processor with up to 64 MB of random access memory.
     - Flexible options for data storage (floppy disk, PCMCIA memory card, PCMCIA removable hard disk).
     - Optional built-in printer that allows users to produce a print-out of the display at the touch of a button.
     - A standard general-purpose interface bus ("GPIB") that enables the digital oscilloscope to be part of a measurement and analysis system that uses other GPIB-compatible instruments.

<Page 8>

     As part of its strategy to focus on its 9300 series and LC series products, the Company is phasing out its other digital oscilloscope product offerings. The Company is continuing to sell its current inventory of these products, sales of which accounted for less than 10% of the Company's total revenues for the fiscal year ended June 30, 1997.

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

     To provide its digital oscilloscope customers with what it believes are total solutions to their data measurement and analysis problems, the Company develops, manufactures and sells a complementary line of signal source products that can create input signals so that an electronic circuit can be evaluated under controlled conditions. With a digital oscilloscope, an engineer can analyze the shape of the signal within the circuit using test signals generated by the signal source and thereby identify problems in the circuit. The Company's primary signal source products are arbitrary waveform generators that allow the user to fully program the shape of the signals generated. For example, an arbitrary waveform generator can be programmed to produce signals that simulate those produced by a hard disk drive head. The Company's principal arbitrary waveform generator is its Model LW4xx, the list price of which is approximately $19,000. The Company has focused all its development resources on signal analysis products and is no longer investing in signal source products.

     Revenues from digital oscilloscopes and related products accounted for approximately 89%, 85% and 80% of the Company's total revenues in its fiscal years ended June 30, 1997, 1996 and 1995, respectively. Sales of products in the Company's 9300 series and LC series (including sales of products in the 9400 series, the predecessor to the 9300 series) accounted for approximately 81%, 79% and 65% of the Company's total revenues in those fiscal years.

     The following are examples of specific applications involving the Company's 9300 series and LC series digital oscilloscope product families:

     - Data Storage-The computer disk drive industry is continually seeking to apply advanced magnetic storage technology to increase data density and reduce access time. Design engineers in this field require digital oscilloscopes with high sample rates and long record lengths. The Company believes that its Model 9384AL and model LC574AL digital oscilloscopes, which feature a maximum sample rate of 4 GS/s and a maximum record length of 8,000,000 sample points, are well suited to such applications. In addition to providing digital oscilloscopes that meet the disk drive industry's requirements for high sample rates and long record lengths, the Company has worked closely with customers in this industry to develop specialized processing software that incorporates advanced algorithms designed specifically for their particular measurement and analysis requirements. The Company believes that the combination of its high-performance data-acquisition technology with this specialized processing capability has been a significant factor in the growth of its sales to this industry.


<Page 9>

     - Cellular Telephones/Pagers-In contrast to many other applications, the design of cellular telephones and pagers does not require digital oscilloscopes with high bandwidths or sample rates. This is due to the relatively longer and slower electronic signals associated with these products. It is therefore important that digital oscilloscopes for these applications have long record lengths and the ability to display the captured data in a meaningful and usable format. The Company believes that its Model 9314AL digital oscilloscope is particularly well suited to such applications. The Model 9314AL has a medium bandwidth and sample rate, but features a maximum record length of 1,000,000 sample points. In addition, the Model 9314AL has the ability to simultaneously display the entire signal as well as an enlarged or "zoomed" view of a portion of the signal.

     - Lasers-A typical laser pulse has a duration on the order of two billionths of a second. To capture and analyze the shape of a laser pulse, a digital oscilloscope must make measurements of its amplitude many times during this period. The Company believes that its Model 9362 is well suited to this application as it has the capability to make precise measurements at the rate of ten billion per second, therefore permitting this oscilloscope to capture accurately the shape of the laser pulse so that it can be analyzed.

     Embedded Signal Analyzers. In February 1997, the Company entered into an agreement to sell certain proprietary chip sets to Guzik Technical Enterprises for use in dedicated instruments for testing data storage devices, such as disk drives, and their components. Subject to certain minimum purchase requirements, Guzik's rights in these areas are exclusive and preclude the Company from selling products or licensing its technology to others for use in these areas. Guzik is a leader in providing test solutions for the design and production of hard disk drives. Guzik has informed the Company that it will use the Company's high-bandwidth oscilloscope chip sets in test instruments for the disk drive industry, including head testers, media certifiers and servo track writers. Under the agreement with Guzik, the Company received $2.0 million in fees in fiscal 1997. In addition, Guzik is required to purchase at least $500,000 worth of chip sets annually. The Company also has entered into an agreement with Fluke Corporation under which the Company has licensed Fluke to use LeCroy technology in certain handheld scopemeters and low-end digital oscilloscopes. Subject to certain minimum royalty requirements, Fluke's rights in the handheld scopemeter area are exclusive and preclude the Company from selling handheld scopemeters or licensing others to use LeCroy technology in such products. Pursuant to this agreement, the Company is entitled to the payment of certain royalties commencing in fiscal 1999.

     HEP Products. A typical HEP experiment consists of a large assembly of electronics that measures particle energy and speed from up to many hundreds of thousands of particle detectors. These measurements are used to identify individual particles and to study their interactions.

     The Company's HEP product offerings consist of an extensive range of modular products. These products include analog-to-digital converters, which measure particle energy and time-to-digital converters, which measure particle speed. The modular nature of these products enables experimenters to select products from the Company's HEP product catalog and combine them in a




<Page 10>

configuration that provides an overall solution to their particular data measurement and analysis problems.

     Sales of HEP products (including digitizers) accounted for approximately 6%, 11% and 15% of the Company's total revenues in its fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company expects the decline in HEP revenues to continue. As a consequence, in January 1997 the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

     Service and Aftermarket Products. The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains three major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters), Heidelberg, Germany and Osaka, Japan. Sophisticated service on certain key components of the Company's digital oscilloscope products, including on its printed circuit boards, is performed only at the Company's manufacturing facilities in Geneva, Switzerland and Chestnut Ridge, New York. The Company warrants its digital oscilloscopes from one to three years, signal source products from one to five years and HEP products for one year.

     Service and aftermarket products (including product upgrades) generated approximately 5%, 4% and 5% of the Company's total revenues in its fiscal years ended June 30, 1997, 1996 and 1995, respectively.

Customers

     The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high-energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes.

     No single customer accounted for more than 5% of the Company's sales in the fiscal year ended June 30, 1997. No single customer accounted for more than 10% of the Company's consolidated sales in any of the last three fiscal years. The Company's top 25 product customers consist of the following:




















<Page 11>

Computers/Disk Drives/Peripherals             Government/Military/Aerospace
-  Hitachi                                    -  Naval Air Warfare Center
-  International Business Machines
   Corporation                                Consumer Electronics
-  Iomega                                     -  Matsushita
-  Maxtor Corporation                         -  Sony
-  NEC Electronics                            -  Toshiba
-  Quantum Corporation
-  Samsung Electronics                        Automotive/Transportation
-  Seagate/Conner                             -  Bosch
-  Western Digital                            -  Hyundai Electronics
						 Industries Co., Ltd

Communications                                Other
-  3COM                                       -  AT&T Capital Corporation
-  Generaldirektion PTT                       -  Fujitsu Limited
-  Lucent Technologies                        -  GE Capital Corporation
-  Motorola, Inc.                             -  Telogy Incorporated

Sales, Marketing and Distribution

     The Company maintains a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of signal analyzers in general and the features and advantages of the Company's products in particular. In addition, particularly because of the Company's focus on high-performance digital oscilloscopes, the Company believes that its sales engineers are skilled in performing product demonstrations for current and prospective customers. The Company believes it has a competitive advantage in sales situations in which its sales engineers have the opportunity to demonstrate the advantages of the Company's digital oscilloscopes; accordingly, such demonstrations are an integral part of the Company's sales strategy.

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe and Japan with regional sales headquarters located in Chestnut Ridge, New York, Heidelberg, Germany and Osaka, Japan. As of June 30, 1997, the Company's direct digital oscilloscope sales force consisted of 81 sales engineers directed by nine regional managers worldwide. The Company is currently in the process of integrating its HEP sales force into its digital oscilloscope sales force. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu Electric Co. Ltd., a Japanese communications and test-and-measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

     In order to raise market awareness of its products, the Company advertises in trade publications, distributes promotional materials, conducts marketing programs and seminars, issues press releases regarding new products, publishes technical articles and participates in industry trade shows and conferences.



<Page 12>

Seasonality

     The Company historically has experienced somewhat lower activity during its first fiscal quarter than in other fiscal quarters due, it believes, principally to the lower level of orders and market activity during the summer months, particularly in Europe. The Company believes this seasonable aspect of its business is likely to continue in the future.

Research and Development

     The Company believes that as a result of what it views as a continuing shift in technology towards higher speed digital signals containing more complex data, users of signal analyzer products will continue to demand higher bandwidths, higher sample rates, longer record lengths and more powerful processing capabilities. The primary objective of the Company's research and development program is to extend its high performance technology in order to satisfy this demand, while maintaining ease-of-use qualities and favorable price-to-performance ratios. There can be no assurance that the Company will achieve this objective.

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

     The Company intends to use its core acquisition technology to develop dedicated signal analyzers for broader markets. The Company believes that possible market opportunities for such products include the networking and communications industries. The Company is currently in the development stage with respect to a LAN monitor product that would analyze electronic signals in communications networks in order to provide better monitoring and failure-diagnosis capabilities than can be achieved using existing products. There can be no assurance that the Company will be successful in developing such a signal analyzer.

     The Company conducts research and development activities in both its Geneva, Switzerland and Chestnut Ridge, New York facilities. The Company's research and development expenses, which are expensed as incurred, were approximately $14.2 million, $12.6 million and $10.3 million in its fiscal years ended June 30, 1997, 1996 and 1995, respectively, which expenses represented 12.1%, 12.5% and 12.5% of total revenues, respectively, for such fiscal years. The Company intends to continue to invest approximately 12% to 14% of revenues in its research and development efforts.

Manufacturing and Supplies

     Prior to the Company's decision to concentrate on high-performance digital oscilloscopes, the Company's digital oscilloscopes and related products were manufactured at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York, with HEP products also manufactured at the Chestnut Ridge facility. Following that decision, and until the first quarter of fiscal 1996, all 9300 series digital oscilloscopes were manufactured at the


<Page 13>

Company's Geneva facility, with the Chestnut Ridge facility principally manufacturing HEP products, signal source products and hybrid and chip-on-board microcircuit assemblies for Geneva's digital oscilloscope production. While continuing to manufacture models in its 9300 series and LC series at its Geneva manufacturing facility, the Company increasingly has been manufacturing such products in its Chestnut Ridge facility.

     This shift in manufacturing was undertaken for a variety of reasons, including greater utilization of the Chestnut Ridge facility in light of the reduced volume in HEP sales and an increase in the volume of U.S. sales, an expected reduction in certain customs duties resulting from shipping parts rather than completed units to the United States from Geneva, closer alignment of manufacturing and development facilities and, to the extent that the Company is able to source components in the United States for models assembled and sold in the United States, better currency matching of revenues and related costs. The Company has established United States vendors as sources for certain components, including printed circuit board assemblies, that had previously been shipped from its Geneva facility to its Chestnut Ridge facility.

     The Company obtains certain parts, components and sub-assemblies from single sources. This has particularly been the case with several key integrated circuits made by certain single source suppliers (Motorola, Philips, TRW and LSI Logic). The Company believes that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. An interruption in supply or an increase in price for its parts, components and sub-assemblies would have a material adverse affect on the Company's business, results of operations and financial condition.

     As of June 30, 1997, the Company's Geneva facility employed 46 manufacturing employees in an area devoted to such tasks of approximately 14,000 square feet and its Chestnut Ridge facility employed 92 manufacturing employees in an area devoted to such tasks of approximately 26,000 square feet.

Backlog

     The Company's backlog of unshipped customer orders was approximately $10.2 million and $8.0 million as of June 30, 1997 and 1996, respectively. Customers may cancel orders at any time. The Company believes that its level of backlog at any particular time is not necessarily indicative of future operating performance of the Company.

Foreign Currency Exchange

     The Company has manufacturing facilities in both the United States and Switzerland, purchases parts, components and sub-assemblies from suppliers around the world in a variety of currencies and sells its products around the world in a variety of currencies. As a consequence, the Company is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, Swiss franc and Japanese yen, and, to a lesser extent, the German deutschemark, British pound, French franc and Italian lira. During the fiscal year ended June 30, 1997, approximately half of the Company's revenues and half of its costs and expenses

<Page 14>

were denominated in currencies other than the United States dollars. Local currency expenses resulting from manufacturing and the worldwide sourcing of parts, components and sub-assemblies are not generally offset by related local currency revenues, if any. The Company seeks to mitigate to some degree its exposure to foreign currency exchange rate fluctuations by borrowing under its multicurrency revolving credit facility in circumstances in which it is exposed to significant local currency receivables. The Company does not attempt to reduce its foreign currency exchange risks by entering into other foreign currency management programs or hedging transactions and has no plans to do so in the near term. As a consequence, there can be no assurance that the Company's results of operations will not be adversely effected by fluctuations in foreign currency exchange rates in the future, as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the United States dollar, the Company's financial reporting currency, or otherwise. Moreover, fluctuations in exchange rates could affect demand for the Company's products. During the fiscal years ended June 30, 1995, foreign currency exchange losses amounted to $684,000. During the fiscal years ended June 30, 1997 and 1996, the Company reported foreign currency exchange gains of $678,000 and $539,000, respectively.

Competition

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. Prime Data estimates that the four largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar year 1996 were Tektronix with 42.5%, Hewlett-Packard Company with 18.1%, LeCroy with 12.4% and Fluke Corporation with 4.9%. Some of the Company's principal competitors have substantially greater sales and marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     The Company believes that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition, reputation, product availability and the availability and quality of post-sale support. The Company also believes that its success will depend in part on its ability to maintain and develop the advanced technology used in its signal analyzer products and its ability to offer high-performance products at a favorable price-to-performance ratio. The Company believes that it currently competes effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $37,500) in which its digital oscilloscopes are focused and that it will be able to continue to do so, but there can be no assurance that this is or will be the case.

     The Company believes that its principal competition in the HEP market comes from its customers themselves, who are technically sophisticated and frequently choose to construct their own measurement and analysis systems. The Company also believes that the rest of this market is highly fragmented and consists of a number of firms.






<Page 15>

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

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 1997, the Company held a total of twelve United States patents expiring in the years from 2000 to 2012. The Company also holds four foreign patents. The Company has pending applications for nine additional United States patents and for five additional foreign patents. The patent positions of high-technology companies such as the Company are uncertain, however, and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

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

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company is required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years ending June 30, 2004 and may be required to make up to an additional $3.5 million in contingent royalty payments depending on its sales of certain products in certain territories over the life of the patents. Royalty expense approximated $1,329,000, $963,000 and $781,000 in fiscal 1997, 1996 and 1995, respectively.
The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also

<Page 16>

could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

Employees

     As of June 30, 1997, LeCroy had 555 employees, of whom 311 work in the Company's Chestnut Ridge facility, 134 work in the Company's Geneva facility, and the remainder work in various other Company offices around the world. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory. A majority of the Company's senior managers has over five years of service with the Company.

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


ITEM 2. PROPERTIES

     The Company's executive offices and one of its manufacturing facilities are located in a two-story, approximately 88,000 square foot building in Chestnut Ridge, New York that is owned by the Company. The Company also leases a three story office and manufacturing building of approximately 44,000 square feet in Geneva, Switzerland pursuant to a lease expiring December 31, 2004.
In addition, the Company leases other offices around the world on a short-term basis to support its local sales and service operations.

     The Company believes that its facilities are in good working condition and are suitable for its current operations.


ITEM 3. LEGAL PROCEEDINGS

       The Company is not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	 None.









<Page 17>

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                         Age                    Position
Walter O. LeCroy, Jr......    62      Chairman of the Board of Directors
Lutz P. Henckels..........    56      President, Chief Executive Officer
				      and Director
Thomas H. Reslewic........    38      Executive Vice President-Signal
				      Analysis Business Group and Worldwide
				      Sales
Ronald S. Nersesian.......    37      Senior Vice President-Worldwide
				      Marketing
Werner H. Brokatzky.......    52      Vice President-Operations (Geneva)
Brian V. Cake.............    53      Vice President-Chief Technical Officer
Clement R. Confessore.....    60      Vice President-Operations (United States)
Warren  Davis.............    51      Vice President-Human Resources
John C. Maag..............    47      Vice President-Finance, Chief Financial
				      Officer, Secretary and Treasurer
James J. Mueller..........    44      Vice President-Worldwide Engineering

     Walter O. LeCroy, Jr., founder of the Company, has served as the Chairman of the Board since the Company's inception. Mr. LeCroy was instrumental in the initial development of the Company's core technology and remains active in the design of the Company's products. Mr. LeCroy has a Bachelor of Arts degree in physics from Columbia University.

     Lutz P. Henckels has served as the President and the Chief Executive Officer since July 1993. He served as a consultant for the Company from January 1993 until July 1993. Before joining the Company, Mr. Henckels served as the President of U.S. Operations of Racal-Redac, Inc., an electronic design automation company, from May 1989 until January 1993. Prior to 1989, Mr. Henckels was the founder and Chief Executive Officer of HHB Systems, Inc., a public computer-aided design and test company. Mr. Henckels has Bachelor of Science and Master of Science degrees in electrical engineering, and a Doctor of Science degree in computer science, from the Massachusetts Institute of Technology. Mr. Henckels serves as a director of IKOS Corporation, a design verification software tool provider company.

     Thomas H. Reslewic has served as Executive Vice President-Signal Analysis Business Group since February 1997 and has served as Vice President-Worldwide Sales since March 1996. Mr. Reslewic served as Vice President-Sales and Marketing from July 1994 until March 1996, as the General Manager for North American Sales from 1993 until July 1994 and the Director of Marketing for the Company's Signal Sources Division from 1990 until 1993. Previously, he spent eight years in sales and marketing management with Tektronix, Inc., a manufacturer of digital oscilloscopes and one of the Company's principal competitors. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.





<Page 18>

     Ronald S. Nersesian has served as the Senior Vice President-Worldwide Marketing since March 1997. Previously he served as Vice President-Worldwide Marketing since March 1996. Before joining the Company, Mr. Nersesian was with Hewlett-Packard Company for 11 years and held many marketing positions. Most recently he was the Division Marketing Manager for a test and measurement division of Hewlett-Packard Company. Mr. Nersesian has a Bachelor of Science degree in electrical engineering from Lehigh University and a Master of Business Administration degree from New York University.

     Werner H. Brokatzky has served as Vice President-Operations (Geneva) since January 1996. Mr. Brokatzky joined the Company in August 1978 as the Manager of Finance and Administration and served as Vice President-Finance (Geneva) from March 1990 to December 1995. Before joining the Company, Mr. Brokatzky served as an apprentice at Volksbank Schopfheim.

     Brian V. Cake has served as Vice President-Chief Technical Officer since February 1997. Previously, Mr. Cake served as Vice President-Advanced Development since 1986. He joined the Company as an engineer in November 1980. Mr. Cake has a Bachelor of Science degree in electrical and electronic engineering from City University in London.

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

     Warren Davis has served as the Vice President-Human Resources since February 1997. Previously, Mr. Davis served as Director of Human Resources from July 1995 to January 1997. Before joining the Company, Mr. Davis was the Vice President of Human Resources at EG&G Instruments, Inc., a subsidiary of EG&G, Inc., a computer manufacturing company. Mr. Davis has a Bachelor of Science degree in history from The University of Notre Dame and a Master of Business Administration degree from New York University.

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

     James J. Mueller has served as the Vice President-Worldwide Engineering since June 1996. Mr. Mueller served as R&D Manager-T&M from April 1992 to May 1996. Mr. Mueller has a Bachelor of Arts degree in physics from Rutgers University and a Master of Science and Doctor of Science degrees in physics from Princeton University.

     Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.





<Page 19>

     The Company has entered into indemnification agreements with its executive officers and directors, pursuant to which the Company has agreed to indemnify such persons to the fullest extent permitted by law, and providing for certain other protection.

				     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     LeCroy's common stock has been traded on the Nasdaq National Market under the symbol LCRY. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by Nasdaq National Market.

						    High             Low
Fiscal Year 1996
Second Quarter (1).........................         $19.25           $10.50
Third Quarter..............................          19.25            13.50
Fourth Quarter.............................          22.25            14.00

Fiscal Year 1997
First Quarter..............................         $26.25           $15.25
Second Quarter.............................          38.75            26.00
Third Quarter..............................          37.25            27.00
Fourth Quarter.............................          37.75            25.25

__________
(1) From October 5, 1995, the effective date of the Company's initial public offering.

     The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of June 30, 1997, there were approximately 266 holders of record of the Common Stock.




















<Page 20>

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated Statements of Operations data for the five years ended June 30, 1997 and the Balance Sheet data at June 30, 1997, 1996, 1995, 1994 and 1993 are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included herein.

									Years Ended June 30,
							 1997       1996        1995       1994       1993
							       (in thousands, except per share data)
Statements of Operations Data:
Revenues
  Digital oscilloscopes and related products.......    $104,582   $ 86,061    $65,785    $47,627    $42,812
  High energy physics products.....................       6,993     10,952     12,277     13,519     15,640
  Service and other (1)............................       5,552      4,478      4,210      2,696      2,835
							-------    -------     ------     ------     ------
       Total.......................................     117,127    101,491     82,272     63,842     61,287
Cost of sales (2)..................................      49,829     45,545     37,777     28,252     26,930
							-------    -------     ------     ------     ------
       Gross profit................................      67,298     55,946     44,495     35,590     34,357
Selling, general and administrative expenses.......      39,115     34,623     27,950     22,831     23,029
Research and development expenses..................      14,208     12,639     10,315      8,770      9,736
Restructuring costs (3)............................       3,857        -          -          930        -
							-------    -------     ------     ------     ------
       Operating income............................      10,118      8,684      6,230      3,059      1,592
Technology dispute settlement costs (4)............         -          -          -        2,073        278
Other (income) expenses, net.......................        (361)       134      2,212      1,694      1,434
							-------    -------     ------     ------     ------
       Income (loss) before income taxes and
	       extraordinary charge................      10,479      8,550      4,018       (708)      (120)
Provision for income taxes.........................       3,521      2,992      1,408        331         30
							-------    -------     ------     ------     ------
       Income (loss) before extraordinary charge...       6,958      5,558      2,610     (1,039)      (150)
Extraordinary charge for early retirement of debt..         -       (1,300)       -          -          -
							-------    -------     ------     ------     ------
       Net income (loss)...........................    $  6,958   $  4,258    $ 2,610    $(1,039)   $  (150)
							=======    =======     ======     ======     ======
Income (loss) per share before extraordinary charge       $ .98      $ .93      $ .56     $ (.24)    $ (.03)
Extraordinary charge...............................          -        (.22)        -          -          -
							   ----       ----       ----      -----      -----
Net income (loss) per share........................       $ .98      $ .71      $ .56     $ (.24)    $ (.03)
							   ====       ====       ====      =====      =====
Weighted average common shares outstanding (5).....       7,073      5,953      4,683      4,407      4,418

									      June 30,
							 1997       1996        1995       1994        1993
									   (in thousands)
Balance Sheet Data:
Working capital....................................     $40,219    $32,041     $21,791   $13,120    $16,818
Total assets.......................................      76,206     62,400      49,836    39,477     35,252
Total debt and capitalized leases..................         -        5,673      18,042    15,235     12,530
Total stockholders' equity.........................      52,022     37,472      17,440    12,820     12,518


<Page 21>

__________
(1)     Service and other includes sales and product upgrades.
(2)     Included in cost of sales in fiscal 1997, 1996 and 1995 are recurring technology license royalties pursuant to an
	agreement settling certain litigation.
(3)     Restructuring costs were incurred in fiscal 1994 due to a restructuring of the Company's worldwide sales
	organization and the closure of its research facility in the United Kingdom and in fiscal 1997 due to a
	restructuring of the Company's High Energy Physics business.
(4)     Included in technology dispute settlement costs in fiscal 1993 and fiscal 1994 are certain legal fees and related
	expenses and also in fiscal 1994 a $1.5 million payment related to the settlement referred to in Note 2 above.
(5)     See "Per Share Information" in Note 1 to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

     This section contains certain forward-looking statements that are subject to risks and uncertainties, including without limitation those discussed in the section entitled "Risk Factors" in the Prospectus filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 424(b) on March 25, 1997 (which section is hereby incorporated by reference herein). These risks and uncertainties could cause the Registrant's actual results in future periods to differ materially from its historical results and from any opinions or statements expressed in such forward-looking statements. Such forward-looking statements speak only as of the date of this report, and the Registrant cautions readers not to place undue reliance on such statements.

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

     In 1985, the Company introduced its first digital oscilloscope product. Commencing in fiscal 1994, the Company began to focus its digital oscilloscope product offerings on a single high-performance product family, the 9300 series, which has resulted in a significant increase in revenues. The Company's total revenues were $117.1 million, $101.5 million and $82.3 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, and revenues from digital oscilloscopes and related products accounted for approximately 89%, 85% and 80% of the Company's total revenues for those fiscal years.

     In 1993, the Company adopted a performance improvement strategy pursuant to which the Company hired new managers, including a new Chief Executive Officer, to supplement the existing management team. As part of the performance improvement strategy, the Company's worldwide sales organization was restructured, the Company's United Kingdom research and development facility

<Page 22>

was closed and the Company's product offerings were streamlined to focus on a single family of high-performance digital oscilloscopes, the 9300 series. In fiscal 1997, the Company expanded its high-end market product offerings with a second family of products, the LC series of digital oscilloscopes. The primary focus on high-performance products, together with management's continued emphasis on operational improvements, have resulted in efficiency gains in product development, manufacturing, marketing, sales and service. These factors, together with an increase in revenues, have contributed to an increase in operating margin from 7.6% for the fiscal year ended June 30, 1995 to 11.9%, excluding the impact of restructuring charges, for the fiscal year ended June 30, 1997. The Company believes that certain models of its 9300 series and LC series offer the highest sampling rate, and others the largest processing memory, available to date in the digital oscilloscope market.

     The Company's original digital oscilloscope technology was derived from its historical efforts in developing products for high energy physics ("HEP") research. Since its founding in 1964, the Company has designed and manufactured signal analyzers for a number of leading HEP research laboratories. The Company's signal analyzers were used in Nobel Prize winning experiments at CERN (Centre Europeen pour la Recherche Nucleaire ) near Geneva, Switzerland and the Brookhaven National Laboratory in Upton, New York. Sales of HEP products have been declining and accounted for approximately 6%, 11% and 15% of the Company's total revenues for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company expects the decline in HEP revenues to continue. As a consequence, in January 1997 the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. Under this plan, the Company is redirecting its engineering resources within this business unit to focus principally on the development and sale of signal analysis chip sets and subsystems for HEP applications as well as new commercial applications. In connection with the plan, the Company has undertaken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan is expected to be completed by the end of December 1997 and resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes).

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

     In response to the continuing decline in HEP manufacturing and revenues and in an effort to increase absorption of the fixed costs of its Chestnut Ridge facility, in June 1995 the Company commenced manufacturing at such facility its model 935X digital oscilloscope to supplement its manufacturing operations in Geneva. In fiscal 1996 and 1997, the Company has increased oscilloscope production at Chestnut Ridge to include its model 938X and its newest model oscilloscope, the model LC574A. This higher production volume has increased operating efficiencies at Chestnut Ridge.


<Page 23>

Results of Operations
     The following table sets forth for the periods indicated the percentage of total revenues represented by each line item in the Company's consolidated statements of income:

							Years Ended June 30,
						      1997      1996     1995
Revenues
   Digital oscilloscopes and related products....     89.3%     84.8%    80.0%
   High energy physics products..................      6.0      10.8     14.9
   Service and other.............................      4.7       4.4      5.1
						     -----     -----    -----
       Total.....................................    100.0     100.0    100.0
Cost of sales....................................     42.5      44.9     45.9
						     -----     -----    -----
   Gross profit..................................     57.5      55.1     54.1
Selling, general and administrative expenses.....     33.5      34.1     34.0
Research and development expenses................     12.1      12.5     12.5
Restructuring costs..............................      3.3       -        -
						     -----     -----    -----
   Operating income..............................      8.6       8.5      7.6
Other (income) expenses, net.....................     (0.3)      0.1      2.7
						     -----     -----    -----
   Income before income taxes and extraordinary
      charge.....................................      8.9       8.4      4.9
Provision for income taxes.......................      3.0       2.9      1.7
						     -----     -----    -----
   Income before extraordinary charge............      5.9       5.5      3.2
Extraordinary charge for early retirement of debt      -        (1.3)     -
						     -----     -----    -----
   Net income....................................      5.9%      4.2%     3.2%
						     =====     =====    =====

Comparison of Fiscal Years 1997 and 1996

     Total revenues increased to $117.1 million in 1997 from $101.5 million in 1996, or 15%, and represented record full-year revenues for the Company. Revenues increased primarily as a result of an increase in unit sales of higher margin digital oscilloscopes and related products. On a geographic basis, total revenues increased to $50.7 million in 1997 from $42.2 million in 1996, or 20%, in the United States, to $42.7 million in 1997 from $42.3 million in 1996, or 1%, in Europe and to $23.7 million in 1997 from $17.0 million in 1996, or 40%, in the rest of the world, principally Japan and the rest of Asia.

     The increase in revenues was offset in part by approximately $5.4 million in the current year attributable to the net impact of the strengthening of the United States dollar versus the Japanese yen, Swiss franc, French franc and German deutschemark, as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Revenues from digital oscilloscopes and related products increased 21.5% to $104.6 million in 1997, including $2.0 million dollars in fees for digital oscilloscope solutions, from $86.1 million in 1996. This increase in revenues

<Page 24>

was primarily attributable to a 13% increase in unit sales of the higher-end products in the Company's 9300 family of digital oscilloscopes including the 938X model introduced in June 1996, together with sales of the LC series of color digital oscilloscopes introduced in fiscal 1997. Average selling prices of digital oscilloscope and related products increased by 7% as compared to fiscal 1996 as a result of a continuing change in the Company's product mix towards higher-end products. In addition to the above fees, the Company recognized $2.0 million dollars in license fee revenues.

     Revenues from sales of HEP products declined to $7.0 million in 1997 from $11.0 million in 1996, or 36%. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues in 1997 as compared to approximately 11% of total revenues in 1996, are likely to continue to represent a declining portion of its total revenues in the future, attributable in part to lower anticipated order volumes. As a result of this continued revenue decline, in January 1997 the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. Under this plan, the Company is redirecting its engineering resources within this business unit to focus principally on the development and sale of signal analysis chip sets and subsystems for HEP applications as well as new commercial applications. In connection with the plan, the Company has undertaken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan is expected to be completed by December 1997 and resulted in a charge to fiscal 1997 third quarter results of approximately
$3.9 million ($2.5 million after tax).

     Service and other revenues increased to $5.6 million in 1997 from $4.5 million in 1996, or 24%, due primarily to the continued increase in marketing of service and support programs for digital oscilloscopes and related products and higher sales of upgrades for such products.

     Gross profit for fiscal 1997 was 57.5% of revenues compared to 55.1% for fiscal 1996. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 series digital oscilloscopes and reduced HEP sales, which carry a lower margin, coupled with reduced material costs and increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York, and license fee revenues. The increase in gross profit was hampered by $2.0 million due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the prior fiscal year.

     Selling, general and administrative expenses increased to $39.1 million in 1997 from $34.6 million in 1996, or 13%. These expenses increased as the Company expanded sales management and staff at each of its regional sales headquarters and incurred additional sales commissions due to higher sales volume and the expansion of administrative management and support staff. As a percentage of total revenues, selling, general and administrative expenses declined to 33.5% in 1997 compared to 34.1% in 1996.

     Research and development expenses increased to $14.2 million in 1997 from $12.6 million in 1996, or 12%. This higher level of research and development expenses reflects an increase in connection with introductions of new digital

<Page 25>

oscilloscopes and related products and continued development of a LAN monitor. As a percentage of total revenues, research and development expenses were 12.1% in 1997 compared to 12.5% in 1996. The Company's objective is to maintain annual research and development expenses at approximately 12% to 14% of total revenues.

     Operating income, excluding the impact of the HEP restructuring charges, increased to $14.0 million in 1997 from $8.7 million in 1996, or 61%. As a percentage of total revenues, operating income, excluding the impact of the restructuring charges, was 11.9% in 1997 as compared to 8.5% in 1996. The increase in operating income was due to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

     Net interest and financing charges, included in other (income) expenses, net, decreased to $317,000 in 1997 compared to $672,000 in 1996. The decrease in the current year is due primarily to reduced levels of debt, paid down from funds received in the third quarter of fiscal 1997 from the Company's secondary public offering of its common stock. Average borrowing levels were $4.6 million in 1997 as compared to $7.6 million in 1996. Operating results in fiscal 1997 and 1996 included currency exchange gains of approximately $678,000 and $539,000, respectively.

     The Company's effective income tax rate for 1997 was 33.6%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. This agreement is in effect through fiscal year end 2000. As a result of this agreement and the Company's policy of not providing for U.S. taxes on earnings determined to be permanently invested outside the United States, management believes that the Company's effective income tax rate for 1998 will be 30%.

     Excluding the impact of the HEP restructuring charges, income before extraordinary charge increased 70% to $9.5 million in 1997 compared to $5.6 million in 1996. Excluding the impact of the restructuring charges, income before extraordinary charge as a percentage of total revenues was 8.1% compared to 5.5% for 1996.

Comparison of Fiscal Years 1996 and 1995

     Total revenues increased to $101.5 million in 1996 from $82.3 million in 1995, or 23%, and represented record full-year revenues for the Company. Revenues increased primarily as a result of an increase in sales of higher margin digital oscilloscopes and related products. On a geographic basis, total revenues increased to $42.2 million in 1996 from $35.8 million in 1995, or 18%, in the United States, to $42.3 million in 1996 from $33.3 million in 1995, or 27%, in Europe and to $17.0 million in 1996 from $13.2 million in 1995, or 29%, in the rest of the world, principally Japan and the rest of Asia.

     Revenues from sales of digital oscilloscopes and related products increased to $86.1 million in 1996 from $65.8 million in 1995, or 31%. This increase in revenues was primarily attributable to a 35% increase in unit sales of the higher-end products in the Company's 9300 family of digital oscilloscopes. Average selling prices of digital oscilloscopes and related products increased by 11% as compared to 1995 principally as a result of a continuing change in the Company's product mix towards higher-end products.



<Page 26>

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

<Page 27>

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

Liquidity and Capital Resources

     On March 31, 1997 LeCroy completed a secondary public offering of its common stock of which net proceeds amounted to approximately $7.7 million and were used primarily to repay the remaining outstanding advances under its multicurrency revolving credit facility. Working capital, including $19.9 million in cash and cash equivalents, increased to $40.2 million at June 30, 1997, which represented a working capital ratio of 2.7 to 1, compared to $32.0 million, or 2.6 to 1, at June 30, 1996. Cash and cash equivalent balances primarily reflect short- term deposits in both Europe and the United States.

     Cash flows from operating activities were $12.8 million in fiscal 1997 compared to $8.3 million in fiscal 1996 and $1.0 million in fiscal 1995. The significant improvement in comparison to the prior two fiscal years is the result of increased operating earnings in the current year coupled with improved asset management. Combined accounts receivable and inventories at year-end were 36% of fiscal 1997 revenues compared to 40% in fiscal 1996 and 46% in fiscal 1995.

     The Company has financed its operations primarily through cash flows from operations as well as the net proceeds from its public offerings. LeCroy has an unused $15 million unsecured multicurrency credit agreement with two commercial banks, maturing in January 1999. The Company has met its financial covenants that include maintaining specified financial ratios and positive levels of net income and limitations on capital expenditures and lease obligations.

     Capital expenditures were $5.1 million, $3.7 million and $2.9 million in fiscal 1997, 1996 and 1995, respectively. These capital expenditures were primarily for assembly, research, design and test equipment, facilities improvements and information systems. Average net fixed assets employed were $10.0 million, or 8.5% of fiscal 1997 revenues, compared to $8.2 million or 8.1% of revenues in fiscal 1996. LeCroy anticipates that its capital spending for property and equipment in fiscal 1998 will approximate $7 million, primarily for design and test equipment, information systems and facilities improvements. Funding for capital expenditures generally will be provided from internal sources.

<Page 28>

     In addition, the Company maintains certain foreign borrowing and overdraft facilities, principally a three million Swiss franc ($2.1 million using the U.S. dollar/Swiss franc exchange rate as of June 30, 1997) multicurrency revolving credit agreement and a ten million French franc ($1.7 million using the U.S. dollar/French franc exchange rate as of June 30, 1997) multicurrency revolving credit agreement, both cancelable upon notice by the bank or the Company.

     The Company's cash and cash equivalents on hand, together with amounts available under its multicurrency revolving credit agreement, and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

New Pronouncements

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128), which modifies the way in which earnings per share (EPS) is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the interim period ended December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. The Company anticipates this change will have a material impact on the calculation of EPS. If SFAS No. 128 was adopted for the fiscal year ended June 30, 1997, the Company would have reported $1.19 per share for the basic EPS calculation.


































<Page 29>

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

				LeCROY CORPORATION

		INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


								   Page

Report of Independent Auditors.............................         30

Consolidated Balance Sheets as of June 30, 1997 and 1996...         31
Consolidated Statements of Income for the Years Ended
June 30, 1997, 1996 and 1995...............................         33
Consolidated Statements of Stockholders' Equity for the
Years Ended June 30, 1997, 1996 and 1995...................         34
Consolidated Statements of Cash Flows for the Years Ended
June 30, 1997, 1996 and 1995...............................         35

Notes to Consolidated Financial Statements.................         37






































<Page 30>

			REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
 LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



						ERNST & YOUNG LLP


Hackensack, New Jersey
August 5, 1997
















<Page 31>
				LeCROY CORPORATION
			   CONSOLIDATED BALANCE SHEETS
			(in thousands, except share data)

							      June 30,
							  1997        1996
				ASSETS
Current Assets:
   Cash and cash equivalents..........................  $ 19,936     $ 10,315
   Accounts receivable, less allowance of $217 in
   1997 and $38 in 1996, respectively.................    24,157       20,625
   Inventories........................................    18,506       20,104
   Other current assets...............................     1,613        1,278
							  ------       ------
   Total current assets...............................    64,212       52,322
Property and equipment, at cost:
   Land and building..................................     5,889        5,202
   Furniture, machinery and equipment.................    27,460       25,948
							  ------       ------
							  33,349       31,150
   Less: Accumulated depreciation and amortization....   (22,286)     (22,234)
							  ------       ------
							  11,063        8,916
Other assets..........................................       931        1,162
							  ------       ------
							$ 76,206     $ 62,400
							  ======       ======
		LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current debt.......................................  $    -       $  1,026
   Accounts payable...................................     6,787        6,882
   Accrued warranty...................................     1,960        1,579
   Accrued liabilities................................     5,139        3,224
   Accrued employee compensation and benefits.........     5,062        4,066
   Income taxes payable...............................     5,045        3,504
							  ------       ------
      Total current liabilities.......................    23,993       20,281
Long-term debt and capitalized leases.................       -          4,647
Deferred compensation.................................       191          -
Contingencies and commitments
Stockholders' Equity:
   Preferred stock, $.01 par value (Authorized
      2,913,043 shares, none issued and outstanding)...      -            -
   Series B Preferred stock, $.01 par value
      (Authorized 782,609 shares, none issued and
       outstanding)....................................      -            -
   Series C Preferred stock, $.01 par value (Authorized
      1,304,348 shares, none issued and outstanding)...      -            -
   Common stock, $.01 par value (Authorized 45,000,000
      shares; 6,822,773 and 5,877,732 issued and
      6,710,618 and 5,426,606 outstanding in 1997 and
      1996, respectively)..............................       68           59
   Additional paid-in capital..........................   31,805       22,112
   Less: Treasury stock at cost; (112,155 and 451,126
      shares in 1997 and 1996, respectively)...........     (813)      (2,334)
   Foreign currency translation adjustment.............   (1,969)       1,662

<Page 32>

   Retained earnings...................................   22,931       15,973
							  ------       ------
   Total stockholders' equity..........................   52,022       37,472
							  ------       ------
							 $76,206      $62,400
							  ======       ======

The accompanying notes are an integral part of these financial statements.


















































<Page 33>
				LeCROY CORPORATION
			CONSOLIDATED STATEMENTS OF INCOME
		      (in thousands, except per share data)

						     Years Ended June 30,
						  1997        1996      1995
Revenues:
   Digital oscilloscopes and related products    $104,582   $ 86,061   $65,785
   High energy physics products..............       6,993     10,952    12,277
   Service and other.........................       5,552      4,478     4,210
						  -------    -------    ------
      Total..................................     117,127    101,491    82,272
Cost of sales................................      49,829     45,545    37,777
						  -------    -------    ------
   Gross profit..............................      67,298     55,946    44,495
Operating expenses:
   Selling, general and administrative.......      39,115     34,623    27,950
   Research and development..................      14,208     12,639    10,315
   Restructuring costs.......................       3,857        -         -
						  -------     ------    ------
Operating income.............................      10,118      8,684     6,230
Other (income) expenses, net.................        (361)       134     2,212
						  -------     ------    ------
Income before income taxes and
   extraordinary charge......................      10,479      8,550     4,018
Provision for income taxes...................       3,521      2,992     1,408
						  -------     ------    ------
Income before extraordinary charge...........       6,958      5,558     2,610
Extraordinary charge for early retirement
   of debt...................................         -       (1,300)      -
						  -------     ------    ------
Net income...................................    $  6,958   $  4,258   $ 2,610
						  =======     ======    ======

Income per common share:

   Income before extraordinary charge........    $   0.98   $   0.93   $  0.56
   Extraordinary charge......................          -       (0.22)       -
						  -------    -------    ------
   Net Income................................    $   0.98   $   0.71   $  0.56
						  =======    =======    ======
Weighted average number of common shares.....       7,073      5,953     4,683
						  =======    =======    ======

The accompanying notes are an integral part of these financial statements.











<Page 34>
				LeCROY CORPORATION
		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			     (Amounts in thousands)

													 Foreign
			Series B          Series C                        Additional                    Currency
		     Preferred Stock   Preferred Stock    Common Stock     Paid-in   Treasury Stock   Translation  Retained
		     Shares   Amount   Shares   Amount   Shares  Amount    Capital   Shares   Amount  Adjustment   Earnings   Total
Balance at July 1,
  1994...............                                     3,595    $36      $2,501    (37)  $  (373)   $  1,551    $ 9,105  $12,820
 Common shares
   repurchased.......                                                                (585)   (2,760)                         (2,760)
 Conversion of shares                    656     $  7      (656)    (7)
 Sale of shares......  559     $  6                                          2,502                                            2,508
 Sale of common stock
   warrants..........                                                          416                                              416
 Foreign currency
   translation.......                                                                                     1,846               1,846
 Net income..........                                                                                                2,610    2,610
		       ----     ---      ----      ---     -----    ---      -----    ----    ------      -----      -----    -----
Balance at June 30,
  1995...............  559        6      656        7     2,939     29       5,419   (622)   (3,133)      3,397     11,715   17,440
 Public sale of
   common stock......                                     1,500     15      15,297                                           15,312
 Exercise of stock
   rights............  223        2                                            912                                              914
 Conversion of
   preferred stock... (782)      (8)    (656)      (7)    1,439     15
 Stock option and
   stock purchase
   plans.............                                                          484    171       799                           1,283
 Foreign currency
   translation.......                                                                                    (1,735)             (1,735)
 Net income..........                                                                                                4,258    4,258
							  ------   ----     ------   ----     ------     ------     ------    -----
Balance at June 30,
  1996...............                                     5,878     59      22,112   (451)   (2,334)      1,662     15,973   37,472
 Public sale of
   common stock......                                       354      3       7,717                                            7,720
 Conversion of stock
   warrants..........                                       591      6          (6)
 Stock option and
   stock purchase
   plans.............                                                        1,532    339     1,521                           3,053
 Tax benefit from
   exercise of stock
   options...........                                                          450                                              450
 Foreign currency
   translation.......                                                                                    (3,631)             (3,631)
 Net income..........                                                                                                6,958    6,958
							  ------   ----      ------   ----     ------     ------     ------   -----
Balance at June 30,
  1997...............                                     6,823   $ 68    $ 31,805   (112)   $ (813)   $ (1,969)  $ 22,931  $52,022
							  =====    ====     ======    ===      =====     =======    ======   ======

The accompanying notes are an integral part of these financial statements.

<Page 35>
				LeCROY CORPORATION
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (in thousands)

						     Years Ended June 30,
						 1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................  $  6,958    $  4,258    $ 2,610
   Adjustments for noncash items included
      in operating activities:
   Depreciation and amortization.............     3,084       2,221      1,922
   Restructuring provision...................     3,617         -          -
   Deferred income taxes.....................        79         165        799
   Extraordinary charge and other............       -         1,300     (1,192)
   Change in operating asset and liability
      components:
   Accounts receivable.......................    (3,622)     (3,751)    (1,271)
   Inventories...............................      (694)       (510)    (3,430)
   Prepaid expenses and other assets.........      (141)       (409)      (273)
   Accounts payable, accrued warranty and
      accrued liabilities....................       566       1,536      1,799
   Accrued employee compensation and benefits     1,014       1,415       (281)
   Income taxes..............................     1,893       2,050        267
						  -----       -----      -----
Net cash provided by operating activities....    12,754       8,275        950
						 ------       -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment........    (5,135)     (3,720)    (2,854)
   Proceeds from disposal of property and
      equipment..............................        38         -           57
   Due from officers.........................        35         147        608
						 ------      ------      -----
Net cash used in investing activities........    (5,062)     (3,573)    (2,189)
						 ------      ------      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt
      and capitalized leases.................       -         4,600     23,676
   Repayment of debt and capitalized leases..    (5,761)    (16,878)   (19,534)
   Technology license payments...............       -           -       (1,549)
   Sale of common stock......................       -           -        2,508
   Repurchase of common stock................       -           -       (2,760)
   Public sale of common stock...............     7,720      15,312        -
   Proceeds from sale of warrants............       -           -           16
   Proceeds from exercise of stock rights....       -           914        -
   Proceeds from exercise of stock options
      and stock purchases....................     3,053       1,283        -
						 ------      ------     ------
Net cash provided by financing activities....     5,012       5,231      2,357
						 ------      ------     ------
Effect of exchange rates on cash.............    (3,083)     (1,026)        79
						 ------      ------     ------
   Increase in cash and cash equivalents.....     9,621       8,907      1,197
   Cash and cash equivalents at beginning of
      the year...............................    10,315       1,408        211
						 ------      ------     ------


<Page 36>

   Cash and cash equivalents at end of the
      year...................................   $19,936     $10,315    $ 1,408
						 ======      ======      =====
Supplemental Cash Flow Disclosure
   Cash paid during the year for:
      Interest...............................   $   514     $   649    $ 1,336
      Income taxes...........................     1,158         731        418
      Tax benefit of disqualifying
	 dispositions of stock options.......       450          -         -

The accompanying notes are an integral part of these financial statements.














































<Page 37>
				LeCROY CORPORATION
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		 (in thousands, except share and per share data)

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

   Fiscal Year Ending Dates

     The operations of the U.S. company, LeCroy Corporation, have a fiscal year end of the Saturday closest to June 30 (July 1, 1995, June 29, 1996, and June 28, 1997). For each of the fiscal years, the fiscal year represented a 52 week period. The majority of foreign subsidiaries have a June 30 fiscal year end. The consolidated financial statements' year end references are stated as of June 30.

   Cash Equivalents

     Cash equivalents represent highly liquid debt instruments with a maturity of three months or less at the time of purchase. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of short-term deposits in the United States and Europe with major banks with investment levels and debt ratings set to limit exposure with any one institution.

   Concentration of Credit Risks

     The Company manufactures and sells electronic equipment, principally a line of digital oscilloscopes, to research facilities, governmental agencies and the test and measurement industry. Sales are to all regions of the United States as well as to a multitude of foreign countries. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses have been minimal and within management's expectations. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration.




<Page 38>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

   Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. The estimated useful lives are as follows:

	Building............................            20-32 years
	Furniture, machinery and equipment..             3-12 years

   Income Taxes

     Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are payable. These deferred taxes are measured by applying current enacted tax rates. The Company's policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States.

   Foreign Exchange

     The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The adjustment resulting from this translation is included in a separate component of stockholders' equity. Gains (losses) in fiscal 1997, 1996 and 1995 resulting from foreign currency transactions approximated $678, $539 and $(684), respectively, and are included in other (income) expenses, net.

   Warranty

     Estimated future warranty obligations related to products are provided by charges to operations in the period that the related revenue is recognized.

   Research and Development

     Research and development costs are expensed as incurred.

   Per Share Information

     Net income per share is computed based upon the weighted average number of shares of Common Stock and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding rights, options and warrants to purchase Common Stock and the conversion of Preferred Stock are included to the extent dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issuable upon exercise of stock rights, options and warrants granted during the twelve months immediately preceding October 5, 1995, the date of the Company's initial public offering, have been included in the calculation of the shares used in computing net income per share as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method).





<Page 39>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

   Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

   Hedging and Related Financial Instruments

     The Company periodically utilizes foreign currency based borrowings in an effort to hedge foreign exchange risks.

2. Inventories

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

							      June 30,
							 1997         1996
	Raw materials..............................     $ 6,692     $ 7,398
	Work in process............................       3,439       6,539
	Finished goods.............................       8,375       6,167
							  -----       -----
							$18,506     $20,104
							 ======      ======

     The allowance for excess and obsolete inventory, included above, amounted to $4,656 in 1997 and $2,459 in 1996. As part of the HEP restructuring, the Company has reserved $2,103 for inventory writedowns as of June 30, 1997
(see Note 10) which is included in the $4,656 total allowance.

3. Other Assets

     Other assets consist of the following:









<Page 40>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

							June 30,
						     1997        1996
	Deferred financing costs, net........       $172       $  282
	Patents and trademarks, net..........        178          191
	Other................................        581          689
						    ----        -----
						    $931       $1,162
						    ====        =====

     Deferred financing costs are being amortized over the term of the related debt; patents and trademarks are being amortized on the straight-line basis over 10 years.

4. Income Taxes

The components of income (loss) before income taxes and extraordinary charge are as follows:

						  1997       1996       1995
Domestic..................................      $   102    $(1,810)   $  (837)
Foreign...................................       10,377     10,360      4,855
						 ------     ------      -----
     Total ...............................      $10,479    $ 8,550    $ 4,018
						 ======     ======      =====

The provision for income taxes at fiscal June 30, are as follows:

						  1997       1996       1995
Current Foreign...........................       $3,442     $2,827     $  609
Deferred Foreign..........................           79        165        799
						  -----      -----      -----
  Total...................................       $3,521     $2,992     $1,408
						  =====      =====      =====

The reconciliation between U.S. federal statutory rate and the Company's effective tax rate (benefit) is as follows:

						  1997       1996       1995
Tax at U.S. federal statutory rate........        35.0%      35.0%      35.0%

Increase (reductions) to statutory tax rate from:
Change in valuation allowances............        13.4       16.4        0.4
Difference between U.S. and Foreign rate..       (18.1)     (17.2)      (1.6)
Other, net................................         3.3        0.8        1.2
						  ----       ----       ----
Total.....................................        33.6%      35.0%      35.0%
						  ====       ====       ====

<Page 41>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

Significant components (temporary differences and carryforwards) that give rise to the Company's deferred tax assets as of June 30, 1997 and 1996 were as follows:

						       1997         1996
	Deferred tax assets:
HEP Reserve................................          $1,065       $    -
Revenue recognition........................             242           224
U.S. net operating loss carryforwards......             782         1,166
Research and development tax credits.......             155            60
Foreign net operating loss carryforwards...             362           302
State investment tax credit carryforwards..             614           300
Inventory valuation reserves...............             952           587
Vacation pay reserves......................             102            91
Other, net.................................              48           185
						      -----         -----
Total deferred tax assets..................           4,322         2,915
Valuation allowance........................          (4,322)       (2,915)
						      -----         -----
Net deferred tax assets....................          $   -        $    -
						      =====         =====

     Included in current income taxes payable in 1997 and 1996 is $556 and $521, respectively, of current deferred income taxes payable associated with foreign inventory provisions and other foreign tax reserves.

     At June 30, 1997, the Company had a deferred tax asset of $4,322 (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards and other tax credits. Realization of the net deferred tax asset and future reversals of the valuation allowance depend on the Company's ability to generate U.S. future taxable income during the respective carryforward periods. If realized, tax benefits of $1,268 associated with U.S. net operating loss carryforwards and cumulative temporary differences are attributable to employee stock option exercises and the tax benefit will increase additional paid in capital rather than current earnings.

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company would be required to recognize all or a portion of its net deferred tax asset if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits would be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and it has therefore recorded a 100% reserve against the asset at June 30, 1997. Management will continue to assess the realizability of the deferred tax asset at each interim and annual balance sheet date based on actual and forecasted operating results.

     In general it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries.


<Page 42>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

     The cumulative amount of undistributed earnings of consolidated foreign subsidiaries for which federal income taxes have not been provided was $22,658 at June 30, 1997. These earnings which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States or will be remitted substantially free of additional tax. Determining the U.S. income tax liability that might be payable if these earnings were remitted is not practicable.

     At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $4,817 which are available to offset future taxable income for varying periods through fiscal 2012. Foreign tax net operating losses of $846 at June 30, 1997 are available to offset future taxable income for varying periods based on the country of origin.

5. Term Debt

	Term debt at June 30, 1996 consisted of the following:

	Revolving credit agreement.................        $4,600
	Other......................................           957
							    -----
							    5,557
	Less: Current debt.........................           930
							    -----
							   $4,627
							   ======

     In December 1995, the Company finalized an unsecured $15 million multicurrency revolving line of credit agreement with two commercial banks which allows for borrowings in various currencies and provides for interest to be payable quarterly at the highest of the prime rate, the federal funds rate (as defined) plus 1/2 % or the Eurocurrency Interest Rate (as defined). This facility replaced a previous secured agreement. As of June 30, 1996, United States dollar advances were $4,600 at 8.25% interest; the carrying amount approximates fair value based upon market rates. A commitment fee is assessed on the unused line of credit, payable at the end of each calendar quarter, at a rate of 1/4 of 1% per annum. The credit agreement expires on January 31, 1999. The agreement contains covenants that include maintaining specified financial ratios and positive levels of net income and limitations on capital expenditures and lease obligations.

     In October 1995 proceeds received from the Company's initial public offering were used to repay previously outstanding term loans and subordinated debt. An extraordinary non-cash charge of $1.3 million of deferred financing costs was taken resulting from the early extinguishment of this debt. In March 1997 proceeds received from the Company's secondary public offering were used to repay previously outstanding advances under the revolving credit agreement.

     Interest expense, net, included in other expense was $317 in fiscal 1997, $672 in fiscal 1996 and $1,528 in fiscal 1995.

     At June 30, 1997, the Company had short-term unused lines of credit aggregating $5,298 for foreign operations.
<Page 43>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

6. Capital Stock and Option Plans

     On March 31, 1997, the Company completed a secondary public offering of 1,684,500 shares of Common Stock, of which 1,330,808 shares were sold by certain selling shareholders and 353,692 new shares were issued by the Company. Net proceeds to the Company from this issuance amounted to $7.7 million, net of related offering expenses, and were used primarily to repay outstanding advances under its multicurrency revolving credit facility.

     On October 5, 1995, the Company completed an initial public offering of 1,500,000 shares of Common Stock for the net proceeds of $15.3 million, at which time 782,609 shares of Series B Preferred Stock and 655,774 shares of Series C Preferred Stock were converted to Common Stock at the rate of one share for one share.

     On March 28, 1995, in conjunction with the issuance of $4.5 million of subordinated debentures, the Company sold warrants, at $.023 per warrant, to purchase 695,652 shares of Common Stock, which were reserved for future issuance, at an exercise price of $4.49 per share. Concurrent with the secondary public offering in March 1997, these warrants were converted into 591,349 shares of Common Stock based on the exercise price and the fair market value determined by reference to the average closing price for the five trading days preceding the date of exercise. For accounting purposes, the deemed value of the warrants at issuance was treated as additional financing costs and was being amortized to interest expense over the outstanding period of the subordinated debentures. As a result of repayments of the subordinated debentures from the proceeds of the initial public offering, these costs were written off as part of the extraordinary charge to earnings in the second quarter of fiscal 1996.

     In July 1995, the Board of Directors amended and restated the Incentive Stock Option Plan of 1993. Under the Amended and Restated 1993 Stock Incentive Plan, 1,521,739 shares of Common Stock can be issued through the exercise of Incentive Stock Options, increasing 5% annually each July 1 during the term of the Plan. At July 1, 1997, a maximum of 2,128,600 shares were reserved for issuance. These options allow full-time employees, including officers, to purchase shares of Common Stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. This limitation does not apply to nonqualified stock options or restricted stock awards that may be granted under the amended 1993 Plan. The vesting period and expiration of each grant will be determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period and the life of the option is ten years from the date of grant.

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




<Page 44>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		   (in thousands, except share and per share data)

     Transactions for incentive and "non-qualified" stock options for the Amended and Restated 1993 Stock Incentive Plan for fiscal year 1997, 1996 and 1995 are as follows:

								     Weighted
						       Exercise       Average
					Number of       Price        Exercise
					  Shares      Per Share       Price
Outstanding at July 1, 1994.....         479,659    $ 6.33 - $10.47   $ 6.71
Granted.........................         576,956      6.33 -   8.05     6.41
Cancelled.......................          (5,337)              6.33     6.33
				       ---------     --------------    -----
Outstanding at June 30, 1995....       1,051,278      6.33 -  10.47     6.55
Granted.........................         327,706      9.20 -  19.63    15.17
Exercised.......................        (128,570)     6.33 -  10.47     6.62
Cancelled.......................          (2,132)              6.33     6.33
				       ---------     --------------    -----
Outstanding at June 30, 1996....       1,248,282      6.33 -  19.63     8.80
Granted.........................         464,000     22.25 -  32.25    26.71
Exercised.......................        (291,638)     6.33 -  22.25     7.71
Cancelled.......................         (44,340)     6.33 -  22.25    10.53
				       ---------     --------------    -----
Outstanding at June 30, 1997....       1,376,304    $ 6.33 - $32.25   $15.01
				       =========     ==============    =====

			   Options Outstanding        Options Exercisable
			     at June 30, 1997          at June 30, 1997
				Weighted   Weighted                Weighted
				Average    Average                 Average
		     Number of  Exercise  Contractual  Number of   Exercise
	 Range        Shares     Price    Life(years)   Shares      Price
$ 6.33 - $12.00       692,054   $  6.78       7.05      434,565    $  6.77
$12.01 - $24.00       429,250     19.16       8.82       57,563      16.49
$24.01 - $32.25       255,000     30.37       9.61          -           -
		      -------     -----                 -------      -----
   Total            1,376,304     15.01                 492,128       7.90
		    =========     =====                 =======      =====

     Of the total options outstanding under the 1993 Plan, 492,128, 359,332 and 216,647 were exercisable at June 30, 1997, 1996 and 1995, respectively. Stock options available for grant were zero, 144,887 and 382,203 at June 30, 1997, 1996 and 1995, respectively.

     In July 1995, the Board of Directors and stockholders approved the 1995 Non-Employee Director Stock Option Plan. Under the Non-Employee Director Option Plan, 217,391 shares of Common Stock can be issued during the term of the Plan. These options allow non-employee directors to purchase shares of Common Stock at prices equal to fair market value at the date of grant. As of June 30, 1997,

<Page 45>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

no shares had been issued upon exercise of options granted under the Director Option Plan, options for 25,364 shares were outstanding at an exercise price of $9.20 per share and options to purchase 192,027 shares were available for future grant under the Plan.

     At June 30, 1997, the Company has reserved 2,034,734 shares of Common Stock for the exercise of options.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively: weighted-average risk-free interest rates of 6.5% for both years; no dividends; volatility factors of the expected market price of the Company's common stock of 0.286 for both years and a weighted-average expected life of the options of 5.3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1997 and 1996 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 1997 and 1996 were 9.22 and 6.04, respectively. The Company's pro forma information follows:

						   1997              1996
Pro forma net income......................       $5,806            $4,007
Pro forma earnings per common share and
   common share equivalents...............        $0.84             $0.71

     The pro forma disclosures presented above for fiscal year 1996 reflect compensation expense only for options granted in fiscal year 1996 and for fiscal year 1997 only for options granted in fiscal years 1996 and 1997. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

 7. Employee Benefit Plans

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. Effective October 1, 1996, the Company matches up to 50% of employee contributions up to a maximum employer contribution of 2.5% of the employee's total compensation. For the year ended June 30, 1997, the Company has expended $261 in contributions to the plan.

<Page 46>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

     The Company's subsidiary in Switzerland maintains a defined contribution plan which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions amounting to $795 in 1997, $737 in 1996 and $549 in 1995 were charged to expense in each respective period.

     In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock, through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase Stock will terminate on July 7, 2005. To date, 89,957 shares have been issued under the Employee Stock Purchase Plan and 344,826 shares were available for future issuance.

     The Company maintains a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which has been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS").

     Annually, the Board of Directors determines the contribution, if any, to the Employee Stock Ownership Trust ("ESOT") which trust has been established under the Plan for the purpose of administering and investing the funds contributed by the Company. Annual contributions to the ESOP are not to exceed 15% of the aggregate gross payroll of all participants. Payment of benefits may be satisfied by the Company's stock, cash or a combination thereof. For the year ended June 30, 1995, the Company contributed approximately $450 to the ESOP. For the years ended June 30, 1997 and 1996, respectively, the Company did not contribute to the ESOP. Under the terms of the plan, the Company is required under certain conditions to fund the repurchase of shares by the ESOP.

     For the year ended June 30, 1996, in lieu of a contribution to the ESOP, the Company distributed $450 to all eligible Chestnut Ridge employees through direct cash payments.


8. Segment Information and Geographic Areas

     The Company operates in a single industry segment and is engaged in the design, development, manufacture and sale of high-performance signal analyzers.

     The Company's operations by geographic area for the years ended June 30, 1997, 1996 and 1995 are presented below:








<Page 47>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

					    Revenue
					      from         Area
		     Total    Interarea   Unaffiliated   Operating  Identifiable
		    Revenue    Revenu       Customers      Income       Assets
1997
United States...    $ 65,594   $(14,943)     $ 50,651     $  (513)     $38,477
Europe..........      78,058    (35,327)       42,731      11,601       30,576
Other foreign...      23,745        -          23,745         748        7,153
Interarea
Eliminations....     (50,270)    50,270           -           -           -
		     --------   -------       -------      ------       ------
		    $117,127   $    -        $117,127     $11,836      $76,206
		     =======    =======       =======      ======       ======
1996
United States...    $ 48,035   $ (5,834)     $ 42,201     $   (22)     $28,631
Europe..........      74,216    (31,937)       42,279      10,198       30,357
Other foreign...      17,011        -          17,011         (65)       3,412
Interarea
Eliminations....     (37,771)    37,771           -           -            -
		     -------     ------        ------      -------      ------
		    $101,491   $    -        $101,491     $10,111      $62,400
		     =======    =======       =======      ======       ======
1995
United States....   $ 44,226   $ (8,466)     $ 35,760     $   290      $26,529
Europe...........     61,449    (28,109)       33,340       6,707       19,003
Other foreign....     13,172        -          13,172         226        4,304
Interarea
Eliminations.....    (36,575)    36,575           -           -            -
		     -------     ------        ------       -----       ------
		    $ 82,272   $    -        $ 82,272     $ 7,223      $49,836
		     =======     ======       =======      ======       ======

      Unallocated corporate expenses amounting to $1,718, $1,427 and $993 in 1997, 1996 and 1995, respectively, are excluded from area operating income.

      Other foreign revenues consist principally of sales from Japan and Asia.

9. Commitments and Contingencies

     Leases

     The Company has operating leases from continuing operations covering plant, certain office facilities, and equipment which expire at various dates through 2005. Future minimum annual lease payments required during the years ending in fiscal 1998 through 2002 and 2003 and beyond under noncancelable operating leases having an original term of more than one year are $1,775, $1,539, $1,378, $1,282, $1,031 and $2,554, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 1997, 1996 and 1995 approximated $2,749, $2,844 and $2,559, respectively.

     The Company has a 2,000 Swiss franc credit agreement which serves as security for the lease on the Geneva facility.

<Page 48>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

Technology Dispute Settlement

     In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these claims in fiscal 1994 was an intellectual property claim in the form of a lawsuit which alleged patent infringement with respect to some of the Company's oscilloscope products. In February, 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The result was a settlement and a license agreement requiring an initial payment by the Company of $1,549 on July 5, 1994, in addition to $524 of related legal costs. Minimum annual future royalty payments are $350 for ten years with potential for higher additional amounts annually. These additional amounts are contingent on future product sales as described in the settlement agreement and cannot exceed an aggregate of $3,500. Royalty expense, which approximated $1,329 in 1997, $963 in 1996 and $781 in 1995, are included in cost of sales.

10. HEP Restructuring

     In January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. In connection with the plan, the Company has taken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan is expected to be completed by the end of December 1997 and resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes), of which $0.6 million relates to severance ($0.3 million of the severance has been paid through June 30, 1997).




























<Page 49>
				LeCROY CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
		    (in thousands, except share and per share data)

11. Quarterly Results of Operations (Unaudited)

     Summarized unaudited quarterly operating results for fiscal year 1997 and 1996 are as follows:

							    Quarters Ended
					Fiscal Year 1996                      Fiscal Year 1997
			      Sept. 30, Dec. 31, Mar. 31, June 30,  Sept. 30, Dec. 31, Mar. 31, June 30,
				 1995     1995     1996     1996      1996      1996     1997     1997
					       (in thousands, except for per share data)
Revenues
  Digital oscilloscopes and
    related products..........  $18,392  $21,553  $22,436  $23,680   $23,397  $25,619  $26,492  $29,074
  High energy physics products    2,819    2,237    2,972    2,924     1,836    1,761    1,802    1,594
  Service and other...........    1,189    1,023    1,132    1,134     1,164    1,382    1,601    1,405
				 ------   ------   ------   ------    ------   ------   ------   ------
     Total....................   22,400   24,813   26,540   27,738    26,397   28,762   29,895   32,073
  Cost of sales...............   10,283   11,156   11,797   12,309    11,520   12,438   12,503   13,368
				 ------   ------   ------   ------    ------   ------   ------   ------
     Gross profit.............   12,117   13,657   14,743   15,429    14,877   16,324   17,392   18,705
  Selling, general and
    administrative expenses...    7,685    8,321    9,211    9,406     9,132    9,373   10,156   10,454
  Research and development
    expenses..................    3,129    3,187    3,155    3,168     3,516    3,763    3,331    3,598
  Restructuring charges.......      -        -        -        -         -        -      3,857      -
				 ------   ------   ------   ------    ------   ------   ------   ------
     Operating income.........    1,303    2,149    2,377    2,855     2,229    3,188       48    4,653
  Other (income) expense, net.      307      132       47     (352)     (154)    (149)      25      (83)
				 ------   ------   ------   ------    ------   ------   ------   ------
  Income before taxes and
    extraordinary charge......      996    2,017    2,330    3,207     2,383    3,337       23    4,736
  Provision  for income taxes.      349      706      815    1.122       830    1,168        8    1.515
				 ------   ------   ------   ------    ------   ------   ------   ------
  Income before extraordinary
    charge....................      647    1,311    1,515    2,085     1,553    2,169       15    3,221
  Extraordinary charge for
    early retirement of debt..      -      1,300      -        -         -        -         -       -
				 ------   ------   ------   ------    ------   ------   ------   ------
  Net income..................  $   647  $    11  $ 1,515  $ 2,085   $ 1,553  $ 2,169  $    15  $ 3,221
				 ======   ======   ======   ======    ======   ======   ======   ======
  Income per share before
    extraordinary charge......  $   .14  $   .21  $   .24  $   .32   $   .23  $   .31  $   .00  $   .44
  Extraordinary charge........              (.21)
				 ------   ------   ------   ------    ------   ------   ------   ------
  Net income per share........  $   .14  $   .00  $   .24  $   .32   $   .23  $   .31  $   .00  $   .44
				 ======   ======   ======   ======    ======   ======   ======   ======
  Weighted average common
    shares outstanding........    4,632    6,212    6,439    6,544     6,740    6,999    7,090    7,399




<Page 50>

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None

					PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders, which is scheduled to be held October 29, 1997; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders which is scheduled to be held on October 29, 1997; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders which is scheduled to be held on October 29, 1997; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders which is scheduled to be held on October 29, 1997; said information is incorporated herein by reference.




















<Page 51>

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

3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33- 95620, and is incorporated herein by reference.

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



<Page 52>

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




<Page 53>

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

10.20 OEM Purchase and Technology License Agreement, between the Registrant and Guzik Technical Enterprses, Inc., dated February 19, 1997 filed as
      Exhibit 10.20 to Form S-3 Registration Statement No. 333-22117, and is incorporated herein by reference.

21    Subsidiaries of the Registrant

23.1  Consent of Ernst & Young LLP , Independent Auditors

27    Financial Data Schedule for the fiscal year ended June 30, 1997.

(b)   Reports on Form 8-K

      None.






























<Page 54>

				   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			       LECROY CORPORATION

August 5, 1997                 By    /S/ JOHN C. MAAG
					 John C. Maag
		  Vice President-Finance, Chief Financial Officer,
				Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date

/S/ WALTER O. LECROY    Chairman of the Board and Director      August 5, 1997
    Walter O. LeCroy

/S/ LUTZ P. HENCKELS    President, Chief Executive Officer      August 5, 1997
    Lutz P. Henckels               and Director
			  (Principal Executive Officer)

/S/ JOHN C. MAAG          Vice President-Finance, Chief         August 5, 1997
    John C. Maag          Financial Officer, Secretary
				  and Treasurer
			  (Principal Accounting Officer)

/S/ ROBERT E. ANDERSON              Director                    August 5, 1997
    Robert E. Anderson

/S/ DOUGLAS A. KINGSLEY             Director                    August 5, 1997
    Douglas A. Kingsley

/S/ WILLIAM G. SCHEERER             Director                    August 5, 1997
    William G. Scheerer


















<Page 55>
								 Schedule II

				LeCROY CORPORATION
			Valuation and Qualifying Accounts
		    Years Ended June 30, 1995, 1996 and 1997
				  (in thousands)

			      Balance at    Additions     (1)(2)     Balance at
			      beginning     charged to   Deductions    end of
Description                   of period     operations     Other      period(3)
Against trade receivables-
Year ended June 30, 1995
   Allowance for doubtful
   accounts................     $   30      $   32       $  (18)       $   44
Year ended June 30, 1996
   Allowance for doubtful
   accounts................         44           2           (8)           38
Year ended June 30, 1997
   Allowance for doubtful
   accounts................         38         237          (58)          217

Against inventories-
Year ended June 30, 1995
   Allowance for excess and
   obsolete................      1,624         595           72         2,291
Year ended June 30, 1996
   Allowance for excess and
   obsolete................      2,291         375         (207)        2,459
Year ended June 30, 1997
   Allowance for excess and
   obsolete................      2,459       2,885         (688)        4,656

Against deferred tax assets-
Year ended June 30, 1995
   Valuation allowance.....      1,360         157           -          1,517
Year ended June 30, 1996
   Valuation allowance.....      1,517       1,398           -          2,915
Year ended June 30, 1997
   Valuation allowance.....      2,915       1,407           -          4,322
____________
(1)   Accounts written-off.
(2)   Merchandise disposals and/or impact of foreign currency.
(3)   Acounts receivable and inventory reserves include $111 and $2,103 of
      HEP restructuring reserves, respectively, as of June 30, 1997.














