Form 10-Q
period 1997-03-31
LECROY CORP
filed 1997-11-04
CIK 943580

<Page 1>

				  UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

				   FORM 10-Q

	     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934
		 For the Quarterly Period Ended September 30, 1997

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


			YES        X                 NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		CLASS                         OUTSTANDING AT OCTOBER 9, 1997
  Common stock, par value $.01 share                    6,854,003











<Page 2>

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































<Page 3>
				  LeCROY CORPORATION
			CONDENSED CONSOLIDATED BALANCE SHEETS

						   September 30,     June 30,
 In thousands                                           1997           1997
						    (Unaudited)
			  ASSETS
Current assets:
   Cash and cash equivalents........................   $22,335       $19,936
   Accounts receivable..............................    25,959        24,157
   Inventories:
	Raw materials...............................     7,325         6,692
	Work in process.............................     3,842         3,439
	Finished goods..............................     7,311         8,375
							------        ------
   Total inventories................................    18,478        18,506
   Other current assets.............................     1,687         1,613
							------        ------
	Total current assets........................    68,459        64,212
Property and equipment, at cost:
   Land and buildings...............................     6,159         5,889
   Furniture, machinery and equipment...............    27,523        27,460
							------        ------
	Total property, plant and equipment.........    33,682        33,349
   Less: Accumulated depreciation and amortization..   (22,356)      (22,286)
							------        ------
	Property, plant and equipment, net..........    11,326        11,063
Other assets........................................       930           931
							------        ------
TOTAL ASSETS........................................   $80,715       $76,206
							======        ======
	  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current debt.....................................   $ 1,175       $   -
   Accounts payable.................................     7,822         6,787
   Accrued warranty.................................     1,971         1,960
   Accrued liabilities..............................     4,496         5,139
   Accrued employee compensation and benefits.......     4,871         5,062
   Income taxes payable.............................     4,869         5,045
							------        ------
	Total current liabilities...................    25,204        23,993
Deferred compensation...............................       226           191

STOCKHOLDERS' EQUITY:
   Common stock......................................       69            68
   Additional paid-in capital........................   32,289        31,805
   Treasury stock at cost............................      -            (813)
   Foreign currency translation adjustment...........   (2,349)       (1,969)
   Retained earnings.................................   25,276        22,931
							------        ------
       Total stockholders' equity....................   55,285        52,022
							------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........  $80,715       $76,206
							======        ======

See accompanying notes to condensed consolidated financial statements.

<Page 4>

				LeCROY CORPORATION
		   CONDENSED CONSOLIDATED STATEMENT OF INCOME
				   (UNAUDITED)

						     Three months ended
							September 30,
In thousands, except per share data                   1997         1996
Revenues:
   Digital oscilloscopes and related products...     $27,985      $23,397
   High energy physics products.................       1,024        1,836
   Service and other............................       1,558        1,164
						      ------       ------
       Total revenues...........................      30,567       26,397
Cost of sales...................................      13,092       11,520
						      ------       ------
   Gross profit.................................      17,475       14,877
Operating expenses:
   Selling, general and administrative..........      10,096        9,132
   Research and development.....................       3,918        3,516
						      ------       ------
	Total operating expenses................      14,014       12,648

Operating income................................       3,461        2,229
Other (income) expenses, net....................         111         (154)
						      ------       ------
Income before income taxes......................       3,350        2,383
Provision for income taxes......................       1,005          830
						      ------       ------
Net income......................................     $ 2,345      $ 1,553
						      ======       ======

Net income per common share.....................     $  0.31      $  0.23
						      ======       ======

Weighted average number of common shares and
   common equivalent shares.....................       7,555        6,740
						      ======       ======

See accompanying notes to condensed consolidated financial statements.
















<Page 5>

				LeCROY CORPORATION
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (UNAUDITED)

							 Three Months Ended
							    September 30,
In thousands                                             1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................... $ 2,345     $ 1,553
   Adjustments for noncash items included in
   operating activities:
   Depreciation and amortization.......................     874         691
   Other...............................................     _            (8)
   Change in operating asset and liability components:
   Accounts receivable.................................  (2,346)     (2,263)
   Inventories.........................................     (82)       (946)
   Prepaid expenses and other assets...................     (76)     (1,812)
   Accounts payable and accrued liabilities............     825       2,124
   Accrued employee compensation and benefits..........    (140)        (55)
   Income taxes........................................    (130)        729
							 ------      ------
Net cash provided by operating activities..............   1,270          13
							 ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..................  (1,165)     (1,139)
   Due from officers...................................     -            43
   Proceeds from the disposal of property and equipment     -            10
							 ------      ------
Net cash used in investing activities..................  (1,165)     (1,086)
							 ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term debt.......................   1,175         -
   Proceeds from issuance of long-term debt and
   capitalized leases..................................     -         3,310
   Repayment of debt and capitalized leases............     -           (58)
   Proceeds from exercise of stock options.............   1,298         334
							 ------      ------
Net cash provided by financing activities..............   2,473       3,586
							 ------      ------
Effect of exchange rates on cash.......................    (179)          7
							 ------      ------
   Increase in cash and cash equivalents...............   2,399       2,520
   Cash and cash equivalents at beginning of the period  19,936      10,315
							 ------      ------
   Cash and cash equivalents at end of the period...... $22,335     $12,835
							 ======      ======

See accompanying notes to condensed consolidated financial statements.







<Page 6>
				LeCROY CORPORATION

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				   (Unaudited)

Basis of Presentation

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Corporation's most recent Form 10-K and Annual Report as of June 30, 1997.

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





















<Page 7>

				LeCROY CORPORATION

		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenues increased to $30.6 million in the three months ended September 30, 1997 from $26.4 million in the first quarter of fiscal 1997, or 16%, and represented record first quarter revenues for the Company. Revenues increased primarily as a result of an increase in average selling prices of higher margin digital oscilloscopes and related products. This increase in revenues was offset in part by approximately $1.3 million due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Revenues from digital oscilloscopes and related products increased 20% to $28.0 million in the three months ended September 30, 1997 from $23.4 million in the same period of the prior fiscal year. This increase in revenues was primarily attributable to an increase in sales of the higher-end products in the Company's LC series of digital oscilloscopes. Geographically, the increase in revenues in the United States and the rest of the world other than Europe (principally Japan) was partially offset by a 17% decline in revenues in Europe.

     Revenues from sales of HEP products declined 44% to $1.0 million in the three months ended September 30, 1997 from $1.8 million in the comparable prior year period. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 3% of total revenues for the three months ended September 30, 1997 and are likely to continue to represent a declining portion of its total revenues in the future. As a result of this continued revenue decline, in January 1997 the Company adopted a strategic business plan and has undertaken a series of reorganization actions that are expected to be completed by December 1997.

     Gross profit in the three months ended September 30, 1997 was 57.2% of revenues compared to 56.4% in the first quarter of fiscal 1997. This growth was due primarily to increased revenues from higher sales volume of higher margin LC series digital oscilloscopes and license fees for digital oscilloscope solutions. The increase in gross profit was hampered by $0.5 million due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Selling, general and administrative expenses increased 11% to $10.1 million in the three months ended September 30, 1997 from $9.1 million in the first quarter of fiscal 1997. As a percentage of total revenues, selling, general and administrative expenses declined to 33.0% in the three months ended September 30, 1997 compared to 34.6% in the same period of the prior fiscal year. These expenses increased in dollars as the Company incurred additional sales commissions due to higher sales volume and the expansion of management and support staff.


<Page 8>

     Research and development expenses increased 11% to $3.9 million in the three months ended September 30, 1997 from $3.5 million in the comparable prior year period. The higher dollar level of research and development expenses reflects an increase in connection with introductions of new digital oscilloscopes and related products and continued development of a LAN monitor. As a percentage of total revenues, research and development expenses were 12.8% in the first quarter of fiscal 1998 compared to 13.3% in the same period of fiscal 1997.

     Operating income increased 55% to $3.5 million for the three months ended September 30, 1997 from $2.2 million in the same period of the prior fiscal year. As a percentage of total revenues, operating income was 11.3% for the three months ended September 30, 1997 as compared to 8.4% in the prior year period. The increase in operating income was due primarily to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

     Net interest income and financing charges, included in other (income) expenses, was $154,000 in the three month period ended September 30, 1997 compared to interest expense of $138,000 in the same prior year period. The improvement in the current year is due primarily to reduced levels of debt paid down from funds received in the third quarter of fiscal 1997 from the Company's public offering coupled with favorable operating cash flow. Operating results in the three month periods ended September 30, 1997 included currency exchange losses of approximately $265,000 compared to gains of approximately $292,000 in the comparable prior year period.

     The Company's effective income tax rate for the three months ended September 30, 1997 is 30.0%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. This agreement is in effect through the fiscal year ended June 30, 2000.

     Net income increased to $2,345,000 for the first three months ended September 30, 1997 compared to $1,553,000 for the first quarter a year ago. Net income for the three months ended September 30, 1997 as a percentage of total revenues was 7.7% compared to 5.9% in the prior year. The improvement in fiscal 1998 was due primarily to increased revenues, improved gross margins and lower interest costs.

Liquidity and Capital Resources

     The financial condition of LeCroy is sound as working capital, including $22.3 million in cash, increased to $43.3 million at September 30, 1997 compared to $40.2 million, at June 30, 1997. The working capital ratio is currently 2.7 to 1.

     Cash flows generated from operating activities for the first quarter of fiscal 1998 improved in comparison with the prior year due to improved operating earnings.

     The Company's cash on hand, together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.



<Page 9>

New Pronouncements

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128), which modifies the way in which earnings per share (EPS) is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the interim period ended December 31, 1997, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. The Company anticipates this change will have a material impact on the calculation of EPS. If SFAS No. 128 was adopted for the quarter ended September 30, 1997, the Company would have reported $.35 per share for the basic EPS calculation.















































<Page 10>

				LeCROY CORPORATION


			     PART I. OTHER INFORMATION

Item 6.(a)         Exhibits

Exhibit 27         Financial Data Schedule.


			     PART II. OTHER INFORMATION

Item 6.(b)         Reports on Form 8-K

		   No current reports on Form 8-K were filed during the quarter ended September 30, 1997.



				   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					    LECROY CORPORATION

Date: November 4, 1997                      By:   /S/ JOHN C. MAAG
						      John C. Maag
						      Vice President-Finance,
						      Chief Financial Officer,
						      Secretary and Treasurer