Form 10-Q
period 1997-12-31
LECROY CORP
filed 1998-02-09
CIK 943580

<Page 1>


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1997

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

            700 CHESTNUT RIDGE ROAD, CHESTNUT RIDGE, NEW YORK 10977
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


                       YES        X                 NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                         OUTSTANDING AT JANUARY 24, 1997
  Common stock, par value $.01 share                    7,410,670










<Page 2>

                                LeCROY CORPORATION

                                      INDEX


                                                                      Page
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheet.................    3
               Condensed Consolidated Statement of Income...........    4
               Condensed Consolidated Statement of Cash Flows.......    5
               Notes to Condensed Consolidated Financial Statements.    6-7
Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    8-9

PART I         OTHER INFORMATION....................................    10

PART II        OTHER INFORMATION....................................    10

               Signatures...........................................    10




































<Page 3>
                                LeCROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                     December 31,     June 30,
In thousands                                             1997           1997
                        ASSETS
Current assets:
   Cash and cash equivalents........................    $ 22,602      $ 19,884
   Accounts receivable..............................      29,536        25,661
   Inventories:
        Raw materials...............................       9,520         6,999
        Work in process.............................       3,987         4,083
        Finished goods..............................       7,953         8,375
                                                          ------        ------
   Total inventories................................      21,460        19,457
   Other current assets.............................       1,986         1,774
                                                          ------        ------
        Total current assets........................      75,584        66,776
Property and equipment, at cost:
   Land and buildings...............................       6,477         5,894
   Furniture, machinery and equipment...............      30,090        29,113
                                                          ------        ------
        Total property, plant and equipment.........      36,567        35,007
   Less: Accumulated depreciation and amortization..     (24,272)      (23,419)
                                                          ------        ------
        Property, plant and equipment, net..........      12,295        11,588
Other assets........................................         907         1,025
                                                          ------        ------
TOTAL ASSETS........................................     $88,786       $79,389
                                                          ======        ======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current debt.....................................     $   862       $    84
   Accounts payable.................................       8,874         7,022
   Accrued warranty.................................       1,979         1,965
   Accrued liabilities..............................       6,892         5,377
   Accrued employee compensation and benefits.......       5,538         5,259
   Income taxes payable.............................       4,211         5,058
                                                          ------        ------
        Total current liabilities...................      28,356        24,765
Long-term debt and capitalized leases...............          31            76
Deferred income taxes...............................          53            33
Deferred compensation...............................         240           191
STOCKHOLDERS' EQUITY:
   Common stock.....................................          74            73
   Additional paid-in capital.......................      36,527        33,642
   Treasury stock at cost...........................         -            (813)
   Foreign currency translation adjustment..........      (2,553)       (1,969)
   Retained earnings................................      26,058        23,391
                                                          ------        ------
        Total stockholders' equity..................      60,106        54,324
                                                          ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........     $88,786       $79,389
                                                          ======        ======

See accompanying notes to condensed consolidated financial statements.
<Page 4>

                                LeCROY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                        Three months ended    Six months ended
                                           December 31,          December 31,
In thousands, except per share data       1997      1996       1997     1996
Revenues:
   Digital oscilloscopes and
      related products................  $27,292   $25,619     $55,277  $49,016
   LAN/WAN test instruments...........    4,948     2,847       6,197    4,570
   High energy physics products.......    1,761     1,761       2,785    3,597
   Service and other..................    1,751     1,587       3,464    2,857
                                         ------    ------      ------   ------
      Total...........................   35,752    31,814      67,723   60,040
Cost of sales.........................   15,377    13,783      28,836   26,080
                                         ------    ------      ------   ------
   Gross profit.......................   20,375    18,031      38,887   33,960
Operating expenses:
   Selling, general and
      administrative..................   11,289    10,122      21,980   19,873
   Research and development...........    4,624     4,131       8,847    7,910
   Nonrecurring charges...............    4,188       -         4,188      -
                                         ------    ------      ------   ------
      Total...........................   20,101    14,253      35,015   27,783

Operating income......................      274     3,778       3,872    6,177
Other (income) expenses, net..........       13      (150)        120     (296)
                                         ------    ------      ------   ------
Income before income taxes............      261     3,928       3,752    6,473
Provision for income taxes............       78     1,348       1,085    2,179
                                         ------    ------      ------   ------
Net income............................  $   183   $ 2,580     $ 2,667  $ 4,294
                                         ======    ======      ======   ======

Income per common and common equivalent share:

   Basic..............................  $  0.02   $  0.43     $  0.37  $  0.72
                                         ======    ======      ======   ======
   Diluted............................  $  0.02   $  0.35     $  0.33  $  0.58
                                         ======    ======      ======   ======
Weighted average number of common shares and
common equivalent shares:

   Basic..............................    7,348     6,019       7,297    5,961
                                         ======    ======      ======   ======
   Diluted............................    8,070     7,466       8,059    7,365
                                         ======    ======      ======   ======

See accompanying notes to condensed consolidated financial statements.





<Page 5>
                                LeCROY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              December 31,
In thousands                                               1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................   $ 2,667     $ 4,294
   Adjustments for noncash items included in
   operating activities:
   Depreciation and amortization.......................     1,819       1,518
   Deferred income taxes...............................       (72)        -
   Purchased incomplete technology.....................     1,600         -
   Non-recurring merger costs..........................     2,588         -
   Extraordinary charge and other......................       -            (6)
   Change in operating asset and liability components:
   Accounts receivable.................................    (4,693)     (6,186)
   Inventories.........................................    (2,300)     (3,631)
   Prepaid expenses and other assets...................      (345)     (1,027)
   Accounts payable and accrued liabilities............     2,325       1,685
   Accrued employee compensation and benefits..........       370         (99)
   Income taxes........................................      (794)      1,883
                                                           ------      ------
Net cash provided by (used in) operating activities....     3,165      (1,569)
                                                           ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..................    (2,526)     (2,205)
   Business acquisition, net of acquired cash..........      (395)        -
   Due from officers...................................       -            35
   Proceeds from the disposal of property and equipment        37           8
                                                           ------      ------
Net cash used in investing activities..................    (2,884)     (2,162)
                                                           ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short term debt.......................       843       2,328
   Repayment of debt and capitalized leases............       (44)       (129)
   Proceeds from exercise of stock options and stock
   purchases...........................................     2,293       1,671
                                                           ------      ------
Net cash provided by financing activities..............     3,092       3,870
                                                           ------      ------
Effect of exchange rates on cash.......................      (655)     (1,046)
                                                           ------      ------
   Increase (decrease) in cash and cash equivalents....     2,718        (907)
   Cash and cash equivalents at beginning of the year..    19,884      10,364
                                                           ------      ------
   Cash and cash equivalents at end of the period......   $22,602     $ 9,457
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from LeCroy audited financial statements and Digitech unaudited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Corporation's most recent Form 10-K and Annual Report as of June 30, 1997.

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

Acquisitions

Pooling of Interests

     In the second quarter of fiscal 1998 LeCroy acquired all of the common stock of Digitech Industries Inc. in exchange for 454,148 shares of the Company's common stock. Digitech Industries Inc., located in Danbury, Connecticut, is involved in the design and development of a wide variety of test equipment for the data communication and telecommunication industries. Transaction costs and one time charges resulting from the merger of $2.6 million ($1.8 million net of tax) or $(0.23) per share, net of tax, include provision for environmental cleanup, expenses for investment banker and professioinal fees, and assets associated with duplicate product lines.

     The acquisition referred to above has been accounted for by the pooling-of-interests method and, accordingly, the accompanying financial statements have been restated retroactively to include the financial position and results of operations of Digitech. The accompanying table entitled Restatement of Prior Years' Results to Account for Current-Year Business Combinations reports the prior years' contribution of current-year acquisitions.

<Page 7>
                                LeCROY CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Restatement of Prior Years' Results to Account for Current-Year Business Combination

The following table reflects the results of current-year acquisitions accounted for by the pooling-of-interests method.

                                      Three months ended     Six months ended
                                          December 31,          December 31,
In thousands, except per share data     1997       1996       1997       1996
Revenues:
   LeCroy Corporation..............   $30,725    $28,762    $61,292    $55,159
   Digitech Industries.............     5,027      3,052      6,431      4,881
                                       ------     ------     ------     ------
      Combined.....................    35,752     31,814     67,723     60,040
                                       ======     ======     ======     ======
Net Income (Loss):
   LeCroy Corporation..............   $   321    $ 2,169    $ 2,666    $ 3,722
   Digitech Industries.............      (138)       411          1        572
                                       ------     ------     ------     ------
      Combined.....................       183      2,580      2,667      4,294
                                       ======     ======     ======     ======
Earnings Per Share:
Basic:
   LeCroy Corporation..............   $  0.04    $  0.36    $  0.37    $  0.62
   Digitech Industries.............     (0.02)      0.07       0.00       0.10
                                       ------     ------     ------     ------
      Combined.....................      0.02       0.43       0.37       0.72
                                       ======     ======     ======     ======
Diluted:
   LeCroy Corporation..............   $  0.04    $  0.29    $  0.33    $  0.50
   Digitech Industries.............     (0.02)      0.06       0.00       0.08
                                       ------     ------     ------     ------
      Combined.....................      0.02       0.35       0.33       0.58
                                       ======     ======     ======     ======

Purchase

     On October 20, 1997 the Company acquired all of the outstanding shares of Preamble, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411,000 was cash and 35,181 shares of the Company's common stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $1.6 million or $(0.14) per share net of tax. The purchased incomplete technology that had not reached technological feasability and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220,000 is being amortized over five years.




<Page 8>
                                LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Consolidated revenues for the current quarter and six months ended December 31, 1997 increased approximately 12% and 13%, respectively, from the comparable prior year periods, primarily as a result of an increase in average selling prices of higher margin digital oscilloscopes and an increase in sales of LAN/WAN test instruments. Consolidated revenues were $35.8 million for the second quarter, and represented record second quarter revenues for the Company. Year-to-date revenues were $67.7 million, also representing record mid-year revenues for the Company. This increase in revenues was hampered by approximately $1.3 million and $2.6 million for the current quarter and six months ended December 31, 1997, respectively, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen, French franc and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year.

     Digital oscilloscopes and related product revenues increased 6% to $27.3 million in the second quarter and 13% to $55.3 million for the six months ended December 31, 1997 as compared to the comparable prior year periods. This increase in revenues was primarily attributable to an increase in sales of the higher-end products in the Company's LC family of digital oscilloscopes. Geographically, for the six months ended December 31, 1997, the increase in revenues in the United States and the rest of the world other than Europe (principally Japan and the rest of Asia) was partially offset by a decline in revenues in Europe. In the second quarter ended December 31, 1997, revenues increased in all geographic areas.

     While the Company experienced revenue growth during the second quarter and six month periods, the Company faces upcoming challenges, specifically in the Japanese and Pacific Rim markets. Additionally, the cyclical slowdown in the disk drive industry will put increased pressure on our domestic sales. Although the Company's visibility regarding the duration of these factors is limited, it is possible that the aforementioned factors could affect the Company's performance for the next several quarters.

     Revenues from LAN/WAN test instruments, acquired in the Digitech acquisition, increased 74% to $4.9 million in the second quarter and 36% to $6.2 million for the six months ended December 31, 1997, due primarily to a contract with Sprint.

     Revenues from sales of HEP products were unchanged in the second quarter but declined 23% for the six months ended December 31, 1997 as compared to the comparable prior year periods. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 5% of total revenues for the second quarter and 4% for the six months ended December 31, 1997 are likely to continue to represent a declining portion of its total revenues in the future. As a result of this continued revenue decline, in January 1997 the Company adopted a strategic business plan and took a series of reorganization actions that were completed in December 1997.


<Page 9>

     Gross profit for the current quarter and six months ended December 31, 1997 was 57.0% and 57.4% of revenues, respectively, compared to 56.7% and 56.6% for each respective prior year period. This growth was due primarily to increased revenues from higher sales volume of certain higher margin LC series digital oscilloscopes and for the six months ended, license fees for digital oscilloscope solutions.

     Selling, general and administrative expenses increased to $11.3 million in the second quarter and $22.0 million for the six months ended December 31, 1997 from $10.1 million and $19.9 million, respectively, in the comparable prior year periods. As a percentage of total revenues, selling, general and administrative expenses declined to 31.6% in the second quarter and 32.5% in the six months ended December 31, 1997 compared to 31.8% and 33.1% in the comparable prior year periods. These expenses increased in dollars as the Company incurred additional sales commissions due to higher sales volume and expanded its management and support staff.

     Research and development expenses increased to $4.6 million in the current quarter and $8.8 million in the six months ended December 31, 1997 from $4.1 million and $7.9 million in the comparable prior year periods. The higher dollar level of research and development expenses reflected an increase in connection with new digital oscilloscopes and continued development of a LAN network monitor. As a percentage of total revenues, research and development expenses were 12.9% for the second quarter and 13.1% for the six months ended December 31, 1997 compared to 13.0% and 13.2% for the comparable prior year periods.

     Operating income, excluding the impact of the nonrecurring charges, increased 18% to $4.5 million in the second quarter and 30% to $8.1 million for the six months ended December 31, 1997 as compared to the comparable prior year periods. As a percentage of total revenues, operating income, excluding the impact of the nonrecurring charges, was 12.5% in the second quarter and 11.9% for the six months ended December 31, 1997 as compared to 11.9% and 10.3% in the comparable prior year periods. The increase in operating income was due primarily to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

     Net interest income and financing charges, included in other (income) expenses, was $341,000 for the six months ended December 31, 1997 compared to interest expense of $306,000 for the six months ended December 31, 1996. The improvement in the current year is due primarily to reduced levels of debt paid down from funds received in the third quarter of fiscal 1997 from the Company's public offering coupled with favorable operating cash flow. Other (income) expenses, net in the six month period ended December 31, 1997 included currency exchange losses of approximately $465,000 compared to gains of approximately $609,000 in the comparable prior year period.

     The Company's effective income tax rate for the six months ended December 31, 1997 was 30.0%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. This agreement is in effect through the fiscal year ended June 30, 2000.






<Page 10>

     Excluding the impact of the nonrecurring charges, income increased to $3,115,000 in the second quarter and $5,599,000 for the six months ended December 31, 1997 compared to $2,580,000 and $4,294,000 for the comparable prior year periods. As a percentage of total revenues, income excluding the impact of the nonrecurring charges was 8.7% in the second quarter and 8.3% for the six months ended December 31, 1997 compared to 8.1% and 7.2% in the comparable prior year periods. The improvement in fiscal 1998 was due primarily to increased revenues, improved gross margins, and lower interest costs.

Liquidity and Capital Resources

     The financial condition of LeCroy is sound as working capital, including $22.6 million in cash and cash equivalents, increased 12.3% to $47.9 million at December 31, 1997 compared to $42.1 million at June 30, 1997. The working capital ratio is currently 2.7 to 1.

     Cash flows generated from operating activities for the first six months of fiscal 1998 increased in comparison with the prior year due to increases in operating earnings before noncash nonrecurring charges in the current year coupled with improved asset management.

     The Company's cash on hand, together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

New Pronouncements

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128), which modifies the way in which earnings per share (EPS) is calculated and disclosed. The Company adopted this standard during the interim period ended December 31, 1997, disclosing basic and diluted EPS and restated all prior period EPS data presented.
























<Page 11>
			         LeCROY CORPORATION

                              PART I. OTHER INFORMATION

Item 6.(a)	Exhibits

Exhibit 27	Financial Data Schedule.


                              PART II. OTHER INFORMATION

Item 4.		Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on October 29, 1997, the shareholders voted on the election of two directors to the Company's board of directors. Douglas A. Kingsley and William G. Scheerer were elected to serve a three year term expiring at the 2000 annual meeting of shareholders.

     The voting for each director was as follows: 6,168,824 shares voted for Douglas A. Kingsley, and 16,837 withheld; and 6,170,824 shares voted for William G. Scheerer and 14,837 withheld.

     The term of office of the Company's other directors continued after the 1997 annual meeting of shareholders as follows: Walter O. LeCroy, Jr. and Robert E. Anderson until the 1998 annual meeting; and Lutz P. Henckels until the 1999 annual meeting.


Item 6.(b)	Reports on Form 8-K

		No current reports on Form 8-K were filed during the quarter ended December 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LECROY CORPORATION



Date: February 6, 1998                    By:      /S/ JOHN C. MAAG
                                                       John C. Maag
                                                       Vice President-Finance,
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer