Form 10-Q
period 1998-03-31
LECROY CORP
filed 1998-05-07
CIK 943580

<Page 1>

                         				   UNITED STATES
		                  	 SECURITIES AND EXCHANGE COMMISSION
			                        WASHINGTON, D.C. 20549

                           				    FORM 10-Q

	      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   		      OF THE SECURITIES EXCHANGE ACT OF 1934
		         For the Quarterly Period Ended March 31, 1998

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


		       YES        X                 NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      	       CLASS                         OUTSTANDING AT APRIL 23, 1998
 Common stock, par value $.01 share                    7,444,522











<Page 2>

                        				LeCROY CORPORATION

                        				      INDEX


                                                               									Page
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements:

              		Condensed Consolidated Balance Sheets.................    3
	              	Condensed Consolidated Statements of Income...........    4
	              	Condensed Consolidated Statements of Cash Flows.......    5
		              Notes to Condensed Consolidated Financial Statements..    6-9

Item 2.         Management's Discussion and Analysis of Financial
              		Condition and Results of Operations...................    10-12



PART I          OTHER INFORMATION.....................................    13

PART II         OTHER INFORMATION.....................................    13

              		Signatures............................................    13

































<Page 3>
                      				LeCROY CORPORATION
		               CONDENSED CONSOLIDATED BALANCE SHEETS
				                           (UNAUDITED)

							                                                  March 31,    June 30,
In thousands                                               1998         1997
			 ASSETS
Current assets:
   Cash and cash equivalents...........................  $  8,542     $ 19,884
   Accounts receivable.................................    31,627       25,661
   Inventories:
       	Raw materials..................................     8,621        6,999
	       Work in process................................     6,241        4,083
	       Finished goods.................................     9,683        8,375
							                                                    ------       ------
   Total inventories...................................    24,545       19,457
   Other current assets................................     2,378        1,774
							                                                    ------       ------
	       Total current assets...........................    67,092       66,776
Property and equipment, at cost:
   Land and buildings..................................     6,488        5,894
   Furniture, machinery and equipment..................    29,478       29,113
							                                                    ------       ------
       	Total property, plant and equipment............    35,966       35,007
   Less: Accumulated depreciation and amortization.....   (23,925)     (23,419)
							                                                    ------       ------
       	Property, plant and equipment, net.............    12,041       11,588
Marketable securities..................................     5,790          -
Other assets...........................................     5,806        1,025
							                                                    ------       ------
TOTAL ASSETS...........................................  $ 90,729     $ 79,389
							                                                    ======       ======
	 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current debt........................................  $  1,128     $     84
   Accounts payable....................................    10,218        7,022
   Accrued warranty....................................     1,994        1,965
   Accrued liabilities.................................     7,095        5,377
   Accrued employee compensation and benefits..........     4,760        5,259
   Income taxes payable................................     4,601        5,058
							                                                    ------       ------
       	Total current liabilities......................    29,796       24,765
Long-term liabilities..................................        26          300
STOCKHOLDERS' EQUITY:
   Common stock........................................        75           73
   Additional paid-in capital..........................    36,799       33,642
   Treasury stock at cost..............................       -           (813)
   Foreign currency translation adjustment.............    (3,935)      (1,969)
   Net unrealized loss on securities available for sale      (700)         -
   Retained earnings...................................    28,668       23,391
							                                                    ------       ------
       	Total stockholders' equity.....................    60,907       54,324
							                                                    ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $ 90,729     $ 79,389
							                                                    ======       ======

See accompanying notes to condensed consolidated financial statements.
<Page 4>
			                          	LeCROY CORPORATION
		               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				                             (UNAUDITED)

				                                  	Three months ended   Nine months ended
					                                       March 31,            March 31,
In thousands, except per share data       1998      1997       1998     1997
Revenues:
   Digital oscilloscopes and
      related products................  $23,458   $26,492    $78,735   $75,508
   LAN/WAN test instruments...........    3,876     1,743     10,073     6,313
   High energy physics products.......    1,856     1,802      4,641     5,399
   Service and other..................    1,554     1,682      5,018     4,539
				                                   	 ------    ------     ------    ------
      Total...........................   30,744    31,719     98,467    91,759
Cost of sales.........................   11,717    13,096     40,553    39,176
				                                   	 ------    ------     ------    ------
   Gross profit.......................   19,027    18,623     57,914    52,583
Operating expenses:
   Selling, general and
      administrative..................   11,090    10,930     33,070    30,803
   Research and development...........    4,496     3,682     13,343    11,592
   Non-recurring charges..............      -       3,857      4,188     3,857
                                   					 ------    ------     ------    ------
       Total..........................   15,586    18,469     50,601    46,252

Operating income......................    3,441       154      7,313     6,331
Other (income) expenses, net..........     (287)       19       (167)     (277)
                                   					 ------    ------     ------    ------
Income before income taxes............    3,728       135      7,480     6,608
Provision for income taxes............    1,118        47      2,203     2,226
                                   					 ------    ------     ------    ------
Net income............................  $ 2,610   $    88    $ 5,277   $ 4,382
                                   					 ======    ======     ======    ======

Income per common share:

   Basic..............................  $  0.35   $  0.01    $  0.72   $  0.73
                                   					 ======    ======     ======    ======
   Diluted............................  $  0.33   $  0.01    $  0.66   $  0.59
					                                    ======    ======     ======    ======

Weighted average number of common shares:

   Basic..............................    7,429     6,173      7,340     6,031
                                   					 ======    ======     ======    ======
   Diluted............................    7,904     7,557      8,055     7,438
					                                    ======    ======     ======    ======

See accompanying notes to condensed consolidated financial statements.






<Page 5>
                          				LeCROY CORPORATION
		          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				                             (UNAUDITED)

							                                                   Nine Months Ended
						                                                       		March 31,
In thousands                                               1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................    $  5,277   $ 4,382
   Adjustments for noncash items included in
   operating activities:
      Depreciation and amortization....................       2,789     2,342
      Deferred income taxes............................          23       -
      Purchased incomplete technology..................       1,600       -
      Non-recurring merger costs.......................       2,588       -
      Restructuring provision..........................         -      (3,857)
      Extraordinary charge and other...................         -          30
   Change in operating asset and liability components:
      Accounts receivable..............................      (7,756)   (6,793)
      Inventories......................................      (5,874)   (3,066)
      Prepaid expenses and other assets................        (151)   (1,257)
      Accounts payable and accrued liabilities.........       4,737        (5)
      Accrued employee compensation and benefits.......        (343)      783
      Income taxes.....................................        (358)    1,579
                                                 							      -----     -----
Net cash provided by operating activities..............       2,532     1,852
							                                                       -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..................      (3,275)   (3,518)
   Business acquisition, net of acquired cash..........        (395)      -
   Investment in equity securities.....................      (7,054)      -
   Purchase of intangible assets.......................      (4,700)      -
   Due from officers...................................         -          35
   Proceeds from the disposal of property and equipment          41        38
							                                                      ------     -----
Net cash used in investing activities..................     (15,383)   (3,445)
							                                                      ------     -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short term debt.......................       1,044        (1)
   Repayment of debt and capitalized leases............         (68)   (4,926)
   Public sale of common stock.........................         -       6,870
   Proceeds from exercise of stock options and stock
   purchases...........................................       2,505     1,964
							                                                      ------    ------
Net cash provided by financing activities..............       3,481     3,907
							                                                      ------    ------
Effect of exchange rates on cash.......................      (1,972)   (1,983)
							                                                      ------    ------
   Increase (decrease) in cash and cash equivalents....     (11,342)      331
   Cash and cash equivalents at beginning of the year..      19,884    10,364
							                                                      ------    ------
   Cash and cash equivalents at end of the period......    $  8,542   $10,695
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

Acquisitions

Pooling of Interests

     In the second quarter of fiscal 1998 LeCroy acquired all of the common stock of Digitech Industries Inc. in exchange for 454,148 shares of the Company's common stock. Digitech Industries Inc., located in Danbury, Connecticut, is involved in the design and development of a wide variety of test equipment for the data communication and telecommunication industries. Transaction costs and one time charges resulting from the merger of $2.6 million ($1.8 million net of tax) or $(0.23) per share, net of tax, include provision for environmental cleanup, expenses for investment banker and professional fees, and assets associated with duplicate product lines.

     The acquisition referred to above has been accounted for by the pooling-of-interests method and, accordingly, the accompanying financial statements have been restated retroactively to include the financial position and results of operations of Digitech. The accompanying table entitled Restatement of Prior Years' Results to Account for Current-Year Business Combinations reports the prior years' contribution of the current-year acquisition.

<Page 7>
                       				LeCROY CORPORATION
		        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				                          (Unaudited)

Restatement of Prior Years' Results to Account for Current-Year Business Combination

     The following table reflects the results of the current-year acquisition accounted for by the pooling-of-interests method.

				      Three months ended     Nine months ended
					   March 31,             March 31,
In thousands, except per share data     1998      1997         1998     1997
Revenues:
   LeCroy Corporation..............   $26,763    $29,895     $88,055   $85,054
   Digitech Industries.............     3,981      1,824      10,412     6,705
                            				       ------     ------      ------    ------
      Combined.....................    30,744     31,719      98,467    91,759
				                                   ======     ======      ======    ======
Net Income:
   LeCroy Corporation..............   $   640    $    15     $ 3,306   $ 3,737
   Digitech Industries.............     1,970         73       1,971       645
				                                   ------     ------      ------    ------
      Combined.....................     2,610         88       5,277     4,382
				                                   ======     ======      ======    ======
Earnings Per Share:
Basic:
   LeCroy Corporation..............   $  0.09    $  0.00     $  0.45   $  0.62
   Digitech Industries.............      0.26       0.01        0.27      0.11
				                                   ------     ------      ------    ------
      Combined.....................      0.35       0.01        0.72      0.73
				                                   ======     ======      ======    ======
Diluted:
   LeCroy Corporation..............   $  0.08    $  0.00     $  0.41   $  0.50
   Digitech Industries.............      0.25       0.01        0.25      0.09
                            				       ------     ------      ------    ------
      Combined.....................      0.33       0.01        0.66      0.59
				                                   ======     ======      ======    ======

Purchase

     On October 20, 1997 the Company acquired all of the outstanding shares of Preamble Instruments, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411,000 was cash and 35,181 shares of the Company's common stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $1.6 million or $(0.14) per share net of tax. The purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220,000 is being amortized over five years.




<Page 8>
                      				LeCROY CORPORATION
	        	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       				   (Unaudited)

Available for Sale Securities

      The following is a summary of the available for sale securities as of March 31, 1998:

					                                         Gross        Gross     Estimated
                                  					     Unrealized   Unrealized    Fair
Amounts in thousands                Cost      Gains        Losses      Value
March 31, 1998:
   Equity investments...........    $7,054       -         (1,264)     $5,790
				                                 -----     -----        -----       -----
      Total available for sale
      securities................    $7,054       -         (1,264)     $5,790
				                                 =====     =====        =====       =====

     Unrealized gains/losses are reported net of tax and foreign exchange effect in the equity section of the Company's balance sheet in accordance with SFAS No. 115.


Shares used in the calculation of Net Income per Share

				                                 Three months ended     Nine months ended
					                                     March 31,             March 31,
                            				       1998       1997        1998       1997
Weighted average shares
   outstanding - basic.............   7,429       6,173       7,340      6,031
Dilutive effect of stock options
   after application of treasury
   stock method....................     475       1,384         715      1,407
				                                  -----       -----       -----      -----
Weighted average shares
   outstanding - diluted...........   7,904       7,557       8,055      7,438
				                                  =====       =====       =====      =====

New Pronouncements

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128), which modifies the way in which earnings per share (EPS) is calculated and disclosed. The Company adopted this standard during the interim period ended December 31, 1997, disclosing basic and diluted EPS and restated all prior period EPS data presented.








<Page 9>
                       				LeCROY CORPORATION
		        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      				   (Unaudited)

     In June 1997, the Financial Accounting Standards Board issued
SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company beginning July 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that the information to be included in deriving comprehensive income, although not currently presented in a separate financial statement, is disclosed as a part of these basic financial statements.

     In June 1997, the Financial Accounting Standards Board issued
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company beginning July 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14 and amends SFAS No. 94. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this pronouncement will have a significant effect on the Company's reported segments.



































<Page 10>
	                          			LeCROY CORPORATION

	            	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                  	CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Consolidated revenues decreased approximately 3% for the current quarter but increased approximately 7% for the nine months ended March 31, 1998, respectively, from the comparable prior year periods. The decrease for the third quarter is primarily attributable to reduced digital oscilloscope sales to the disk drive industry, the result of lower purchasing patterns from the Japanese and Pacific Rim markets coupled with reduced sales to the disk drive industry. The increase for the nine month period is primarily the result of an increase in average selling prices of higher margin digital oscilloscopes and an increase in revenues related to LAN/WAN test instruments. Consolidated revenues were $30.7 million for the third quarter. Year-to-date revenues were $98.5 million, which represents record nine month revenues for the Company. This increase in revenues was hampered by approximately $1.1 million and $3.7 million for the current quarter and nine months ended March 31, 1998, respectively, due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen, French franc and the German deutschemark as compared to the exchange rates prevailing in the same periods of the prior fiscal year.

     Digital oscilloscopes and related product revenues decreased 11% to $23.5 million in the third quarter but increased approximately 4% to $78.7 million for the nine months ended March 31, 1998 as compared to the comparable prior year periods. For the third quarter, the decrease is primarily attributable to the aforementioned softness in the Japanese and Pacific Rim markets coupled with softness in the disk drive industry. For the nine months, this increase in revenues was primarily attributable to an increase in sales of the higher-end products in the Company's LC family of digital oscilloscopes. Geographically, in the third quarter ended March 31, 1998, revenues decreased in the United States as well as Japan and the rest of Asia, but were partially offset by revenue increases in Europe as compared to the comparable prior year periods. For the nine months ended March 31, 1998, the increase in revenues in the United States and the rest of the world other than Europe (principally Japan and the rest of Asia) was partially offset by a decline in revenues in Europe.

     While the Company experienced revenue growth during the nine month period, the Company faces upcoming challenges, specifically in the Japanese and Pacific Rim markets. Additionally, the cyclical slowdown in the disk drive industry will put increased pressure on our domestic sales. Although the Company's visibility regarding the duration of these factors is limited, it is possible t hat the aforementioned factors could affect the Company's performance for the next several quarters. As a result, the company plans to take actions in the fourth quarter of fiscal 1998 to bring costs in line with revenues. On May 4, 1998, the Company announced a reduction in workforce as the first step of its cost-reduction program.

     Revenues from LAN/WAN test instruments, acquired in the Digitech acquisition, increased to $3.9 million in the third quarter and $10.1 million for the nine months ended March 31, 1998 from $1.7 million and $6.3 million, respectively, in the comparable prior year periods. The increase is primarily the result of license fee revenues of $3.0 million received in the third quarter of the current year.

<Page 11>
	                           			LeCROY CORPORATION

	           	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                CONDITION AND RESULTS OF OPERATIONS (Cont.)

     Revenues from sales of HEP products increased 3% in the third quarter but declined 14% for the nine months ended March 31, 1998 as compared to the comparable prior year periods. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues for the third quarter and 5% for the nine months ended March 31, 1998 are likely to continue to represent a declining portion of its total revenues in the future.

     Gross profit for the current quarter and nine months ended March 31, 1998 was 61.9% and 58.8% of revenues, respectively, compared to 58.7% and 57.3% for each respective prior year period. This growth was due primarily to increased revenues from higher sales volume of certain higher margin LC series digital oscilloscopes and license fees for digital oscilloscope solutions and LAN/WAN license fee revenues.

     Selling, general and administrative expenses increased to $11.1 million in the third quarter and $33.1 million for the nine months ended March 31, 1998 from $10.9 million and $30.8 million, respectively, in the comparable prior year periods. As a percentage of total revenues, selling, general and administrative expenses were 36.1% in the third quarter and 33.6% in the nine months ended March 31, 1998 compared to 34.5% and 33.6% in the comparable prior year periods. These expenses increased in dollars as the Company incurred additional sales commissions due to higher sales volume and expanded its management and support staff.

     Research and development expenses increased to $4.5 million in the current quarter and $13.3 million in the nine months ended March 31, 1998 from $3.7 million and $11.6 million in the comparable prior year periods. The higher dollar level of research and development expenses reflected an increase in connection with new digital oscilloscopes and continued development of a LAN network monitor. As a percentage of total revenues, research and development expenses were 14.6% for the third quarter and 13.6% for the nine months ended March 31, 1998 compared to 11.6% and 12.6% for the comparable prior year periods.

     Operating income, excluding the impact of the nonrecurring charges, decreased 14% to $3.4 million in the third quarter but increased 13% to $11.5 million for the nine months ended March 31, 1998 as compared to the comparable prior year periods. As a percentage of total revenues, operating income, excluding the impact of the nonrecurring charges, was 11.2% in the third quarter and 11.7% for the nine months ended March 31, 1998 as compared to 12.6% and 11.1% in the comparable prior year periods. The decrease in operating income, excluding the impact of the non-recurring charges, for the third quarter was due primarily to the higher levels of research and development expenses listed above. The increase in operating income, excluding the impact of the non-recurring charges, for the nine months ended March 31, 1998 was due primarily to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.




<Page 12>
                           				LeCROY CORPORATION

          		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		             CONDITION AND RESULTS OF OPERATIONS (Cont.)

     Net interest income and financing charges, included in other (income) expenses, was $501,000 for the nine months ended March 31, 1998 compared to interest expense of $401,000 for the nine months ended March 31, 1997. The improvement in the current year is due primarily to reduced levels of debt paid down from funds received in the third quarter of fiscal 1997 from the Company's public offering coupled with favorable operating cash flow. Other (income) expenses, net in the nine month period ended March 31, 1998 included currency exchange losses of approximately $334,000 compared to gains of approximately $678,000 in the comparable prior year period.

     The Company's effective income tax rate for the nine months ended March 31, 1998 was 30.0%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. This agreement is in effect through the fiscal year ended June 30, 2000.

     Excluding the impact of the nonrecurring charges, income increased to $2,610,000 in the third quarter and $8,209,000 for the nine months ended March 31, 1998 compared to $2,595,000 and $6,889,000 for the comparable prior year periods. As a percentage of total revenues, income excluding the impact of the nonrecurring charges was 8.5% in the third quarter and 8.3% for the nine months ended March 31, 1998 compared to 8.2% and 7.5% in the comparable prior year periods. The improvement in fiscal 1998 was due primarily to increased revenues, improved gross margins, and lower interest costs.

Liquidity and Capital Resources

     The financial condition of LeCroy is sound as working capital, including $8.5 million in cash and cash equivalents, was $37.3 million at March 31, 1998 compared to $42.1 million at June 30, 1997. The working capital ratio is currently 2.3 to 1.

     Cash flows generated from operating activities for the first nine months of fiscal 1998 increased in comparison with the prior year due to increases in operating earnings before noncash nonrecurring charges in the current year coupled with improved asset management.

     The Company's cash on hand, together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.













<Page 13>
                          				 LeCROY CORPORATION

       			      PART I. OTHER INFORMATION

Item 6.(a)      Exhibits

Exhibit 27      Financial Data Schedule.


       			      PART II. OTHER INFORMATION

Item 6.(b)      Reports on Form 8-K

              		No current reports on Form 8-K were filed during the quarter
	              	ended March 31, 1998.



                        				     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					  LECROY CORPORATION



Date: May 7, 1998                         By:      /S/ JOHN C. MAAG
                                          						       John C. Maag
						                                                 Vice President-Finance,
						                                                 Chief Financial Officer,
						                                                 Secretary and Treasurer