Form 10-K
period 1998-06-30
LECROY CORP
filed 1998-09-17
CIK 943580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1998

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The number of shares outstanding of the registrant's Common Stock, as of August 14, 1998, was 7,569,667 shares. The aggregate market value on August 14, 1998 of the Common Stock held by non-affiliates of the registrant was $130,642,666.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

       Portions of the Prospectus to Form S-1 Registration Statement No. 33-95620 and the Prospectus to Form S-3 Registration Statement No. 333-22117 are incorporated by reference.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I
   Item 1.   Business.....................................................................................3
   Item 2.   Properties..................................................................................12
   Item 3.   Legal Proceedings ..........................................................................12
   Item 4.   Submission of Matters to a Vote of Security Holders.........................................12
   Item 4A.  Executive Officers of the Registrant .......................................................13

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................15
   Item 6.   Selected Financial Data ....................................................................15
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......17
   Item 8.   Financial Statements and Supplementary Data ................................................23
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................................41
PART III
   Item 10.  Directors and Executive Officers of the Registrant .........................................41
   Item 11.  Executive Compensation .....................................................................41
   Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................41
   Item 13.  Certain Relationships and Related Transactions .............................................41

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................42

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

                                     PART I
ITEM 1. BUSINESS

     LeCroy Corporation (the "Registrant" and "Company") was founded in 1964 and is currently incorporated in the State of Delaware.

     The Company develops, manufactures, sells and licenses signal analyzers, principally high-performance digital oscilloscopes, and related products. Digital oscilloscopes capture electronic signals, convert them to digital form and perform sophisticated measurements and analyses. The Company's digital oscilloscope products are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications. The Company believes that market trends in these industries towards faster, more complex signals are favorable to the LeCroy core technology -- the capture and analysis of such signals. During fiscal 1998 the Company also began to expand its business into higher growth LAN (Local Area Network) and WAN (Wide Area Network) signal analysis markets. This was accomplished by leveraging the technology from the digital oscilloscope business, through acquisition and through new alliances with third parties. The ability to capture and analyze the shapes of high speed electronic signals requires highly specialized technology. LeCroy is one of very few companies possessing such capability. The Company's original digital oscilloscope technology is derived from its historical efforts in developing products for scientists engaged in high energy physics ("HEP") research. Since its founding in 1964, the Company has designed and manufactured instrumentation and signal analyzers for a number of leading HEP research laboratories. The Company's signal analyzers were used in Nobel Prize-winning experiments at CERN (Centre Europeen pour la Recherche Nucleaire) near Geneva, Switzerland and the Brookhaven National Laboratory in Upton, New York.

     In 1985, the Company introduced its first digital oscilloscope product. Subsequently, the Company expanded its digital oscilloscope product offerings to include a variety of models with a broad range of capabilities to address most segments of the digital oscilloscope market. In fiscal 1998 the Company continued to expand its product offerings with new high end oscilloscopes, introduction of the NEWSLine(TM) LAN monitor and the acquisitions of Digitech Industries, Inc. which provides a LAN protocol analyzer product line and Preamble Instruments, Inc. which manufactures differential amplifier and signal probe product lines.

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

     The most general-purpose test and measurement instrument used for signal analysis is the oscilloscope. Digital oscilloscopes are signal analyzers that, like their earlier analog counterparts, can display a representation of an electronic signal's "shape," which is essentially a measure of a signal's voltage as a function of time. Digital oscilloscopes, however, go beyond the capabilities of analog oscilloscopes in that they capture a signal in digital form by sampling it over time and storing the data or measurements in memory. The stored signal can then be viewed later, and more importantly, the instrument can perform various analyses on the stored data. Certain oscilloscope users still prefer the analog style oscilloscope. These instruments are less complicated to use and they acquire a view of signal changes at a faster rate than digital oscilloscopes. In fiscal 1998 the Company became the sole supplier in North America and Europe of high performance analog oscilloscopes through an agreement with Iwatsu Electric Co., Ltd.

     During the past few decades, there has been an increasing proliferation of electronics in general and digital electronics in particular. The growth in digital electronics has been driven primarily by the growth in stand-alone computers and related systems, the increase in embedded digital controls within other electronic and electrical devices and the rapid increase in digital communications. Combined with the general growth in the quantity of digital electronics, there has been a substantial increase in processing speed. For example, processing speeds of personal computers have increased dramatically in recent years from about 33 MHz to more than 400 MHz, and sophisticated communications equipment transmits data at rates that exceed 1 gigabit per second.

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

MARKET

      The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market (less than 200 MHz), cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of long complex signals. These instruments typically sell for under $5,000. The high-performance market segment (bandwidth of greater than 200 MHz) is characterized by instruments with high sample rates (from 100 MS/s to more than 4 GS/s) and long record lengths (from 10,000 to 8 million sample points) and greater processing power to perform more sophisticated analyses. These high-performance digital oscilloscopes typically range in price from $5,000 to $36,000, although certain very high bandwidth oscilloscopes for specialized applications are priced above $36,000. The Company's 9300 and LC series digital oscilloscope product families, high performance analog oscilloscopes, and disk drive analyzers are all targeted at customers in the high-performance market segment.

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

     - LONG RECORD LENGTHS. The Company's advanced memory architecture, which includes many sophisticated custom components, enables its digital oscilloscope products to have long record capability. The Company's Models LC574 and LC584 offer record lengths of up to 8 million sample points at 4 or 8 GS/s. The DDA series of disk drive analyzers offers record lengths up to 16 million sample points at 8 GS/s.

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

STRATEGY

     The Company's first business objective is to become a leading supplier of high-performance oscilloscopes. The Company's second business objective is to leverage the technology used in those instruments-- for the capture and analysis of high speed electronic signals -- to expand sales into high growth markets including LAN and WAN test instruments. The Company also plans to participate in broader markets by the use, directly and through licensing and other arrangements with other manufacturers, of LeCroy's core acquisition technology in dedicated signal analyzers. The Company is pursuing the following strategies to achieve these objectives:

    - EXTEND HIGH-PERFORMANCE TECHNOLOGY. The high-performance acquisition technology that the Company originally developed in the technically demanding HEP market and its continuing investment in research and development have enabled it to develop two families of high-performance digital oscilloscope products, certain models of which feature what the Company believes is the highest sample rate, and others the longest record length, available to date. A significant development in fiscal 1998 was the introduction by the Company in fourth quarter of products that doubled the sampling rate of its high performance long memory oscilloscopes. The Company intends to continue to allocate significant resources to extending these performance advantages.

    - TARGET HIGH-GROWTH INDUSTRIES WITH SPECIAL-PURPOSE OSCILLOSCOPES. The Company's experience with users in certain industries has shown that adding special analysis and processing capabilities to its digital oscilloscopes permits it to offer total solutions for special data measurement and analysis problems. For example, the Company has developed digital oscilloscopes targeted at the particular data measurement and analysis problems of the data storage industry. The Company believes that this strategy was a significant factor in the growth of its sales to this industry, which accounted for approximately 24.5% of the Company's oscilloscope revenues in its fiscal year ended June 30, 1998. The Company recently introduced several solution-focused products including:

                  - A new DDA line of Disk Drive Analyzers for the data storage industry. These products have special triggers, analysis capabilities and extra long 4 Mbyte acquisition memories targeted to benefit disk drive design engineers.

                  - A new Jitter and Timing Analysis (JTA) software package for digital oscilloscopes which enables very precise measurements and new viewing tools for engineers who work on the timing characteristics of telecom and datacom signals.

                  - Two versions of a PowerMeasure(TM) package of hardware and software for engineers who design or test power supplies and power electronics devices.

     - EXPANDING SALES IN NEW PRODUCT MARKETS. The Company believes that it is well positioned to leverage its core competency to expand sales into new markets. As examples:

                  - The Company has entered into agreements to sell certain technology to Guzik Technical Enterprises for use in dedicated data storage test devices and to Fluke Corporation for use in handheld scopemeters and low-end oscilloscopes

                  - In the fourth quarter of fiscal 1998 the Company announced a new product, the model LSA1000, which allows LeCroy technology for the capture and analysis of electronic signals to be embedded into systems designed by third parties.

                  - The Company is currently in the introduction stage with respect to NEWSLine, a LAN monitor product that analyzes electronic signals in communications networks in order to provide better monitoring and failure analysis capabilities than could be achieved using previously existing products.

                  - In the second quarter the Company announced the acquisition of Digitech Industries, Inc. which designs and markets a line of LAN and WAN protocol analyzers which are complementary to the NEWSLine LAN monitor.

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

     Digital Oscilloscopes and Related Products. The Company's 9300 and LC digital oscilloscope products, which range in list price from approximately $5,000 to approximately $36,000, offer precise measurement and analysis capability for applications such as the design, development and testing of electrical and electronic products. Such applications call for a wide range of test instruments including those with high bandwidths (up to 1.5 GHz), high sample rates (up to 10 GS/s), long record lengths (up to 8 million sample points) and may require greater processing capability to perform sophisticated analysis of the input signals. The Company's LC product family features a proprietary color display that facilitates certain visual analyses that cannot be performed with a monochrome scope. In addition, models in the LC series incorporate Motorola's PowerPC main processor and other custom processors designed by the Company.

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

     - Flexible options for data storage (floppy disk, PCMCIA memory card, and PCMCIA removable hard disk).

     - Optional built-in printer that allows users to produce a printout of the display at the touch of a button.

     - A standard general-purpose interface bus ("GPIB") that enables the digital oscilloscope to be part of a measurement and analysis system that uses other GPIB-compatible instruments.

     As part of its strategy to focus on its 9300 series and LC series products, the Company is phasing out its other digital oscilloscope product offerings. The Company is continuing to sell its current inventory of these products, sales of which accounted for less than 10% of the Company's total revenues for the fiscal year ended June 30, 1998.

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

     To provide its digital oscilloscope customers with what it believes are total solutions to their data measurement and analysis problems, the Company develops, manufactures and sells a complementary line of signal source products that can create input signals so that an electronic circuit can be evaluated under controlled conditions. Using a digital oscilloscope, an engineer can analyze the shape of the signal within the circuit, compare it to the shape of the "ideal" input signal generated by the signal source and thereby identify problems in the circuit. The Company's primary signal source products are arbitrary waveform generators that allow the user to fully program the shape of the signals generated. For example, an arbitrary waveform generator can be programmed to produce signals that simulate those produced by a hard disk drive head. The Company's principal arbitrary waveform generator is its Model LW420, the list price of which is approximately $19,000.

     The following are examples of specific applications involving the Company's 9300 series and LC series digital oscilloscope product families:

     - DATA STORAGE -- The computer disk drive industry is continually seeking to apply advanced magnetic storage technology to increase data density and reduce access time. Design engineers in this field require digital oscilloscopes with high sample rates and long record lengths. The Company believes that its Model DDA-120 and DDA-110 disk drive analyzers, which feature a maximum sample rate of 8 GS/s and a maximum record length of 16,000,000 sample points, are well suited to such applications. In addition to providing digital oscilloscopes that meet the disk drive industry's requirements for high sample rates and long record lengths, the Company has worked closely with customers in this industry to develop specialized processing software that incorporates advanced algorithms designed specifically for their particular measurement and analysis requirements. The Company believes that the combination of its high-performance data-acquisition technology with this specialized processing capability has been a significant factor in the growth of its sales to this industry.

     - CELLULAR TELEPHONES/PAGERS -- In contrast to many other applications, the design of cellular telephones and pagers does not require digital oscilloscopes with high bandwidths or sample rates. This is due to the relatively longer and slower electronic signals associated with these products. It is therefore important that digital oscilloscopes for these applications have long record lengths and the ability to display the captured data in a meaningful and usable format. The Company believes that its Model 9314L digital oscilloscope is particularly well suited to such applications. The Model 9314L has a medium bandwidth and sample rate, but features a maximum record length of 1,000,000 sample points. In addition, the Model 9314L has the ability to simultaneously display the entire signal as well as an enlarged or "zoomed" view of a portion of the signal.

     - LASERS -- A typical laser pulse has a duration on the order of two billionths of a second. To capture and analyze the shape of a laser pulse, a digital oscilloscope must make measurements of its amplitude many times during this period. The Company believes that its Model 9362 is well suited to this application as it has the capability to make precise measurements at the rate of ten billion per second, therefore permitting this oscilloscope to capture accurately the shape of the laser pulse so that it can be analyzed.

     Embedded Signal Analyzers. In February 1997, the Company entered into an agreement to sell certain proprietary chip sets to Guzik Technical Enterprises for use in dedicated instruments for data storage devices, such as disk drives, and their components. Subject to certain minimum purchase requirements, Guzik's rights in these areas are exclusive and preclude the Company from selling products or licensing its technology to others for use in these areas. Guzik is a leader in providing test solutions for the design and production of hard disk drives. Guzik has informed the Company that it will use the Company's high-bandwidth oscilloscope chip sets in test instruments for the disk drive industry, including head testers, media certifiers and servo track writers. Under the agreement with Guzik, the Company received $2.0 million in fees in fiscal 1997. The Company also has entered into an agreement with Fluke Corporation under which the Company has licensed Fluke to use LeCroy technology in certain handheld scopemeters and low-end digital oscilloscopes. Fluke's rights in the handheld scopemeter area are exclusive and preclude the Company from selling handheld scopemeters or licensing others to use LeCroy technology in such products. In April 1998 LeCroy introduced the model LSA1000, Signalyst, which can be used to incorporate a LeCroy digitizing system into systems designed by other manufacturers.

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

     Sales of HEP products (including digitizers) accounted for approximately 5%, 6% and 10% of the Company's total revenues in its fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company expects the decline in HEP revenues to continue. As a consequence, in January 1997 the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Service and Aftermarket Products. The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters), Geneva, Switzerland and Osaka, Japan. Sophisticated service on certain key components of the Company's digital oscilloscope products, including on its printed circuit boards, is performed only at the Company's manufacturing facilities in Geneva, Switzerland and Chestnut Ridge, New York. The Company warrants its digital oscilloscopes from one to three years, signal source products from one to five years and HEP products for one year.

     Service and aftermarket products (including product upgrades) generated approximately 5% of the Company's total revenues in each of its fiscal years ended June 30, 1998, 1997 and 1996.

CUSTOMERS

     The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high-energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes.

     Revenue derived from a customer accounted for 11% of the Company's consolidated revenues in fiscal 1998. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. The Company's top 25 product customers consist of the following:

COMPUTERS/DISK DRIVES/PERIPHERALS    GOVERNMENT/MILITARY/AEROSPACE     CONSUMER ELECTRONICS
- Hitachi                            - Boeing                          - Matsushita
- International Business Machines    - CERN                            - Sony
  Corporation
- Iomega                             AUTOMOTIVE/TRANSPORTATION
- Maxtor Corporation                 - Bosch
- NEC Electronics                    - Siemens AG                      TELECOMMUNICATIONS
- Quantum Corporation                                                  - 3COM
- Seagate                                                              - Ericsson
- Terastor                           OTHER                             - Hewlett Packard
- Western Digital                    - AT&T Capital Corporation        - Iwatsu Electric Co., Ltd.
                                     - Fujitsu Limited                 - Lucent Technologies
                                                                       - Motorola, Inc.
                                                                       - Sprint
                                                                       - Trend Communications

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

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe, Japan and South Korea with regional sales headquarters located in Chestnut Ridge, New York, Heidelberg, Germany and Osaka, Japan. As of June 30, 1998, the Company's direct digital oscilloscope sales force consisted of approximately 90 sales engineers and regional managers worldwide. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu Electric Co. Ltd., a Japanese communications and test-and-measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

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

     The Company is continuing to develop its sampling, data storage and processing technologies using advanced integrated circuit techniques, and is also working to improve its existing digital oscilloscope platform to provide display enhancements, higher speed data processing and a broader range of application-specific hardware and software options. The Company also is engaged in the development of several new instruments and integrated circuits to address the needs for precise amplitude and time measurement.

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

     The Company conducts research and development activities at its various facilities. The Company's research and development costs, which are expensed as incurred, were approximately $20.5 million, $15.5 million and $13.7 million in its fiscal years ended June 30, 1998, 1997 and 1996, respectively, which expenses represented 15.7%, 12.4% and 12.7% of total revenues, respectively, for such fiscal years. In addition incident to an acquisition in fiscal 1998 was the purchase of incomplete technology activities which resulted in a pre-tax charge of $1.6 million, included in the Consolidated Statements of Operations in Non-recurring charges-acquisitions. The Company intends to continue to invest approximately 12% to 14% of revenues in its research and development efforts.

MANUFACTURING AND SUPPLIES

     The Company's digital oscilloscopes and related products are manufactured at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York, with HEP products also manufactured at the Chestnut Ridge facility.

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

     As of June 30, 1998, the Company's Geneva facility employed 41 manufacturing employees in an area devoted to such tasks of approximately 14,000 square feet and its Chestnut Ridge facility employed 84 manufacturing employees in an area devoted to such tasks of approximately 29,000 square feet.

BACKLOG

     The Company's backlog of unshipped customer orders was approximately $6.4 million and $10.8 million as of June 30, 1998 and 1997, respectively. Customers may cancel orders at any time. The Company believes that its level of backlog at any particular time is not necessarily indicative of future operating performance of the Company.

FOREIGN CURRENCY EXCHANGE

     The Company has manufacturing facilities in both the United States and Switzerland, purchases parts, components and sub-assemblies from suppliers around the world in a variety of currencies, and sells its products around the world in a variety of currencies. As a consequence, the Company is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, Swiss franc and Japanese yen, and, to a lesser extent, the German deutschemark, British pound, French franc and Italian lira. Local currency expenses resulting from manufacturing and the worldwide sourcing of parts, components and sub-assemblies are not generally offset by related local currency revenues, if any. The Company seeks to mitigate to some degree its exposure to foreign currency exchange rate fluctuations by borrowing under its multicurrency revolving credit facility in circumstances in which it is exposed to significant local currency receivables. The Company does not attempt to reduce its foreign currency exchange risks by entering into other foreign currency management programs or hedging transactions and has no plans to do so in the near term. As a consequence, there can be no assurance that the Company's results of operations will not be adversely effected by fluctuations in foreign currency exchange rates in the future, as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the United States dollar, the Company's financial reporting currency, or otherwise. Moreover, fluctuations in exchange rates could affect demand for the Company's products. During the fiscal year ended June 30, 1998, foreign currency exchange losses amounted to $477,000. During the fiscal years ended June 30, 1997 and 1996, the Company reported foreign currency exchange gains of $678,000 and $539,000, respectively.

COMPETITION

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. According to Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handhelds, grew from $608 million in 1993 to $847 million in 1997. Prime Data estimates that the four largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 1997 were Tektronix, Inc. with 46.1%, Hewlett-Packard Company with 17.8%, LeCroy with 13.5% and Fluke Corporation with 4%.Some of the Company's principal competitors have substantially greater sales and marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     The Company believes that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition, reputation, product availability and the availability and quality of post-sale support. The Company also believes that its success will depend in part on its ability to maintain and develop the advanced technology used in its signal analyzer products and its ability to offer high-performance products at a favorable price-to-performance ratio. The Company believes that it currently competes effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $36,000) in which its digital oscilloscopes are focused and that it will be able to continue to do so, although there can be no assurance that this is or will be the case.

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

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 1998, the Company held a total of twelve United States patents expiring in the years from 2000 to 2012. The Company also holds four foreign patents. The Company has pending applications for thirteen additional United States patents and for seventeen additional foreign patents. The patent positions of high-technology companies such as the Company are uncertain, however, and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

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

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company is required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years ending June 30, 2004 and may be required to make up to an additional $3.5 million in contingent royalty payments depending on its sales of certain products in certain territories over the life of the patents. Royalty expense approximated $1,442,000, $1,329,000 and $963,000 in fiscal 1998, 1997 and 1996, respectively. The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common

Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

EMPLOYEES

     As of June 30, 1998, LeCroy had 539 full time employees, of whom 254 work in the Company's Chestnut Ridge facility, 124 work in the Company's Geneva facility, and the remainder work in various other Company offices around the world. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory. A majority of the Company's senior managers has over five years of service with the Company.

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

     The Company's subsidiary, Digitech Industries, Inc. has been involved in environmental remediation activities. (See Note 10 to Consolidated Financial Statements.) The Company does not foresee that the ultimate resolution of this environmental matter will have a material adverse effect on the results of future operations, financial position or the competitive position of the Company.



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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                                  AGE                 POSITION
----                                  ---                 --------
Walter O. LeCroy, Jr................   63    Chairman of the Board of Directors
Lutz P. Henckels....................   57    President, Chief Executive Officer
                                             and Director
Thomas H. Reslewic..................   39    Executive Vice President -- Chief
                                             Operating Officer
Ronald S. Nersesian.................   38    Senior Vice President -- General
                                             Manager Oscilloscope Business Unit
Luis B. Boza........................   60    Vice President -- Quality
Werner H. Brokatzky.................   53    Vice President -- Operations
                                             (Geneva)
Brian V. Cake.......................   55    Vice President -- Chief Technical
                                             Officer
Dennis A. Carpenter.................   51    Vice President -- Worldwide Sales
Clement R. Confessore...............   61    Vice President -- Operations
                                             (United States)
Warren  Davis.......................   52    Vice President -- Human Resources
John C. Maag........................   48    Vice President -- Finance, Chief
                                             Financial Officer, Principal
                                             Accounting Officer,  Secretary and
                                             Treasurer
James J. Mueller....................   45    Vice President -- Advanced
                                             Development


     WALTER O. LECROY, JR., founder of the Company, has served as the Chairman of the Board since the Company's inception. Mr. LeCroy was instrumental in the initial development of the Company's core technology . Mr. LeCroy has a Bachelor of Arts degree in physics from Columbia University.

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

     THOMAS H. RESLEWIC has served as Executive Vice President -- Chief Operating Officer since February 1998. Mr. Reslewic served as Executive Vice President -- Signal Analysis Business Group from February 1997 until January 1998, as Vice President -- Worldwide Sales from March 1996 until November 1997, as Vice President -- Sales and Marketing from July 1994 until March 1996, as the General Manager for North American Sales from 1993 until July 1994 and the Director of Marketing for the Company's Signal Sources Division from 1990 until 1993. Previously, he spent eight years in sales and marketing management with Tektronix, Inc., a manufacturer of digital oscilloscopes and one of the Company's principal competitors. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     RONALD S. NERSESIAN has served as the Senior Vice President -- Digital Oscilloscope Business since February 1998. Mr. Nersesian served as the Senior Vice President -- Worldwide Marketing from March 1997 until January 1998 and as Vice President -- Worldwide Marketing from March 1996 until February 1997. Before joining the Company, Mr. Nersesian spent eleven years with Hewlett-Packard Company and held many marketing positions. Most recently he was the Division Marketing Manager for a test and measurement division of Hewlett-Packard Company. Mr. Nersesian has a Bachelor of Science degree in electrical engineering from Lehigh University and a Master of Business Administration degree from New York University.

     LUIS B. BOZA has served as Vice President -- Quality since May 1998. Before joining the Company, Mr. Boza spent twenty eight years at Bell Laboratories, the Research and Development division of Lucent Technologies (formerly AT&T) and held many management positions. Mr. Boza has a Bachelor of Science degree in mathematics from the University of Havana, a Master of Science degree in Statistics from the University of Chile and a Doctor of Science degree in Statistics from the University of California, Berkeley.

     WERNER H. BROKATZKY has served as Vice President -- Operations (Geneva) since January 1996. Mr. Brokatzky joined the Company in August 1978 as the Manager of Finance and Administration and served as Vice President -- Finance (Geneva) from March 1990 to December 1995. Before joining the Company, Mr. Brokatzky served as regional manager at Piper Aircraft Corporation, based in Geneva.

     BRIAN V. CAKE has served as Vice President -- Chief Technical Officer since February 1997. Previously, Mr. Cake served as Vice President -- Advanced Development since 1986. He joined the Company as an engineer in November 1980. Mr. Cake has a Bachelor of Science degree in electrical and electronic engineering from City University in London.

     DENNIS A. CARPENTER has served as the Senior Vice President -- Worldwide Sales since November 1997. Before joining the Company, Mr. Carpenter spent sixteen years with Hewlett-Packard Company in several marketing and sales management positions. Most recently he was Sales Manager for the Hewlett Packard Test and Measurement program. Mr. Carpenter has a Bachelor of Science degree and a Master of Science in mechanical engineering from the University of Massachusetts.

     CLEMENT R. CONFESSORE has served as the Vice President -- Operations (United States) since joining the Company in January 1994. Before joining the Company, Mr. Confessore was the Senior Vice President of Operations at RasterOps Corporation, a computer, graphics board, printer and monitor manufacturing company. Mr. Confessore has a Bachelor of Science degree in mechanical engineering from Norwich University and a Master of Business Administration degree from Southwest University.

     WARREN DAVIS has served as the Vice President -- Human Resources since February 1997. Previously, Mr. Davis served as Director of Human Resources from July 1995 to January 1997. Before joining the Company, Mr. Davis was the Vice President of Human Resources at EG&G Instruments, Inc., a subsidiary of EG&G, Inc., a high technology conglomerate. Mr. Davis has a Bachelor of Arts degree in history from The University of Notre Dame and a Master of Business Administration degree from New York University.

     JOHN C. MAAG has served as the Vice President -- Finance, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer since December 1995. Before joining the Company, Mr. Maag was the Corporate Controller of Dynatech Corporation, a voice, data and video communications company from May 1987 to December 1995. Mr. Maag has a Bachelor of Science degree in accounting from St. Joseph's College and is a Certified Public Accountant.

     JAMES J. MUELLER has served as the Vice President -- Advanced Development since June 1998. Previously, Mr. Mueller served as Vice President - Worldwide Engineering since June 1996, and served as R&D Manager -- T&M from April 1992 to May 1996. Mr. Mueller has a Bachelor of Arts degree in physics from Rutgers University and a Master of Science and Doctor of Science degrees in physics from Princeton University.

        Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

        The Company has entered into indemnification agreements with its executive officers and directors, pursuant to which the Company has agreed to indemnify such persons to the fullest extent permitted by law, and providing for certain other protections.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      LeCroy's common stock has been traded on the Nasdaq National Market under the symbol LCRY. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by Nasdaq National Market.


                                                                HIGH       LOW
                                                                ----       ---
FISCAL YEAR 1997
       First Quarter........................................   $26.25     $15.25
       Second Quarter.......................................    38.75      26.00
       Third Quarter........................................    37.25      27.00
       Fourth Quarter.......................................    37.75      25.25
FISCAL YEAR 1998
       First Quarter........................................   $46.00     $30.75
       Second Quarter.......................................    44.13      27.38
       Third Quarter........................................    34.50      17.88
       Fourth Quarter.......................................    25.25      13.75

----------
         The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of July 17, 1998, there were approximately 255 holders of record of the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated Statements of Operations data for the five years ended June 30, 1998 and the Balance Sheet data at June 30, 1998, 1997, 1996, 1995 and 1994 are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included herein.

                                                                             YEARS ENDED JUNE 30,
                                                       ----------------------------------------------------------------
                                                         1998          1997         1996          1995          1994
                                                       ---------     ---------    ---------     ---------     ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues
     Digital oscilloscopes and related products ...    $ 107,084     $ 104,582    $  86,061     $  65,785     $  47,627
     LAN/WAN test instruments .....................       11,058         7,741        6,082         2,733         3,301
     High energy physics products .................        6,167         6,993       10,952        12,277        13,519
     Service and other ............................        6,700         6,085        5,077         5,061         3,816
                                                       ---------     ---------    ---------     ---------     ---------
          Total ...................................      131,009       125,401      108,172        85,856        68,263
Cost of sales (1) .................................       56,996        53,173       48,068        39,274        30,098
                                                       ---------     ---------    ---------     ---------     ---------
          Gross profit ............................       74,013        72,228       60,104        46,582        38,165
Selling, general and administrative expenses ......       44,076        41,924       36,868        29,517        24,414
Research and development expenses .................       20,541        15,495       13,704        11,123         9,511
Restructuring costs (2) ...........................        5,852         3,857           --            --           930
Non-recurring charges - acquisitions ..............        3,533            --           --            --            --
                                                       ---------     ---------    ---------     ---------     ---------

          Operating income ........................           11        10,952        9,532         5,942         3,310
Technology dispute settlement costs (3) ...........           --            --           --            --         2,073
Other income (expenses), net ......................            9           365         (114)       (2,197)       (1,682)
                                                       ---------     ---------    ---------     ---------     ---------
          Income (loss) before income taxes and
                       extraordinary charge .......           20        11,317        9,418         3,745          (445)
Provision for income taxes ........................        1,900         3,743        3,154         1,412           335
                                                       ---------     ---------    ---------     ---------     ---------
          Income (loss) before extraordinary charge       (1,880)        7,574        6,264         2,333          (780)
Extraordinary charge for early retirement of debt .           --            --       (1,300)           --            --
                                                       ---------     ---------    ---------     ---------     ---------
          Net income (loss) .......................    $  (1,880)    $   7,574    $   4,964     $   2,333     $    (780)
                                                       =========     =========    =========     =========     =========
Income (loss) per common share-basic:
          Income (loss) before extraordinary charge    $    (.25)    $    1.20    $    1.26     $     .51     $    (.16)
          Extraordinary charge ....................           --            --         (.26)           --            --
                                                       ---------     ---------    ---------     ---------     ---------

          Net income (loss) .......................    $    (.25)    $    1.20    $    1.00     $     .51     $    (.16)
                                                       =========     =========    =========     =========     =========
Income (loss) per common share-diluted:
          Income (loss) before extraordinary charge    $    (.25)    $    1.00    $     .98     $     .45     $    (.16)
          Extraordinary charge ....................           --            --         (.20)           --            --
                                                       ---------     ---------    ---------     ---------     ---------

          Net income (loss) .......................    $    (.25)    $    1.00    $     .78     $     .45     $    (.16)
                                                       =========     =========    =========     =========     =========
Weighted average number of common shares:
          Basic ...................................        7,375         6,299        4,957         4,603         4,861
                                                       =========     =========    =========     =========     =========
          Diluted .................................        7,375         7,541        6,373         5,137         4,861
                                                       =========     =========    =========     =========     =========

                                                                                   JUNE 30,
                                                       ----------------------------------------------------------------
                                                         1998          1997         1996          1995          1994
                                                       ---------     ---------    ---------     ---------     ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ...................................    $  27,697     $  41,978    $  33,412     $  23,014     $  14,620
Total assets ......................................       89,110        79,389       65,008        51,719        41,607
Total debt and capitalized leases .................        2,294           160        5,910        18,042        15,235
Total stockholders' equity ........................       54,107        54,324       39,159        19,006        14,660

(1) Included in cost of sales in fiscal 1998 are inventory write downs of $2,697 pursuant to a restructuring of the Company's business.

(2) Restructuring costs were incurred in fiscal 1994 due to a restructuring of the Company's worldwide sales organization and the closure of its research facility in the United Kingdom; in fiscal 1997 due to a restructuring of the Company's High Energy Physics business and in fiscal 1998 due to a restructuring of the Company's business.

(3) Included in technology dispute settlement costs in fiscal 1994 are certain legal fees and related expenses and a $1.5 million payment related to an agreement settling certain litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

OVERVIEW

     The Company's original digital oscilloscope technology was derived from its historical efforts in developing products for high energy physics ("HEP") research. In 1985 the Company introduced its first digital oscilloscope product. In 1998 the Company continued to expand its product offerings with new high end oscilloscopes, production of the NEWSLine LAN monitor and the acquisitions of Digitech Industries, Inc. and Preamble Instruments, Inc.

     The Company has manufacturing facilities in both the United States and Switzerland and purchases parts, components and sub-assemblies from a variety of vendors around the world in a variety of currencies and sells its products worldwide in a variety of currencies. This subjects the Company to certain risks including fluctuations in foreign currency exchange rates, changes in government policies, legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. For information with respect to the risks arising from fluctuations in foreign currency exchange rates and certain measures adopted by the Company to mitigate to a degree such risks, see "Business -- Foreign Currency Exchange."

RESULTS OF OPERATIONS

     The table indicates the percentage of total revenues represented by each item in the Company's consolidated statements of operations and has been restated for an acquisition accounted for by the pooling of interests method.

                                                               YEARS ENDED JUNE 30,
                                                            --------------------------
                                                            1998       1997      1996
                                                            -----      -----     -----
Revenues
     Digital oscilloscopes and related products ........     81.7%      83.4%     79.6%
     LAN/WAN test instruments ..........................      8.5        6.2       5.6
     High energy physics products ......................      4.7        5.6      10.1
     Service and other .................................      5.1        4.8       4.7
                                                            -----      -----     -----
          Total ........................................    100.0      100.0     100.0
Cost of sales ..........................................     43.5       42.4      44.4
                                                            -----      -----     -----
     Gross profit ......................................     56.5       57.6      55.6
Selling, general and administrative expenses ...........     33.6       33.4      34.1
Research and development expenses ......................     15.7       12.4      12.7
Restructuring costs ....................................      4.5        3.1        --
Nonrecurring charges - acquisitions ....................      2.7         --        --
                                                            -----      -----     -----
     Operating income ..................................       --        8.7       8.8
Other income (expenses), net ...........................       --        0.3      (0.1)
                                                            -----      -----     -----
     Income before income taxes and extraordinary charge       --        9.0       8.7
Provision for income taxes .............................      1.4        3.0       2.9
                                                            -----      -----     -----
     Income (loss) before extraordinary charge .........     (1.4)       6.0       5.8
Extraordinary charge for early retirement of debt ......       --         --      (1.2)
                                                            -----      -----     -----
     Net income (loss) .................................     (1.4)%      6.0%      4.6%
                                                            =====      =====     =====

Restructuring Costs

     In the fourth quarter of fiscal 1998 the Company finalized a restructuring plan amounting to $8.5 million ($7.9 million after taxes or $1.07 per basic share) in response to continuing uncertainties in the Pacific Region. These charges included inventory write downs of $2.7 million included in cost of sales, the write down of plant assets, leases and contracts of $2.9 million, and reduction of 90 full and part-time employees of the Company's current workforce, which amounted to $2.9 million. The restructuring plan is expected to be completed by the end of fiscal 1999.

         In January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. In connection with the plan, the Company has taken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes), of which $0.6 million related to severance. At June 30, 1998, $272,000 remained for the restructuring which is to be completed in the first quarter of fiscal 1999.

Comparison of Fiscal Years 1998 and 1997

     Total revenues increased to $131.0 million in 1998 from $125.4 million in 1997, or 4%, and represented record full-year revenues for the Company. Revenues increased as a result of an increase in average selling prices of digital oscilloscopes and an increase in revenues related to LAN/WAN test instruments. On a geographic basis, total revenues increased to $67.0 million in 1998 from $58.9 million in 1997, or 14%, in the United States, declined to $38.8 million in 1998 from $42.7 million in 1997, or 9%, in Europe and increased to $25.3 million in 1998 from $23.7 million in 1997, or 7%, in the rest of the world, principally Japan and the rest of Asia.

      The increase in revenues was lowered by approximately $4.7 million in the current year attributable to the net impact of the strengthening of the United States dollar versus the Japanese yen, Swiss franc, French franc and German deutschemark, as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Revenues from digital oscilloscopes and related products increased 2% to $107.1 million in 1998, including $5.5 million in fees for digital oscilloscope solutions, from $104.6 million in 1997. This increase in revenues was attributable to an increase in sales in the Company's LC family of digital oscilloscopes and license fees for digital oscilloscope solutions. Average selling prices of digital oscilloscope and related products increased marginally, as compared to fiscal 1997 offset by a similar decline in unit volume.

     Revenues from LAN/WAN test instruments, acquired in the Digitech acquisition, increased to $11.1 million in 1998 from $7.7 million in 1997, or 43%. The increase is primarily the result of license fee revenues of $3.0 million received in the third quarter of the current year.

     Revenues from sales of HEP products declined to $6.2 million in 1998 from $7.0 million in 1997, or 12%. The Company believes that revenues from sales of HEP products, which represented approximately 5% of total revenues in 1998 as compared to approximately 6% of total revenues in 1997, are likely to continue to represent a declining portion of its total revenues in the future.

     Service and other revenues increased to $6.7 million in 1998 from $6.1 million in 1997, or 10%, due primarily to the continued increase in marketing of service and support programs for digital oscilloscopes and related products and higher sales of upgrades for such products.

     Gross profit for fiscal 1998, excluding the impact of restructuring charges of $2.7 million, was 58.6% of revenues compared to 57.6% for fiscal 1997. This growth was due to increased revenues from fees for digital oscilloscope solutions and LAN/WAN license fee revenues.

     Selling, general and administrative expenses increased to $44.1 million in 1998 from $41.9 million in 1997, or 5%. These expenses increased as the Company expanded sales management and staff at each of its regional sales headquarters and incurred additional sales commissions due to higher sales volume and the expansion of administrative management and support staff. As a percentage of total revenues, selling, general and administrative expenses were 33.6% in 1998 compared to 33.4% in 1997.

     Research and development expenses increased to $20.5 million in 1998 from $15.5 million in 1997, or 33%. This higher level of research and development expenses reflects an increase in connection with introductions of new digital oscilloscopes and related products, continued development of network products and a $2.5 million technology payment that will enhance LeCroy's position in both the oscilloscope and networking businesses. As a percentage of total revenues, research and development expenses were 15.7% in 1998 compared to 12.4% in 1997. The Company's objective is to maintain annual research and development expenses at approximately 12% to 14% of total revenues.

     Non-recurring charges for acquisitions in fiscal 1998 related to transaction costs and one time charges resulting from the merger of Digitech Industries, Inc. which included at $1.3 million provision for environment clean up, $.6 million for professional fees and write down of assets associated with duplicate product lines, and a $1.6 million purchase of incomplete technology resulting from the purchase of Preamble Instruments, Inc.

     Operating income, excluding the impact of the restructuring and non-recurring charges-acquisitions was $12.1 million in 1998 and $14.8 million in 1997. As a percentage of total revenues, operating income, excluding the impact of the restructuring and non-recurring charges, was 9.2% in 1998 as compared to 11.8% in 1997.

     Interest income and financing charges net, included in other income (expenses), was $486,000 in 1998 compared to interest expense of $313,000 in 1997. The improvement in the current year is due primarily to reduced levels of debt, paid down from funds received in the third quarter of fiscal 1997 from the Company's secondary public offering of its common stock. Average borrowing levels were $1.2 million in 1998 as compared to $4.9 million in 1997. Operating results in fiscal 1998 and 1997 included currency exchange gains (losses) of approximately $(477,000) and $678,000, respectively.

     The Company's effective income tax rate for 1998, before restructuring and non-recurring charges-acquisitions, was 29.7%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. This agreement is in effect through fiscal year end 2000.

     Excluding the impact of the restructuring and non-recurring charges-acquisitions amounting to $10.4 million, net income declined 16% to $8.5 million in 1998 compared to $10.1 million in 1997. Excluding the impact of the restructuring charges and non-recurring charges-acquisitions, net income as a percentage of total revenues was 6.5% compared to 8% for 1997.

Comparison of Fiscal Years 1997 and 1996

     Total revenues increased to $125.4 million in 1997 from $108.2 million in 1996, or 16%, and represented record full-year revenues for the Company. Revenues increased primarily as a result of an increase in unit sales of higher margin digital oscilloscopes and related products. On a geographic basis, total revenues increased to $58.9 million in 1997 from $48.9 million in 1996, or 21%, in the United States, to $42.7 million in 1997 from $42.3 million in 1996, or 1%, in Europe and to $23.7 million in 1997 from $17 million in 1996, or 40%, in the rest of the world, principally Japan and the rest of Asia.

      The increase in revenues was lowered by approximately $5.4 million in 1997 attributable to the net impact of the strengthening of the United States dollar versus the Japanese yen, Swiss franc, French franc and German deutschemark, as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Revenues from digital oscilloscopes and related products increased 22% to $104.6 million in 1997, including $2.0 million dollars in fees for digital oscilloscope solutions, from $86.1 million in 1996. This increase in revenues was primarily attributable to a 13% increase in unit sales of the higher-end products in the Company's 9300 family of digital oscilloscopes including the 938X model introduced in June 1996, together with sales of the LC series of color digital oscilloscopes introduced in fiscal 1997. Average selling prices of digital oscilloscope and related products increased by 7% as compared to fiscal 1996 as a result of a continuing change in the Company's product mix towards higher-end products. In addition to the above fees, the Company recognized $2.0 million dollars in license fee revenues.

     Revenues from LAN/WAN test instruments, acquired in the Digitech acquisition, increased to $7.7 million in 1997, from $6.1 million in 1996 or 27%, due to increased sales volume.

     Revenues from sales of HEP products declined to $7.0 million in 1997 from $11.0 million in 1996, or 36%. The Company in recent years has experienced a continuing decrease in HEP revenues due to a variety of factors, including a decline in United States government funding for defense and the phase-out of the Company's digitizer products. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues in 1997 as compared to approximately 10% of total revenues in 1996, are likely to continue to represent a declining portion of its total revenues in the future, attributable in part to lower anticipated order volumes. As a result of this continued revenue decline, in January 1997 the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. Under this plan, the Company redirected its engineering resources within this business unit to focus principally on the development and sale of signal analysis chip sets and subsystems for HEP applications as well as new commercial applications. In connection with the plan, the Company has undertaken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after tax) and was substantially completed in fiscal 1998.

     Service and other revenues increased to $6.1 million in 1997 from $5.1 million in 1996, or 20%, due primarily to the continued increase in marketing of service and support programs for digital oscilloscopes and related products and higher sales of upgrades for such products.

     Gross profit for fiscal 1997 was 57.6% of revenues compared to 55.6% for fiscal 1996. This growth was due primarily to increased revenues from higher sales volume of certain higher margin 9300 series digital oscilloscopes and reduced HEP sales, which carry a lower margin, coupled with reduced material costs and increased operating efficiencies at the Company's manufacturing facility in Chestnut Ridge, New York, and license fee revenues. The increase in gross profit was hampered by $2.0 million due to the strengthening of the United States dollar versus the Swiss franc, Japanese yen and the German deutschemark as compared to the exchange rates prevailing in the prior fiscal year.

     Selling, general and administrative expenses increased to $41.9 million in 1997 from $36.9 million in 1996, or 14%. These expenses increased as the Company expanded sales management and staff at each of its regional sales headquarters and incurred additional sales commissions due to higher sales volume and the expansion of administrative management and support staff. As a percentage of total revenues, selling, general and administrative expenses declined to 33.4% in 1997 compared to 34.1% in 1996.

     Research and development expenses increased to $15.5 million in 1997 from $13.7 million in 1996, or 13%. This higher level of research and development expenses reflects an increase in connection with introductions of new digital oscilloscopes and related products and continued development of a LAN monitor. As a percentage of total revenues, research and development expenses were 12.4% in 1997 compared to 12.7% in 1996. The Company's objective is to maintain annual research and development expenses at approximately 12% to 14% of total revenues.

     Operating income, excluding the impact of the HEP restructuring charges, increased to $14.8 million in 1997 from $9.5 million in 1996, or 55%. As a percentage of total revenues, operating income, excluding the impact of the restructuring charges, was 11.8% in 1997 as compared to 8.8% in 1996. The increase in operating income was due to increased revenues in the current year coupled with improved operating efficiencies and other factors listed above.

     Net interest and financing charges, included in other income (expenses), net, decreased to $313,000 in 1997 compared to $653,000 in 1996. The decrease in the current year is due primarily to reduced levels of debt, paid down from funds received in the third quarter of fiscal 1997 from the Company's secondary public offering of its common stock. Average borrowing levels were $4.9 million in 1997 as compared to $7.6 million in 1996. Operating results in fiscal 1997 and 1996 included currency exchange gains of approximately $678,000 and $539,000, respectively.

     The Company's effective income tax rate for 1997 was 33.1%. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. This agreement is in effect through fiscal year end 2000.

     Excluding the impact of the HEP restructuring charges, income before extraordinary charge increased 61% to $10.1 million in 1997 compared to $6.3 million in 1996. Excluding the impact of the restructuring charges, income before extraordinary charge as a percentage of total revenues was 8% compared to 5.8% for 1996.

YEAR 2000

     The Company has undertaken a major Company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies. The Company believes its financial operating systems in New York are currently Year 2000 compliant and is currently in the testing phase to validate compliance however, the Geneva, Switzerland location is not. It is the Company's intention to implement its new ERP (Enterprise Resource Planning) system in July 1999, which is compliant, however, if the ERP system is not ready, the Company has a contingency plan to upgrade our legacy system in Geneva, to be year 2000 compliant. The Company continues to work with other third party suppliers to identify exposure and obtain compliance. The Company anticipates no material adverse effect resulting from Year 2000 problems. This represents a forward looking statement under the Private Securities Litigation Reform Act of 1997. Undiscovered issues related to the Year 2000 issue could have an adverse impact.

LIQUIDITY AND CAPITAL RESOURCES

     LeCroy's funded debt stood at 4% of total capital at June 30, 1998. Working capital, including $1.9 million in cash and cash equivalents, was $27.7 million at June 30, 1998, which represented a working capital ratio of 1.8 to 1, compared to $42.0 million, or 2.7 to 1, at June 30, 1997.

     Cash flows provided by (used in) operating activities were $(1.5) million in fiscal 1998 compared to $13 million in fiscal 1997 and $8.6 million in fiscal 1996. The 1998 cash flows from operations declined in comparison to the prior two fiscal years as the result of lower operating earnings in the current year coupled with higher operating assets. Combined accounts receivable and inventories at year-end were 44% of fiscal 1998 revenues compared to 36% in fiscal 1997 and 39% in fiscal 1996. The higher accounts receivable and inventory levels are due primarily to introduction in the fourth quarter of fiscal 1998 of new high-end oscilloscopes.

     Capital expenditures were $6.5 million, $5.4 million and $3.8 million in fiscal 1998, 1997 and 1996, respectively. These capital expenditures were primarily for assembly, research, design and test equipment, facilities improvements and information systems software. Average net fixed assets employed were $11.7 million, or 8.9% of fiscal 1998 revenues, compared to $10.4 million or 8.3% of revenues in fiscal 1997. LeCroy anticipates that its capital spending for property and equipment in fiscal 1999 will approximate $9 million, primarily for design and test equipment, an ERP information system to improve our business processes, and facilities improvements. Funding for capital expenditures generally will be provided from internal sources.

     In February 1998 the Company made a $7 million equity investment in Iwatsu Electric Co., Ltd. which gives LeCroy a first right of refusal for Iwatsu's test and measurement business. In April 1998 the Company purchased manufacturing and distribution rights for complementary Iwatsu products for $4.7 million.

     The Company has financed its operations primarily through cash flows from operations as well as the net proceeds from its public offerings. LeCroy has an unused $15 million unsecured multicurrency credit agreement with two commercial banks, maturing in January 2002. The credit agreement contains financial covenants that include maintaining specified financial ratios, positive levels of net income and limitations on capital expenditures. At June 30, 1998, the Company was in violation of certain financial covenants which have been waived by the banks.

     In addition, the Company maintains certain foreign borrowing and overdraft facilities, principally a three million Swiss franc ($2.0 million using the U.S. dollar/Swiss franc exchange rate as of June 30, 1998 of which $1.8 million was used) multicurrency revolving credit agreement and a ten million French franc ($1.7 million using the U.S. dollar/French franc exchange rate as of June 30, 1998) multicurrency revolving credit agreement, both cancelable upon notice by the bank or the Company.

       The Company's cash together with amounts available under its multicurrency revolving credit agreement, and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

RISK MANAGEMENT

     The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to market risk from changes in interest rates, foreign exchange rates and market valuation of its foreign common stock investment. It's equity investment in Iwatsu Electric Co., Ltd. is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation which at June 30, 1998 has resulted in a $2 million reduction from the $7 million original cost. The change in the value of this asset is included as part of translation adjustment and unrealized loss on securities in stockholder's equity and is not included in income or loss.

     The Company's foreign debt, which at June 30, 1998 was comprised primarily of short-term facilities in Swiss francs, Dutch guilders and Japanese yen at fixed rates amounting to $2.2 million, does not subject the Company to significant interest rate risk as the borrowings are short term. The Company periodically uses foreign currency based borrowings in an effort to hedge foreign exchange risks.

NEW PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning July 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The information to be included in deriving comprehensive income, although not currently presented in a separate financial statement, is disclosed as a part of these financial statements. The Company has not yet determined the format it will utilize to present comprehensive income.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning July 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14 and amends SFAS No. 94. The Company is currently evaluating the impact that the adoption of SFAS No. 131 will have on its consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               LECROY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
Report of Independent Auditors....................................................................   24

Consolidated Balance Sheets as of June 30, 1998 and 1997..........................................   25
Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996............   26
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996..   27
Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996............   28

Notes to Consolidated Financial Statements........................................................   29

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
 LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       ERNST & YOUNG LLP


Hackensack, New Jersey
August 3, 1998

                               LECROY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  JUNE 30,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------
                                     ASSETS
Current Assets:
        Cash and cash equivalents ......................................................     $  1,895    $ 19,884
        Accounts receivable, less allowance of $568 in 1998 and $217 in 1997 ...........       31,297      25,661
        Inventories ....................................................................       26,682      19,457
        Other current assets ...........................................................        2,556       1,774
                                                                                             --------    --------
                Total current assets ...................................................       62,430      66,776
Property and equipment, at cost:
        Land and building ..............................................................        6,825       5,894
        Furniture, machinery and equipment .............................................       29,907      29,113
                                                                                             --------    --------
                                                                                               36,732      35,007
        Less: Accumulated depreciation and amortization ................................      (24,937)    (23,419)
                                                                                             --------    --------
                                                                                               11,795      11,588
Marketable securities ..................................................................        5,073        --
Other assets ...........................................................................        9,812       1,025
                                                                                             --------    --------
                                                                                             $ 89,110    $ 79,389
                                                                                             ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Current debt ...................................................................     $  2,294    $     84
        Accounts payable ...............................................................        9,970       7,022
        Accrued Expenses:
            Warranty ...................................................................        1,943       1,965
            Other ......................................................................        6,980       4,407
            Compensation and benefits ..................................................        7,506       5,259
            Restructuring ..............................................................        2,516         970
            Income taxes ...............................................................        3,524       5,091
                                                                                             --------    --------
                Total current liabilities ..............................................       34,733      24,798
Long-term debt and capitalized leases ..................................................         --            76
Deferred compensation ..................................................................          270         191
Contingencies and commitments
Stockholders' Equity:
        Preferred stock, $.01 par value (Authorized 2,913,043 shares, none issued
            and outstanding) ...........................................................         --          --
        Series B Preferred stock, $.01 par value (Authorized 782,609 shares, none
            issued and outstanding) ....................................................         --          --
        Series C Preferred stock, $.01 par value (Authorized 1,304,348 shares, none
            issued and outstanding) ....................................................         --          --
        Common stock, $.01 par value (Authorized 45,000,000 shares; 7,568,667 and
            7,276,921 issued and 7,568,667 and 7,164,766 outstanding in 1998 and
            1997, respectively) ........................................................           76          73
        Additional paid-in capital .....................................................       37,867      33,642
        Less: Treasury stock at cost; (112,155 shares in 1997) .........................         --          (813)
        Foreign currency translation adjustment ........................................       (3,889)     (1,969)
        Net unrealized loss on securities available for sale ...........................       (1,458)       --
        Retained earnings ..............................................................       21,511      23,391
                                                                                             --------    --------
                Total stockholders' equity .............................................       54,107      54,324
                                                                                             --------    --------
                                                                                             $ 89,110    $ 79,389
                                                                                             ========    ========

   The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             YEARS ENDED JUNE 30,
                                                      ----------------------------------
                                                         1998         1997        1996
                                                      ---------    ---------   ---------
Revenues:
        Digital oscilloscopes and related products    $ 107,084    $ 104,582   $  86,061
        LAN/WAN test instruments ..................      11,058        7,741       6,082
        High energy physics products ..............       6,167        6,993      10,952
        Service and other .........................       6,700        6,085       5,077
                                                      ---------    ---------   ---------
                Total .............................     131,009      125,401     108,172
Cost of sales .....................................      56,996       53,173      48,068
                                                      ---------    ---------   ---------
        Gross profit ..............................      74,013       72,228      60,104
Operating expenses:
        Selling, general and administrative .......      44,076       41,924      36,868
        Research and development ..................      20,541       15,495      13,704
        Restructuring costs .......................       5,852        3,857        --
        Non-recurring charges - acquisitions ......       3,533         --          --
                                                      ---------    ---------   ---------
Operating income ..................................          11       10,952       9,532
Other income (expenses), net ......................           9          365        (114)
                                                      ---------    ---------   ---------

Income before income taxes and extraordinary charge          20       11,317       9,418
Provision for income taxes ........................       1,900        3,743       3,154
                                                      ---------    ---------   ---------

Income (loss) before extraordinary charge .........      (1,880)       7,574       6,264
Extraordinary charge for early retirement of debt .        --           --        (1,300)
                                                      ---------    ---------   ---------

Net income (loss) .................................   $  (1,880)   $   7,574   $   4,964
                                                      =========    =========   =========

Income (loss) per common share:
     Basic:
     Income (loss) before extraordinary charge ....   $    (.25)   $    1.20   $    1.26
     Extraordinary charge .........................        --           --          (.26)
                                                      ---------    ---------   ---------
     Net income (loss) ............................   $    (.25)   $    1.20   $    1.00
                                                      =========    =========   =========

     Diluted:
     Income (loss) before extraordinary charge ....   $    (.25)   $    1.00   $     .98
     Extraordinary charge .........................        --           --          (.20)
                                                      ---------    ---------   ---------
     Net income (loss) ............................   $    (.25)   $    1.00   $     .78
                                                      =========    =========   =========

Weighted average number of common shares:
Basic .............................................       7,375        6,299       4,957
                                                      =========    =========   =========
Diluted ...........................................       7,375        7,541       6,373
                                                      =========    =========   =========

   The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)


                                          SERIES B            SERIES C
                                      PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK   ADDITIONAL   TREASURY STOCK
                                      ---------------     ---------------     --------------   PAID-IN    ----------------
                                      SHARES   AMOUNT     SHARES   AMOUNT     SHARES  AMOUNT   CAPITAL    SHARES    AMOUNT
                                      ------   ------     ------   ------     ------  ------  ----------  ------    ------
Balance at June 30, 1995,
   as previously reported .........    559      $  6        656    $  7       2,939    $29     $ 5,419     (622)  $ (3,133)
   Adjusted for pooling of
    interests .....................                                             454      5       2,315
                                       ---      ----        ---    ----       -----    ---     -------     ----   --------
Balance at June 30, 1995, as
    restated ......................    559         6        656       7       3,393     34       7,734     (622)    (3,133)
    Public sale of common
       stock ......................                                           1,500     15      15,297
    Exercise of stock rights ......    223         2                                               912
    Conversion  of preferred
       stock ......................   (782)       (8)      (656)     (7)      1,439     15
    Redemption of preferred
       stock by pooled
      company .....................                                                               (492)
    Stock option and stock
       purchase plans .............                                                                499      171        799
    Foreign currency
       translation ................
    Net income ....................
                                                                              -----    ---     -------     ----   --------
Balance at June 30, 1996 ..........                                           6,332     64      23,950     (451)    (2,334)
    Public sale of common
       stock ......................                                             354      3       7,717
    Conversion of stock
       warrants ...................                                             591      6          (6)
    Stock option and stock
       purchase plans .............                                                              1,531      339      1,521
    Tax benefit from exercise
       of stock options ...........                                                                450
    Foreign currency
       translation ................
    Net income ....................
                                                                              -----    ---     -------     ----   --------
Balance at June 30, 1997 ..........                                           7,277     73      33,642     (112)      (813)
    Stock option and stock
       purchase plans .............                                             257      3       2,729      112        813
    Issuance of stock for
       business acquisition .......                                              35              1,407
    Tax benefit from exercise
       of stock options ...........                                                                 89
    Foreign currency
       translation ................
    Unrealized loss on securities
       available for sale .........
    Net loss
                                                                              -----    ---     -------     ----   --------
Balance at June 30, 1998 ..........                                           7,569    $76     $37,867
                                                                              =====    ===     =======     ====   ========


                                                    UNREALIZED
                                         FOREIGN      LOSS ON
                                         CURRENCY   SECURITIES
                                       TRANSLATION   AVAILABLE    RETAINED
                                        ADJUSTMENT    FOR SALE     EARNINGS   TOTAL
                                       -----------  ----------    ---------   -----
Balance at June 30, 1995,
   as previously reported .........     $  3,397                  $ 11,715   $ 17,440
   Adjusted for pooling of
    interests .....................                                   (754)     1,566
                                        --------      --------    --------   --------
Balance at June 30, 1995, as
    restated ......................        3,397                    10,961     19,006
    Public sale of common
       stock ......................                                            15,312
    Exercise of stock rights ......                                               914
    Conversion  of preferred
       stock ......................
    Redemption of preferred
       stock by pooled
      company .....................                                   (108)      (600)
    Stock option and stock
       purchase plans .............                                             1,298
    Foreign currency
       translation ................       (1,735)                              (1,735)
    Net income ....................                                  4,964      4,964
                                        --------      --------    --------   --------
Balance at June 30, 1996 ..........        1,662                    15,817     39,159
    Public sale of common
       stock ......................                                             7,720
    Conversion of stock
       warrants ...................
    Stock option and stock
       purchase plans .............                                             3,052
    Tax benefit from exercise
       of stock options ...........                                               450
    Foreign currency
       translation ................       (3,631)                              (3,631)
    Net income ....................                                  7,574      7,574
                                        --------      --------    --------   --------
Balance at June 30, 1997 ..........       (1,969)                   23,391     54,324
    Stock option and stock
       purchase plans .............                                             3,545
    Issuance of stock for
       business acquisition .......                                             1,407
    Tax benefit from exercise
       of stock options ...........                                                89
    Foreign currency
       translation ................       (1,920)                              (1,920)
    Unrealized loss on securities
       available for sale .........                   $ (1,458)                (1,458)
    Net loss ......................                                 (1,880)    (1,880)
                                        --------      --------    --------   --------
Balance at June 30, 1998 ..........     $ (3,889)     $ (1,458)   $ 21,511   $ 54,107
                                        ========      ========    ========   ========


   The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                YEARS ENDED JUNE 30,
                                                                          --------------------------------
                                                                             1998       1997        1996
                                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) .............................................   $ (1,880)   $  7,574    $  4,964
        Adjustments for noncash items included in operating activities:
             Depreciation and amortization ............................      3,818       3,205       2,280
             Restructuring provisions .................................      7,298       3,617        --
             Deferred income taxes ....................................        640          79         165
             Non-recurring charges - acquisitions .....................      3,100        --          --
             Extraordinary charge and other ...........................       --          --         1,300
        Change in operating asset and liability components:
             Accounts receivable ......................................     (8,253)     (4,258)     (3,988)
             Inventories ..............................................     (9,333)       (564)       (902)
             Prepaid expenses and other assets ........................        487        (164)       (579)
             Accounts payable, accrued warranty and accrued liabilities      3,595         495       1,885
             Accrued employee compensation and benefits ...............        550       1,084       1,422
             Income taxes .............................................     (1,539)      1,929       2,060
                                                                          --------    --------    --------
Net cash (used in) provided by operating activities ...................     (1,517)     12,997       8,607
                                                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment ............................     (4,544)     (5,402)     (3,849)
        Business acquisitions, net of acquired cash ...................     (1,013)       --          --
        Investment in equity securities ...............................     (7,054)       --          --
        Purchase of intangible assets .................................     (4,700)       --          --
        Investment in computer software ...............................     (1,952)       --          --
        Proceeds from disposal of property and equipment ..............         19          38        --
        Due from officers .............................................       --            35         147
                                                                          --------    --------    --------
Net cash used in investing activities .................................    (19,244)     (5,329)     (3,702)
                                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net change in short term debt .................................      2,332           1          83
        Proceeds from issuance of debt and capitalized leases .........       --          --         4,767
        Repayment of debt, capitalized leases and other ...............        (76)     (5,838)    (17,490)
        Public sale of common stock ...................................       --         7,720      15,312
        Proceeds from exercise of stock rights ........................       --          --           914
        Proceeds from exercise of stock options and stock purchases ...      3,545       3,052       1,298
                                                                          --------    --------    --------
Net cash provided by financing activities .............................      5,801       4,935       4,884
                                                                          --------    --------    --------
Effect of exchange rates on cash ......................................     (3,029)     (3,083)     (1,026)
                                                                          --------    --------    --------
        Increase (decrease) in cash and cash equivalents ..............    (17,989)      9,520       8,763
        Cash and cash equivalents at beginning of the year ............     19,884      10,364       1,601
                                                                          --------    --------    --------
        Cash and cash equivalents at end of the year ..................   $  1,895    $ 19,884    $ 10,364
                                                                          ========    ========    ========
Supplemental Cash Flow Disclosure Cash paid during the year for:
              Interest ................................................   $     45    $    514    $    649
              Income taxes ............................................      2,631       1,389         950
        Tax benefit of disqualifying dispositions of stock options ....         89         450        --


   The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the accounts of LeCroy Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year. The consolidated financial statements have been restated, for all periods to reflect the combination in 1998 with an acquired business which has been accounted for by the pooling of interests method.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     Fiscal Year Ending Dates

         The operations of the U.S. Company, LeCroy Corporation, have a fiscal year end of the Saturday closest to June 30 (June 29, 1996, June 28, 1997, and June 27, 1998). For each of the fiscal years, the fiscal year represented a 52 week period. The majority of foreign subsidiaries have a June 30 fiscal year end. The consolidated financial statements' year end references are stated as of June 30.

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

     Marketable Securities

        The Company classifies its equity investments as available for sale and are reported at fair market value. Unrealized gains or losses are reported net of tax and foreign exchange effect in stockholders' equity until disposition. At June 30, 1998, cost is $7,054, gross unrealized loss is $1,981 and fair market value is $5,073.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


    Property and Equipment

         Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. The estimated useful lives are as follows:

         Building.......................................      20-32 years
         Furniture, machinery and equipment.............       3-12 years

     Intangible Assets

         The cost of product technology and manufacturing and distribution rights acquired is being amortized primarily on a straight-line basis over five years, but in no event longer than their expected useful lives. Excess of cost over fair market value of net assets acquired is being amortized on a straight line basis over fifteen years.

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

      Foreign Exchange

         The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The adjustment resulting from this translation is included in a separate component of stockholders' equity. Gains (losses) in fiscal 1998, 1997 and 1996 resulting from foreign currency transactions approximated $(477), $678 and $539, respectively, and are included in other income (expenses), net.

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

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Per Share Information

         During the fiscal year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. All prior periods have been restated to comply with the provisions of SFAS No. 128. The only reconciling item between the denominator used to calculate basic EPS and the denominator used to calculate diluted EPS is the dilutive effect of stock options issued to employees of the Company. The Company has issued no other potentially dilutive common stock equivalents. Common stock equivalents are excluded from the loss per share calculation in fiscal 1998 because the effect would be anti-dilutive.

2. RESTRUCTURING COSTS

        In the fourth quarter of fiscal 1998 the Company finalized a restructuring plan amounting to $8.5 million ($7.9 million after taxes or $1.07 per basic share) in response to continuing uncertainties in the Pacific Region. These charges included inventory write downs of $2,697 included in cost of sales, the write down of plant assets, leases, and contracts of $2,922 and severance and employee benefit costs of $2,930 from the reduction of 90 full and part-time employees of the Company's current workforce, of which approximately $1,161 had been paid at June 30, 1998. The restructuring plan is expected to be completed by the end of fiscal 1999.

         In January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. In connection with the plan, the Company has taken a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes), of which $0.6 million related to severance. At June 30, 1998, $272 remained for this restructuring which is to be completed in the first quarter of fiscal 1999.

3. INVENTORIES

         Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                               JUNE 30,
                                                     ---------------------------
                                                       1998                1997
                                                     -------             -------
Raw materials ...................................    $11,377             $ 6,999
Work in process .................................      6,206               4,083
Finished goods ..................................      9,099               8,375
                                                     -------             -------
                                                     $26,682             $19,457
                                                     =======             =======

         The allowance for excess and obsolete inventory, included above, amounted to $5,087 in 1998 and $4,732 in 1997 which includes $3,005 and $2,103 for inventory writedowns as of June 30, 1998 and 1997, respectively for restructuring (see Note 2).

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. OTHER ASSETS

        Other assets consist of the following:

                                                                  JUNE 30,
                                                             -------------------
                                                              1998         1997
                                                             ------       ------
Manufacturing and distribution rights, net ..............    $4,643         --
Computer software for internal use ......................     1,952         --
Excess of cost over net assets acquired, net ............     1,818         --
Deferred compensation ...................................       270       $  191
Other ...................................................     1,129          834
                                                             ------       ------
                                                             $9,812       $1,025
                                                             ======       ======


5. INCOME TAXES

The components of income (loss) before income taxes and extraordinary charge are as follows:

                                      1998              1997             1996
                                    --------          --------         --------
Domestic .......................    $ (3,127)         $    940         $   (942)
Foreign ........................       3,147            10,377           10,360
                                    --------          --------         --------
                                    $     20          $ 11,317         $  9,418
                                    ========          ========         ========

The provision for income taxes for the fiscal year June 30 is as follows:

                                             1998           1997           1996
                                            ------         ------         ------
Current US ........................         $  380         $  222         $  162
Current Foreign ...................            880          3,442          2,827
Deferred Foreign ..................            640             79            165
                                            ------         ------         ------
                                            $1,900         $3,743         $3,154
                                            ======         ======         ======

The reconciliation between U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                                1998       1997       1996
                                                              -------    -------    -------
Tax at U.S. federal statutory rate ........................   $     7    $ 3,961    $ 2,841

Increase (reduction) to statutory tax rate from:
        Difference between U.S. and foreign rates .........    (1,111)    (1,897)      (943)
        Change in valuation allowances due to restructuring     2,344       --         --
        Change in other valuation allowances ..............     1,228      1,404      1,398
        Other, net ........................................      (568)       275       (142)
                                                              -------    -------    -------
Income tax expense ........................................   $ 1,900    $ 3,743    $ 3,154
                                                              =======    =======    =======

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Significant components of the Company's deferred tax assets as of June 30, 1998 and 1997 were as follows:

                                                             1998         1997
                                                           -------      -------
DEFERRED TAX ASSETS:

Federal and state loss and credit carryforwards ......     $ 3,145      $ 1,551
Foreign loss and credit carryforwards ................       1,211          362
Inventory and other reserves .........................       4,849        2,468
                                                           -------      -------
Total deferred tax assets ............................       9,205        4,381
Valuation allowance ..................................      (9,205)      (4,322)
                                                           -------      -------
Net deferred tax assets ..............................         $--      $    59
                                                           =======      =======


         Included in current income taxes payable in 1998 and 1997 is $371 and $556, respectively, of current deferred income taxes payable associated with foreign inventory provisions and other foreign tax reserves.

         At June 30, 1998, the Company had a deferred tax asset of $9,205 (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards, temporary differences, and other tax credits. Realization of the deferred tax asset depends on the Company's ability to generate future U.S. taxable income. Included in the total is $2,531 related to employee stock option exercises, the benefit of which, if realized, will increase paid-in-capital.

         Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits will be realized. Management believes that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and has recorded a 100% reserve against the asset at June 30, 1998. Management will continue to assess the realizability of the deferred tax asset at each interim and annual balance sheet date based on actual and forecasted operating results.

         In general it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries.

         The cumulative amount of undistributed earnings of consolidated foreign subsidiaries for which U.S. federal income tax has not been provided is $26,078 at June 30, 1998. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States or will be remitted substantially free of additional tax. Determining the U.S. income tax liability that might be payable if these earnings were remitted is not practicable.

         At June 30, 1998, the Company has a U.S. federal income tax net operating loss carryforward of $5,562 available to offset future taxable income. The carryforward has various expiration dates beginning in 2009 and ending in 2013. Foreign tax net operating losses of $668 at June 30, 1998 are available to offset future taxable income of certain foreign subsidiaries. The foreign losses expire in future periods based on year and country of origin.

6. DEBT

         At June 30, 1998, the Company had various foreign debt facilities outstanding, the principal amount includes 2,671 Swiss Francs ($1,755) outstanding under a 3,000 Swiss Franc multicurrency short term credit facility at interest rates of 5.25% to 7.75% depending on the currency in which the borrowing is denominated. In addition, there was $463 of debt outstanding under a foreign credit agreement and $76 in capital lease obligations.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         In December 1995, the Company finalized an unsecured $15 million multicurrency revolving line of credit agreement with two commercial banks which allows for borrowings in various currencies and provides for interest to be payable quarterly at the highest of the prime rate, the federal funds rate (as defined) plus 1/2 % or the Eurocurrency Interest Rate (as defined). As of June 30, 1998 there were no borrowings under this agreement. A commitment fee is assessed on the unused line of credit, payable at the end of each calendar quarter, at a rate of 3/16 of 1% per annum. The credit agreement expires on January 31, 2002. The agreement contains covenants that include maintaining specified financial ratios and positive levels of net income and limitations on capital expenditures. At June 30, 1998 the Company was in violation of certain financial covenants which have been waived by the banks.

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

         Interest income (expense), net, included in other income (expense), net was $486 in fiscal 1998, ($313) in fiscal 1997 and ($653) in fiscal 1996.

         The Company's debt approximates fair value.

         At June 30, 1998, the Company had short-term unused lines of credit aggregating $2,639 for foreign operations.

7. CAPITAL STOCK AND OPTION PLANS

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

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

        In July 1995, the Board of Directors amended and restated the Incentive Stock Option Plan of 1993. Under the Amended and Restated 1993 Stock Incentive Plan, 1,521,739 shares of Common Stock can be issued through the exercise of stock options, increasing 5% annually each July 1 during the term of the Plan. At July 1, 1998, a maximum of 2,507,033 shares were reserved for issuance. These options allow full-time employees, including officers, to purchase shares of Common Stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. No more than an aggregate of 2,608,696 shares of common stock may be issued pursuant to the exercise of incentive stock options granted under the amended 1993 Plan. This limitation does not apply to nonqualified stock options or restricted stock awards that may be granted under the amended 1993 Plan. The vesting period and expiration of each grant will be determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period and the life of the option is ten years from the date of grant.

        Under the Amended and Restated 1993 Stock Incentive Plan adopted July, 1995, "non-qualified" stock options can be issued to full-time employees, including officers and non-employee consultants. Options must be granted at an exercise price of at least 85% of the fair market value on the date of grant. The vesting period and expiration of each grant will be determined by the Compensation Committee of the Board of Directors. Transactions for incentive and "non-qualified" stock options for the Amended and Restated 1993 Stock Incentive Plan for fiscal years 1998, 1997 and 1996 are as follows:

                                                                         WEIGHTED
                                                        EXERCISE         AVERAGE
                                    NUMBER OF            PRICE           EXERCISE
                                     SHARES            PER SHARE          PRICE
                                    ---------        -------------       --------
Outstanding at June 30, 1995        1,051,278        $ 6.33-$10.47        $ 6.55
Granted ....................          327,706          9.20- 19.63         15.17
Exercised ..................         (128,570)         6.33- 10.47          6.62
Cancelled ..................           (2,132)                6.33          6.33
                                    ---------        -------------        ------
Outstanding at June 30, 1996        1,248,282          6.33- 19.63          8.80
Granted ....................          464,000         22.25- 32.25         26.71
Exercised ..................         (291,638)         6.33- 22.25          7.71
Cancelled ..................          (44,340)         6.33- 22.25         10.53
                                    ---------        -------------        ------
Outstanding at June 30, 1997        1,376,304        $ 6.33-$32.25         15.01
Granted ....................          965,606          5.95- 40.00         24.43
Exercised ..................         (331,535)         5.95- 22.25          8.16
Cancelled ..................         (291,806)         6.33- 40.00         32.01
                                    ---------        -------------        ------
Outstanding at June 30, 1998        1,718,569        $ 5.95-$36.75        $18.74
                                    =========        =============        ======


        On February 4, 1998 at the election of its U.S. optionees, LeCroy repriced outstanding options to purchase 193,538 shares of common stock having exercise prices ranging from $27.25 to $40 per share. The new exercise price is $22.63 per share, the closing price of the common stock on that date. On March 19, 1998 at the election of its Swiss optionees, LeCroy repriced outstanding options to purchase 46,000 shares of common stock having exercise prices ranging from $27.25 to $32.25 per share. The new exercise price is $19.38 per share, the closing price of the common stock on that date. The repriced options are included as cancelled and re-granted options in the table above.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                           AT JUNE 30, 1998                          AT JUNE 30, 1998
                              --------------------------------------------        -----------------------
                                               WEIGHTED        WEIGHTED                          WEIGHTED
                                               AVERAGE          AVERAGE                           AVERAGE
                                NUMBER OF      EXERCISE       CONTRACTUAL         NUMBER OF      EXERCISE
        RANGE                    SHARES          PRICE        LIFE (YEARS)         SHARES          PRICE
        -----                    -------         -----        ------------        ---------      --------
    $ 5.95-$12.00               407,781         $ 6.62            6.38             313,304        $  6.55
    $12.01-$24.00             1,163,788          21.39            9.05             144,688          18.43
    $24.01-$32.25               120,000          30.17            8.62              30,000          30.17
    $32.26-$36.75                27,000          36.71            9.08                 --              --
                              ---------         ------                             -------        -------
       Total                  1,718,569         $18.74                             487,992        $ 11.53

         Of the total options outstanding under the 1993 Plan, 487,992, 492,128 and 359,332 were exercisable at June 30, 1998, 1997 and 1996, respectively. Stock options available for grant were zero, zero and 144,887 at June 30, 1998, 1997 and 1996, respectively.

         In July 1995, the Board of Directors and stockholders approved the 1995 Non-Employee Director Stock Option Plan. Under the Non-Employee Director Option Plan, 217,391 shares of Common Stock can be issued during the term of the Plan. These options allow non-employee directors to purchase shares of Common Stock at prices equal to fair market value at the date of grant. As of June 30, 1998, no shares had been issued upon exercise of options granted under the Director Option Plan, options for 33,360 shares were outstanding at an exercise price of $9.20 - $37.00 per share and options to purchase 184,031 shares were available for future grant under the Plan.

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: weighted-average risk-free interest rates of 5.5% for 1998 and 6.5% for 1997 and 1996; no dividends; volatility factors of the expected market price of the Company's common stock of 0.389 for 1998 and
0.286 for 1997 and 1996 and a weighted-average expected life of the options of
5.0 years for 1998 and 5.3 years for 1997 and 1996.

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

         For purposes of pro forma disclosures, the estimated fair value of the options granted in 1998, 1997 and 1996 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 1998, 1997 and 1996 were $10.87, $9.22, and $6.04, respectively. The Company's pro forma information follows:

                                                  1998       1997       1996
                                                -------    -------    -------
Pro forma net income (loss) ..............      $(4,308)   $ 6,422    $ 4,713
Pro forma income (loss) per common share
        Basic .............................     $ (0.58)   $  1.02    $  0.95
        Diluted ...........................     $ (0.58)   $  0.85    $  0.74

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The pro forma disclosures presented above for fiscal year 1996 reflect compensation expense only for options granted in fiscal year 1996 and for fiscal year 1997 only for options granted in fiscal years 1996 and 1997 and for fiscal year 1998 for options granted in fiscal years 1996, 1997 and 1998. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

8. EMPLOYEE BENEFIT PLANS

         The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. Effective October 1, 1996, the Company matches up to 50% of employee contributions up to a maximum employer contribution of 2.5% of the employee's total compensation. For the years ended June 30, 1998, and 1997 the Company has expended $322 and $261, respectively in contributions to the plan.

         The Company's subsidiary in Switzerland maintains a defined contribution plan which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions amounting to $759 in 1998, $795 in 1997 and $737 in 1996 were charged to expense in each respective period.

         In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock, through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase Stock will terminate on July 7, 2005. To date, 127,142 shares have been issued under the Employee Stock Purchase Plan and 307,641 shares were available for future issuance.

         The Company maintains a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which has been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS"). Annually, the Board of Directors determines the contribution, if any, to the Employee Stock Ownership Trust ("ESOT") which trust has been established under the Plan for the purpose of administering and investing the funds contributed by the Company. For the years ended June 30, 1998, 1997 and 1996, respectively, the Company did not contribute to the ESOP, and does not intend to contribute in the future.

         For the year ended June 30, 1996, in lieu of a contribution to the ESOP, the Company distributed $450 to all eligible Chestnut Ridge employees through direct cash payments.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. SEGMENT INFORMATION AND GEOGRAPHIC AREAS

        The Company operates in a single industry segment and is engaged in the design, development, manufacture and sale of high-performance signal analyzers. The Company's operations by geographic area for the years ended June 30, 1998, 1997 and 1996 are presented below:

                                                      REVENUE
                                                        FROM            AREA
                           TOTAL      INTERAREA     UNAFFILIATED      OPERATING    IDENTIFIABLE
                          REVENUE      REVENUE        CUSTOMERS     INCOME (LOSS)     ASSETS
                         ---------    ---------     ------------    -------------  ------------
1998
United States ........   $  86,437    $ (19,483)      $  66,954      $    (788)      $  44,679
Europe ...............      71,126      (32,366)         38,760          2,438          32,973
Other foreign ........      25,295         --            25,295            325          11,458
Interarea Eliminations     (51,849)      51,849            --             --              --
                         ---------    ---------       ---------      ---------       ---------
                         $ 131,009    $      --       $ 131,009      $   1,975       $  89,110
                         =========    =========       =========      =========       =========

1997
United States ........   $  73,868    $ (14,943)      $  58,925      $     321       $  41,660
Europe ...............      78,058      (35,327)         42,731         11,601          30,576
Other foreign ........      23,745         --            23,745            748           7,153
Interarea Eliminations     (50,270)      50,270            --             --              --
                         ---------    ---------       ---------      ---------       ---------
                         $ 125,401    $      --       $ 125,401      $  12,670       $  79,389
                         =========    =========       =========      =========       =========

1996
United States ........   $  54,716    $  (5,834)      $  48,882      $     826       $  31,240
Europe ...............      74,216      (31,937)         42,279         10,198          30,357
Other foreign ........      17,011         --            17,011            (65)          3,412
Interarea Eliminations     (37,771)      37,771            --             --              --
                         ---------    ---------       ---------      ---------       ---------
                         $ 108,172    $      --       $ 108,172      $  10,959       $  65,009
                         =========    =========       =========      =========       =========

Unallocated corporate expenses amounting to $1,964, $1,718 and $1,427 in 1998, 1997 and 1996, respectively, are excluded from area operating income. Other foreign revenues consist principally of sales from Japan and Asia. One customer accounted for 11% of the Company's revenues in fiscal 1998.

10. COMMITMENTS AND CONTINGENCIES

     Leases

         The Company has operating leases from continuing operations covering plant, certain office facilities, and equipment which expire at various dates through 2005. Future minimum annual lease payments required during the years ending in fiscal 1999 through 2003 and later years under noncancelable operating leases having an original term of more than one year are $2,020, $1,864, $1,834, $1,770, $1,724 and $1,353, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 1998, 1997 and 1996 approximated $3,083, $2,851 and $2,946, respectively. The Company has a 2,000 Swiss franc credit agreement which serves as security for the lease on the Geneva facility.

     Technology Dispute Settlement

         In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these claims in fiscal 1994 was an intellectual property claim in the form of a lawsuit which alleged patent infringement with respect to some of the Company's oscilloscope products. In February, 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

result was a settlement and a license agreement. Minimum annual future royalty payments are $350 for ten years with potential for higher additional amounts annually. These additional amounts are contingent on future product sales as described in the settlement agreement and cannot exceed an aggregate of $3,500. Royalty expense, which approximated $1,442 in 1998, $1,329 in 1997 and $963 in 1996, are included in cost of sales.

     Environmental

         The Company's subsidiary, Digitech Industries, Inc., was notified by the Connecticut Department of Environmental Protection (the "DEP") that it may be responsible for environmental damage that occurred at its previously leased facilities in Ridgefield, Connecticut (the "Ridgefield Site"). Based upon recommendations made by the DEP, Digitech engaged environmental consultants to assist it in evaluating the costs associated with the DEP's recommendations for monitoring and remediation of the environmental damage. At the time of the merger (see Note 11), the Company recorded a $1.3 million provision for environmental cleanup relating to monitoring and remediation of the Ridgefield Site. The Company believes that the $1.3 million accrued liability is adequate to meet all of the DEP's requests for monitoring and remediation of the Ridgefield Site.

11. ACQUISITIONS

     Purchase

         In October 1997 the Company acquired all of the assets of Preamble Instruments, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411 was cash and 35,181 shares of the Company's common stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $1.6 million). The purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220 is being amortized over five years.

         In April 1998 the Company acquired selected assets of its Korean sales distributor, Woojoo Hi-Tech Corporation for approximately $1.6 million and an additional amount not to exceed $1.7 million, contingent upon future revenues achieved through the first quarter of fiscal year 2001. The investment in excess of fair market value of assets purchased of $1.4 million is being amortized over 15 years.

      Pooling of Interests

         In the second quarter of fiscal 1998 LeCroy acquired all of the common stock of Digitech Industries, Inc. in exchange for 454,148 shares of the Company's common stock. Digitech Industries, Inc. Inc., located in Danbury, Connecticut, is involved in the design and development of a wide variety of test equipment for the data communication and telecommunication industries. Transaction costs and one time charges resulting from the merger of $1.9 million ($1.3 million net of tax) include a provision for environmental cleanup, expenses for investment banker and professional fees, and write down of assets associated with duplicate product lines.

         The acquisition referred to above has been accounted for by the pooling-of-interest method and, accordingly, the accompanying financial statements have been restated retroactively to include the financial position and results of operations of Digitech. The accompanying table entitled Restatement of Prior Years' Results to Account for Current-Year Business Combinations reports the prior years' contribution of the current-year acquisition.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Restatement of Prior Years' Results to Account for Current-Year Business Combination

         The following table reflects the results of the acquisition accounted for by the pooling-of-interests method.


                                       Three months
                                          ended                Years ended
                                        September 30,            June 30,
In thousands                                1997           1997           1996
------------                                ----           ----           ----
Revenues:
        LeCroy Corporation........        $ 30,567       $117,127       $101,491
        Digitech Industries.......           1,404          8,274          6,681
                                          --------       --------       --------
        Combined ..........               $ 31,971       $125,401       $108,172
                                          --------       --------       --------

Net income:
        LeCroy Corporation........        $  2,345       $  6,958       $  4,258
        Digitech Industries.......             139            616            706
                                          --------       --------       --------
        Combined ..........               $  2,484       $  7,574       $  4,964
                                          --------       --------       --------

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Summarized unaudited quarterly operating results for fiscal year 1998 and 1997 are as follows:

                                                                         QUARTERS ENDED
                                                                         --------------
                                                                         FISCAL YEAR 1997
                                                                         ----------------
                                                     SEPT. 30,       DEC. 31,        MAR. 31,       JUNE 30,
                                                       1996            1996            1997           1997
                                                       ----            ----            ----           ----
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues
    Digital oscilloscopes and related products       $ 23,397        $ 25,619        $ 26,492       $ 29,074
    LAN/WAN test instruments .................          1,723           2,847           1,743          1,428
    High energy physics products .............          1,836           1,761           1,802          1,594
    Service and other ........................          1,270           1,587           1,682          1,546
                                                     --------        --------        --------       --------
       Total .................................         28,226          31,814          31,719         33,642
Cost of sales ................................         12,297          13,783          13,096         13,997
                                                     --------        --------        --------       --------
    Gross profit .............................         15,929          18,031          18,623         19,645
Selling, general and administrative expenses .          9,751          10,122          10,930         11,121
Research and development expenses ............          3,779           4,131           3,682          3,903
Restructuring charges ........................                                          3,857
Non-recurring charges - acquisitions..........
                                                     --------        --------        --------       --------
    Operating income (loss) ..................          2,399           3,778             154          4,621
Other (income) expense, net ..................           (146)           (150)             19            (88)
                                                     --------        --------        --------       --------
Income (loss) before taxes ...................          2,545           3,928             135          4,709
Provision (benefit) for income taxes .........            831           1,348              47          1,517
                                                     --------        --------        --------       --------
Net income (loss) ............................       $  1,714        $  2,580        $     88       $  3,192
                                                     ========        ========        ========       ========

Income (loss) per share - basic ..............       $    .29        $    .43        $    .01       $    .45
                                                     ========        ========        ========       ========
Income (loss) per share - diluted ............       $    .24        $    .35        $    .01       $    .41
                                                     ========        ========        ========       ========
Weighted average common shares -outstanding
Basic ........................................          5,904           6,018           6,173          7,107
Diluted ......................................          7,205           7,466           7,557          7,866


                                                                        QUARTERS ENDED
                                                                        --------------
                                                                        FISCAL YEAR 1998
                                                                        ----------------
                                                      SEPT. 30,       DEC. 31,      MAR. 31,         JUNE 30,
                                                        1997           1997           1998            1998
                                                        ----           ----           ----            ----
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues
    Digital oscilloscopes and related products       $ 27,985       $ 27,292       $ 23,458        $ 28,349
    LAN/WAN test instruments .................          1,249          4,948          3,876             985
    High energy physics products .............          1,024          1,761          1,856           1,526
    Service and other ........................          1,713          1,751          1,554           1,682
                                                     --------       --------       --------        --------
       Total .................................         31,971         35,752         30,744          32,542
Cost of sales ................................         13,459         15,377         11,717          16,443
                                                     --------       --------       --------        --------
    Gross profit .............................         18,512         20,375         19,027          16,099
Selling, general and administrative expenses .         10,691         11,289         11,090          11,006
Research and development expenses ............          4,223          5,279          4,496           6,543
Restructuring charges.........................                                                        5,852
Non-recurring charges - acquisitions .........                         3,533
                                                     --------       --------       --------        --------
    Operating income (loss) ..................          3,598            274          3,441          (7,302)
Other (income) expense, net ..................            107             13           (287)            158
                                                     --------       --------       --------        --------
Income (loss) before taxes ...................          3,491            261          3,728          (7,460)
Provision (benefit) for income taxes .........          1,007             78          1,118            (303)
                                                     --------       --------       --------        --------
Net income (loss) ............................       $  2,484       $    183       $  2,610        $ (7,157)
                                                     ========       ========       ========        ========

Income (loss) per share - basic ..............       $    .34       $    .02       $    .35        $   (.96)
                                                     ========       ========       ========        ========
Income (loss) per share - diluted ............       $    .31       $    .02       $    .33        $   (.96)
                                                     ========       ========       ========        ========
Weighted average common shares -outstanding
Basic ........................................          7,223          7,348          7,429           7,478
Diluted ......................................          8,024          8,070          7,904           7,478


The quarter ended December 31, 1997 reflects a reclassification of $655 from nonrecurring charges-acquisitions to research and development expenses. The quarter ended June 30, 1998 reflects inventory write downs of $2,697 included in cost of sales from restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders, which is scheduled to be held October 28, 1998; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

          A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which is scheduled to be held on October 28, 1998; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which is scheduled to be held on October 28, 1998; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which is scheduled to be held on October 28, 1998; said information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        The following documents are filed as part of this report:

        (a) (1)      FINANCIAL STATEMENTS-- See Index to Financial Statements at
                     Item 8 of this report.

        (a) (2)      FINANCIAL STATEMENT SCHEDULES

               Schedule II:     Valuation and Qualifying Accounts

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

        (a) (3)EXHIBITS

        The following exhibits are filed with this report:

      Exhibit
       Number                         Description
       ------                         -----------

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

         10.11 Multicurrency Credit Agreement, dated as of December 12, 1995, between the Registrant and The Chase Manhattan Bank, N.A. as agent for the lenders named therein, filed as Exhibit 10.11 to Form 10-K for the year ended June 30, 1997, and is incorporated herein by reference.

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

         10.20 OEM Purchase and Technology License Agreement, between the Registrant and Guzik Technical Enterprises, Inc., dated February 19, 1997 filed as Exhibit 10.20 to Form S-3 Registration Statement No. 333-22117, and is incorporated herein by reference.

         10.21 Agreement and Plan of Merger and Reorganization between the Registrant and Digitech Industries, Inc., dated December 10, 1997 filed as Exhibit 2 to Form S-3 Registration Statement No. 333-43699, and is incorporated herein by reference.

         21       Subsidiaries of the Registrant

         23.1     Consent of Ernst & Young LLP , Independent Auditors

         27       Financial Data Schedule for the fiscal year ended June 30,
                  1998.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LECROY CORPORATION

August 31, 1998            By    /S/ JOHN C. MAAG
                                 ----------------
                                   John C. Maag
                Vice President-Finance, Chief Financial Officer,
                             Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                Title                                             Date
         ---------                                -----                                             ----
  /S/ WALTER O. LECROY               Chairman of the Board and Director                       August 31, 1998
----------------------------
      Walter O. LeCroy

  /S/ LUTZ P. HENCKELS               President, Chief Executive Officer                       August 31, 1998
----------------------------
      Lutz P. Henckels                        and Director
                                       (Principal Executive Officer)

  /S/ JOHN C. MAAG                     Vice President--Finance, Chief                         August 31, 1998
----------------------------
      John C. Maag                     Financial Officer, Secretary
                                              and Treasurer
                                      (Principal Accounting Officer)

  /S/ ROBERT E. ANDERSON                        Director                                      August 31, 1998
----------------------------
      Robert E. Anderson

  /S/ CHARLES A. DICKINSON                      Director                                      August 31, 1998
----------------------------
      Charles A. Dickinson

  /S/ DOUGLAS A. KINGSLEY                       Director                                      August 31, 1998
----------------------------
      Douglas A. Kingsley

  /S/ WILLIAM G. SCHEERER                       Director                                      August 31, 1998
----------------------------
      William G. Scheerer

  /S/ ALLYN C. WOODWARD JR.                     Director                                      August 31, 1998
----------------------------
      Allyn C. Woodward, Jr.

                                                                     Schedule II

                               LeCROY CORPORATION

                        Valuation and Qualifying Accounts

                    Years Ended June 30, 1996, 1997 and 1998
                                 (in thousands)


                                               Balance at    Additions                     Balance at
                                               Beginning     charged to      (1)(2)           End
Description                                    of period     Operations  Deductions/Other  of period(3)
-----------                                    ---------     ----------  ----------------  ------------
Against trade receivables--
Year ended June 30, 1996
        Allowance for doubtful accounts .       $    44       $     2       $    (8)       $    38
Year ended June 30, 1997
        Allowance for doubtful accounts .            38           237           (58)           217
Year ended June 30, 1998
        Allowance for doubtful accounts .           217           364           (13)           568

Against inventories--
Year ended June 30, 1996
        Allowance for excess and obsolete         2,319           459          (285)         2,493
Year ended June 30, 1997
        Allowance for excess and obsolete         2,493         2,973          (734)         4,732
Year ended June 30, 1998
        Allowance for excess and obsolete         4,732         3,433        (3,078)         5,087

Against deferred tax assets--
Year ended June 30, 1996
        Valuation allowance .............         1,517         1,398          --            2,915
Year ended June 30, 1997
        Valuation allowance .............         2,915         1,407          --            4,322
Year ended June 30, 1998
        Valuation allowance .............         4,322         4,883          --            9,205

------------

(1)      Accounts written-off.

(2)      Merchandise disposals and/or impact of foreign currency.

(3) Accounts receivable and inventory reserves include $211 and $3,005 of restructuring reserves, respectively, as of June 30, 1998.