Form 10-Q
period 1998-09-30
LECROY CORP
filed 1998-11-20
CIK 943580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998

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


                               YES  X    NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                              OUTSTANDING AT OCTOBER 12, 1998
             -----                              -------------------------------
Common stock, par value $.01 share                          7,575,541

                               LeCROY CORPORATION


                                      INDEX



                                                                           Page
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets                              3
          Condensed Consolidated Statements of Operations                    4
          Condensed Consolidated Statements of Cash Flows                    5
          Notes to Condensed Consolidated Financial Statements               6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7 - 9

PART I    OTHER INFORMATION                                                 10

PART II   OTHER INFORMATION                                                 10

          Signatures                                                        10

                               LeCROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------
                                                              September 30,  June 30,
In thousands                                                      1998         1998
-------------------------------------------------------------------------------------
                                                               (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $  3,109     $  1,895
     Accounts receivable                                          29,210       31,297
     Inventories:
          Raw materials                                           12,358       11,377
          Work in process                                          6,608        6,206
          Finished goods                                           9,618        9,099
                                                                --------     --------
     Total inventories                                            28,584       26,682
     Other current assets                                          2,533        2,556
                                                                --------     --------
          Total current assets                                    63,436(F)    62,430
Property and equipment, at cost:
     Land and building                                             7,336        6,825
     Furniture, machinery and equipment                           31,579       29,907
                                                                --------     --------
          Total property and equipment                            38,915       36,732
     Less: Accumulated depreciation and amortization             (26,608)     (24,937)
                                                                --------     --------
          Property and equipment, net                             12,307       11,795
Marketable securities                                              3,668        5,073

Other assets                                                       9,843        9,812
                                                                --------     --------

TOTAL ASSETS                                                    $ 89,254(F)  $ 89,110
                                                                ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current debt                                               $  2,488     $  2,294
     Accounts payable                                              7,913        9,970
     Accrued warranty                                              2,013        1,943
     Accrued liabilities and deferred revenue                     10,669        6,980
     Accrued employee compensation and benefits                    6,165        7,506
     Accrued restructuring costs                                   1,951        2,516
     Income taxes                                                  2,682        3,524
                                                                --------     --------
          Total current liabilities                               33,881(F)    34,733
Long term debt                                                       400
Deferred compensation                                                268          270

Stockholders' equity:
     Common stock                                                     76           76
     Additional paid-in capital                                   37,910       37,867
     Accumulated other comprehensive income (loss)                (4,573)      (5,347)
     Retained earnings                                            21,292       21,511
                                                                --------     --------
          Total stockholders' equity                              54,705(F)    54,107
                                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 89,254     $ 89,110
                                                                ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


--------------------------------------------------------------------------------
                                                            Three months ended
                                                               September 30,
In thousands, except per share data                          1998         1997
--------------------------------------------------------------------------------
Revenues:
     Digital oscilloscopes and related products             $24,126      $27,985
     LAN/WAN test instruments                                 2,166        1,249
     High energy physics products                             1,498        1,024
     Service and other                                        1,505        1,713
                                                            -------      -------
          Total revenues                                     29,295       31,971
Cost of sales                                                13,887       13,459
                                                            -------      -------
     Gross profit                                            15,408       18,512
Operating expenses:
     Selling, general and administrative                     10,983       10,691
     Research and development                                 4,401        4,223
                                                            -------      -------
          Total operating expenses                           15,384       14,914
                                                            -------      -------

Operating income                                                 24        3,598
Other expenses, net                                             337          107
                                                            --------     -------
Income (loss) before income taxes                              (313)       3,491
Provision (benefit) for income taxes                            (94)       1,007
                                                            --------     -------
Net income (loss)                                           $  (219)     $ 2,484
                                                            ========     =======
Income (loss) per common share:

     Basic ...........................................      $ (0.03)     $  0.34
                                                            =======      =======

     Diluted .........................................      $ (0.03)     $  0.31
                                                            ========     =======
Weighted average number of common shares:

     Basic ...........................................        7,572        7,223
                                                            =======      =======

     Diluted .........................................        7,572        8,024
                                                            =======      =======

     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                            September 30,
In thousands                                                              1998         1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $   (219)    $  2,484
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                         1,090          906
     Other                                                                    19           --
     Change in operating asset and liability components:
          Accounts receivable                                              4,755       (1,620)
          Inventories                                                     (1,043)        (425)
          Prepaid expenses and other assets                                  257         (100)
          Accounts payable, accrued liabilities and deferred revenue        (799)         949
          Accrued employee compensation and benefits                      (1,617)         (85)
          Income taxes                                                      (607)        (128)
                                                                        --------     --------
Net cash provided by operating activities                                  1,836        1,981
                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (1,283)      (1,187)
     Investment in computer software                                        (200)          --
                                                                        --------     --------
Net cash used in investing activities                                     (1,483)      (1,187)
                                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                           (31)       1,155
     Borrowings under line of credit                                         400           --
     Proceeds from exercise of stock options                                  43        1,298
                                                                        --------     --------
Net cash provided by financing activities                                    412        2,453
                                                                        --------     --------
Effect of exchange rates on cash                                             449         (179)
                                                                        --------     --------
     Increase in cash and cash equivalents                                 1,214        3,068
     Cash and cash equivalents at beginning of the period                  1,895       19,884
                                                                        --------     --------
     Cash and cash equivalents at end of the period                     $  3,109     $ 22,952
                                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Basis of Presentation

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented. The condensed consolidated financial statements for the three months ended September 30, 1997 have been restated to reflect the combination with Digitech Industries, Inc., which has been accounted for by the pooling of interests method.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of June 30, 1998.

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


New Accounting Pronouncements

Comprehensive Income (Loss)

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income or
(loss) and its components in the financial statements. The adoption of SFAS No. 130 had no effect on the Company's financial position or results of operations. For the three months ended September 30, 1998 and 1997 the Company's comprehensive income totaled $0.6 million and $2.1 million respectively. Comprehensive income for the three months ended September 30, 1998 included foreign currency translation gains of $2.6 million and unrealized losses on marketable equity securities classified as available for sale of $1.9 million. Comprehensive income for the three months ended September 30, 1997 included foreign currency translation losses of $0.4 million. The cumulative foreign currency translation losses were $1.2 million at September 30, 1998 and $3.8 million at June 30, 1998. The cumulative unrealized losses on marketable equity securities classified as available for sale were $3.3 million at September 30, 1998 and $1.4 million at June 30, 1998.

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues decreased to $29.2 million or 8% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The decrease for the quarter is primarily attributable to a decline in digital oscilloscopes and related product revenues, which included $1 million in fees for digital oscilloscope solutions in the prior year. The decrease was offset partially by an increase in the sales of LAN/WAN test instruments. The decrease in revenues was magnified by approximatelly $0.9 million primarily due to the weakening of the United States dollar versus the Japanese yen, as compared to the exchange rates prevailing in the same period the the prior fiscal year.

     Digital oscilloscopes and related product revenues decreased 14% for the three moths ended September 30, 1998 compared to the three months ended September 30, 1997. The decrease in revenue, which was caused by lower unit volumes, is primarily attributable to the softness in the Japanese and Pacific Rim markets coupled with softness in the disk drive industry.

     Revenues from LAN/WAN test instruments increased 73% to $2.2 million in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to the Company's introduction of its remote access systems analyzer product.

     Revenues from sales of HEP products increased 46% to $1.5 million in the three months ended September 30, 1998 from $1.0 million in the comparable prior year period. The Company believes that revenues from sales of HEP products, which represented approximately 5% of total revenues for the three months ended September 30, 1998 will represent a declining portion of its total revenues in the future.

     Gross profit in the three months ended September 30, 1998 was 52.6% of revenues compared to 57.9% in the first quarter of fiscal 1998. This decline was due primarily to higher material costs for the LC 584/564 product lines, which represented 47% of digital oscilloscope and related product revenues, and license fees for digital oscilloscope solutions in the prior year.

     Selling, general and administrative expenses increased 3% to $11 million in the three months ended September 30, 1998 from $10.7 million in the first quarter of fiscal 1998. This increase in selling, general and administrative expenses was due primarily to the Company expanding its sales personnel in Korea resulting from the acquisition of Woojoo Hi-Tech in the third quarter of fiscal 1998. As a percentage of total revenues, selling, general and administrative expenses was 37.5% for the three months ended September 30, 1998 compared to 33.4% for the three months ended September 30, 1997.

     Research and development expenses increased 4% to $4.4 million in the three months ended September 30, 1998 from $4.2 million in the comparable prior year period. The higher dollar level of research and development expenses reflects introductions of new digital oscilloscopes and related products and continued development of network products. As a percentage of total revenues, research and development expenses were 15% in the first quarter of fiscal 1999 compared to 13.2% in the same period of fiscal 1998.

     Operating income ws $24,000 in the three months ended September 30, 1998, as compared to $3.6 million in the comparable prior year period. The decline in operating income was due to decreased revenues and lower margins in the current year and other factors listed above.

     Net interest expense and financing charges, included in other expenses, was $57,000 in the three month period ended September 30, 1998 compared to net interest income of $158,000 in the same prior year period. The decrease in the current year is due primarily to reduced levels of cash on hand as the Company has made significant capital investments in the prior year including an equity investment and purchased manufacturing and distribution rights in the last half of fiscal 1998. Operating results for the three month periods ended September 30, 1998 and 1997 included currency exchange losses of approximately $280,000 and $265,000, respectively.

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONT.)


     The Company's income tax rate on earnings (loss) for the three months ended September 30, 1998 was (30%) compared to 28.9% in the prior year. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 15%. This agreement is in effect through the fiscal year ended June 30, 2000.


RESTRUCTURING COSTS

     While the Company has experienced substantial revenue growth during the past several years, the Company faces upcoming challenges, specifically in the Japanese and Pacific Rim markets. Additionally, the cyclical slowdown in the disk drive industry has placed increased pressure on the Company's domestic sales. Although the Company's visibility regarding the duration of these factors is limited, it is possible that the aforementioned factors could affect the Company's performance for the next several quarters. As a result, the Company finalized a restructuring plan in the fourth quarter of fiscal 1998 to bring costs in line with revenues. At June 30, 1998, the Company had remaining liabilities of approximately $6.4 million relating to the restructuring plan. During the three months ended September 30, 1998 the Company charged approximately $0.7 million against these restructuring reserves. These charges primarily related to severance and other employee benefits. The overall expected cost of the restructuring plan has not changed since the plan was approved and it is expected to be completed by the end of fiscal 1999.


YEAR 2000

     The Company has undertaken a major Company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies. The Company believes its financial operating systems in New York are currently Year 2000 compliant and is currently in the testing phase to validate compliance, however, the Geneva, Switzerland location is not year 2000 compliant. It is the Company's intention to implement its new ERP (Enterprise Resource Planning) system by July 1999, which is compliant, however, if the ERP system is not ready, the Company has a contingency plan to upgrade its legacy system in Geneva, to be year 2000 compliant. The Company continues to work with other third party suppliers to identify exposures and obtain compliance. The Company anticipates no material adverse effect resulting from Year 2000 problems. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1997. Undiscovered issues related to the Year 2000 issue could have an adverse impact.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital, including $3.1 million in cash and cash equivalents, was $29.6 million at September 30, 1998 compared to $27.7 million, at June 30, 1998. The working capital ratio is currently 1.9 to 1.

     LeCroy has borrowed $400,000 under its $15 million unsecured multicurrency credit agreement. At September 30, 1998, the Company was in violation of a financial covenant relating to the multicurrency credit agreement. The banks have waived this violation as of September 30, 1998.

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONT.)


     Cash flows generated from operating activities for the first quarter of fiscal 1999 decreased slightly in comparison with the first quarter of the prior year due primarily to lower operating earnings.

     The Company's cash together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.


RISK MANAGEMENT

     The Company's equity investment in Iwatsu Electric Co., Ltd is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation which, at September 30, 1998, has resulted in a $3.4 million reduction from the $7 million original cost. The change in the value of this investment, which is deemed to be temporary, is included as part of accumulated comprehensive (loss) in stockholders' equity and is not included in income or loss.


NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning July 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This statement supercedes SFAS No. 14 and amends SFAS No.94. The adoption of SFAS 131 will have no impact on the Company's financial position, results of operations or cash flows.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pensions and other postretirement benefit plan disclosures. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will have no impact on the Company's financial position results of operations or cash flows.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

                               LeCROY CORPORATION



                            PART I. OTHER INFORMATION


ITEM 6.(a)        EXHIBITS

   Exhibit 27     Financial Data Schedule.


                           PART II. OTHER INFORMATION


ITEM 6.(b)        REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed during the quarter ended September 30, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LECROY CORPORATION



Date: November 20, 1998              By: /s/ JOHN C. MAAG
                                         ---------------------------------------
                                         John C. Maag
                                         Vice President-Finance, Chief Financial
                                         Officer, Secretary and Treasurer