Form 10-Q
period 1998-12-31
LECROY CORP
filed 1999-01-25
CIK 943580

             			                UNITED STATES
			                  SECURITIES AND EXCHANGE COMMISSION
			   	                    WASHINGTON, D.C. 20549

                    				  	      FORM 10-Q

		      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   			      OF THE SECURITIES EXCHANGE ACT OF 1934
		          For the Quarterly Period Ended December 31, 1998

					              OR

	       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   		  	    OF THE SECURITIES EXCHANGE ACT OF 1934


          			 	      Commission File Number 0-26634


     			                   LeCROY CORPORATION
		 	      (Exact name of Registrant as specified in its charter)

		              DELAWARE					                             13-2507777
	     (State or other jurisdiction			                  (I.R.S. Employer
      of Incorporation or organization	                Identification No.)

           700 CHESTNUT RIDGE ROAD, CHESTNUT RIDGE ,NEW YORK 10977
	       (Address of principal executive office)				           (Zip Code)

		   Registrant's telephone number, including area code:	(914) 425-2000


Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


               				   YES        X       		NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		                CLASS			                   	OUTSTANDING AT JANUARY 15, 1999
     Common stock, par value $.01 share				            7,624,422

                               LeCROY CORPORATION


                                     INDEX





                                                                    Page
PART I    FINANCIAL INFORMATION

	Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets                      3
          Condensed Consolidated Statements of Income                4
          Condensed Consolidated Statements of Cash Flows            5
          Notes to Condensed Consolidated Financial Statements      6-7
	Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       8-11

PART I    OTHER INFORMATION                                          12

PART II   OTHER INFORMATION                                          12

          Signatures                                                 12

                               LeCROY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                         December 31,          June 30,
                                            1998                 1998
In thousands

                                         (Unaudited)



                   ASSETS



Current assets:
		Cash and cash equivalents              $  5,847               $ 1,895
		Accounts receivable                      26,959                31,297
		Inventories:
  				Raw materials                        11,555                11,377
			  	Work in process                       4,685                 6,206
			  	Finished goods                       11,288                 9,099
		Total inventories                        27,528                26,682
		Other current assets                      2,681                 2,556
			  	Total current assets                 63,015                62,430
Property and equipment, at cost:
		Land and building                         8,112                 6,825
		Furniture, machinery and equipment       30,726                29,907
				Total property and equipment           38,838                36,732
		Less: Accumulated depreciation and
        amortization                      (25,246)              (24,937)
				Property and equipment, net            13,592                11,795
Marketable securities                       4,518                 5,073
Other assets                               10,263                 9,812

TOTAL ASSETS                               91,388                89,110

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
		Current debt                              3,426                 2,294
		Accounts payable                          6,303                 9,970
		Accrued warranty                          2,175                 1,943
		Accrued liabilities and deferred revenue  6,539                 6,980
		Accrued employee compensation and benefits5,163                 7,506
  Accrued restructuring costs               1,975                 2,516
		Income taxes                              2,951                 3,524
			  	Total current liabilities            28,532                34,733
Long term debt                              4,000
Deferred compensation                         299                   270

Stockholders' equity:
  Common stock                                 76                    76
		Additional paid-in capital               38,452                37,867
  Accumulated other comprehensive loss     (3,427)               (5,347)
		Retained earnings                        23,456                21,511
  				Total stockholders' equity           58,557                54,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 91,388                89,110

    See accompanying notes to condensed consolidated financial statements.

                             LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (UNAUDITED)

                               Three months ended           Six months ended
                                   December 31,                December 31,
                                  1998      1997             1998     1997
In thousands,
except per share data

Revenues:
 	Digital oscilloscopes and
  related products             $ 25,509   $ 27,292         $ 49,635  $ 55,277
	 LAN/WAN test instruments        3,008      4,948            5,174     6,197
		High energy physics products    2,038      1,761            3,536     2,785
		Service and other               1,777      1,751            3,282     3,464
			Total                         32,332     35,752           61,627    67,723
Cost of sales                    15,119     15,377           29,006    28,836
		Gross profit                   17,213     20,375           32,621    38,887
Operating expenses:
		Selling, general and
  administrative                 10,070     11,289           21,053    21,980
		Research and development        4,201      5,279            8,602     9,502
	 Nonrecurring charges              -        3,533              -       3,533
				Total                        14,271     20,101           29,655    35,015
Operating income                  2,942        274            2,966     3,872
Other (income) expenses, net       (151)        13              186       120
Income before income taxes        3,093        261            2,780     3,752
Provision for income taxes          927         78              833     1,085
Net income                        2,166        183            1,947     2,667

Income per common share:

     Basic                       $ 0.28     $ 0.02           $ 0.26    $ 0.37

     Diluted                     $ 0.28     $ 0.02           $ 0.25    $ 0.33

Weighted average number of
common shares:

     Basic                        7,605      7,348            7,588     7,297

     Diluted                      7,861      8,070            7,874     8,059


     See accompanying notes to condensed consolidated financial statements.

                              LeCROY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                  Six Months Ended
                                                    December 31,
                                                1998           1997
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
		Net income                                   $ 1,947        $ 2,667
		Adjustments for noncash items included in
  operating activities:
		Depreciation and amortization                  2,246          1,819
		Other                                             11             -
  Deferred income taxes                             -             (72)
  Purchased incomplete technology                   -           1,600
  Non-recurring merger costs                        -           1,933
		Change in operating asset and liability
  components:
    Accounts receivable                          4,965         (4,693)
		  Inventories                                     40         (2,300)
		  Prepaid expenses and other assets              234           (345)
		  Accounts payable, accrued liabilities
    and deferred revenue                        (3,970)         2,980
		  Accrued employee compensation and benefits  (2,589)           370
		  Income taxes                                  (444)          (794)
Net cash provided by operating activities        2,440          3,165

CASH FLOWS FROM INVESTING ACTIVITIES:
		Purchase of property and equipment            (3,357)        (2,526)
		Investment in computer software                 (755)            -
  Business acquisition, net of acquired cash        -            (395)
  Proceeds from the disposal of property
  and equipment                                     -              37
Net cash used in investing activities           (4,112)        (2,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                    601            843
  Borrowings under line of credit                4,000             -
		Proceeds from exercise of stock options
  and stock purchases                              586          2,293
  Repayment of debt and capitalized leases          -             (44)
Net cash provided by financing activities        5,187          3,092
Effect of exchange rates on cash                   437           (655)
		Increase in cash and cash equivalents          3,952          2,718
		Cash and cash equivalents at beginning
  of the period                                  1,895         19,884
		Cash and cash equivalents at end of the period 5,847         22,602

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


New Accounting Pronouncements

Comprehensive Income (Loss)

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income or
(loss) and its components in the financial statements. The adoption of SFAS No. 130 had no effect on the Company's financial position or results of operations. For the three and six months ended December 31, 1998 the Company's comprehensive income totaled $3.3 million and $3.9 million, respectively. For the three and six months ended December 31, 1997 the Company's comprehensive income (loss) totaled ($21,000) and $2.1 million, respectively. Comprehensive income for the three and six months months ended December 31, 1998 included foreign currency translation gains of $0.3 million and $3 million, respectively, and unrealized gains and (losses) on marketable equity securites classified as available for sale of $0.8 million and ($1 million), respectively. Comprehensive income for the three and six months ended December 31, 1997 included foreign currency translation losses of $0.2 million and $0.6 million, respectively. The cumulative foreign currency translation losses were $0.9 million at December 31, 1998 and $3.9 million at June 30, 1998. The cumulative unrealized losses on marketable equity securities classified as available for sale were $2.5 million at December 31, 1998 and $1.4 million at June 30, 1998.

                              LeCROY CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Shareholder Rights Plan

On November 2, 1998 the Company's Board of Directors declared a dividend distribution of one right in respect to each share of the Company's common stock outstanding at the record date, November 18, 1998. Initially, the rights will trade together with the common stock and will not be exercisable or separately tradable. The rights will be exercisable if a person or group acquires, in the future, 15 percent or more of the Company's stock or announces a tender offer. Right holders, other than the acquiring person or group, are then entitled to purchase an amount of the Company's stock at a 50 percent discount to the share price at that time. The amount of stock that a right holder is entitled to purchase is based on the exercise price. Under certain circumstances, the right will entitle the stockholder to buy shares in an acquiring entity at a discount.

LeCroy's Board of Directors may redeem the rights at a price of $0.001 per right up until 10 days following a public announcement that any person or group has acquired 15 percent or more of LeCroy's common stock. The rights will expire on November 2, 2008, unless redeemed prior to that date.

                              LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

	Consolidated revenues were $32.3 million and $61.6 million, respectively, for the current quarter and six months ended December 31, 1998, a decline of approximately $3.4 million and $6 million, or 10% and 9%, respectively, from the comparable prior year periods.  The decrease for the quarter and the six months is primarily attributable to a decline in digital oscilloscopes and related product revenues offset partially by an increase in the sales of high energy physics products.  In addition, LAN/WAN test instruments revenues declined in the current quarter.

	Digital oscilloscopes and related product revenues decreased $1.8 million or
7% in the second quarter and $5.6 million or 10.2% in the six months ended
December 31, 1998 compared to the comparable prior year periods.  The decrease in revenue for both the three and six month periods was caused by lower unit volumes attributable to the softness in the Japanese and Pacific Rim markets coupled with softness in the disk drive industry.  This decrease in revenue was partially offset by $2.5 million in license fees for digital oscilloscope solutions in the current quarter ended December 31, 1998.

	Revenues from LAN/WAN test instruments decreased $1.9 million or 39% in the second quarter and $1 million or 17% in the six months ended December 31, 1998 compared to the same periods in the prior year.  This decrease was caused by the Company shipping a large order to Sprint, worth $3.7 million, in the second quarter of the prior year.  Excluding the impact of this order, revenues from LAN/WAN test instruments increased $1.8 million or 144% in the quarter and $2.7 million or 107% in the six months ended December 31, 1998 compared to the quarter and six months ending December 31, 1997.  This increase was attributable to the Company's introduction of its remote access systems analyzer product in the current year, and NEWSLine, a LAN network analyzer, in
December 1998.

	Revenues from sales of HEP products increased 16% or  $0.3 million and 27% or
$0.8 million in the quarter and in the six months ended December 31, 1998 compared to the comparable periods in the prior year.  Despite the increase, the Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues for the three and six months ended December 31, 1998, will represent a declining portion of its total revenues in the future.

	Gross profit in the three months ended December 31, 1998 was 53.2% of revenues compared to 57% of revenues for the three months ended December 31, 1997.
Gross profit in the six months ended December 31, 1998 was 52.9% of revenues compared to 57.4% of revenues for the comparable period in the prior year.
This decrease in gross profit for both the three and six months ended December
31, 1998 was caused by the higher material costs of the LC584/564 product lines, which represented 36% and 40% of digital oscilloscope and related product revenue for the respective periods.  The decline in gross profit was offset by $2.5 million in license fees for digital oscilloscope solutions recorded in the current quarter.

	Selling, general and administrative expenses for the quarter and six months ended 1998 declined $1.2 million and $0.9 million, or 11% and 4%, respectively, from the comparable prior year periods.  This decline, which was offset by the
Company expanding its sales personnel in Korea resulting from the acquisition of Woojoo Hi-Tech in the third quarter of fiscal 1998, was the result of the benefits derived from the Company's previous restructuring programs. As a percentage of total revenues, selling, general and administrative expenses were
31.1% for the three months ended December 31, 1998 and 31.6% for the three months ended December 31, 1997.  Selling, general and administrative expenses as a percentage of total revenues was 34.2% for the six months ended December
31, 1998 compared to 32.5% for the six months ended December 31, 1997.

                              LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Cont.)


	Research and development dollar expenses declined $1.1 million in the quarter ended December 31, 1998 and $0.9 million in the six months ended December 31,
1998 and reflects greater development costs last year for NEWSLine and the new
LC584/564 platform which products came to market this year.  As a percentage of total revenues, research and development expenses were 13% and 14% for the three and six months ended December 31, 1998 compared to 14.8% and 14% for the three and six months ended December 31, 1997.

	In the second quarter of 1998 the Company incurred $3.5 million in nonrecurring charges relating to the acquisition of Digitech Industries and Preamble, Inc. These charges included $1.9 million relating to the Digitech acquisition and $1.6 million relating to the Preamble acquisition. The nonrecurring charges relating to the Digitech acquisition included provisions for environmental cleanup, expenses for professional fees and write down of assets associated with duplicate product lines. The nonrecurring charges relating to the Preamble acquisition resulted from the purchase of incomplete technology.

	Operating income, excluding the impact of nonrecurring charges, decreased $865,000 or 23% for the current quarter and $4.4 million or 60% for the six months ended December 31, 1998 compared to the same periods in the prior year. This decline in operating income was due to decreased revenues and lower margins in the current year as well as the other factors discussed above. Excluding the impact of nonrecurring charges, operating income as a percentage of total revenues was 9.1% and 4.8% for the quarter and six months ended
December 31, 1998 compared to 10.6%, and 10.9%, respectively, for the quarter and six months ended December 31, 1997.

	Net interest expense and financing charges, included in other expenses, was
$106,000 and $163,000 in the three and six month periods ended December 31,
1998 compared to net interest income of $187,000 and $345,000 in the same prior year periods. The decrease in the current year is due primarily to reduced levels of cash on hand as the Company has made significant capital investments in the prior year including an equity investment and purchased manufacturing and distribution rights in the last half of fiscal 1998.
Operating results for the three months ended December 31, 1998 included currency exchange gains of $257,000 compared to currency exchange losses of
$200,000 in the comparable prior year period.  Operating results for the six months ended December 31, 1998 and 1997 include currency exchange losses of
$23,000 and $465,000, respectively.

	The Company's income tax rate for the three months ended December 31, 1998 and
1997 was 30%. The Company's income tax rate on earnings for the six months ended December 31, 1998 was 30% compared to 28.9% for the six months ended
December 31, 1997.  Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 15%. This agreement is in effect through the fiscal year ended June 30, 2000.

RESTRUCTURING COSTS

While the Company has experienced substantial revenue growth during the past several years, the Company faces upcoming challenges, specifically in the Japanese and Pacific Rim markets. Additionally, the cyclical slowdown in the disk drive industry has placed increased pressure on the Company's domestic sales. Although the Company's visibility regarding the duration of these factors is limited, it is possible that the aforementioned factors could affect the Company's performance for the next several quarters. As a result, the Company finalized a restructuring plan in the fourth quarter of fiscal 1998 to bring costs in line with revenues. At June 30, 1998, the Company had remaining

                             LeCROY CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Cont.)


liabilities of approximately $6.4 million relating to the restructuring plan. During the quarter and six months ended December 31, 1998 the Company charged approximately $0.7 million and $1.4 million, respectively, against these restructuring reserves. These charges primarily related to severance and other employee benefits. The overall expected cost of the restructuring plan has not changed since the plan was approved and it is expected to be completed by the end of fiscal 1999.

YEAR 2000

	The Company has undertaken a major Company-wide study and testing program to locate and cure any Year 2000 issues in the products or systems on which it relies. The Company believes its financial operating systems in New York are currently Year 2000 compliant, however the Geneva, Switzerland location is not year 2000 compliant.  It is the Company's intention to implement its new
ERP (Enterprise Resource Planning) system by July 1999, which is compliant.
If the ERP system is not ready, the Company has a contingency plan to upgrade its legacy system in Geneva, to be year 2000 compliant.  At December 31, 1998 the ERP implementation is proceeding as planned with regards to the three major areas; engineering, manufacturing and finance.  At the end of its third fiscal quarter the Company will make a final decision, based on the progress of the ERP implementation, as to whether to invoke the contingency plan to validate the Geneva legacy system.  The Company continues to work with other third party suppliers to identify exposures and obtain compliance. The Company anticipates no material adverse effect resulting from Year 2000 problems. This represents a forward-looking statement under the Private Securities Litigation
Reform Act of 1997. Undiscovered issues related to the Year 2000 issue could have an adverse impact.

LIQUIDITY AND CAPITAL RESOURCES

 	Working capital, including $5.8 million in cash and cash equivalents, was $34.5 million at December 31, 1998 compared to $27.7 million, at June 30,
1998. The working capital ratio is currently 2.2 to 1.

	LeCroy has borrowed $ 4 million under its $15 million unsecured multicurrency credit agreement.  At December 31, 1998, the Company was in violation of a financial covenant relating to the multicurrency credit agreement.  The banks have waived this violation as of December 31, 1998.

	Cash flows generated from operating activities for the first six months of fiscal 1999 decreased $725,000 in comparison with the prior year due primarily to lower operating earnings.

	The Company's cash together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

RISK MANAGEMENT

	The Company's equity investment in Iwatsu Electric Co., Ltd is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation which, at December 31, 1998, has resulted in a $2.5 million reduction from the
$7 million original cost.  The change in the value of this investment, which is deemed to be temporary, is included as part of accumulated comprehensive
(loss) in stockholders' equity and is not included in income or loss.

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

                            LeCROY CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Cont.)


 In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pensions and other postretirement benefit plan disclosures. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will have no impact on the Company's financial position, results of operations or cash flows.

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

                       						LeCROY CORPORATION



                          PART I. OTHER INFORMATION

ITEM 6.(A)      EXHIBITS

  Exhibit 1.1
                Amendment to Multicurrency Credit Agreement dated as of December 12, 1995 between the Company and Chase Manhattan Bank, N.A. as agent for the lenders named therein.

  Exhibit 27    Financial Data Schedule.


                          PART II. OTHER INFORMATION

ITEM 4. 	      	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company's annual meeting of stockholders was held on October 28, 1998. The following actions were taken at the meeting:

                Election of Directors
			                                         	Votes For     	Votes Against
                Walter O. LeCroy Jr.	       	6,551,366        	17,567
                Robert E. Anderson	         	6,508,060        	60,873

                Approval of the 1998 Non Employee Directors Stock Option Plan
			                          	Votes For    	Votes Against      	Abstain
			                          	2,602,042      	2,547,242	         12,582

ITEM 6.(B)      REPORTS ON FORM 8-K

                The Company filed a report on Form 8-K on November 12, 1998 relating to its adoption of a shareholder rights plan, respectively.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		                           LECROY CORPORATION



Date: January 25, 1999	     	By:   	 /S/ JOHN C. MAAG
					         		                         John C. Maag
							                      Vice President-Finance, Chief Financial Officer,
					     		                 Secretary and Treasurer