Form 10-Q
period 1999-03-31
LECROY CORP
filed 1999-05-07
CIK 943580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                 YES        X                    NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                           OUTSTANDING AT APRIL 20, 1999
      Common stock, par value $.01 share                     7,634,492

                               LECROY CORPORATION

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I          FINANCIAL INFORMATION

  Item 1.       Financial Statements:

                Condensed Consolidated Balance Sheets                                   3
                Condensed Consolidated Statements of Operations                         4
                Condensed Consolidated Statements of Cash Flows                         5
                Notes to Condensed Consolidated Financial Statements                   6-7

  Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                             8-11

PART I          OTHER INFORMATION                                                      12

PART II         OTHER INFORMATION                                                      12

                Signatures                                                             12

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31,            June 30,
In thousands                                                            1999                 1998
                                                                     (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                        $  2,495             $  1,895
     Accounts receivable                                                31,277               31,297
     Inventories:
          Raw materials                                                 10,954               11,377
          Work in process                                                4,459                6,206
          Finished goods                                                11,062                9,099
                                                                      --------             --------
     Total inventories                                                  26,475               26,682
     Other current assets                                                3,068                2,556
                                                                      --------             --------
          Total current assets                                          63,315               62,430
Property and equipment, at cost:
     Land and building                                                   8,513                6,825
     Furniture, machinery and equipment                                 30,781               29,907
                                                                      --------             --------
          Total property and equipment                                  39,294               36,732
     Less: Accumulated depreciation and amortization                   (25,418)             (24,937)
                                                                      --------             --------
          Property and equipment, net                                   13,876               11,795
Marketable securities                                                    5,536                5,073
Other assets                                                            14,593                9,812
                                                                      --------             --------

TOTAL ASSETS                                                          $ 97,320             $ 89,110
                                                                      ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt                                                     $  2,665             $  2,294
     Accounts payable                                                   10,642                9,970
     Accrued warranty                                                    1,823                1,943
     Accrued liabilities and deferred revenue                            6,081                6,980
     Accrued employee compensation and benefits                          8,855                7,506
     Accrued restructuring costs                                         5,330                2,516
     Income taxes                                                        2,996                3,524
                                                                      --------             --------
          Total Current liabilities                                     38,392               34,733
Long term debt                                                           9,800
Deferred compensation                                                      316                  270

Stockholders' equity:

     Common stock                                                           76                   76
     Additional paid-in capital                                         38,514               37,867
     Accumulated other comprehensive loss                               (4,381)              (5,347)
     Retained earnings                                                  14,603               21,511
                                                                      --------             --------
          Total stockholders' equity                                    48,812               54,107
                                                                      --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 97,320             $ 89,110
                                                                      ========             ========

                See accompanying notes to condensed consolidated
                             financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three months ended            Nine months ended
                                                                March 31,                    March 31,
In thousands, except per share data                        1999           1998          1999           1998
Revenues:
     Digital oscilloscope and related products           $ 25,534       $ 21,458      $ 72,669       $ 75,735
     High energy physics products                           2,313          1,856         5,849          4,641
     Service and other                                      1,781          1,449         5,016          4,913
                                                         --------       --------      --------       --------
               Test and measurement revenues               29,628         24,763        83,534         85,289
     LAN/WAN test instruments                               2,566            981         7,787          7,178
     License fees                                           2,400          5,000         4,900          6,000
                                                         --------       --------      --------       --------
          Total revenues                                   34,594         30,744        96,221         98,467
Cost of sales                                              18,429         11,717        47,435         40,553
                                                         --------       --------      --------       --------
     Gross profit                                          16,165         19,027        48,786         57,914
Operating expenses
     Selling, general and administrative                   11,596         11,090        32,649         33,070
     Research and development                               4,807          4,496        13,409         13,998
     Restructuring and nonrecurring charges                 8,546             --         8,546          3,533
                                                         --------       --------      --------       --------
               Total                                       24,949         15,586        54,604         50,601
                                                         --------       --------      --------       --------
Operating income (loss)                                    (8,784)         3,441        (5,818)         7,313
Other income, net                                             194            287             8            167
                                                         --------       --------      --------       --------
Income (loss) before income taxes                          (8,590)         3,728        (5,810)         7,480
Provision for income taxes                                    265          1,118         1,098          2,203
                                                         --------       --------      --------       --------
Net income (loss)                                        $ (8,855)      $  2,610      $ (6,908)      $  5,277
                                                         ========       ========      ========       ========
Income (loss) per common share:
   Basic                                                 $  (1.16)      $   0.35      $  (0.91)      $   0.72
                                                         ========       ========      ========       ========
   Diluted                                               $  (1.16)      $   0.33      $  (0.91)      $   0.66
                                                         ========       ========      ========       ========


     Basic ........................................         7,629          7,429         7,601          7,340
                                                         ========       ========      ========       ========
     Diluted ......................................         7,629          7,904         7,601          8,055
                                                         ========       ========      ========       ========

                See accompanying notes to condensed consolidated
                             financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31,
In thousands                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $ (6,908)      $  5,277
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                               3,473          2,789
     Restructuring provisions                                                    9,745             --
     Other                                                                         (13)            --
     Deferred income taxes                                                          --             23
     Purchased incomplete technology                                                --          1,600
     Non-recurring merger costs                                                     --          1,933
     Change in operating asset and liability components:
          Accounts receivable                                                      228         (7,756)
          Inventories                                                           (1,625)        (5,874)
          Prepaid expenses and other assets                                       (341)          (151)
          Accounts payable, accrued liabilities and deferred revenue            (3,487)         5,392
          Accrued employee compensation and benefits                            (1,642)          (343)
          Income taxes                                                            (664)          (358)
                                                                              --------       --------
Net cash provided by (used) in operating activities                             (1,234)         2,532
                                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (4,998)        (3,275)
     Investment in equity securities                                                --         (7,054)
     Purchase of intangible assets                                              (2,525)        (4,700)
     Investment in computer software                                            (1,105)            --
     Business acquisition, net of acquired cash                                     --           (395)
     Proceeds from the disposal of property and equipment                           --             41
                                                                              --------       --------
Net cash used in investing activities                                           (8,628)       (15,383)
                                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in short-term debt                                                 184          1,044
     Borrowings under line of credit                                             9,800             --
     Proceeds from exercise of stock options and stock purchases                   648          2,505
     Repayment of debt and capitalized leases                                       --            (68)
                                                                              --------       --------
Net cash provided by financing activities                                       10,632          3,481
                                                                              --------       --------
Effect of exchange rates on cash                                                  (170)        (1,972)
                                                                              --------       --------
     Increase (decrease) in cash and cash equivalents                              600        (11,342)
     Cash and cash equivalents at beginning of the period                        1,895         19,884
                                                                              --------       --------
     Cash and cash equivalents at end of the period                           $  2,495       $  8,542
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

New Accounting Pronouncements

Comprehensive Income (Loss)

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income or
(loss) and its components in the financial statements. The adoption of SFAS No. 130 had no effect on the Company's financial position or results of operations. For the three and nine months ended March 31, 1999 the Company's comprehensive loss totaled $9.8 million and $6.0 million, respectively. For the three and nine months ended March 31, 1998 the Company's comprehensive income totaled $0.5 million and $2.6 million, respectively. Comprehensive income for the three and nine months ended March 31, 1999 included foreign currency translation losses of $2.2 million and foreign currency translation gains of $0.7 million, respectively, and unrealized gains on marketable equity securities classified as available for sale of $1.3 million and $0.2 million, respectively. Comprehensive income for the three and nine months ended March 31, 1998 included foreign currency translation losses of $1.4 million and $2.0 million, respectively, and unrealized losses on marketable equity securities classified as available for sale of $0.7 million. . The cumulative foreign currency translation losses were $3.2 million at March 31, 1999 and $3.9 million at June 30, 1998. The cumulative unrealized losses on marketable equity securities classified as available for sale were $1.2 million at March 31, 1999 and $1.4 million at June 30, 1998.

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

Restructuring and Nonrecurring  Charges

The operating results for both the three and nine months ended March 31, 1999 includes total restructuring and non recurring charges of $10.7 million ($10.4 million after taxes or $1.36 per basic share) relating to the consolidation of the Company's oscilloscope operations. The Company believes that this consolidation will enhance operating efficiencies and enable the Company to dedicate additional resources to capitalize on several breakthrough technologies.

Of the aforementioned $10.7 million pretax charges, $10.4 million relates to restructuring costs. The restructuring costs include inventory write downs of $2.2 million included in cost of sales, the accrual for the future minimum lease payments for the Geneva Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part time employees from the current workforce and the write down of plant assets and capitalized management information system software and other costs of $1.8 million.

Associated with the restructuring efforts were $0.3 million of additional costs incurred to redeploy manufacturing and employee resources The Company expects an additional $0.3 million of similar costs in the fourth quarter of fiscal 1999, which will be recorded as non recurring charges as incurred.

Amended Multicurrency Debt Agreement

In March 1999 the Company amended its unsecured multicurrency revolving credit facility and increased its borrowing capacity to $20 million, maturing in January 2002. At March 31, 1999 the Company had borrowed $9.8 million under the agreement. The amended credit agreement contains financial covenants that were met at March 31, 1999.

                               LECROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated revenues were $34.6 million and $96.2 million, respectively, for the current quarter and nine months ended March 31, 1999, an increase of approximately $3.8 million, or 13% from the quarter ended March 31, 1998 and a decline of $2.2 million, or 2% from the nine months ended March 31, 1998. The increase for the quarter was primarily attributable to an increase in digital oscilloscopes and related product revenues as well as an increase in LAN/WAN test instrument revenues. This increase was offset partially by a decrease in license fees for the quarter. The decline for the nine months was primarily attributable to a decline in digital oscilloscopes and related product revenues and license fees offset partially by increases in high-energy physics products and LAN/WAN test instruments.

     Test and measurement revenues increased $4.9 million or 20% in the third quarter. Higher unit volumes attributable to the successful launch of the Company's new WaveRunner(TM) products caused the increase for the quarter. The WaveRunner marks the Company's first innovation in five years in the 200 to 500 MHz, mid market segment. In addition the LC564/584 introduced nine months ago achieved its greatest quarterly sales volume. Test and measurement revenues decreased $1.7 million or 2% for the nine months ended March 31, 1999. The decline in revenue for the nine-month period was caused by lower unit volumes attributable to the softness in the Japanese and Pacific Rim markets coupled with softness in the disk drive industry.

     Revenues from LAN/WAN test instruments increased $1.6 million, or 162% in the third quarter and $0.6 million, or 8% in the nine months ended March 31, 1999 compared to the same periods in the prior year. The increases for the third quarter and nine months were primarily attributable to the continued success of the Company's NEWSLine(TM) network analyzer product, which was introduced in December 1998.

     License fees decreased $2.6 million and $1.1 million, or 52% and 18%, respectively for quarter and nine months ended March 31, 1999.

     Gross profit for the three months ended March 31, 1999, excluding the impact of restructuring charges of $2.17 million and transition costs of $0.25 million, was 53.7% of revenues compared to 61.9% of revenues for the three months ended March 31, 1998. Transition costs relate to costs incurred to train the manufacturing staff in Chestnut Ridge in the manufacturing techniques previously employed at the Geneva Switzerland manufacturing facility. Gross profit for the nine months ended March 31, 1999, excluding the impact of the aforementioned restructuring and transition charges, was 53.2% of revenues compared to 58.8% of revenues for the comparable period in the prior year. This decrease in gross profit for both the three and nine months ended March 31, 1999 was caused by lower gross margins due to the higher material costs of the LC584/564 product lines, which were introduced in the fourth quarter of fiscal 1998. The decrease in gross margin for both the three and nine months ended March 31, 1999 was also attributable to the lower gross margins on the Company's new WaveRunner products. The decline in gross profit was magnified by the decrease in license fees for the quarter and nine months ended March 31, 1999.

     Selling, general and administrative expenses, excluding transition costs of $0.5 million, as a percentage of revenue was 32.1% for the three months ended March 31, 1999 compared to 36.1% for the three months ended March 31, 1998. Selling, general and administrative expenses, excluding the aforementioned transition costs, as a percentage of total revenue was 33.4% for the nine months ended March 31, 1999 compared to 33.6% for the nine month period in the prior year. Selling, general and administrative dollar expenses, excluding transition costs of $0.5 million, remained flat for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 and reflects costs incurred to support higher sales volume for the three months ended March 31, 1999. Excluding transition costs, selling, general and administrative dollar expenses decreased $0.9 million, or 3% for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. This decline is primarily attributable to the benefits derived from the Company's previous restructuring programs. The transition costs primarily relate to the training of sales and marketing personnel in Chestnut Ridge.

                               LECROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Research and development expenses, excluding transition costs of $0.2 million, increased $0.1 million in the quarter ended March 31, 1999 compared to the prior year quarter. The transition costs primarily relate to the training of the research and development team in Chestnut Ridge. This increase for the quarter was primarily due to the increased investment in the development of new digital oscilloscope products and the network business. Research and development expenses, excluding the aforementioned transition costs, decreased $0.8 million in the nine months ended March 31, 1998 and reflect greater development costs last year for NEWSLine and the new LC584/564 platform which products came to market this year. Excluding transition costs, research and development expenses as a percentage of total revenue were 13.2% for the three months ended March 31, 1999 compared to 14.6% for the quarter ended March 31, 1998. Excluding transition costs, research and development expenses as a percentage of total revenue were 13.7% for the nine months ended March 31, 1999 compared to 14.2% for the nine months ended March 31, 1998.

     Operating income, excluding the impact of restructuring, nonrecurring and transition charges, decreased $0.5 million, or 15% for the current quarter and $5.0 million or 46% for the nine months ended March 31, 1999 compared to the same periods in the prior year. This decline in operating income was due to lower margins in the current year as well as the other factors discussed above. Excluding the impact of restructuring, nonrecurring and transition charges, operating income as a percentage of total revenues was 8.4% and 6.1% for the quarter and nine months ended March 31, 1999 compared to 11.2%, and 11%, respectively, for the quarter and nine months ended March 31, 1998.

     Net interest expense and financing charges, included in other income was $155,000 and $318,000 in the three and nine month periods ended March 31, 1999 compared to net interest income of $154,000 and $501,000 in the same prior year periods. The decrease in the current year is due primarily to reduced levels of cash on hand as the Company has made significant capital investments in the last half of fiscal 1998 as well as in the third quarter of fiscal 1999. These capital investments include an equity investment and purchased manufacturing and distribution rights. The Company has also increased borrowings under its line of credit during the three months ended March 31, 1999. Other income for the three months ended March 31, 1999 included currency exchange gains, primarily attributable to the Swiss franc, of $349,000 compared to $133,000 in the comparable prior year period. Other income for the nine months ended March 31, 1999 and 1998 include currency exchange gains, primarily attributable to the Swiss franc and the Korean won, of $326,000 and currency exchange losses of $334,000, respectively.

     The Company's income tax rate, excluding the impact of restructuring and nonrecurring charges, for the three months ended March 31, 1999 and 1998 was 30%. The Company's income tax rate on earnings, excluding the impact of restructuring charges, for the nine months ended March 31, 1999 was 30% compared to 29.4% for the nine months ended March 31, 1998. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 15%. This agreement is in effect through the fiscal year ended June 30, 2000.

RESTRUCTURING AND NONRECURRING COSTS

     While the Company has experienced substantial revenue growth during the past several years, the Company faces upcoming challenges, specifically in the Japanese and Pacific Rim markets. Additionally, the cyclical slowdown in the disk drive industry has placed increased pressure on the Company's domestic sales. Although the Company's visibility regarding the duration of these factors is limited, it is possible that the aforementioned factors could affect the Company's performance for the next several quarters. As a result, the Company has undertaken two restructuring plans, one in the current quarter of fiscal 1999 and one in the fourth quarter of fiscal 1998. The objectives of these restructuring plans were to bring costs in line with revenues, consolidate its oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several breakthrough technologies.

                               LECROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (CONT.)

At March 31, 1999 the Company had remaining reserves and liabilities of approximately $14.4 million relating to the restructuring plans. During the quarter and nine months ended March 31, 1999 the Company charged approximately $1.1 million and $2.4 million, respectively, against these restructuring reserves. These charges primarily related to severance and other employee benefits. The overall expected cost of the fourth quarter fiscal 1998 restructuring plan has not changed since the plan was approved and it is expected to be completed by the end of fiscal 1999. The restructuring plan adopted in the current quarter is expected to be completed by March 31, 2000.

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

YEAR 2000

       Prior to the restructuring of its oscilloscope operations and the closure of its Geneva Switzerland manufacturing facility the Company had planned to implement a new ERP (Enterprise Resource Planning) system in July 1999, which was year 2000 compliant. As a result of the aforementioned restructuring, the Company has decided to delay the implementation of its new ERP system until April 2000. The Company believes its financial operating systems in New York are currently Year 2000 compliant, however the financial operating system at the Geneva, Switzerland location is not year 2000 compliant. Therefore, the Company will invoke its year 2000 contingency plan with respect to the Geneva Switzerland location. As a result of cost considerations, the Company has decided to purchase a temporary financial operating system that is year 2000 compliant for its Geneva Switzerland location rather than upgrade the Geneva legacy system.

       The Company plans to purchase and install the new financial operating system in Geneva during the next fiscal quarter. The Company estimates that the total cost of this new system will be approximately $200,000. This estimate includes software, installation, training and support. The source of these funds will be cash generated from operations and as of March 31, 1999 no costs relating to the new Geneva financial operating system have been incurred.

       The Company continues to work with other third party suppliers to identify exposures and obtain compliance. At this point the Company does not anticipate any material adverse effects resulting from year 2000 problems. The company has also determined that all its test and measurement products are problem free with respect to their internal time clocks in the year 2000 and beyond. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1997. Undiscovered issues related to the Year 2000 issue could have an adverse impact.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $24.9 million at March 31, 1999 compared to $27.7 million, at June 30, 1998. The working capital ratio is currently 1.65 to 1.

     In March 1999 the Company amended its unsecured multicurrency revolving credit facility and increased its borrowing capacity to $20 million, maturing in January 2002. At March 31, 1999 the Company had borrowed $9.8 million under the agreement. The amended credit agreement contains financial covenants that were met at March 31, 1999. Also in March of 1999, the Company purchased manufacturing rights for complementary products from Iwatsu Electric Co., Ltd. for $5.0 million, of which $2.5 million has been paid to date.

     Cash flows generated from operating activities for the first nine months of fiscal 1999 decreased $3.7 in comparison with the prior year due primarily to lower operating earnings.

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

RISK MANAGEMENT

     The Company's equity investment in Iwatsu Electric Co., Ltd is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation which, at March 31, 1999, has resulted in a $1.5 million reduction from the $7 million original cost. The change in the value of this investment, which is deemed to be temporary, is included as part of accumulated comprehensive (loss) in stockholders' equity and is not included in income or loss.

NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company beginning July 1, 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This statement supercedes SFAS No. 14 and amends SFAS No.94. The adoption of SFAS 131 will have no impact on the Company's financial position, results of operations or cash flows. The Company has not yet determined the effect of FASB 131 on its segment reporting requirements.

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

                               LECROY CORPORATION

                            PART I. OTHER INFORMATION

ITEM 6.(a)          EXHIBITS
    Exhibit 1.1 Amended and Restated Multicurrency Credit Agreement dated as of March 31, 1999 between the Company , Chase Manhattan
                    Bank and Bank Boston

    Exhibit 27      Financial Data Schedule.

                           PART II. OTHER INFORMATION

ITEM 6.(b)          REPORTS ON FORM 8-K

                    No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LECROY CORPORATION

Date: May 7, 1999                           By: /S/ JOHN C. MAAG
                                                -------------------------------
                                                John C. Maag
                                                Vice President-Finance, Chief
                                                 Financial Officer,
                                                 Secretary and Treasurer