Form 10-K
period 1999-06-30
LECROY CORP
filed 1999-09-24
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1999

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

       Indicate by check mark ("X") whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X      NO ________

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The number of shares outstanding of the registrant's Common Stock, as of August 18, 1999, was 7,704,994 shares. The aggregate market value on August 18, 1999 of the Common Stock held by non-affiliates of the registrant was $116,424,523.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

       Portions of the Prospectus to Form S-1 Registration Statement No. 33-95620 and the Prospectus to Form S-3 Registration Statement No. 333-22117 are incorporated by reference in Part II hereof.

                                TABLE OF CONTENTS

                                                                                                              Page

PART I
   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    11
   Item 3.      Legal Proceedings..........................................................................    11
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    11
   Item 4A.     Executive Officers of the Registrant.......................................................    12
PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    14
   Item 6.      Selected Financial Data....................................................................    14
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    16
   Item 8.      Financial Statements and Supplementary Data................................................    23
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    41
PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    42
   Item 11.     Executive Compensation.....................................................................    42
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    42
   Item 13.     Certain Relationships and Related Transactions.............................................    42
PART IV
   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    42


                                     PART I

ITEM 1. BUSINESS

     LeCroy Corporation (the "Registrant" and "Company") was founded in 1964 and is currently incorporated in the State of Delaware.

     The Company develops, manufactures, sells and licenses signal analyzers, principally high-performance digital oscilloscopes, and LAN (Local Area Networks) network analyzers. Digital oscilloscopes capture electronic signals, convert them to digital form and perform sophisticated measurements and analyses. The Company's digital oscilloscope products are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications. LAN network analyzers are used to diagnose the performance of high-speed local area networks.

     The Company believes that market trends in these industries towards faster and more complex signals are favorable to the LeCroy core technology--the capture and analysis of such signals. The ability to capture and analyze the shapes of high-speed electronic signals requires highly specialized analog chip design technology. LeCroy is one of very few companies possessing such capability. The Company's original digital oscilloscope technology is derived from its historical efforts in developing products for scientists engaged in high energy physics ("HEP") research

     In 1985, the Company introduced its first digital oscilloscope product. Subsequently, the Company expanded its digital oscilloscope product offerings to include a variety of models with a broad range of capabilities to address most segments of the digital oscilloscope market. In fiscal 1999 the Company continued to expand its oscilloscope product offerings with the Waverunner family mid-market oscilloscope, the high-performance LC584AXL, and new differential signal probe products.

      In 1998, the company expanded its signal analyzer product offering with the introduction of the NEWSLineTM LAN analyzer, thereby entering new high growth markets.

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

     The most general-purpose test and measurement instrument used for signal analysis is the oscilloscope. Digital oscilloscopes are signal analyzers that, like their earlier analog counterparts, can display a representation of an electronic signal's "shape," which is essentially a measure of a signal's voltage as a function of time. Digital oscilloscopes, however, go beyond the capabilities of analog oscilloscopes in that they capture a signal in digital form by sampling it over time and storing the data or measurements in memory. The stored signal can then be viewed later, and more importantly, the instrument can perform various analyses on the stored data. Certain oscilloscope users still prefer the analog style oscilloscope. These instruments are less complicated to use and they acquire a view of signal changes at a faster rate than digital oscilloscopes. The Company is the sole supplier in North America and Europe of high performance analog oscilloscopes produced by Iwatsu Electric Co., Ltd.

     During the past few decades, there has been an increasing proliferation of electronics in general and digital electronics in particular. The growth in digital electronics has been driven primarily by the growth in stand-alone computers and related systems, the increase in embedded digital controls within other electronic and electrical devices and the rapid increase in digital communications. Combined with the general growth in the quantity of digital electronics, there has been a substantial increase in processing speed. For example, processing speeds of personal computers have increased dramatically in recent years from about 33 MHz to more than 500 MHz, and sophisticated communications equipment transmits data at rates that exceed 1 gigabit per second.

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

SIGNAL ANALYZER MARKET

      Signal Analyzers are a sub-category of the Test Instruments Business. The Company participates today in two markets, the oscilloscope market and the communication test market.

         * OSCILLOSCOPE MARKET. The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market (less than 400 MHz) cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of long complex signals. These instruments typically sell for under $5,000. The high-performance market segment (bandwidth of greater than 400 MHz) is characterized by instruments with high sample rates (from 500 MS/s to more than 10 GS/s) and long record lengths (from 10,000 to 16 million sample points) and greater processing power to perform more sophisticated analyses. These high-performance digital oscilloscopes typically range in price from $5,000 to $35,000, although certain very high bandwidth oscilloscopes for specialized applications are priced above $35,000. The Company's Waverunner and LC series digital oscilloscope product families, high performance analog oscilloscopes, and disk drive analyzers are all targeted at customers in the high-performance market segment.

LECROY PRODUCT ADVANTAGES

     The Company believes that its expertise in signal shape analysis has enabled it to develop digital oscilloscopes that provide key advantages over competitive offerings:

         * HIGH SAMPLE RATES. The Company's advanced technology, which includes many sophisticated custom components, enables its digital oscilloscopes to make measurements at high sample rates. The Company's Model LC584 offers sample rates of up to 8 GS/s.

         * LONG RECORD LENGTHS. The Company's advanced memory architecture, which includes many sophisticated custom components, enables its digital oscilloscope products to have long record capability. The Company's Model LC584 offers record lengths of up to 16 million sample points at 8 GS/s

         * POWERFUL PROCESSING CAPABILITY. The Company's multiprocessor architecture in each of its LC models combines a Motorola PowerPC(R) main processor with custom processors designed by the Company. The combination of this advanced multiprocessing technology with the Company's patented data-compaction technique enables the rapid and accurate display of long signals and the performance of complex analyses.

         * SOPHISTICATED ANALYSIS SOFTWARE. The Company's analysis software options, available either at the time of purchase or as aftermarket upgrades, provide a wide range of capabilities customized for specific end-user applications. By customizing its analysis software, the Company believes that it can provide a total solution to a particular customer's measurement and analysis requirements.

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

         * COMMUNICATION TEST MARKET. The Communication Test Instrument market was $3 billion in calendar 1998 according to Prime Data. The company's products are focused on data communications applications, primarily LAN network analysis. As such, the Company believes that its addressable markets are approximately $800 million in communication test. The addressable market divides itself into three segments, protocol analyzers, LAN meters, and cable testers.

LeCROY PRODUCT ADVANTAGES

     The Company believes that its expertise in signal shape analysis has enabled it to develop the LAN analyzer product called NEWSLine, which identifies problems in critical networks that could not be discovered with conventional networking tools. NEWSLine functions as a diagnostic tool capable of pinpointing the root cause of network disruptions, while the network is online. Key advantages over competitive offerings are:

      * ANALOG SIGNAL ANALYSIS. The NEWSLine product measures electronic signals using analog measurement techniques. Protocol analyzers and other competitive hand-held instruments analyze only the digital interpretation of the electronic signal and as such have lost critical measurement information. For example, the product can perform emission or jitter analysis, measurements that are not possible with digital type instruments

      * LIVE NETWORK ANALYSIS. The NEWSLine product measures and analyses the network when it is live. As such, the product sees actual network traffic and does not require the network to be taken down.

      * ONE-ENDED MEASUREMENT. The NEWSLine product makes all its measurements from one end without the need to terminate the network channel on the other end.

      * MULTI-PORT ANALYSIS. The NEWSLine product can analyze up to 384 channels simultaneously. The product will discover and characterize all network assets without connecting one channel at a time.

STRATEGY

     The Company's first business objective is to become a leading supplier of high-performance oscilloscopes. The Company's second business objective is to leverage the technology used in those instruments - for the capture and analysis of high speed electronic signals - to expand sales into high growth markets including LAN test instruments. The Company also plans to participate in broader markets by the use of LeCroy's core acquisition technology in dedicated signal analyzers. The Company is pursuing the following strategies to achieve these objectives:

      * EXTEND HIGH-PERFORMANCE TECHNOLOGY. The high-performance acquisition technology that the Company originally developed in the technically demanding HEP market and its continuing investment in research and development have enabled it to develop three families of high-performance digital oscilloscope products. The Company intends to continue to allocate significant resources to extending these performance advantages.

      * TARGET HIGH-GROWTH INDUSTRIES WITH SOLUTIONS. The Company's experience with users in certain industries has shown that adding special analysis and processing capabilities to its digital oscilloscopes permits it to offer total solutions for special data measurement and analysis problems. For example, the Company has developed digital oscilloscopes targeted at the particular data measurement and analysis problems of the data storage industry. The Company has been particularly successful in Data Storage, Power Measurement and Jitter Analysis by providing complete solutions using customized hardware and software.

      * EXPANDING SALES IN NEW PRODUCT MARKETS. The Company believes that it is well positioned to leverage its core competency to expand sales into new markets. The Company began shipments of NEWSLine, the network test product that analyzes electronic signals in communications networks in order to provide better characterization and failure analysis capabilities than could be achieved using previously existing products.

        There can be no assurance that the Company will be successful in implementing its strategies, including whether it will be able to leverage its core technologies into new product markets.

PRODUCTS AND SERVICES

     The Company's primary test and measurement products are its Waverunner and LC families of digital oscilloscopes, which are targeted at users who require high performance at competitive prices. The Company introduced in December 1998 its new Network analyzer products, called NEWSLine. The Company also offers a full range of aftermarket service and support for all its products.

     DIGITAL OSCILLOSCOPES AND RELATED PRODUCTS. The Company's Waverunner and LC digital oscilloscope products, which range in list price from approximately $5,000 to approximately $36,000, offer precise measurement and analysis capability for applications such as the design, development and testing of electrical and electronic products. Such applications call for a wide range of test instruments including those with high bandwidths (up to 1.5 GHz), high sample rates (up to 10 GS/s), long record lengths (up to 16 million sample points) and may require greater processing capability to perform sophisticated analysis of the input signals. The Company's LC product family features a proprietary color display that facilitates certain visual analyses that cannot be performed with a monochrome scope. In addition, models in the LC series incorporate Motorola's PowerPC main processor and other custom processors designed by the Company.

     The Company believes that the following features give its Waverunner series and LC series products one of the best user interfaces in the digital oscilloscope market:

* Large, high-resolution color display, organized in a manner that facilitates easy readout and analysis of displayed data.

*    User-friendly control panel.

*    Main processor with up to 64 MB of random access memory.

* Flexible options for data viewing/storage including VGA port and floppy disk drive.

* Optional built-in printer that allows users to produce a printout of the display at the touch of a button.

* A standard general-purpose interface bus ("GPIB") that enables the digital oscilloscope to be part of a measurement and analysis system that uses other GPIB-compatible instruments.

     As part of its strategy to focus on its Waverunner series and LC series products, the Company is phasing out its other digital oscilloscope product offerings. The Company is continuing to sell its current inventory of these products.

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

     The following are examples of specific applications involving the Company's Waverunner series and LC series digital oscilloscope product families:

    * DATA STORAGE--The computer disk drive industry is continually seeking to apply advanced magnetic storage technology to increase data density and reduce access time. Design engineers in this field require digital oscilloscopes with high sample rates and long record lengths. The Company believes that its Model DDA-120 and DDA-110 disk drive analyzers, which feature a maximum sample rate of 8 GS/s and a maximum record length of 16 million sample points, are well suited to such applications. In addition to providing digital oscilloscopes that meet the disk drive industry's requirements for high sample rates and long record lengths, the Company has worked closely with customers in this industry to develop specialized processing software that incorporates advanced algorithms designed specifically for their particular measurement and analysis requirements. The Company believes that the combination of its high-performance data-acquisition technology with this specialized processing capability has been a significant factor in the growth of its sales to this industry.

    * CELLULAR TELEPHONES/PAGERS--In contrast to many other applications, the design of cellular telephones and pagers does not require digital oscilloscopes with high bandwidths or sample rates. This is due to the relatively longer and slower electronic signals associated with these products. It is therefore important that digital oscilloscopes for these applications have long record lengths and the ability to display the captured data in a meaningful and usable format. The Company believes that its Model LT344L digital oscilloscope is particularly well suited to such applications. The Model LT344L has a medium bandwidth and sample rate, but features a maximum record length of 1 million sample points. In addition, this instrument has the ability to simultaneously display the entire signal as well as an enlarged or "zoomed" view of a portion of the signal.

     * LASERs--A typical laser pulse has a duration on the order of two billionths of a second. To capture and analyze the shape of a laser pulse, a digital oscilloscope must make measurements of its amplitude many times during this period. The Company believes that its Model 9362 is well suited to this application as it has the capability to make precise measurements at the rate of ten billion per second, therefore permitting this oscilloscope to capture accurately the shape of the laser pulse so that it can be analyzed.

     EMBEDDED SIGNAL ANALYZERS. In April 1998 LeCroy introduced the model LSA1000, Signalyst, which can be used to incorporate a LeCroy digitizing system into systems designed by other manufacturers. This product allows the fast amplifier, high speed ADC, long record length and powerful processing of a LeCroy digitizer system to be incorporated into other products and test systems.

     NETWORK TEST PRODUCTS. The NEWSLine Network analyzer product has a unique ability to preemptively identify the potential for network failure and proactively monitor the network and report failures. This product localizes the source of network problems to the transmitter, cabling, noise emissions or network interface card and diagnoses the root cause of the failure.

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

     Sales of HEP products (including digitizers) accounted for approximately 6%, 5% and 6% of the Company's total revenues in its fiscal years ended June 30, 1999, 1998 and 1997, respectively. The Company expects HEP revenues to decline in the future.

     SERVICE AND AFTERMARKET PRODUCTS. The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters), Geneva, Switzerland and Osaka, Japan. Sophisticated service on certain key components of the Company's digital oscilloscope products, including on its printed circuit boards, is performed only at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York. The Company warrants its digital oscilloscopes from one to three years, signal source products from one to five years and HEP products for one year.

     Service and aftermarket products (including product upgrades) generated approximately 5% of the Company's total revenues in each of its fiscal years ended June 30, 1999, 1998 and 1997.

CUSTOMERS

     The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high-energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes.

     Revenue derived from one customer accounted for 11% of the Company's consolidated revenues in fiscal 1998. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. The Company's top 25 product customers consist of the following:

COMPUTERS/DISK DRIVES/PERIPHERALS    AUTOMOTIVE/TRANSPORTATION    TELECOMMUNICATIONS
*  Hitachi                           *  Bosch                     *  AlcatEL
*  International Business Machines   *  Siemens AG                *  Hewlett PackaRd
   Corporation                                                    *  Iwatsu Electric Co., Ltd.
*  Maxtor Corporation                INDUSTRIAL                   *  Lucent Technologies
*  Quantum Corporation               ----------                   *  Motorola, Inc.
*  Samsung                           *  Fujitsu                   *  Sony
*  Seagate                           *  Matsushita                *  Sprint-Global One
*  Toshiba                           *  PE Biosystems             *  Trend Communications
*  Western Digital
                                     OTHER
                                     -----
GOVERNMENT/MILITARY/AEROSPACE        *  Bruker Analytical Systems
*  Naval Air Warfare Center          *  Electro Rent
                                     *  Newcourt Technologies Corp.

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

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe, Japan and South Korea with regional sales headquarters located in Chestnut Ridge, New York, Geneva, Switzerland and Osaka, Japan. As of June 30, 1999, the Company's direct digital oscilloscope sales force consisted of approximately 88 sales engineers and regional managers worldwide. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu Electric Co. Ltd., a Japanese communications and test-and-measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

     In January 1999, LeCroy and Anixter Inc. signed a two-year, multi-million dollar contract for Anixter's exclusive North American distribution of LeCroy Corporation's NEWSLine product. Anixter customers include companies from a variety of industries including transportation, computer, manufacturing and financial.

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

     The Company intends to use its core acquisition technology to develop dedicated signal analyzers for broader markets. The Company believes that possible market opportunities for such products include the networking and communications industries. The Company is currently in the introduction stage with respect to a LAN monitor product that analyzes electronic signals in communications networks in order to provide better monitoring and failure-diagnosis capabilities than can be achieved using existing products.

     The Company conducts research and development activities at its various facilities. The Company's research and development costs, which are expensed as incurred, were approximately $18.6 million, $20.5 million and $15.5 million in its fiscal years ended June 30, 1999, 1998 and 1997, respectively, which expenses represented 14.8%, 15.7% and 12.4% of total revenues, respectively, for such fiscal years. In addition incident to an acquisition in fiscal 1998 was the purchase of incomplete technology activities which resulted in a pre-tax charge of $1.6 million, included in the Consolidated Statements of Operations in Non-recurring charges-acquisitions. The Company intends to continue to invest approximately 14% to 15% of revenues in its research and development efforts.

MANUFACTURING AND SUPPLIES

     The Company's digital oscilloscopes and related products were manufactured at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York, with HEP products also manufactured at the Chestnut Ridge facility. Manufacturing operations were closed at the Geneva facility during the fourth quarter of fiscal 1999 as part of the Company's restructuring efforts.

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

     As of June 30, 1999, the Company's Chestnut Ridge facility employed 99 manufacturing employees in an area devoted to such tasks of approximately 29,000 square feet.

BACKLOG

     The Company's backlog of unshipped customer orders was approximately $15.2 million and $6.4 million as of June 30, 1999 and 1998, respectively. Customers may cancel orders at any time. The Company believes that its level of backlog at any particular time is not necessarily indicative of future operating performance of the Company.

FOREIGN CURRENCY EXCHANGE

     The Company had manufacturing facilities in both the United States and Switzerland during fiscal 1999, purchases parts, components and sub-assemblies from suppliers around the world in a variety of currencies, and sells its products around the world in a variety of currencies. As a consequence, the Company is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, Swiss franc and Japanese yen, and, to a lesser extent, the German deutschemark, British pound, French franc and Italian lira. Local currency expenses resulting from manufacturing and the worldwide sourcing of parts, components and sub-assemblies are not generally offset by related local currency revenues, if any. The Company seeks to mitigate to some degree its exposure to foreign currency exchange rate fluctuations by borrowing under its multicurrency revolving credit facility in circumstances in which it is exposed to significant local currency receivables. The Company does not attempt to reduce its foreign currency exchange risks by entering into other foreign currency management programs or hedging transactions and has no plans to do so in the near term. As a consequence, there can be no assurance that the Company's results of operations will not be adversely effected by fluctuations in foreign currency exchange rates in the future, as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the United States dollar, the Company's financial reporting currency, or otherwise. Moreover, fluctuations in exchange rates could affect demand for the Company's products. During the fiscal years ended June 30, 1999, 1998, and 1997 the Company reported foreign currency exchange gains (losses) of $742,000, $(477,000) and $678,000, respectively.

COMPETITION

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. According to Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handhelds, grew from $638 million in 1994 to $793 million in 1998. Prime Data estimates that the four largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 1997 were Tektronix, Inc. with 42%, Hewlett-Packard Company with 21%, and LeCroy with 15%. Some of the Company's principal competitors have substantially greater sales and marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

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

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 1999, the Company held a total of fifteen United States patents expiring in the years from 2000 to 2017. The Company also holds five foreign patents. The Company has pending applications for thirteen additional United States patents and for seventeen additional foreign patents. The patent positions of high-technology companies such as the Company are uncertain, however, and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

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

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company is required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years ending June 30, 2004 and may be required to make up to an additional $3.5 million in contingent royalty payments depending on its sales of certain products in certain territories over the life of the patents. Royalty expense approximated $982,000, $1,442,000 and $1,329,000 in fiscal 1999, 1998 and 1997, respectively. The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

EMPLOYEES

     As of June 30, 1999, LeCroy had 513 full time employees, of whom 283 work in the Company's Chestnut Ridge facility, 56 work in the Company's Geneva facility, and the remainder work in various other Company offices around the world. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory. A majority of the Company's senior managers has over five years of service with the Company.

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

     The Company's subsidiary, Digitech Industries, Inc. has been involved in environmental remediation activities. (See Note 12 to Consolidated Financial Statements.) The Company does not foresee that the ultimate resolution of this environmental matter will have a material adverse effect on the results of future operations, financial position or the competitive position of the Company.

ITEM 2. PROPERTIES

       The Company's executive offices and one of its manufacturing facilities are located in a two-story, approximately 88,000 square foot building in Chestnut Ridge, New York that is owned by the Company. The Company also leases a three story office and manufacturing building of approximately 44,000 square feet in Geneva, Switzerland pursuant to a lease expiring December 31, 2004. In addition, the Company leases other offices around the world to support its local sales and service operations.

       The Company believes that its facilities are in good working condition and are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

       The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                                        AGE                                POSITION
----                                        ---                                --------
Walter O. LeCroy, Jr. ................       64       Honorary Chairman of the Board of Directors
Lutz P. Henckels......................       58       President, Chief Executive Officer and Director
Thomas H. Reslewic....................       40       Executive Vice President--Chief Operating Officer
Ronald S. Nersesian...................       39       Senior Vice President--General Manager Oscilloscope
                                                      Division
Luis B. Boza..........................       61       Vice President--Quality
Werner H. Brokatzky...................       54       Vice President--Operations
Brian V. Cake.........................       56       Vice President--Chief Technical Officer
Dennis A. Carpenter...................       52       Vice President--General Manager LeCroy North America
Warren  Davis.........................       53       Vice President--Human Resources
John C. Maag..........................       49       Vice President--Finance, Chief Financial Officer, Principal
                                                      Accounting Officer, Secretary and Treasurer
James J. Mueller......................       46       Vice President--Technology Development

     WALTER O. LECROY, JR., founder of the Company, has served as Honorary Chairman of the Board since February 1999. Mr. LeCroy previously served as the Chairman of the Board since the Company's inception. Mr. LeCroy was instrumental in the initial development of the Company's core technology. Mr. LeCroy has a Bachelor of Arts degree in physics from Columbia University.

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

        THOMAS H. RESLEWIC has served as Executive Vice President--Chief Operating Officer since February 1998. Mr. Reslewic served as Executive Vice President--Signal Analysis Business Group from February 1997 until January 1998, as Vice President--Worldwide Sales from March 1996 until November 1997, as Vice President--Sales and Marketing from July 1994 until March 1996, as the General Manager for North American Sales from 1993 until July 1994 and the Director of Marketing for the Company's Signal Sources Division from 1990 until 1993. Previously, he spent eight years in sales and marketing management with Tektronix, Inc., a manufacturer of digital oscilloscopes and one of the Company's principal competitors. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     RONALD S. NERSESIAN has served as the Senior Vice President--General Manager Oscilloscope Division since February 1998. Mr. Nersesian served as the Senior Vice President--Worldwide Marketing from March 1997 until January 1998 and as Vice President--Worldwide Marketing from March 1996 until February 1997. Before joining the Company, Mr. Nersesian spent eleven years with Hewlett-Packard Company and held many marketing positions. Mr. Nersesian has a Bachelor of Science degree in electrical engineering from Lehigh University and a Master of Business Administration degree from New York University.

     LUIS B. BOZA has served as Vice President--Quality since May 1998. Before joining the Company, Mr. Boza spent twenty eight years at Bell Laboratories, the Research and Development division of Lucent Technologies (formerly AT&T) and held many management positions. Mr. Boza has a Bachelor of Science degree in mathematics from the University of Havana, a Master of Science degree in Statistics from the University of Chile and a Doctor of Science degree in Statistics from the University of California, Berkeley.

     WERNER H. BROKATZKY has served as Vice President--Operations since April 1999. Previously, Mr. Brokatzky has served as Vice President--Operations (Geneva) from January 1996 through March 1999. Mr. Brokatzky joined the Company in August 1978 as the Manager of Finance and Administration and served as Vice President--Finance (Geneva) from March 1990 to December 1995.

     BRIAN V. CAKE has served as Vice President--Chief Technical Officer since February 1997. Previously, Mr. Cake served as Vice President--Advanced Development from 1986 through January 1997. He joined the Company as an engineer in November 1980. Mr. Cake has a Bachelor of Science degree in electrical and electronic engineering from City University in London.

     DENNIS A. CARPENTER has served as Vice President - General Manager LeCroy North America since July 1999. Previously, Mr. Carpenter served as Vice President--Worldwide Sales from November 1997 through June 1999. Before joining the Company, Mr. Carpenter spent sixteen years with Hewlett-Packard Company in several marketing and sales management positions. Most recently he was Sales Manager for the Hewlett Packard Test and Measurement program. Mr. Carpenter has a Bachelor of Science degree and a Master of Science in mechanical engineering from the University of Massachusetts.

     WARREN DAVIS has served as the Vice President--Human Resources since February 1997. Previously, Mr. Davis served as Director of Human Resources from July 1995 to January 1997. Before joining the Company, Mr. Davis was the Vice President of Human Resources at EG&G Instruments, Inc., a subsidiary of EG&G, Inc., a high technology conglomerate. Mr. Davis has a Bachelor of Arts degree in history from The University of Notre Dame and a Master of Business Administration degree from New York University.

     JOHN C. MAAG has served as the Vice President--Finance, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer since December 1995. Before joining the Company, Mr. Maag was the Corporate Controller of Dynatech Corporation, a voice, data and video communications company from May 1987 to December 1995. Mr. Maag has a Bachelor of Science degree in accounting from St. Joseph's College and is a Certified Public Accountant.

     JAMES J. MUELLER has served as the Vice President--Technology Development since June 1998. Previously, Mr. Mueller served as Vice President - Worldwide Engineering from June 1996 through May 1998, and served as R&D Manager--T&M from April 1992 to May 1996. Mr. Mueller has a Bachelor of Arts degree in physics from Rutgers University and a Master of Science and Doctor of Science degrees in physics from Princeton University.

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


                                                                                  HIGH       LOW
              FISCAL YEAR 1998
                     First Quarter ............................................   $46.00     $30.75
                     Second Quarter............................................    44.13      27.38
                     Third Quarter.............................................    34.50      17.88
                     Fourth Quarter............................................    25.25      13.75
              FISCAL YEAR 1999
                     First Quarter.............................................   $23.75     $13.25
                     Second Quarter............................................    20.38      10.75
                     Third Quarter.............................................    24.75      15.25
                     Fourth Quarter............................................    25.44      13.25

     The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of August 9, 1999, there were approximately 242 holders of record of the Common Stock.

     On June 30, 1999, the Company issued and sold an aggregate of 500,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of $10,000,000 and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock, for an aggregate purchase price of $0.01, in reliance on Section 4(2) of the Securities Act of 1933, as amended. The securities were sold to Advent Global GECC III Limited Partnership, EnviroTech Investment Fund I Limited Partnership, Adwest Limited Partnership, Oakstone Ventures Limited Partnership, and Advent Partners Limited Partnership, all of which are accredited investors as defined under Regulation D of the Securities Act. Proceeds of the issuance of Series A Preferred Stock and warrants to purchase Common Stock were allocated for general working capital purposes.

     The Series A Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder and, under certain circumstances specified in the Company's Certificate of Incorporation, the Series A Preferred Stock is automatically convertible into shares of Common Stock. The warrants are exercisable, at an exercise price of $20 per share of Common Stock, at any time until June 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated Statements of Operations data for the five years ended June 30, 1999 and the Balance Sheet data at June 30, 1999, 1998, 1997, 1996 and 1995 are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included herein.

                                                                             YEARS ENDED JUNE 30,
                                                             1999       1998        1997        1996        1995
                                                             ----       ----        ----        ----        ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS DATA:

Revenues
     Digital oscilloscopes and related products..........   $100,366   $ 101,584   $ 100,582   $  86,061   $  65,785
     High energy physics products........................      7,362       6,167       6,993      10,952      12,277
     Service and other...................................      6,863       6,700       6,085       5,077       5,061
                                                            --------   ---------   ---------   ---------   ---------
          Test & measurement revenue.....................   $114,591   $ 114,451   $ 113,660   $ 102,090      83,123
     LAN/WAN test instruments............................      6,707       8,058       7,741       6,082       2,733
     License fees........................................      4,900       8,500       4,000      --           --
                                                            --------   ---------   ---------   ---------   ---------
          Total..........................................    126,198     131,009     125,401     108,172      85,856
Cost of sales (1)........................................     62,827      56,996      53,173      48,068      39,274
                                                            --------   ---------   ---------   ---------   ---------
          Gross profit...................................     63,371      74,013      72,228      60,104      46,582
Selling, general and administrative expenses.............     44,888      44,076      41,924      36,868      29,517
Research and development expenses........................     18,638      20,541      15,495      13,704      11,123
Restructuring costs and non-recurring charges, net (2)...      6,788       5,852       3,857      --           --
Non-recurring charges (credits) - acquisitions (3).......     (1,140)      3,533        --        --           --
                                                            --------   ---------   ---------   ---------   ---------
          Total operating expenses.......................     69,174      74,002      61,276      50,572      40,640
                                                            --------   ---------   ---------   ---------   ---------
          Operating income (loss)........................     (5,803)         11      10,952       9,532       5,942
Other income (expenses), net.............................        164           9         365        (114)     (2,197)
                                                            --------   ---------   ---------   ---------   ---------
          Income (loss) before income taxes and
                       extraordinary charge                   (5,639)         20      11,317       9,418       3,745
Provision for income taxes...............................      1,149       1,900       3,743       3,154       1,412
                                                            --------   ---------   ---------   ---------   ---------
          Income (loss) before extraordinary charge......     (6,788)     (1,880)      7,574       6,264       2,333
Extraordinary charge for early retirement of debt .......       --        --            --        (1,300)      --
                                                            --------   ---------   ---------   ---------   ---------
          Net income (loss)..............................     (6,788)     (1,880)      7,574       4,964       2,333
Charges related to convertible preferred stock...........     (1,844)     --            --        --           --
                                                            --------   ---------   ---------   ---------   ---------
Income (loss) available to common stockholders              $ (8,632)  $  (1,880)  $   7,574   $   4,964   $   2,333
                                                            ========   =========   =========   =========   =========
Income (loss) per common share-basic:
          Income (loss) before extraordinary charge......   $  (1.13)  $    (.25)  $    1.20   $    1.26   $     .51
          Extraordinary charge...........................       --        --            --          (.26)      --
                                                            --------   ---------   ---------   ---------   ---------
          Net income (loss)..............................   $  (1.13)  $    (.25)  $    1.20   $    1.00   $     .51
                                                            ========   =========   =========   =========   =========
Income (loss) per common share-diluted:
          Income (loss) before extraordinary charge......   $  (1.13)  $    (.25)  $    1.00   $     .98   $     .45
          Extraordinary charge...........................       --         --         --            (.20)      --
                                                            ---------  ---------   ---------   ---------   ---------
          Net income (loss)..............................   $   (1.13) $    (.25)  $    1.00   $     .78   $     .45
                                                            ========== =========   =========   ==========  =========
Weighted average number of common shares:
          Basic..........................................       7,621       7,375       6,299       4,957      4,603
                                                            =========  ==========  ==========  ==========  =========
          Diluted........................................       7,621       7,375       7,541       6,373      5,137
                                                            =========  ==========  ==========  ==========  =========

                                                                                   JUNE 30,
                                                          ------------------------------------------------------------
                                                             1999       1998        1997        1996        1995
                                                             ----       ----        ----        ----        ----
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................................   $ 30,380   $  27,697   $  41,978   $  33,412   $  23,014
Total assets ............................................    102,214      89,110      79,389      65,008      51,719
Total debt and capitalized leases........................      8,200       2,294         160       5,910      18,042
Redeemable convertible preferred stock...................      8,152       --          --         --           --
Total stockholders' equity...............................     51,855      54,107      54,324      39,159      19,006

(1) Included in cost of sales in fiscal 1999 and fiscal 1998 are inventory write downs of $2,170 and $2,697, respectively, pursuant to restructuring of the Company's business.
(2) Restructuring costs were incurred in fiscal 1997 due to a restructuring of the Company's High Energy Physics business; in fiscal 1998 due to a restructuring of the Company's business in reaction to continued uncertainties in the Pacific region and in fiscal 1999 due to the consolidation of the Company's oscilloscope operations.
(3)  See Notes 12 and 13 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     The Company's original digital oscilloscope technology was derived from its historical efforts in developing products for high energy physics ("HEP") research. In 1985 the Company introduced its first digital oscilloscope product. In 1999 the Company continued to expand its product offerings with new mid-market oscilloscopes, production and sale of the NEWSLine LAN monitor, introduction of a remote access system product for local area network analysis and new differential signal probe product lines.

     The Company had manufacturing facilities in both the United States and Switzerland during fiscal 1999, purchases parts, components and sub-assemblies from a variety of vendors around the world in a variety of currencies and sells its products worldwide in a variety of currencies. This subjects the Company to certain risks including fluctuations in foreign currency exchange rates, changes in government policies, legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. For information with respect to the risks arising from fluctuations in foreign currency exchange rates and certain measures adopted by the Company to mitigate to a degree such risks, see "Business--Foreign Currency Exchange."

RESULTS OF OPERATIONS

     The table indicates the percentage of total revenues represented by each item in the Company's consolidated statements of operations.

                                                                                   YEARS ENDED JUNE 30,
                                                                                 1999       1998        1997
                                                                                 ----       ----        ----
Revenues
     Digital oscilloscopes and related products..............................     79.5%      77.5%       80.2%
     High energy physics products............................................      5.8        4.7         5.6
     Service and other.......................................................      5.5        5.1         4.8
                                                                               -------    -------     -------
     Test and Measurement revenues...........................................     90.8       87.3        90.6
     LAN/WAN test instruments................................................      5.3        6.2         6.2
     License Fees............................................................      3.9        6.5         3.2
                                                                               -------    -------     -------
        Total revenue........................................................    100.0      100.0       100.0
Cost of sales................................................................     49.8       43.5        42.4
                                                                               -------    -------     -------
     Gross profit............................................................     50.2       56.5        57.6
Selling, general and administrative expenses.................................     35.6       33.6        33.4
Research and development expenses............................................     14.8       15.7        12.4
Restructuring costs..........................................................      5.4        4.5         3.1
Non-recurring charges (credits) - acquisitions...............................     (0.9)       2.7         --
                                                                               -------    -------     -------
     Operating income (loss).................................................     (4.6)       --          8.7
Other income, net............................................................      0.1        --          0.3
                                                                               --------   -------     -------
     Income before income taxes..............................................     (4.5)       --          9.0
Provision for income taxes...................................................      0.9        1.4         3.0
                                                                               -------    -------     -------
     Net income (loss).......................................................     (5.4)%     (1.4)%       6.0%
                                                                               =======    =======     =======

RESTRUCTURING AND NON-RECURRING CHARGES (CREDITS)

     The operating results for the year ended June 30, 1999 includes total restructuring and non-recurring charges of $11.3 million ($10.9 million after taxes or $(1.44) per basic share) relating to the consolidation of the Company's oscilloscope operations. The Company believes that this consolidation will enhance operating efficiencies and enable the Company to dedicate additional resources to capitalize on several current breakthrough technologies.

     Of the aforementioned $11.3 million pretax charges, $10.4 million relates to restructuring costs. The restructuring costs include inventory write-offs of $2.2 million included in cost of sales, the accrual for the future minimum lease payments for the Geneva Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part time employees from the current workforce and the write down of plant assets and capitalized management information system software and other costs of $1.8 million. As of June 30, 1999 approximately $3.9 million of these costs have been paid. The restructuring plan is expected to be completed by the end of fiscal 2000. Associated with the restructuring efforts were $0.9 million of additional costs incurred to redeploy manufacturing, engineering and employee resources.

     In May 1999 the Company, its subsidiary, Digitech Industries, Inc. and the former owners of the previously leased facilities in Ridgefield, Connecticut ("Ridgefield Site") entered into an agreement with the current owners of the Ridgefield Site. The current owners have purchased an insurance policy providing for $2 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both the Company and Digitech Industries as insured parties. The current owners of the Ridgefield Site have also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site have also agreed to hold both the Company and Digitech Industries harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company has agreed to pay the former owners of the Ridgefield Site $160,000 for compensation for the reduced sales value of the property due to the environmental problems existing on the site. As a result of the above agreement, the Company reversed $1,140,000 in the fourth quarter of fiscal 1999 of the original $1.3 million environmental provision recorded in December 1997.

     In the fourth quarter of fiscal 1998 the Company finalized a restructuring plan amounting to $8.5 million ($7.9 million after taxes or $1.07 per basic share) in response to continuing uncertainties in the Pacific Region. These charges included inventory write-offs of $2.7 million included in cost of sales, the write down of plant assets, leases and contracts of $2.9 million, and reduction of 90 full and part-time employees of the Company's workforce, which approximate $2.9 million. In the fourth quarter of fiscal 1999 the Company recorded restructuring credits of $2.4 million relating to the reversal of restructuring accruals for severance and leases related to the decision to continue certain European sales offices. As of June 30, 1999, the 1998 restructuring plan has been substantially completed.

         In January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. In connection with the plan, the Company has taken a series of reorganization actions resulting in write-offs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes), of which $0.6 million related to severance. At June 30, 1999, these reorganization activities have been completed.

COMPARISON OF FISCAL YEARS 1999 AND 1998

     Total revenues declined to $126.2 million in 1999 from $131.0 million in 1998, or 4%. Revenues decreased as a result of a decrease in unit sales in Asia of mid-market segment digital oscilloscopes and related products and a decrease in license fee revenues. On a geographic basis, total revenues increased to $59.9 million in 1999 from $58 million in 1998 or 3% in the United States, to $36.7 million in 1999 from $31 million in 1998 or 18%, in Europe, and declined to $29.6 million in 1999 from $42 million in 1998 or 30%, in the rest of the world, principally Japan and the rest of Asia.

     Revenues from digital oscilloscopes and related products declined 1% to $100.4 million in 1999, from $101.6 million in 1998. This decrease in revenues was primarily attributable to a 5% decrease in unit sales, primarily for mid-market products. Average selling prices of digital oscilloscope and related products increased by 1% as compared to fiscal 1998 as a result of continuing higher sales of the LC 564/584 introduced in the fourth quarter of fiscal 1998.

     Revenues from sales of HEP products increased to $7.4 million in 1999 from $6.2 million in 1998, or 19%, resulting from unanticipated last time procurement from government laboratories. The Company believes that revenues from sales of HEP products, which represented approximately 6% of total revenues in 1999 will likely represent a declining portion of its total revenues in the future.

     Service and other revenues increased to $6.9 million in 1999 from $6.7 million in 1998, or 3%, due primarily to the continued increase in marketing of service and support programs for digital oscilloscopes and related products and increased sales of upgrades for such products.

    Revenues from LAN/WAN test instruments declined to $6.7 million in 1999 from $8.1 million in 1998, or 17%. This decrease was attributable to the shipment of a large order to Sprint of $3.7 million in 1998.

     License fees declined to $4.9 million in 1999 from $8.5 million 1998. The Company believes that license fee revenues are likely to continue to represent a declining portion of its total revenue in the future.

     Gross profit, excluding the impact of restructuring charges of $2.2 million in 1999 and $2.7 million in 1998, respectively, was 51.9% in 1999 compared to 58.6% in 1998. The decline was caused by higher material costs for the LC 564/584 product lines introduced in the fourth quarter of fiscal 1998, lower margins on the mid-market Waverunner products introduced in the second half of 1999 and lower license fees in 1999.

     Selling, general and administrative expenses increased to $44.9 million in 1999 from $44.1 million in 1998, or 2%. These expenses increased as the Company expanded its sales personnel in Korea resulting from the acquisition of Woojoo Hi-Tech in the third quarter of fiscal 1998. As a percentage of total revenues, selling, general and administrative expenses were 35.6% in 1999 and 33.6% in 1998.

     Research and development expenses, excluding the impact of a $2.5 million technology payment, increased to $18.6 million in 1999 from $18 million in 1998, or 3%. Excluding the impact of the $2.5 million technology payment, research and development expenses, as a percentage of total revenue, was 14.8% in 1999 compared to 13.8% in 1998.

     Operating income, excluding the impact of the restructuring and non-recurring charges (credits) declined to $2 million in 1999 from $12.1 million in 1998, or 83% due to the factors listed above. As a percentage of total revenues, operating income, excluding the impact of the restructuring and non-recurring charges (credits), was 1.6% in 1999 as compared to 9.2% in 1998.

     Net interest and financing charges, included in other income, net was $578,000 in 1999 compared to net interest income of $486,000 in 1998. The change in the current year is due primarily to reduced levels of cash on hand as the Company has made significant capital investments in the last half of fiscal 1998 as well as in the third quarter of fiscal 1999. These capital investments include an equity investment and purchased manufacturing and distribution rights. Average borrowing levels were $6.7 million 1999 as compared to $1.2 million in 1998. Other income, net in 1999 and 1998 included currency exchange gains (losses) of $742,000 and ($477,000), respectively.

     The Company's effective income tax rate for 1999 before restructuring and non-recurring charges, net, was 43.3% compared to 29.7% in 1998 due principally to foreign tax payments on license fees, for which no U.S. tax benefit is recognized. Currently, the Company's Swiss subsidiary operates under a tax agreement with the Canton of Geneva pursuant to which the effective tax rate on income with respect to such subsidiary is approximately 17%. The Company will renegotiate the agreement during fiscal 2000.

     Excluding the impact of the restructuring and non-recurring charges (credits), net of taxes, amounting to $7.5 million in 1999, and $10.4 million in 1998, net income declined 91% to $743,000 in 1999 compared to $8.5 million in 1998. Excluding the impact of the restructuring and non-recurring charges (credits), net income as a percentage of total revenues was 0.6%, in 1999 compared to 6.5% for 1998.

COMPARISON OF FISCAL YEARS 1998 AND 1997

     Total revenues increased to $131.0 million in 1998 from $125.4 million in 1997, or 4%, and represented record full-year revenues for the Company. Revenues increased as a result of an increase in average selling prices of digital oscilloscopes and license fee revenues. On a geographic basis, total revenues increased to $58.0 million in 1998 from $51.5 million in 1997, or 13%, in the United States, declined to $31 million in 1998 from $32.9 million in 1997, or 6%, in Europe and increased to $42 million in 1998 from $41 million in 1997, or 2%, in the rest of the world, principally Japan and the rest of Asia.

        The increase in revenues was lowered by approximately $4.7 million in the current year attributable to the net impact of the strengthening of the United States dollar versus the Japanese yen, Swiss franc, French franc and German deutschemark, as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Revenues from digital oscilloscopes and related products increased 1% to $101.6 million in 1998, from $100.6 million in 1997. This slight increase in revenues was attributable to an increase in sales in the Company's LC family of color digital oscilloscopes. Average selling prices of digital oscilloscope and related products increased marginally, as compared to fiscal 1997 offset by similar decline in unit volume.

     Revenues from sales of HEP products declined to $6.2 million in 1998 from $7.0 million in 1997, or 12%. The Company believes that revenues from sales of HEP products, which represented approximately 5% of total revenues in 1998 as compared to approximately 6% of total revenues in 1997.

      Service and other revenues increased to $6.7 million in 1998 from $6.1 million in 1997, or 10%, due primarily to the continued increase in marketing of service and support programs for digital oscilloscopes and related products and higher sales of upgrades for such products.

     Revenues from LAN/WAN test instruments, acquired in the Digitech acquisition, increased to $8.1 million in 1998, from $7.7 million in 1997 or 4%.

     License fee revenues, including $5.5 million for digital oscilloscope solutions increased to $8.5 million in 1998.

     Gross profit for fiscal 1998, excluding the impact of restructuring charges of $2.7 million was 58.6% of revenues compared to 57.6% for fiscal 1997. This growth was due to increased revenues from fees for digital oscilloscope solutions and LAN/WAN license fee revenues.

     Selling, general and administrative expenses increased to $44.1 million in 1998 from $41.9 million in 1997, or 5%. These expenses increased as the Company expanded sales management and staff at each of its regional sales headquarters and incurred additional sales commissions due to higher sales volume and the expansion of administrative management and support staff. As a percentage of total revenues, selling, general and administrative expenses were to 33.6% in 1998 compared to 33.4% in 1997.

     Research and development expenses increased to $20.5 million in 1998 from $15.5 million in 1997, or 33%. This higher level of research and development expenses reflects an increase in connection with introductions of new digital oscilloscopes and related products and continued development of network products and a $2.5 million technology payment that will enhance LeCroy's position in both the oscilloscope and network businesses. As a percentage of total revenues, research and development expenses were 15.7% in 1998 compared to 12.4% in 1997.

     Non-recurring charges for acquisitions in fiscal 1998 related to transaction costs and one time charges resulting from the merger of Digitech Industries, Inc. which included at $1.3 million provision for environment clean up, $0.6 million for professional fees and write down of assets associated with duplicate product lines, and a $1.6 million purchase of incomplete technology resulting from the purchase of Preamble Instruments, Inc.

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

YEAR 2000

       The year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond December 31, 1999. Prior to the restructuring of its oscilloscope operations and the closure of its Geneva Switzerland manufacturing facility, the Company had planned to implement a new ERP (Enterprise Resource Planning) system in July 1999, which, was year 2000 compliant. As a result of the aforementioned restructuring, the Company has decided to delay the implementation of its new ERP system until April 2000. Based upon successful application testing, the Company believes its financial operating systems in New York are currently Year 2000 compliant, however the financial operating system at the Geneva, Switzerland location is not year 2000 compliant. Therefore, the Company will invoke its year 2000 contingency plan with respect to the Geneva Switzerland location. The Company has decided to purchase a financial operating system that is year 2000 compliant for its Geneva Switzerland location rather than upgrade the Geneva legacy system.

     The Company has purchased and installed the new financial operating system in Geneva. The total cost of this new system was approximately $137,000. This includes software, installation, training and support. The source of these funds came from borrowings under the revolving line of credit.

     The Company continues to work with other third party suppliers to identify exposures and obtain compliance. At this point the Company does not anticipate any material adverse effects resulting from year 2000 problems. Based upon extensive testing the Company believes that all its test and measurement products are problem free with respect to their internal time clocks in the year 2000 and beyond.

     This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1997. Undiscovered issues related to the Year 2000 issue could have an adverse impact on the Company's results of operations.

     Additional risks associated with the year 2000 problem include (i) failure of systems and software used by our customers which will impact their financial ability to purchase our products; (ii) failure of systems and software used by vendors and third-party service providers upon which we rely for outsourced services and products; (iii) Year 2000 problems with our suppliers which could negatively impact our ability to fulfill our orders promptly; and (iv) errors or failures of systems in which our products are implemented which could result in improper interfacing or operation of such devices.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $30.4 million at June 30, 1999, which represented a working capital ratio of 1.9 to 1, compared to $27.7 million, or 1.8 to 1, at June 30, 1998.

     Cash flows provided by (used in) operating activities were $(3.3) million in fiscal 1999 compared to $(1.5) million in fiscal 1998 and $13 million in fiscal 1997. The 1999 cash flows from operations declined in comparison to the prior two fiscal years as the result of lower operating earnings in the current year.

     Capital expenditures were $8.5 million, $6.5 million and $5.4 million in fiscal 1999, 1998 and 1997, respectively. These capital expenditures were primarily for assembly, research, design and test equipment, facilities improvements and information systems software. Average net fixed assets employed were $13.2 million, or 10.4% of fiscal 1999 revenues, compared to $11.7 million or 8.9% of revenues in fiscal 1998. LeCroy anticipates that its capital spending for property and equipment in fiscal 1999 will approximate $7 million, primarily for design and test equipment, an ERP information system to improve our business processes, and facilities improvements. Funding for capital expenditures generally will be provided from internal sources.

     In February 1998 the Company made a $7 million equity investment in Iwatsu Electric Co., Ltd. which gives LeCroy a first right of refusal for Iwatsu's test and measurement business. In April 1998 the Company purchased manufacturing and distribution rights for complementary Iwatsu products for $4.7 million. In March 1999 the Company purchased additional manufacturing rights for complementary Iwatsu products for $5 million.

     The Company has financed its business in fiscal 1999 through amounts available under its multicurrency revolving credit facility, as well as the proceeds of $10 million from a private placement of redeemable convertible preferred stock. In March 1999 the Company amended its unsecured multicurrency revolving credit facility and increased its borrowing capacity to $20 million, maturing in January 2002. At June 30, 1999 the Company had borrowed $6.6 million under the agreement. The amended credit agreement contains financial covenants that include maintaining specified financial ratios, positive levels of net income and limitations on capital expenditures. At June 30, 1999, the Company was in violation of certain financial covenants, which have been waived by the banks. In September 1999 the agreement was amended to pledge substantially all of the Company's domestic assets as collateral and to revise certain financial covenants.

     In addition, the Company maintains certain foreign borrowing and overdraft facilities, principally a three million Swiss franc ($1.9 million using the U.S. dollar/Swiss franc exchange rate as of June 30, 1999 of which $1.6 million was used) multicurrency revolving credit agreement that is cancelable upon notice by the bank or the Company.

         The Company believes that its cash on hand together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

RISK MANAGEMENT

     The Company does not enter into financial instruments for trading or speculative purposes. The Company is exposed to market risk from changes in interest rates, foreign exchange rates and market valuation of its foreign common stock investment. Its equity investment in Iwatsu Electric Co., Ltd. is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation which at June 30, 1999 has resulted in a $0.3 million increase from the $7 million original cost. The change in the value of this investment, which is deemed to be temporary, is included as part of accumulated comprehensive
(loss) in stockholders' equity and is not included in income or loss.

     The Company's foreign debt, which at June 30, 1999 was comprised primarily of short-term facilities in Swiss francs at a fixed rate amounting to $1.6 million, does not subject the Company to significant interest rate risk as the borrowings are short term. The Company periodically uses foreign currency based borrowings in an effort to hedge foreign exchange risks.

NEW PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

     This Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among others things, (i) market trends in the Company's industries and the projected impact on the Company; (ii) the increasing importance of signal shape analysis; (iii) the Company's ability to meet its customers' evolving needs; (iv) the Company's position within its industries and ability to effectively compete; (v) the Company's ability to expand into new markets; (vi) future HEP revenues; (vii) trends in the seasonality of the Company's sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities;
(xi) consequences of the Company's consolidation of its oscilloscope operations;
(xii) the proportion that license fee revenue will represent of the Company's future revenues; (xiii) year 2000 compliance of the Company's products, and the impact of the year 2000 problem on the Company; (xiv) sufficiency of the Company's cash flow to fund working capital and capital expenditure requirements; (xv) trends affecting the Company's financial condition and results of operations; (xvi) the Company's business and growth strategies;
(xvii) the impact of adoption of accounting conventions; and (xviii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the Company's ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, the dependence on certain key customers, the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products as well as those discussed in the section entitled "Risk Factors" in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 26, 1997 (which section is hereby incorporated by reference herein).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               LECROY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
Report of Independent Auditors..........................................................................   24

Consolidated Balance Sheets as of June 30, 1999 and 1998................................................   25
Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997..................   26
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997........   27
Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997..................   28

Notes to Consolidated Financial Statements..............................................................   29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           ERNST & YOUNG LLP

Hackensack, New Jersey
August 2, 1999, except for
the last sentence of the second
paragraph of Note 6, as to which
the date is September 7, 1999.

                               LeCROY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                             1999        1998
                                                                                         ------------------------
                                         ASSETS
Current Assets:
     Cash and cash equivalents.........................................................    $  1,791    $ 1,895
     Accounts receivable, less allowance of $518 in 1999 and $568 in 1998                    31,549     31,297
     Inventories.......................................................................      29,120     26,682
     Other current assets..............................................................       3,200      2,556
                                                                                           --------    -------
          Total current assets.........................................................      65,660     62,430
Property and equipment, at cost:
     Land and building.................................................................       9,294      6,825
     Furniture, machinery and equipment................................................      28,463     29,907
                                                                                           --------    -------
                                                                                             37,757     36,732
     Less: Accumulated depreciation and amortization...................................     (23,200)   (24,937)
                                                                                           --------    -------
                                                                                             14,557     11,795
Marketable securities..................................................................       7,383      5,073
Other assets...........................................................................      14,614      9,812
                                                                                           --------    -------
                                                                                           $102,214    $89,110
                                                                                           ========    =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current debt......................................................................    $  1,600    $ 2,294
     Accounts payable..................................................................      11,858      9,970
     Accrued expenses:
        Warranty.......................................................................       1,822      1,943
        Deferred revenue...............................................................       3,910        687
        Other..........................................................................       2,573      6,293
        Compensation and benefits......................................................       6,903      7,506
        Restructuring .................................................................       3,420      2,516
        Income taxes...................................................................       3,194      3,524
                                                                                           --------    -------
          Total current liabilities....................................................      35,280     34,733
Long-term debt.........................................................................       6,600       --
Deferred compensation..................................................................         327        270
Contingencies and commitments
Redeemable convertible preferred stock, $.01 par value (Authorized 500,000 shares;
 500,000 shares issued and outstanding; liquidation value, $10,000,000 at June 30, 1999)      8,152       --
Stockholders' Equity:
     Common stock, $.01 par value (Authorized 45,000,000 shares; 7,704,994 and
        7,568,667 issued and outstanding in 1999 and 1998, respectively)...............          77         76
     Additional paid-in capital........................................................      42,869     37,867
     Accumulated other comprehensive loss..............................................      (3,970)    (5,347)
     Retained earnings.................................................................      12,879     21,511
                                                                                           --------    -------
          Total stockholders' equity...................................................      51,855     54,107
                                                                                           --------    -------
                                                                                           $102,214    $89,110
                                                                                           ========    =======


   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          YEARS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                      1999        1998        1997
                                                                                      ----        ----        ----
Revenues:
     Digital oscilloscopes and related products.................................  $100,366    $101,584    $100,582
     High energy physics products..............................................      7,362       6,167       6,993
     Service and other..........................................................     6,863       6,700       6,085
                                                                                  --------    --------    --------
              Test and measurement revenues.....................................   114,591     114,451     113,660
     LAN/WAN test instruments...................................................     6,707       8,058       7,741
     License fees...............................................................     4,900       8,500       4,000
                                                                                  --------    --------    --------
     Total......................................................................   126,198     131,009     125,401
Cost of sales...................................................................    62,827      56,996      53,173
                                                                                  --------    --------    --------
     Gross profit...............................................................    63,371      74,013      72,228
Operating expenses:
     Selling, general and administrative........................................    44,888      44,076      41,924
     Research and development...................................................    18,638      20,541      15,495
     Restructuring and non-recurring charges, net...............................     6,788       5,852       3,857
     Non-recurring charges (credits) - acquisitions.............................    (1,140)      3,533        -
                                                                                  --------    --------    --------
                   Total operating expenses.....................................    69,174      74,002      61,276
                                                                                  --------    --------    --------
Operating income (loss).........................................................    (5,803)         11      10,952
Other income, net...............................................................       164           9         365
                                                                                  --------    --------    --------
Income (loss) before income taxes...............................................    (5,639)         20      11,317
Provision for income taxes......................................................     1,149       1,900       3,743
                                                                                  --------    --------    --------
Net income (loss)...............................................................    (6,788)     (1,880)      7,574
Charges related to convertible preferred stock..................................    (1,844)       -           -
                                                                                  --------    --------    --------
Income (loss) available to common stockholders..................................  $ (8,632)   $ (1,880)   $  7,574
                                                                                  ========    ========    ========

Income (loss) per common share applicable to common stockholders:
Basic...........................................................................  $  (1.13)   $  (0.25)   $   1.20
Diluted ........................................................................  $  (1.13)   $  (0.25)   $   1.00

Weighted average number of common shares:
Basic...........................................................................     7,621       7,375       6,299
Diluted ........................................................................     7,621       7,375       7,541


   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                                                        ACCUMULATED
                                             COMMON STOCK   ADDITIONAL  TREASURY STOCK     OTHER
                                            --------------   PAID-IN    --------------- COMPREHENSIVE  RETAINED
                                            SHARES  AMOUNT   CAPITAL    SHARES   AMOUNT INCOME (LOSS)  EARNINGS   TOTAL
                                            ------  ------   -------    ------   ------ -------------  --------   -----
Balance at June 30, 1996 ...................  6,332   $64      $23,950   (451)  $(2,334)  $  1,662     $15,817   $39,159
Comprehensive income:
  Net income ...............................                                                            7,574      7,574
  Foreign currency translation .............                                                (3,631)               (3,631)
                                                                                                                  ------
Total comprehensive income .................                                                                       3,943
Public sale of common stock ................    354     3        7,717                                             7,720
Conversion of stock warrants................    591     6           (6)
Stock option and stock purchase plans ......                     1,531    339     1,521                            3,052
Tax benefit from exercise of stock options .                       450                                               450
                                               ----    --      -------   ----      ----    -------     ------     ------
Balance at June 30, 1997 ...................  7,277    73       33,642   (112)     (813)    (1,969)    23,391     54,324
Comprehensive income:
  Net loss..................................                                                           (1,880)   (1,880)
  Foreign currency translation .............                                                (1,920)              (1,920)
  Unrealized loss on securities available
    for sale................................                                                (1,458)              (1,458)
                                                                                                                 ------
Total comprehensive income .................                                                                     (5,258)
Stock option and stock purchase plans.......    257     3        2,729    112       813                           3,545
Issuance of stock for business acquisition .     35              1,407                                            1,407
Tax benefit from exercise of stock options..                        89                                               89
                                              -----    --      -------                     -------     ------    ------

Balance at June 30, 1998....................  7,569    76       37,867                      (5,347)    21,511    54,107
Comprehensive income:
  Net loss..................................                                                           (6,788)   (6,788)
  Foreign currency translation..............                                                  (754)                (754)
  Unrealized gain on securities available                                                    2,131                2,131
    for sale................................                                                                      -----
                                                                                                                 (5,411)
Total comprehensive income..................
Stock option and stock purchase plans.......    136     1        1,300                                            1,301
Tax benefit from exercise of stock options..                        30                                               30
Issuance of warrants with preferred stock...                     1,848                                            1,848
Charges related to convertible preferred                         1,844                                 (1,844)
stock.......................................
Securities offering costs...................                       (20)                                             (20)
                                               ----   ---      -------                   ---------    -------   -------
Balance at June 30, 1999....................  7,705   $77      $42,869                   $  (3,970)   $12,879  $ 51,855
                                              =====   ===      =======                   =========    =======  ========


   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                        YEARS ENDED JUNE 30,
                                                                                     --------------------------
                                                                                     1999       1998       1997
                                                                                     ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................................  $  (6,788) $  (1,880) $   7,574
     Adjustments for noncash items included in operating activities:
          Depreciation and amortization..........................................      4,769      3,818      3,205
          Restructuring provisions...............................................      7,380      7,298      3,617
          Deferred income taxes..................................................       _           640         79
          Non-recurring charges (credits) - acquisitions.........................     (1,140)     3,100       _
          Gain on disposal of fixed assets.......................................        (14)      _          _
     Change in operating asset and liability components:
          Accounts receivable....................................................     (1,874)    (8,253)    (4,258)
          Inventories............................................................     (4,435)    (9,333)      (564)
          Prepaid expenses and other assets......................................       (400)       487       (164)
          Accounts payable, accrued warranty, deferred revenue and
          accrued expenses.......................................................      2,778      3,595        495
          Accrued employee compensation and benefits.............................     (2,824)       550      1,084
          Income taxes...........................................................       (755)    (1,539)     1,929
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by operating activities..............................     (3,303)    (1,517)    12,997
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..........................................     (7,330)    (4,544)    (5,402)
     Business acquisitions, net of acquired cash ................................       _        (1,013)      _
     Investment in equity securities ............................................       _        (7,054)      _
     Purchase of intangible assets ..............................................     (5,125)    (4,700)      _
     Investment in computer software ............................................     (1,217)    (1,952)      _
     Proceeds from disposal of property and equipment............................       _            19         38
     Due from officers...........................................................       _          _            35
                                                                                   ---------  ---------  ---------
Net cash used in investing activities............................................    (13,672)   (19,244)    (5,329)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short term debt...............................................       (710)     2,332          1
     Repayment of debt, capitalized leases and other.............................       _           (76)    (5,838)
     Public sale of common stock.................................................       _          _         7,720
     Borrowings under line of credit, net........................................      6,600       _          _
     Proceeds from sale of preferred stock.......................................      9,980       _          _
     Proceeds from exercise of stock options and stock purchases.................      1,301      3,545      3,052
                                                                                   ---------  ---------  ---------
Net cash provided by financing activities........................................     17,171      5,801      4,935
                                                                                   ---------  ---------  ---------
Effect of exchange rates on cash.................................................       (300)    (3,029)    (3,083)
                                                                                   ---------  ---------  ---------
     Increase (decrease) in cash and cash equivalents............................       (104)   (17,989)     9,520
     Cash and cash equivalents at beginning of the year..........................      1,895     19,884     10,364
                                                                                   ---------  ---------  ---------
     Cash and cash equivalents at end of the year................................  $   1,791  $   1,895  $  19,884
                                                                                   =========  =========  =========
Supplemental Cash Flow Disclosure
     Cash paid during the year for:
           Interest..............................................................  $     662  $      45  $     514
           Income taxes..........................................................      1,797      2,631      1,389
     Tax benefit of disqualifying dispositions of stock options.................          30         89        450


   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

     The Company develops, manufactures, sells and licenses signal analyzers, principally high-performance digital oscilloscopes, LAN (Local Area Networks)/WAN (Wide Area Networks) instruments and related products.

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of LeCroy Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year. The fiscal 1997 consolidated financial statements have been restated to reflect the combination in fiscal 1998 with an acquired business which has been accounted for by the pooling of interests method.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   FISCAL YEAR ENDING DATES

     The operations of the U.S. Company, LeCroy Corporation, have a fiscal year end of the Saturday closest to June 30 (June 28, 1997, June 27, 1998, and July 3, 1999). For 1997 and 1998, the fiscal years represented a 52 week period. For 1999 the fiscal year represented a 53 week period. The majority of foreign subsidiaries have a June 30 fiscal year end. The consolidated financial statements' year-end references are stated as June 30.

   REVENUE RECOGNITION

     Substantially all revenue is recognized when products are shipped or services are rendered to customers. Revenues from service contracts are recognized ratably over the contract period. A deferral is recorded for post-contract support and any other further deliverables included within the sales contract agreement. This deferral is earned as contract elements are completed. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollected accounts and product returns.

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

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

   MARKETABLE SECURITIES

     The Company classifies its equity investments as available for sale and reports them at fair market value. Unrealized gains or losses are reported net of tax and foreign exchange effect in stockholders' equity until disposition. At June 30, 1999, cost is $7,054, gross unrealized gain is $329 and fair market value is $7,383.

   PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. The estimated useful lives are as follows:

            Building............................................... 20-32 years
            Furniture, machinery and equipment...................... 3-12 years

   INTANGIBLE ASSETS

     The cost of product technology and manufacturing and distribution rights acquired is being amortized primarily on units produced or shipped over the contract period, generally five years, but in no event longer than their expected useful lives. Excess of cost over fair market value of net assets acquired is being amortized on a straight line basis over fifteen years.

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

      FOREIGN EXCHANGE

     The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The adjustment resulting from this translation is included in comprehensive income. Gains (losses) in fiscal 1999, 1998 and 1997 resulting from foreign currency transactions approximated $742, $(477) and $678, respectively, and are included in other income, net.

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

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STOCK OPTION PLAN

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

   PER SHARE INFORMATION

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. Common stock equivalents of 308,000 in fiscal 1999 and 679,000 in fiscal 1998 are excluded from the loss per common share calculation because the effect would be anti-dilutive.

   COMPREHENSIVE INCOME (LOSS)

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income or (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no effect on the Company's financial position or results of operations. Comprehensive income (loss) for the three years ended June 30, 1999, 1998 and 1997 included foreign currency translation gains and (losses) of $(0.7), $(1.9) and $(3.6) million, respectively, and unrealized gains and (losses) on marketable equity securites classified as available for sale of $2.1 million, $(1.4) million and zero, respectively. The cumulative foreign currency translation losses were $4.6 million at June 30, 1999 and $3.9 million at June 30, 1998. The cumulative unrealized gains and (losses) on marketable equity securities classified as available for sale were $0.7 million at June 30, 1999 and $(1.4) million at June 30, 1998. The unrealized gain (loss) on marketable equity securites classified as available for sale includes deferred tax expense (benefit) of $0.4 million and $(0.3) million for fiscal 1999 and 1998, respectively.

    SEGMENT AND GEOGRAPHIC INFORMATION

     Effective July 1, 1998 the Company adopted SFAS No. 131 "Disclosures abouts Segments of an Enterprise and Related Information" which requires that an enterprise disclose the factors that management considers most significant in determining its reportable segments (see footnote 11).

2. RESTRUCTURING AND NON-RECURRING CHARGES

     The operating results for the year ended June 30, 1999 includes total restructuring and non-recurring charges of $11.3 million ($10.9 million after taxes or $(1.44) per basic share) relating to the consolidation of the Company's oscilloscope operations. The Company believes that this consolidation will enhance operating efficiences and enable the Company to dedicate additional resources to capitalize on several current breakthrough technologies.

     Of the aforementioned $11.3 million pretax charges, $10.4 million relates to restructuring costs. The restructuring costs include inventory write downs of $2.2 million included in cost of sales, the accrual for the future minimum lease payments for the Geneva Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of 56 employees from the current workforce and the write down of plant assets and capitalized management information system software and other costs of $1.8 million. As of June 30, 1999 approximately $3.9 million of these costs have been paid. Of the aforementioned $3.9 million,

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

$1.5 million relates to severance and other employee benefits, $1.3 million relates to inventory, $0.3 million relates to leases, $0.2 million relates to plant assets and $0.6 million relates to management information system software and other costs. The restructuring plan is expected to be completed by the end of fiscal 2000. Associated with the restructuring efforts were $0.9 million of additional costs incurred to redeploy manufacturing, engineering and employee resources.

     In the fourth quarter of fiscal 1998 the Company finalized a restructuring plan amounting to $8.5 million ($7.9 million after taxes or $1.07 per basic share) in response to continuing uncertainties in the Pacific Region. These charges included inventory write downs of $2.7 million included in cost of sales, the write down of plant assets, leases, and contracts of $2.9 million and severance and employee benefit costs of $2.9 million from the reduction of 90 full and part-time employees of the Company's workforce. As of June 30, 1999 this plan has been substantially completed. In the fourth quarter of fiscal 1999 the Company recorded restructuring credits of $ 2.4 million relating to reversal of restructuring accruals for severance and leases related to the decision to continue certain European sales offices.

     In January 1997, the Company adopted a strategic business plan to reduce costs and improve asset utilization in its HEP business. In connection with the plan, the Company took a series of reorganization actions resulting in write-downs, principally for inventory and other asset revaluations, and employee severance. The restructuring plan resulted in a charge to fiscal 1997 third quarter results of approximately $3.9 million ($2.5 million after taxes), of which $0.6 million related to severance. At June 30, 1999, these reorganization actions have been completed.

3. INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                    JUNE 30,
                                                                 --------------
                                                                 1999      1998
                                                                 ----      ----
            Raw materials...................................   $ 10,346  $11,377
            Work in process.................................      5,854    6,206
            Finished goods..................................     12,920    9,099
                                                               --------  -------
                                                               $ 29,120  $26,682

        The allowance for excess and obsolete inventory, included above, amounted to $3,490 in 1999 and $5,087 in 1998 which includes $827 and $3,005 for inventory writedowns as of June 30, 1999 and 1998, respectively, for restructuring (see Note 2).

4. OTHER ASSETS

     Other assets consist of the following:

                                                                     JUNE 30,
                                                                   ------------
                                                                   1999    1998
                                                                   ----    ----
            Manufacturing and distribution rights, net ......    $ 9,470  $4,643
            Computer software for internal use ..............      2,256   1,952
            Excess of cost over net assets acquired, net ....      1,461   1,818
            Deferred compensation............................        327     270
            Other............................................      1,100   1,129
                                                                 -------  ------
                                                                 $14,614  $9,812

The excess of cost over net assets acquired is net of accumulated amortization of $411 and $77 for fiscal 1999 and fiscal 1998, respectively.

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                             1999          1998          1997
                                             ----          ----          ----
Domestic...............................   $(1,659)        $(3,127)      $   940
Foreign................................    (3,980)          3,147        10,377
                                          -------         -------       -------
                                          $(5,639)        $    20       $11,317
                                          =======         =======       =======

     The provision for income taxes for the fiscal year June 30 is as follows:

                                             1999          1998          1997
                                             ----          ----          ----

Current US.............................     $  (59)       $  380        $  222
Current Foreign........................        543           880         3,442
Deferred Foreign.......................        665           640            79
                                            ------        ------        ------
                                            $1,149        $1,900        $3,743
                                            ======        ======        ======

     The reconciliation between U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                          1999       1998      1997
                                                          ----       ----      ----
Tax at U.S. federal statutory rate...................   $ (1,974)  $      7   $ 3,961

Increase (reduction) to statutory tax rate from:
     Difference between U.S. and foreign rates.......       (365)    (1,111)   (1,897)
     Tax effect of  restructuring....................      1,966      2,344       --
     Change in valuation allowances..................      1,495      1,228     1,404
     Other, net......................................         27       (568)      275
                                                        --------   --------   -------
Income tax expense...................................   $  1,149   $  1,900   $ 3,743
                                                        ========   ========   =======

     Significant components of the Company's deferred tax assets as of June 30, 1999 and 1998 were as follows:


DEFERRED TAX ASSETS:                                                                   1999          1998
                                                                                       ----          ----
Federal and state loss and credit carryforwards .................................     $ 5,018       $3,145
Foreign loss and credit carryforwards............................................       1,633        1,211
Inventory and other reserves.....................................................       4,049        4,849
                                                                                      -------       ------
Total deferred tax assets........................................................      10,700        9,205
Valuation allowance..............................................................     (10,700)      (9,205)
                                                                                      -------       ------
Net deferred tax assets..........................................................     $   --        $   --
                                                                                      =======       ======

     Included in current income taxes payable in 1999 and 1998 is $89 and $371, respectively, of current deferred income taxes payable associated with foreign inventory provisions and other foreign tax reserves.

     At June 30, 1999, the Company had a deferred tax asset of $10,700 (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards, temporary differences, and other tax credits. Realization of the deferred tax asset depends on the Company's ability to generate future U.S. taxable income. Included in the total is $2,488 related to employee stock option exercises, the benefit of which, if realized, will increase paid-in-capital.

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

and tax credits will be realized. Management believes that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and has recorded a 100% reserve against the asset at June 30, 1999. Management will continue to assess the realizability of the deferred tax asset at each interim and annual balance sheet date based on actual and forecasted operating results.

     In general it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. The cumulative amount of undistributed earnings of consolidated foreign subsidiaries for which U.S. federal income tax has not been provided is $24,693 at June 30, 1999. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States or will be remitted substantially free of additional tax. Determining the U.S. income tax liability that might be payable if these earnings were remitted is not practicable.

     At June 30, 1999, the Company has a U.S. federal income tax net operating loss carryforward of $8,525 available to offset future taxable income. The carryforward has various expiration dates beginning in 2009 and ending in 2019. Foreign tax net operating losses of $502 at June 30, 1999 are available to offset future taxable income of certain foreign subsidiaries. The foreign losses expire in future periods based on year and country of origin. Federal, State and foreign tax credits expire at various dates beginning in 2002.

6. DEBT

     At June 30, 1999, the Company had various foreign debt facilities outstanding, the principal amount includes 2,509 Swiss Francs ($1,600) outstanding under a 3,000 Swiss Franc multicurrency short term credit facility at interest rates of 5.25% to 7.75% depending on the currency in which the borrowing is denominated.

     In March 1999, the Company amended and restated an unsecured $20 million multicurrency revolving line of credit agreement with two commercial banks which allows for borrowings in various currencies and provides for interest to be payable quarterly at the highest of the prime rate, the federal funds rate (as defined) plus 1/2 % or the Eurocurrency Interest Rate plus applicable Eurocurrency margins (as defined). The agreement expires on January 31, 2002. At June 30, 1999 the Company had borrowed $6.6 million under the agreement. The agreement contains covenants that include maintaining specified financial ratios and levels of EBITDA and limitations on capital expenditures. At June 30, 1999 the Company was in violation of certain financial covenants which have been waived by the banks. A commitment fee is assessed on the unused line of credit, payable at the end of each calendar quarter, at a rate of 3/16 of 1% per annum. In September 1999 the agreement was amended to pledge substantially all of the Company's domestic assets as collateral and to revise certain financial covenants.

     Interest income (expense), net, included in other income, net was $(578) in fiscal 1999, $486 in fiscal 1998 and ($313) in fiscal 1997.

     The Company's debt approximates fair value.

     At June 30, 1999, the Company had short-term unused lines of credit aggregating $1,439 for foreign operations.

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

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

issuance, at an exercise price of $4.49 per share. Concurrent with the secondary public offering in March 1997, these warrants were converted into 591,349 shares of Common Stock based on the exercise price and the fair market value determined by reference to the average closing price for the five trading days preceding the date of exercise.

     In July 1995, the Board of Directors amended and restated the Incentive Stock Option Plan of 1993. Under the Amended and Restated 1993 Stock Incentive Plan, 1,521,739 shares of Common Stock can be issued through the exercise of stock options, increasing 5% annually each July 1 during the term of the Plan. At July 1, 1999, a maximum of 2,892,283 shares were reserved for issuance for both incentive stock options and nonqualified stock options. These options allow full-time employees, including officers, to purchase shares of Common Stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. No more than an aggregate of 2,608,696 shares of common stock may be issued pursuant to the exercise of incentive stock options granted under the amended 1993 Plan. This limitation does not apply to nonqualified stock options or restricted stock awards that may be granted under the amended 1993 Plan. The vesting period and expiration of each grant is determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period, or 50% after the second year and 25% for the third and fourth years. The life of the options are either ten or eleven years from the date of grant.

     Under the Amended and Restated 1993 Stock Incentive Plan adopted July, 1995, "non-qualified" stock options can be issued to full-time employees, including officers and non-employee consultants. Options must be granted at an exercise price of at least 85% of the fair market value on the date of grant. The vesting period and expiration of each grant is determined by the Compensation Committee of the Board of Directors. Transactions for incentive and "non-qualified" stock options for the Amended and Restated 1993 Stock Incentive Plan for fiscal years 1999, 1998 and 1997 are as follows:


                                                                                                     WEIGHTED
                                                                                    EXERCISE         AVERAGE
                                                                    NUMBER OF        PRICE           EXERCISE
                                                                     SHARES        PER SHARE          PRICE
                                                                    ---------      ----------        --------
Outstanding at June 30, 1996.....................................     1,248,282  $  6.33 - $19.63     $  8.80
Granted..........................................................       464,000    22.25 -  32.25       26.71
Exercised........................................................      (291,638)    6.33 -  22.25        7.71
Cancelled........................................................       (44,340)    6.33 -  22.25       10.53
                                                                     ---------- -----------------     -------
Outstanding at June 30, 1997.....................................     1,376,304     6.33 -  32.25       15.01
Granted..........................................................       965,606     5.95 -  40.00       24.43
Exercised........................................................      (331,535)    5.95 -  22.25        8.16
Cancelled........................................................      (291,806)    6.33 -  40.00       32.01
                                                                     ---------- -----------------     -------
Outstanding at June 30, 1998.....................................     1,718,569     5.95 -  36.75       18.74
Granted..........................................................       384,000    14.88 -  20.50       15.71
Exercised........................................................       (71,726)    6.33 -  15.75        6.84
Cancelled........................................................       (71,440)    6.33 -  36.25       19.64
                                                                     ---------- -----------------     -------
Outstanding at June 30, 1999.....................................     1,959,403  $  5.95 - $36.75     $ 18.55
                                                                     ==========  ================     =======

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

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                         AT JUNE 30, 1999                           AT JUNE 30, 1999
                           ----------------------------------------------     -------------------------------
                                            WEIGHTED      WEIGHTED                            WEIGHTED
                                             AVERAGE       AVERAGE                             AVERAGE
                              NUMBER OF     EXERCISE     CONTRACTUAL            NUMBER OF     EXERCISE
          RANGE               SHARES          PRICE     LIFE (YEARS)             SHARES         PRICE
          -----               -------         -----     ------------             -------        -----
   $  5.95   -  $ 12.00          334,746     $  6.68          5.35                326,268      $   6.60
   $ 12.01   -  $ 24.00        1,483,657       19.88          8.31                419,879         20.35
   $ 24.01   -  $ 32.25          116,000       30.26          7.75                 58,000         30.26
   $ 32.26   -  $ 36.75           25,000       36.75          8.25                 --             --
                               ----------    -------                             --------      --------
     Total                     1,959,403     $ 18.55                              804,147      $  15.44


     Of the total options outstanding under the 1993 Plan, 804,147, 487,992 and 492,128 were exercisable at June 30, 1999, 1998 and 1997, respectively. Stock options available for grant were 110,411, zero and zero at June 30, 1999, 1998 and 1997, respectively.

     In October of 1998 the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Non-Employee Director Stock Option Plan ("1998 Plan"). Pursuant to the 1998 Plan each non-employee director received a stock option grant of 15,000 shares exercisable at market price on the date the plan was adopted. These options vest ratably over a 36 month period. Additionally, each non-employee director will receive an annual stock option grant of 5,000 shares exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of common stock can be issued during the term of the 1998 Plan. As of June 30, 1999 no shares of common stock had been issued upon exercise of options granted under the 1998 Plan and options for 60,000 shares of common stock were outstanding at an exercise price of $14.875. Stock options issued pursuant to the 1995 Plan vested according to the provisions of the plan on the date the plan was terminated.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: weighted-average risk-free interest rates of 6.0% for 1999, 5.5% for 1998 and 6.5% for 1997; no dividends; volatility factors of the expected market price of the Company's common stock of 0.582 for 1999, 0.389 for 1998 and 0.286 for 1997 and a weighted-average expected life of the options of 4.7 years for 1999, 5.0 years for 1998 and 5.3 years for 1997.

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

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1999, 1998 and 1997 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 1999, 1998 and 1997 were $8.47, $10.87, and $9.22, respectively. The Company's pro forma information follows:

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   1999        1998        1997
                                                                                   ----        ----        ----
Pro forma net income (loss) available to common stockholders                       ($12,999)   ($ 4,308)   $ 6,422
Pro forma income (loss) per common share attributable to common stockholders
     Basic .....................................................................   ($  1.71)   ($  0.58)   $  1.02
     Diluted ...................................................................   ($  1.71)   ($  0.58)   $  0.85

The pro forma disclosures presented above for fiscal year 1997 reflect compensation expense for options granted in fiscal years 1996 and 1997. The pro forma disclosures for fiscal year 1998 reflect compensation expense for options granted in fiscal years 1996, 1997 and 1998. The pro forma disclosures for fiscal year 1999 reflect compensation expense for options granted in fiscal years 1996, 1997, 1998 and 1999. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

8. STOCKHOLDERS RIGHTS PLAN

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

9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

        On June 30, 1999, the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock for proceeds of $10 million. The shares of the convertible redeemable preferred stock are convertible by the holders into 500,000 shares of common stock at any time subsequent to the closing. In connection with the redeemable preferred stock the Company has issued 250,000 warrants to purchase shares of common stock at an exercise price of $20. These warrants are exercisable at any time subsequent to the closing. After the fifth anniversary of the closing the holders may redeem their shares at cost plus a 12% compounding annual dividend. The shares automatically convert to common stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20 million, provided that the price per share is at least $28 if the public offering takes place prior to the first anniversary of the closing, at least $36 prior to the second anniversary of the closing and at least $40 if the offering takes place after the second anniversary of the closing. The Company has agreed to register the conversion shares and the warrant shares within 120 days of the closing.

     On the date of the closing the Company used the Black Scholes option pricing model to assign an aggregate value of $1.8 million to the 250,000 warrants. As such, $1.8 million of the $10 million proceeds was allocated to additional paid in capital and the remaining $8.2 million was allocated to redeemable preferred stock. The value assigned to the warrants of $1.8 million will accrete to the value of the preferred stock over five years. This will result in a non-cash charge to net income to arrive at net income available to common stockholders of approximately $360,000 per year.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     On the date of the closing the Company's stock price was $23.688 per share. This caused the conversion feature of the redeemable preferred stock to be "in the money" on the date of closing. As a result, the intrinsic value of this conversion feature was calculated to be $1.84 million. This $1.84 million was treated as an additional preferred dividend to the preferred investors and was charged to additional paid in capital on June 30, 1999. This additional preferred dividend was deducted from net income to arrive at net income available to common stockholders in the calculation of earnings per share for fiscal 1999.

10. EMPLOYEE BENEFIT PLANS

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. Effective October 1, 1996, the Company, at its discretion, may match up to 50% of employee contributions up to a maximum employer contribution of 2.5% of the employee's total compensation. For the years ended June 30, 1999, and 1998 the Company has expended $313 and $322, respectively, in contributions to the plan.

     The Company's subsidiary in Switzerland maintains a defined contribution plan which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions amounting to $687 in 1999, $759 in 1998 and $795 in 1997 were charged to expense in each respective period.

        In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock, through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase Stock will terminate on July 7, 2005. To date, 184,496 shares have been issued under the Employee Stock Purchase Plan and 250,287 shares were available for future issuance.

     The Company maintains a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which has been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS"). Annually, the Board of Directors determines the contribution, if any, to the Employee Stock Ownership Trust ("ESOT") which trust has been established under the Plan for the purpose of administering and investing the funds contributed by the Company. For the years ended June 30, 1999, 1998 and 1997, respectively, the Company did not contribute to the ESOP, and does not intend to contribute in the future.

11. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in a single industry segment and is engaged in the design, development and manufacture and sale of high-performance signal analyzers.

        Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                      1999           1998            1997
                                      ----           ----            ----
North America                  $    59,935     $    57,984     $   51,502
Europe                              36,652          31,019         32,894
Other foreign                       29,611          42,006     $   41,005
                               -----------     -----------     ----------
        Total                  $   126,198     $   131,009     $  125,401
                               ===========     ===========     ==========

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Total assets by geographic area are as follows:

                                     1999            1998           1997
                                     ----            ----           ----
North America                  $    69,644    $    44,679      $   41,660
Europe                              25,502         32,973          30,576
Other foreign                        7,068         11,458           7,153
                               -----------    -----------      ----------
        Total                  $   102,214    $    89,110      $   79,389
                               ===========    ===========      ==========

Other foreign revenues consist principally of sales from Japan and Asia. One customer accounted for 11% of the Company's revenue in fiscal 1998.

12. COMMITMENTS AND CONTINGENCIES

   LEASES

     The Company has operating leases from continuing operations covering plant, certain office facilities, and equipment which expire at various dates through 2005. Future minimum annual lease payments, net of restructuring accruals of $3,177, required during the years ending in fiscal 2000 through 2004 and later years under noncancelable operating leases having an original term of more than one year are $1,486, $1,270, $919, $829, $403 and $66, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 1999, 1998 and 1997 approximated $3,222, $3,083 and $2,851, respectively. The
Company has a 3,000 Swiss franc credit agreement which serves as security for the lease on the Geneva facility.

   TECHNOLOGY DISPUTE SETTLEMENT

     In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these claims in fiscal 1994 was an intellectual property claim in the form of a lawsuit which alleged patent infringement with respect to some of the Company's oscilloscope products. In February, 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The result was a settlement and a license agreement. Minimum annual future royalty payments are $350 for ten years with potential for higher additional amounts annually. These additional amounts are contingent on future product sales as described in the settlement agreement and cannot exceed an aggregate of $3,500. Royalty expenses, which approximated $982 in 1999, $1,442 in 1998 and $1,329 in 1997, are included in cost of sales.

   ENVIRONMENTAL

     The Company's subsidiary, Digitech Industries, Inc., was notified by the Connecticut Department of Environmental Protection (the "DEP") that it may be responsible for environmental damage that occurred at its previously leased facilities in Ridgefield, Connecticut (the "Ridgefield Site"). Based upon recommendations made by the DEP, Digitech engaged environmental consultants to assist it in evaluating the costs associated with the DEP's recommendations for monitoring and remediation of the environmental damage. At the time of the merger (see Note 13), the Company recorded a $1.3 million provision for environmental cleanup relating to monitoring and remediation of the Ridgefield Site.

     In May 1999 the Company, its subsidiary, Digitech Industries, Inc. and the former owners of the Ridgefield site entered into an agreement with the current owners of the Ridgefield Site. The current owners have purchased an insurance policy providing for $2 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both the Company and Digitech Industries as insured parties. The

                               LeCROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

current owners of the Ridgefield Site have also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site have also agreed to hold both the Company and Digitech Industries harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company has agreed to pay the former owners of the Ridgefield Site $160,000 for compensation for the reduced sale value of the property due to the environmental problems existing on the site.

   As a result of the above agreement the Company has reversed $1,140 of the original $1.3 million provision in the fourth quarter of fiscal 1999.

   13. ACQUISITIONS

   PURCHASE

     In October 1997 the Company acquired all of the assets of Preamble Instruments, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411 was cash and 35,181 shares of the Company's common stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities which resulted in a one-time pretax charge of $1.6 million. The purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220 is being amortized over five years.

     In April 1998 the Company acquired selected assets of its Korean sales distributor, Woojoo Hi-Tech Corporation for approximately $1.6 million and an additional amount not to exceed $1.7 million, contingent upon future revenues achieved through the first quarter of fiscal year 2001. A non-compete agreement of $0.6 million is being amortized over 30 months. The investment in excess of fair market value of assets purchased of $0.8 million is being amortized over 15 years.

   POOLING OF INTERESTS

         In the second quarter of fiscal 1998 LeCroy acquired all of the common stock of Digitech Industries, Inc. in exchange for 454,148 shares of the Company's common stock. Digitech Industries, Inc. Inc., located in Danbury, Connecticut, is involved in the design and development of a wide variety of test equipment for the data communication and telecommunication industries. Transaction costs and one time charges resulting from the merger of $1.9 million ($1.3 million net of tax) include a provision for environmental cleanup, expenses for investment banker and professional fees, and write down of assets associated with duplicate product lines (see Note 12.)

          The acquisition referred to above has been accounted for by the pooling-of-interest method and, accordingly, the accompanying financial statements have been restated retroactively to include the financial position and results of operations of Digitech.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized unaudited quarterly operating results for fiscal year 1999 and 1998 are as follows:

                                                                      QUARTERS ENDED
                                        -----------------------------------------------------------------------------
                                                  FISCAL YEAR 1998                      FISCAL YEAR 1999
                                        -----------------------------------------------------------------------------
                                        SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30, SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30,
                                          1997      1997      1998     1998      1998      1998      1999     1999
                                          ----      ----      ----     ----      ----      ----      ----     ----
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues
  Digital oscilloscopes and related
    products...........................  $26,985  $27,292   $21,458  $25,849   $24,126  $23,009   $25,534  $27,697
  High energy physics products.........    1,024    1,761     1,856    1,526     1,498    2,038     2,313    1,513
  Service and other....................    1,713    1,751     1,449    1,625     1,505    1,730     1,781    1,847
                                         -------  -------   -------  -------   -------  -------    ------  -------
       Test and measurement revenues...   29,722   30,804    24,763   29,000    27,129   26,777    29,628   31,057
  LAN/WAN test instruments.............    1,249    4,948       981    1,042     2,166    3,055     2,566   (1,080)
  License fees.........................    1,000              5,000    2,500              2,500     2,400
                                         -------  -------   -------  -------   -------  -------   -------  -------
    Total revenues.....................   31,971   35,752    30,744   32,542    29,295   32,332    34,594   29,977
Cost of sales..........................   13,459   15,377    11,717   16,443    13,887   15,119    18,429   15,392
                                         -------  -------   -------  -------   -------  -------   -------  -------
  Gross profit.........................   18,512   20,375    19,027   16,099    15,408   17,213    16,165   14,585
Selling, general and administrative       10,691   11,289    11,090   11,006    10,983   10,069    11,596   12,240
expenses...............................
Research and development expenses......    4,223    5,279     4,496    6,543     4,401    4,201      4,807   5,229
Restructuring and non-recurring
  charges .............................                                5,852                         8,546  (1,758)
Non-recurring charges - acquisitions ..             3,533                                                   (1,140)
                                         -------  -------   -------  -------   -------  -------   -------  -------
  Operating income (loss)..............    3,598      274     3,441   (7,302)       24    2,943    (8,784)      14
Other (income) expense, net...........       107       13      (287)     158       337     (150)     (194)    (157)
                                         -------  -------   -------  -------   -------  -------   -------  -------
Income (loss) before taxes.............    3,491      261     3,728   (7,460)      (313)  3,093    (8,590)     171
Provision (benefit) for income taxes...    1,007       78     1,118     (303)      (94)     927       265       51
                                         -------  -------   -------  -------   -------  -------   -------  -------
Net income (loss).....................   $ 2,484  $   183   $ 2,610  $(7,157)  $  (219) $ 2,166   $(8,855) $   120
                                         =======  =======   =======  =======   =======  =======   =======  =======

Income (loss) per share - basic........  $   .34  $   .02   $   .35  $  (.96)  $  (.03) $  0.28   $ (1.16) $  (.22)
                                         =======  =======   =======  =======   =======  =======   =======  =======

Income (loss) per share - diluted......  $   .31  $   .02   $   .33  $  (.96)  $  (.03) $  0.28   $ (1.16) $ ( .22)
                                         =======  =======   =======  =======   =======  =======   =======  =======
Weighted average common shares
  -outstanding
Basic..................................   7,223     7,348     7,429    7,478       7,572  7,605     7,629    7,683
Diluted................................   8,024     8,070     7,904    7,478       7,572  7,861     7,629    7,683


The quarter ended December 31, 1997 reflects a reclassification of $655 from non-recurring charges-acquisitions to research and development expenses. The quarter ended June 30, 1998 reflects inventory write downs of $2,697 included in cost of sales from restructuring. The quarter ended March 31, 1999 reflects inventory write downs of $2,170 included in cost of sales from restructuring. The quarter ended June 30, 1999 reflects sales reversals of LAN/WAN test instruments of which $487 were reported in the quarter ended December 31, 1998 and $1,054 were reported in the quarter ended March 31, 1999. The impact on these quarters was not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders, which is scheduled to be held October 28, 1999; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

          A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is scheduled to be held on October 28, 1999; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is scheduled to be held on October 28, 1999; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is scheduled to be held on October 28, 1999; said information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

     (a) (1)   FINANCIAL STATEMENTS--See Index to Financial Statements at Item 8
                                     of this report.

     (a) (2)   FINANCIAL STATEMENT SCHEDULES

     Schedule II: Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

     (a) (3)  EXHIBITS

        The following exhibits are filed with this report:

  Exhibit
   Number                          Description
  -------                          -----------
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

     10.3 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

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

     10.6 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

     10.7 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620 dated August 9, 1995, and is incorporated herein by reference.

     10.8     LeCroy Corporation 1995 Employee Stock Purchase Plan filed as
              Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

     10.9 Settlement and License Agreement, dated as of December 9, 1993, between the Registrant and Tektronix, Inc. filed as Exhibit 10.11 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.10 Multicurrency Credit Agreement, dated as of December 12, 1995, between the Registrant and The Chase Manhattan Bank, N.A. as agent for the lenders named therein, filed as Exhibit 10.11 to Form 10-K for the year ended June 30, 1997, and is incorporated herein by reference.

    10.11 Securities Purchase Agreement, dated as of March 28, 1995, between the Registrant and the purchasers named therein filed as Exhibit
              10.7 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.12 Shareholders Agreement, dated as of March 28, 1995, among the Registrant, Walter O. LeCroy, Jr. And the investors named therein filed as Exhibit 10.8 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.13 Form of Common Stock Purchase Warrant filed as Exhibit 10.10 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.14 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.15 Agreement dated as of August 2, 1995, amending the Securities Purchase Agreement filed as Exhibit 10.12 hereto filed as Exhibit
              10.34 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.16 Agreement dated as of September 29, 1995, amending the Securities Purchase Agreement filed as Exhibit 10.12 hereto filed as Exhibit
              10.35 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.17 LeCroy Corporation Employee Stock Ownership Trust Agreement, between the Registrant and Cole Taylor Bank, dated September 13, 1995 filed as Exhibit 10.36 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.18 Amended and Restated LeCroy Corporation Employee Stock Ownership Plan filed as Exhibit 10.37 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

    10.19 OEM Purchase and Technology License Agreement, between the Registrant and Guzik Technical Enterprises, Inc., dated February 19, 1997 filed as Exhibit 10.20 to Form S-3 Registration Statement No. 333-22117, and is incorporated herein by reference.

    10.20 Agreement and Plan of Merger and Reorganization between the Registrant and Digitech Industries, Inc., dated December 10, 1997 filed as Exhibit 2 to Form S-3 Registration Statement No. 333-43699, and is incorporated herein by reference.

    10.21 Amended and Restated Multicurrency Credit Agreement dated as of March 31, 1999 between the Company, Chase Manhattan Bank and BankBoston, filed as exhibit 1.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.

    10.22 Series A Convertible, Redeemable Preferred Stock Purchase Agreement dated as of June 30, 1999 between the registrant and the purchasers named therein.

       21     Subsidiaries of the Registrant.

     23.1     Consent of Ernst & Young LLP, Independent Auditors

       27     Financial Data Schedule for the fiscal year ended June 30, 1999.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LeCROY CORPORATION

September 22, 1999                                     By /S/ JOHN C. MAAG
                                                       John C. Maag
                                Vice President-Finance, Chief Financial Officer,
                                             Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
  /S/ CHARLES A. DICKINSON                Chairman of the Board and Director             September 22, 1999
-----------------------------------
     Charles A. Dickinson

  /S/ LUTZ P. HENCKELS                    President, Chief Executive Officer             September 22, 1999
-----------------------------------                  and Director
     Lutz P. Henckels                     (Principal Executive Officer)

  /S/ JOHN C. MAAG                           Vice President--Finance, Chief               September 22, 1999
-----------------------------------          Financial Officer, Secretary
     John C. Maag                                   and Treasurer
                                            (Principal Accounting Officer)

  /S/ ROBERT E. ANDERSON                               Director                          September 22, 1999
-----------------------------------
     Robert E. Anderson

  /S/ WALTER O. LECROY, Jr.                            Director                          September 22, 1999
-----------------------------------
     Walter O. LeCroy, Jr.

  /S/ DOUGLAS A. KINGSLEY                              Director                          September 22, 1999
-----------------------------------
     Douglas A. Kingsley

  /S/ WILLIAM G. SCHEERER                              Director                          September 22, 1999
-----------------------------------
     William G. Scheerer

  /S/ ALLYN C. WOODWARD JR.                            Director                          September 22, 1999
---------------------------
     Allyn C. Woodward, Jr.


                                                                     SCHEDULE II

                               LeCROY CORPORATION

                        Valuation and Qualifying Accounts

                    Years Ended June 30, 1997, 1998 and 1999

                                 (in thousands)

                                                     Balance at      Additions                            Balance at
                                                     Beginning      charged to           (1)(2)              End
Description                                          of period      Operations      Deductions/Other    of period(3)
-----------                                          ----------     ----------      ----------------    ------------
Against trade receivables--
Year ended June 30, 1997
  Allowance for doubtful accounts........              $    38      $    237           $    (58)           $    217
Year ended June 30, 1998
     Allowance for doubtful accounts.....                  217           364                (13)                568
Year ended June 30, 1999
     Allowance for doubtful accounts.....                  568           502               (552)                518

Against inventories--
Year ended June 30, 1997
     Allowance for excess and obsolete...                2,493         2,973               (734)              4,732
Year ended June 30, 1998
     Allowance for excess and obsolete...                4,732         3,433             (3,078)              5,087
Year ended June 30, 1999
     Allowance for excess and obsolete...                5,087         3,626             (5,223)              3,490

Against deferred tax assets--
Year ended June 30, 1997
      Valuation allowance................                2,915         1,407              --                  4,322
Year ended June 30, 1998
      Valuation allowance................                4,322         4,883              --                  9,205
Year ended June 30, 1999
      Valuation allowance................                9,205         1,495              --                 10,700

------------
(1) Accounts written-off.
(2) Merchandise disposals and/or impact of foreign currency.
(3) Inventory reserves include $827 and $3,005 of restructuring reserves as of June 30, 1999 and June 30, 1998, respectively. Accounts receivable reserves include $211 of restructuring reserves as of June 30, 1998.

                                       46