Form 10-K/A
period 1999-06-30
LECROY CORP
filed 1999-11-15
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

       Portions of the Prospectus to Form S-1 Registration Statement No. 33-95620, the Prospectus to Form S-3 Registration Statement No. 333-22117 and the Prospectus to Form S-3 Registration Statement No. 333-88239 are incorporated by reference in Part II hereof.

================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The fourth and final sentence of the final paragraph of Item 7, under the heading "New Pronouncements," is hereby replaced with the following sentence:

Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the Company's ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, the dependence on certain key customers, the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products as well as those discussed in the section entitled "Risk Factors" in the Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on October 8, 1999 (which section is hereby incorporated by reference herein).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LeCROY CORPORATION

November 12, 1999                         By    /S/ JOHN C. MAAG
                                                ----------------
                                                  John C. Maag
                                Vice President-Finance, Chief Financial Officer,
                                            Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date

  /S/ CHARLES A. DICKINSON                Chairman of the Board and Director              November 12, 1999
-----------------------------------
     Charles A. Dickinson

  /S/ LUTZ P. HENCKELS                    President, Chief Executive Officer              November 12, 1999
-----------------------------------                  and Director
     Lutz P. Henckels                         (Principal Executive Officer)



  /S/ JOHN C. MAAG                           Vice President--Finance, Chief                November 12, 1999
-----------------------------------           Financial Officer, Secretary
     John C. Maag                                   and Treasurer
                                             (Principal Accounting Officer)


  /S/ ROBERT E. ANDERSON                               Director                           November 12, 1999
-----------------------------------
     Robert E. Anderson


  /S/ WALTER O. LECROY, JR.                            Director                           November 12, 1999
-----------------------------------
     Walter O. LeCroy, Jr.


  /S/ DOUGLAS A. KINGSLEY                              Director                           November 12, 1999
-----------------------------------
     Douglas A. Kingsley


  /S/ WILLIAM G. SCHEERER                              Director                           November 12, 1999
-----------------------------------
     William G. Scheerer


  /S/ ALLYN C. WOODWARD JR.                            Director                           November 12, 1999
---------------------------
     Allyn C. Woodward, Jr.
