Form 10-Q
period 1999-09-30
LECROY CORP
filed 1999-11-15
CIK 943580

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended September 30, 1999

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

                   YES        X                    NO _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                           OUTSTANDING AT OCTOBER 20, 1999
             -----                           -------------------------------
Common stock, par value $.01 share                       7,714,910





================================================================================

                               LeCROY CORPORATION


                                      INDEX



                                                                         Page
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements:

                 Condensed Consolidated Balance Sheets                     3
                 Condensed Consolidated Statements of Operations           4
                 Condensed Consolidated Statements of Cash Flows           5
                 Notes to Condensed Consolidated Financial Statements    6 - 7
  Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               8 - 10

PART I           OTHER INFORMATION                                        11

PART II          OTHER INFORMATION                                        11

                 Signatures                                               11

                               LeCROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
                                                                                      September 30,          June 30,
In thousands                                                                              1999                 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

                                       ASSETS
Current assets:
     Cash and cash equivalents                                                          $    4,618          $    1,791
     Accounts receivable                                                                    27,613              31,549
     Inventories:
          Raw materials                                                                     12,252              10,346
          Work in process                                                                    7,502               5,854
          Finished goods                                                                    12,818              12,920
                                                                                        ----------           ---------
     Total inventories                                                                      32,572              29,120
     Other current assets                                                                   12,621               3,200
                                                                                        ----------           ---------
             Total current assets                                                           77,424              65,660
Property and equipment, at cost:
     Land, building and leasehold improvements                                               9,796               9,294
     Furniture, machinery and equipment                                                     29,582              28,463
                                                                                        ----------          ----------
             Total property and equipment                                                   39,378              37,757
     Less: Accumulated depreciation and amortization                                       (24,421)            (23,200)
                                                                                        ----------           ---------
          Property and equipment, net                                                       14,957              14,557
Marketable securities                                                                        3,359               7,383
Other assets                                                                                14,517              14,614
                                                                                        ----------          ----------

TOTAL ASSETS                                                                            $  110,257          $  102,214
                                                                                        ==========          ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current debt                                                                       $      813          $    1,600
     Accounts payable                                                                       13,566              11,858
     Accrued expenses
          Warranty                                                                           1,816               1,822
          Deferred revenue                                                                   3,002               3,910
          Other                                                                              3,265               2,573
          Compensation and benefits                                                          6,360               6,903
          Restructuring                                                                      3,250               3,420
          Income taxes                                                                       2,955               3,194
                                                                                        ----------          ----------
             Total current liabilities                                                      35,027              35,280
Long term debt                                                                              11,500               6,600
Deferred compensation                                                                          330                 327
Redeemable convertible preferred stock                                                       8,236               8,152
Stockholders' equity:
        Common stock                                                                            77                  77
        Additional paid-in capital                                                          42,818              42,869
        Accumulated other comprehensive income (loss)                                        1,085              (3,970)
        Retained earnings                                                                   11,184              12,879
                                                                                        ----------           ---------
             Total stockholders' equity                                                     55,164              51,855
                                                                                        ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  110,257           $ 102,214
                                                                                        ==========           =========


     See accompanying notes to condensed consolidated financial statements.


                               LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                            September 30,
In thousands, except per share data                                                    1999                1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
     Digital oscilloscopes and related products                                      $ 23,623            $ 24,126
     High energy physics products                                                       1,437               1,498
     Service and other                                                                  1,846               1,505
                                                                                     ---------           --------
          Test and measurement revenues                                                26,906              27,129
     LAN/WAN test instruments                                                           1,526               2,166
                                                                                     --------            --------
          Total                                                                        28,432              29,295
Cost of sales                                                                          14,313              13,887
                                                                                     --------            --------
Gross profit                                                                           14,119              15,408
Operating expenses:
     Selling, general and administrative                                               11,139              10,983
     Research and development                                                           5,192               4,401
                                                                                     --------            --------
              Total operating expenses                                                 16,331              15,384
                                                                                     --------            --------

Operating income (loss)                                                                (2,212)                 24
Other expenses, net                                                                       210                 337
                                                                                     --------            --------

Loss before income taxes                                                               (2,422)               (313)
Benefit for income taxes                                                                 (727)                (94)
                                                                                     --------            --------
Net loss                                                                               (1,695)               (219)

Charges related to convertible preferred stock                                            (84)               -
                                                                                     --------            --------
Net loss available to common stockholders                                            $ (1,779)           $   (219)
                                                                                     ========            ========

Net loss per basic common share applicable to common stockholders                    $ (0.23)            $ (0.03)
                                                                                     ========            ========

Weighted average number of common shares                                                7,708               7,572
                                                                                     ========            ========


     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                               September 30,
In thousands                                                                              1999             1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $(1,695)         $  (219)
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                                         1,322            1,090
     Other                                                                                   -                 19
     Change in operating asset and liability components:
          Accounts receivable                                                              4,130            4,755
          Inventories                                                                     (3,219)          (1,043)
          Prepaid expenses and other assets                                                 (250)             257
          Accounts payable, accrued warranty, deferred revenue and accrued expenses        1,530             (799)
          Accrued employee compensation and benefits                                        (622)          (1,617)
          Income taxes                                                                      (949)            (607)
                                                                                         -------          -------
Net cash provided by operating activities                                                    247            1,836
                                                                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (1,464)          (1,283)
     Investment in computer software                                                        (206)            (200)
                                                                                         -------          -------
Net cash used in investing activities                                                     (1,670)          (1,483)
                                                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                          (899)             (31)
     Borrowings under line of credit                                                       4,900              400
     Proceeds from exercise of stock options                                                  80               43
     Costs related to the issuance of preferred stock                                        (47)             -
                                                                                         -------          -------
Net cash provided by financing activities                                                  4,034              412
                                                                                         -------          -------
Effect of exchange rate changes on cash                                                      216              449
                                                                                         -------          -------
     Increase in cash and cash equivalents                                                 2,827            1,214
     Cash and cash equivalents at beginning of the period                                  1,791            1,895
                                                                                         -------          -------
     Cash and cash equivalents at end of the period                                      $ 4,618          $ 3,109
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of June 30, 1999.

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; risks due to an interruption in supply or an increase in price for the Company's parts, components and subassemblies; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.


Comprehensive Income (Loss)

For the three months ended September 30, 1999 and 1998 the Company's comprehensive income totaled $3.3 million and $0.6 million, respectively. Comprehensive income for the three months ended September 30, 1999 included foreign currency translation gains of $1.0 million and unrealized gains on marketable equity securites classified as available for sale of $4.0 million. Comprehensive income for the three months ended September 30, 1998 included foreign currency translation gains of $2.6 million and unrealized losses on marketable equity securites classified as available for sale of $1.9 million. The cumulative foreign currency translation losses were $3.6 million at September 30, 1999 and $4.6 million at June 30, 1999. The cumulative unrealized gains on marketable equity securities classified as available for sale were $4.7 million at September 30, 1999 and $0.7 million at June 30, 1999.


Restructuring Costs

In the third quarter of fiscal 1999 the Company adopted a restructuring plan. The objectives of this restructuring plan were to consolidate oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several current breakthrough technologies.

At September 30, 1999 the Company had remaining reserves and liabilities of approximately $6.4 million relating to the restructuring plan. During the quarter ending September 30, 1999 the Company charged approximately $0.7 million against the restructuring reserves. These charges primarily related to severance and employee benefit costs and lease payments. The overall expected cost of the restructuring plan has not changed since the plan was approved and it is expected to be completed by the end of fiscal 2000.

                               LeCROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Subsequent Event

In a series of transactions in October 1999 the Company sold 2.691 million shares of marketable securities in a strategic partner. This sale generated net proceeds of approximately $7.6 million. As a result of this sale, the Company will record a pretax gain of approximately $2.5 million ($0.21 per diluted share, net of taxes) in its second fiscal quarter. The equity securities that were sold in the above mentioned transactions have been included in other current assets in the September 30, 1999 balance sheet.

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Total revenues decreased to $28.4 million or 3% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decrease is primarily attributable to a decline in shipments of digital oscilloscopes and related products as well as a decline in LAN/WAN test instrument revenues. The decrease was offset partially by an increase in service and other revenues. The decrease in revenues was also offset by approximately $0.3 million resulting from the strengthening of the United States dollar versus the Japanese yen, as compared to the exchange rates prevailing in the same period of the prior fiscal year.

     Digital oscilloscopes and related product revenues decreased 2% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decrease was primarily attributable to softness in the data storage industry, offset partially by an increase in unit volume due to the continued success of the Waverunner(TM) family of oscilloscopes, which serves the low to mid-market segment.

     Revenues from LAN/WAN test instruments decreased 30% to $1.5 million in the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due to a decrease in sales of the Company's remote access systems analyzer product. This decrease was partially offset by sales of the Company's NEWSLine(TM) network analyzer product, introduced in fiscal 1999.

     Revenues from sales of HEP products declined 4% in the three months ended September 30, 1999 when compared to the comparable period in the prior year. The Company believes that revenues from sales of HEP products, which represented approximately 5% of total revenues for the three months ended September 30, 1999 will represent a declining portion of its total revenues in the future.

     Gross profit in the three months ended September 30, 1999 was 49.7% of revenues compared to 52.6 % in the first quarter of fiscal 1999. This decline was due primarily to lower margins for the Waverunner product line, which represented 28% of digital oscilloscope and related product revenues.

     Selling, general and administrative expenses increased marginally to $11.1 million in the three months ended September 30, 1999 from $11.0 million in the first quarter of fiscal 1999. This increase was due primarily to the Company expanding its sales and administrative personnel to support the expansion of its network division. As a percentage of total revenues, selling, general and administrative expenses was 39.2% for the three months ended September 30, 1999 compared to 37.5% for the three months ended September 30, 1998.

     Research and development expenses increased 18% to $5.1 million in the three months ended September 30, 1999 from $4.4 million in the comparable prior year period. The higher dollar level of research and development expenses reflects the continued development of new digital oscilloscopes and network products. As a percentage of total revenues, research and development expenses were 18.3% in the first quarter of fiscal 2000 compared to 15% for the same period of fiscal 1999.

     The aforementioned factors resulted in an operating loss of $2.2 million in the three months ended September 30, 1999 as compared to operating income of $24,000 in the comparable prior year period.

     Net interest expense and financing charges, included in other expenses, net, was $231,000 in the three month period ended September 30, 1999 compared to net interest expense of $57,000 in the same prior year period. The increase in the current year was due to increased levels of debt primarily arising from purchased manufacturing and distribution rights in the third quarter of fiscal 1999, funding of the restructuring actions, and increases in inventory levels. Operating results for the three months ended September 30, 1999 and 1998 included foreign currency exchange gains and (losses) of $21,000 and ($280,000), respectively.

     The Company's income tax rate for both three month periods ending September 30, 1999 and 1998 was 30%.

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Cont.)


Restructuring Costs

     In the third quarter of fiscal 1999 the Company adopted a restructuring plan. The objectives of this restructuring plan were to consolidate oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several current breakthrough technologies.

     At September 30, 1999 the Company had remaining reserves and liabilities of approximately $6.4 million relating to the restructuring plan. During the quarter ending September 30, 1999 the Company charged approximately $0.7 million against the restructuring reserves. These charges primarily related to severance and employee benefit costs and lease payments. The overall expected cost of the restructuring plan has not changed since the plan was approved and it is expected to be completed by the end of fiscal 2000.


Year 2000

       The year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond December 31, 1999. Prior to the restructuring of its oscilloscope operations and the closure of its Geneva, Switzerland manufacturing facility, the Company had planned to implement a new ERP (Enterprise Resource Planning) system which was year 2000 compliant, in July 1999. As a result of the aforementioned restructuring, the Company has decided to delay the implementation of its new ERP system until October 2000. Based upon successful application testing, the Company believes its financial operating systems in New York are currently year 2000 compliant. The Company has purchased and installed a new financial operating system that is year 2000 compliant for its Geneva, Switzerland location. The total cost of this new system was approximately $137,000. This includes software, installation, training and support. The source of these funds came from borrowings under the revolving line of credit.

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


Liquidity and Capital Resources

     Working capital, including $4.6 million in cash and cash equivalents, was $42.4 million at September 30, 1999 compared to $30.4 million, at June 30, 1999. The working capital ratio at September 30, 1999 was 2.20 to 1. The improvement in the Company's working capital position was caused by reclassifying 2.691 million shares of the Company's marketable securities, with a carrying amount of $9 million, to other current assets at September 30, 1999. These securities were subsequently sold in October 1999.

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Cont.)


     The Company has borrowed $11.5 million under its secured multicurrency credit agreement. At September 30, 1999, the Company has met its financial covenants relating to the multicurrency credit agreement, which was amended in September 1999. Upon completion of the sale of marketable securities in October 1999, which generated $7.6 million in proceeds, the Company reduced its maximum borrowings under the agreement to $15 million.

     Cash flows generated from operating activities for the first quarter of fiscal 2000 decreased in comparison with the first quarter of the prior year due primarily to lower operating earnings.

     The Company's cash together with amounts available under its multicurrency revolving credit agreement and internally generated cash flow will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.


Risk Management

     The Company's equity investment in Iwatsu Electric Co., Ltd is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation which, at September 30, 1999, has resulted in a $4.7 million increase from its $7 million original cost. The change in the value of this investment, which is deemed to be temporary, is included as part of accumulated comprehensive income
(loss) in stockholders' equity and is not included in income or loss. In October 1999 the Company sold 2.691 million shares of such stock reducing its exposure to fluctuations in the Japanese stock market.


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

                               LeCROY CORPORATION



                            PART I. OTHER INFORMATION


Item 6.(a)          Exhibits

    Exhibit 27      Financial Data Schedule.


                           PART II. OTHER INFORMATION


Item 6.(b)          Reports on Form 8-K

                    No current reports on Form 8-K were filed during the quarter ended September 30, 1999.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   LECROY CORPORATION

Date: November 12, 1999              By:          /S/ JOHN C. MAAG
                                                  -----------------
                                                  John C. Maag
                                                  Vice President-Finance,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer