Form 10-Q
period 1999-12-31
LECROY CORP
filed 2000-02-14
CIK 943580

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

                              YES  X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                           OUTSTANDING AT JANUARY 20, 2000
            -------                          -------------------------------
Common stock, par value $.01 share                      7,751,481

===============================================================================

                               LeCROY CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----
PART I          FINANCIAL INFORMATION

  Item 1.       Financial Statements:

                Condensed Consolidated Balance Sheets                        3
                Condensed Consolidated Statements of Income                  4
                Condensed Consolidated Statements of Cash Flows              5
                Notes to Condensed Consolidated Financial Statements        6-8

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9-11

PART I          OTHER INFORMATION                                           12

PART II         OTHER INFORMATION                                           12

                Signatures                                                  12

                               LeCROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                        December 31,       June 30,
In thousands                                                                                1999             1999
----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                       ASSETS
Current assets:
      Cash and cash equivalents                                                       $       6,191     $         1,791
      Accounts receivable                                                                    27,586              31,549
      Inventories:
          Raw materials                                                                      11,118              10,346
          Work in process                                                                     9,217               5,854
          Finished goods                                                                     12,243              12,920
                                                                                      -------------     ---------------
      Total inventories                                                                      32,578              29,120
      Other current assets                                                                    3,027               3,200
                                                                                      -------------     ---------------
          Total current assets                                                               69,382              65,660
Property and equipment, at cost:
      Land and building                                                                      10,270               9,294
      Furniture, machinery and equipment                                                     30,058              28,463
                                                                                      -------------     ---------------
          Total property and equipment                                                       40,328              37,757
      Less:  Accumulated depreciation and amortization                                      (25,099)            (23,200)
                                                                                      -------------     ---------------
          Property and equipment, net                                                        15,229              14,557
Marketable securities                                                                         2,442               7,383
Other assets                                                                                 14,709              14,614
                                                                                      -------------     ---------------

TOTAL ASSETS                                                                          $     101,762     $       102,214
                                                                                      =============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current debt                                                                    $           -     $         1,600
      Accounts payable                                                                       11,366              11,858
Accrued expenses:
      Warranty                                                                                2,019               1,822
      Deferred revenue                                                                        3,021               3,910
      Compensation and benefits                                                               5,297               6,903
      Restructuring                                                                           2,762               3,420
      Income taxes                                                                            2,878               3,194
      Other                                                                                   3,188               2,573
                                                                                      -------------     ---------------
          Total current liabilities                                                          30,531              35,280
Long term debt                                                                               10,200               6,600
Deferred compensation                                                                           334                 327
Redeemable convertible preferred stock                                                        8,321               8,152

Stockholders' equity:
      Common stock                                                                               78                  77
      Additional paid-in capital                                                             43,124              42,869
      Accumulated other comprehensive loss                                                   (4,225)             (3,970)
      Retained earnings                                                                      13,399              12,879
                                                                                      -------------     ---------------
          Total stockholders' equity                                                         52,376              51,855
                                                                                      -------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     101,762     $       102,214
                                                                                      =============     ===============

     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended               Six months ended
                                                                      December 31,                    December 31,

In thousands, except per share data                               1999            1998            1999            1998
--------------------------------------------------------------------------------------------------------------------------
Revenues:
      Digital oscilloscopes and related products             $     28,293    $    25,047     $    53,353     $      50,671
      Service and other                                             1,642          1,752           3,488             3,235
         License fees                                                   -          2,500               -             2,500
                                                             ------------    -----------     -----------     -------------
        Test and measurement revenues                              29,935         29,299          56,841            56,406
      LAN/WAN test instruments                                      1,570          3,033           3,096             5,221
      Sale of network technology                                    2,000              -           2,000                 -
                                                             ------------    -----------     -----------     -------------
          Network revenues                                          3,570          3,033           5,096             5,221
                                                             ------------    -----------     -----------     -------------
        Total revenues                                             33,505         32,332          61,937            61,627
Cost of sales                                                      16,429         15,119          30,742            29,006
                                                             ------------    -----------     -----------     -------------
Gross profit                                                       17,076         17,213          31,195            32,621
Operating expenses:
      Selling, general and administrative                          12,112         10,070          23,251            21,053
      Research and development                                      4,707          4,201           9,899             8,602
                                                             ------------    -----------     -----------     -------------
        Total operating expenses                                   16,819         14,271          33,150            29,655
                                                             ------------    -----------     -----------     -------------
Operating income                                                      257          2,942          (1,955)            2,966
Gain from sales of marketable securities                            2,460              -           2,460                 -
Other (income) expenses, net                                         (448)          (151)           (238)              186
                                                             ------------    -----------     -----------     -------------
Income before incomes taxes                                         3,165          3,093             743             2,780
Provision for incomes taxes                                           950            927             223               833
                                                             ------------    -----------     -----------     -------------
Net income                                                          2,215          2,166             520             1,947
Charges related to convertible preferred stock                        (85)             -            (169)                -
                                                             ------------    -----------     -----------     -------------
Net income available to common stockholders                  $      2,130    $     2,166     $       351     $       1,947
                                                             ============    ===========     ===========     =============

Income per common share applicable to common stockholders
      Basic                                                  $       0.28    $      0.28     $      0.05     $        0.26
                                                             ============    ===========     ===========     =============

      Diluted                                                $       0.26    $      0.28     $      0.04     $        0.25
                                                             ============    ===========     ===========     =============

Weighted average number of common shares:
      Basic                                                         7,738          7,605           7,723             7,588
                                                             ============    ===========     ===========     =============

      Diluted                                                       8,412          7,861           7,985             7,874
                                                             ============    ===========     ===========     =============

     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended
                                                                                                      December 31
In thousands                                                                                  1999               1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $            520    $         1,947
      Adjustments for noncash items included in operating activities:
      Depreciation and amortization                                                          2,667              2,246
      Gain on sale of marketable securities                                                 (2,460)                 -
      Other                                                                                      -                 11
      Change in operating asset and liability components:
         Accounts receivable                                                                 4,274              4,965
         Inventories                                                                        (3,471)                40
         Prepaid expenses and other assets                                                     503                234
         Accounts payable, accrued liabilities and deferred revenue                         (1,618)            (3,970)
         Accrued employee compensation and benefits                                         (1,650)            (2,589)
         Income taxes                                                                         (341)              (444)
                                                                                    --------------    ---------------
Net cash (used) provided by operating activities                                            (1,576)             2,440
                                                                                    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                    (3,147)            (3,357)
      Investment in computer software                                                         (381)              (755)
      Proceeds from the sale of marketable securities                                        7,587                  -
                                                                                    --------------    ---------------
Net cash provided (used) in investing activities                                             4,059             (4,112)
                                                                                    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in short-term debt                                                         (1,630)               601
      Borrowings under line of credit                                                        3,600              4,000
      Proceeds from exercise of stock options and stock purchases                              485                586
      Costs related to the issuance of preferred stock                                         (61)                 -
                                                                                    --------------    ---------------
Net cash provided by financing activities                                                    2,394              5,187
                                                                                    --------------    ---------------
Effect of exchange rates on cash                                                              (477)               437
                                                                                    --------------    ---------------
      Increase in cash and cash equivalents                                                  4,400              3,952
      Cash and cash equivalents at beginning of the period                                   1,791              1,895
                                                                                    --------------    ---------------
      Cash and  cash equivalents at end of the period                               $        6,191    $         5,847
                                                                                    ==============    ===============

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

Comprehensive Income (Loss)

For the three months ended December 31, 1999 and 1998 the Company's comprehensive income totaled $(1.4) million and $3.3 million, respectively. For the six months ended December 31, 1999 and 1998 the Company's comprehensive income totaled $2.0 million and $3.9 million, respectively. During the second quarter of 1999, a $1.7 million (net of tax) realized gain relating to the sale of marketable equity securities was recorded in the Statement of Income. Comprehensive income for the three months ended December 31, 1999 included foreign currency translation losses of $1.2 million and unrealized losses on marketable equity securites classified as available for sale of $2.4 million. Comprehensive income for the six months ended December 31, 1999 included foreign currency translation losses of $0.2 million and unrealized gains on marketable equity securites classified as available for sale of $1.6 million. Comprehensive income for the three and six months ended December 31, 1998 included foreign currency translation gains of $0.3 million and $3.0 million, respectively, as well as unrealized gains (losses) on marketable equity securities of $0.8 million and $(1.0) million, respectively. The cumulative foreign currency translation losses were $4.8 million at December 31, 1999 and $4.6 million at June 30, 1999. The cumulative unrealized gains on marketable equity securities classified as available for sale were $0.6 million at December 31, 1999 and $0.7 million at June 30, 1999.

Restructuring Costs

In the third quarter of fiscal 1999 the Company adopted a restructuring plan (the "Plan"). The objectives of the Plan were to consolidate oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several current breakthrough technologies.

                               LeCROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

At December 31, 1999 the Company had remaining reserves and liabilities of approximately $5.4 million relating to the Plan. During the quarter and six months ended December 31, 1999 the Company charged approximately $1.0 million and $1.7 million, respectively, against the restructuring reserves. These charges primarily related to severance and employee benefits costs and lease payments. The overall expected cost of the Plan has not changed since the Plan was approved. The Plan is expected to be completed by the end of fiscal 2000.

Sale of Marketable Equity Securities

In a series of transactions in October 1999, the Company sold 2.691 million shares of marketable securities representing an investment in a strategic partner for net proceeds of approximately $7.6 million. As a result of this sale, the Company recorded a pretax gain of approximately $2.5 million ($0.20 per diluted share, net of taxes) in its second fiscal quarter.

Segment and Geographic Information

The Company develops, manufactures, sells and licenses signal analyzers, principally high-performance digital oscilloscopes ("Test and Measurement") and Local Area Network analyzers ("LAN Network Analysis") including remote protocol analysis. The Company also manufacturers, sells and licenses certain other Protocol analyzers ("Protocol Analysis") through its wholly owned subsidiary, Digitech Industries, Inc. Revenue, operating income (loss) and assets by segment, which are regularly reviewed by management, which makes decisions on such a basis, are as follows:

                                                               LAN                                  Elimination of
                                                Test &       Network       Protocol     Corporate/   Intersegment
                                             Measurement     Analysis      Analysis       Other        Revenue     Consolidated
                                             -----------    ----------    ----------    -----------   ---------    ------------
For the Six Months Ended December 31, 1999
Revenue:

    Revenue from external customers          $    56,841   $    2,221    $    2,875    $         -   $        -    $   61,937
    Intersegment revenues                          1,434            -             -              -            -         1,434
    Elimination of intersegment revenues               -            -             -              -       (1,434)       (1,434)
                                             -----------   ----------    ----------    -----------   ----------    ----------
    Total revenues                           $    58,275   $    2,221    $    2,875    $         -   $   (1,434)   $   61,937
                                             ===========   ==========    ==========    ===========   ==========    ==========

Operating profit (loss)                      $     2,236   $   (5,067)   $    1,591    $         -   $     (715)   $   (1,955)

For the Three Months Ended December 31,1999
Revenue:
    Revenue from external customers          $    29,935   $    1,085    $    2,485    $         -   $        -    $   33,505
    Intersegment revenues                            729            -             -              -            -           729
    Elimination of intersegment revenues               -            -             -              -         (729)         (729)
                                             -----------   ----------    ----------    -----------   ----------    ----------
       Total revenues                        $    30,664   $    1,085    $    2,485    $         -   $     (729)   $   33,505
                                             ===========   ==========    ==========    ===========   ==========    ==========

Operating profit (loss)                      $     1,764   $   (2,988)   $    1,846    $         -   $     (365)   $      257

Total Assets at December 31, 1999            $    92,603   $    6,091    $    2,212    $       856   $        -    $  101,762

For  the Six Months Ended December 31, 1998
Revenue:

    Revenue from external customers          $    56,406   $    1,435    $    3,786    $         -   $        -    $   61,627
    Intersegment revenues                            364            -             -              -            -           364
    Elimination of intersegment revenues               -            -             -              -         (364)         (364)
                                             -----------   ----------    ----------    -----------   ----------    ----------
       Total revenues                        $    56,770   $    1,435    $    3,786    $         -   $     (364)   $   61,627
                                             ===========   ==========    ==========    ===========   ==========    ==========

Operating profit (loss)                      $     5,719   $   (3,760)   $    1,191    $         -   $     (184)   $    2,966

                               LeCROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                                                                    Elimination of
                                                Test &       Network       Protocol     Corporate/   Intersegment
                                             Measurement     Analysis      Analysis       Other        Revenue     Consolidated
                                             -----------    ----------    ----------    -----------   ---------    ------------
For the Three Months Ended December 31,1998
Revenue:
    Revenue from external customers          $    29,299   $      870    $    2,163    $         -   $        -    $   32,332
    Intersegment revenues                            269            -             -              -            -           269
    Elimination of intersegment revenues               -            -             -              -         (269)         (269)
                                             -----------   ----------    ----------    -----------   ----------    ----------
       Total revenues                        $    29,568   $      870    $    2,163    $         -   $     (269)   $   32,332
                                             ===========   ==========    ==========    ===========   ==========    ==========

Operating profit (loss)                      $     4,533   $   (1,931)   $      476    $         -   $     (136)   $    2,942

As a result of the Company's philosophy of maximizing operating efficiencies through the centralization of certain functions, certain corporate expenses and selected fixed assets are not directly attributable to individual operating segments and have been included in corporate/other.

Revenues, by geographic area, are as follows:

                                                      For the Six Months             For the Three Months
                                                      Ended December 31,              Ended December 31,
                                                  ---------------------------     ---------------------------
                                                      1999          1998              1999          1998
                                                  ------------- -------------     ------------- -------------
North America                                     $    29,665   $    30,065       $    16,219   $    15,002
Europe                                                 16,243        18,115             9,268        10,837
Other Foreign                                          16,029        13,447             8,018         6,493
                                                  -----------   -----------       -----------   -----------
       Total                                      $    61,937   $    61,627       $    33,505   $    32,332
                                                  ===========   ===========       ===========   ===========

Other foreign revenues consist principally of sales from Japan and Asia.

Total assets, by geographic segment, are as follows:

                                                       December 31, 1999                   June 30, 1999
                                                  ---------------------------       -------------------------
North America                                                   $    70,038                     $    69,644
Europe                                                               20,577                          25,502
Other Foreign                                                        11,147                           7,068
                                                                -----------                     -----------
       Total                                                    $   101,762                     $   102,214
                                                                ===========                     ===========

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Consolidated revenues were $33.5 million and $61.9 million, respectively, for the three and six months ended December 31, 1999, an increase of approximately $1.2 million and $0.3 million, or 4% and 0.5%, respectively, from the comparable prior year periods.

     Digital oscilloscopes and related product revenues, excluding license fees, increased $3.2 million or 13% in the second quarter and $2.9 million or 5% in the six months ended December 31, 1999 compared to the comparable prior year periods. The increase in revenue for both the three and six month periods was caused by higher unit volumes due to the continued success of the Waverunner(TM) family of oscilloscopes, which serves the low to mid market segment, and a $1.6 million shipment to Kelly Air Force Base during the second quarter of fiscal 2000. The increase in revenue caused by higher unit volumes was partially offset by a decline in average selling prices for the quarter and six months ended December 31, 1999.

     Network revenues, including the one-time technology sale of source code, increased $0.5 million or 18% in the second quarter and decreased $0.1 million or 2% in the six months ended December 31, 1999 compared to the same periods in the prior year. The increase for the quarter was caused by a $2.0 million sale of network technology and an increase in sales of Vigilant Networks products, offset partially by lower unit volume at the Company's subsidiary, Digitech Industries, Inc. The decrease for the six months ended December 31, 1999 was caused by lower unit volume at Digitech, offset partially by an increase in sales of the Company's NEWSLine(TM) network analyzer product.

     Gross profit in the three months ended December 31, 1999 was 51% of revenues compared to 53.2% of revenues for the three months ended December 31, 1998. Gross profit in the six months ended December 31, 1999 was 50.4% of revenues compared to 52.9% of revenues for the comparable period in the prior year. The decline in gross profit for both the three and six months ended December 31, 1999 was caused by a shift in sales mix towards the lower margin Waverunner family of oscilloscopes. The Company expects this shift in sales mix to continue until the Company introduces its next generation of high performance digital oscilloscopes in the first quarter of fiscal 2001. Low and mid-market oscilloscopes, including the Waverunner family of oscilloscopes which commenced shipping in the third quarter of fiscal 1999, represented 24% and 29% of total revenue for the three and six months ended December 31, 1999, respectively. Low and mid-market oscilloscopes represented 16% and 18% of total revenue for the three and six months ended December 31, 1998, respectively.

     Selling, general and administrative expenses for the quarter and six months ended December 31, 1999 increased $2.0 million and $2.2 million, or 20% and 10%, respectively, from the comparable prior year periods. This increase was due in part to the 13% increase in sales of digital oscilloscopes and related products and to the expansion of the Company's network division. As a percentage of total revenues, selling, general and administrative expenses were 36.1% for the three months ended December 31, 1999 and 31.1% for the three months ended December 31, 1998. Selling, general and administrative expenses as a percentage of total revenues was 37.5% for the six months ended December 31, 1999 compared to 34.2% for the six months ended December 31, 1998.

     Research and development expenses increased $0.5 million, or 12% in the quarter ended December 31, 1999 and $1.3 million, or 15% in the six months ended December 31, 1999. This increase reflects the development costs for the future generations of oscilloscope products. As a percentage of total revenues, research and development expenses were 14% and 16% for the three and six months ended December 31, 1999 compared to 13% and 14% for the three and six months ended December 31, 1998.

     Operating income decreased $2.7 million for the current quarter and $4.9 million for the six months ended December 31, 1999 compared to the same periods in the prior year. This decline in operating income was due to lower margins and higher selling, general and administrative costs for the networking business in the current year, as well as the other factors discussed above. Operating income
(loss) as a percentage of total revenues was 1% and (3%) for the

                               LeCROY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Cont.)

quarter and six months ended December 31, 1999 compared to 9%, and 5%, respectively, for the quarter and six months ended December 31, 1998.

         In a series of transactions in October 1999 the Company sold 2.691 million shares of marketable securities in a strategic partner. This sale generated net proceeds of approximately $7.6 million. As a result of this sale, the Company recorded a pretax gain of approximately $2.5 million ($0.20 per diluted share, net of taxes) in its second fiscal quarter.

     Net interest expense and financing charges, included in other (income) expenses, was $0.2 million and $0.4 million in the three and six month periods ended December 31, 1999 compared to $0.1 million and $0.2 million in the same prior year periods. The increase in the current year is due primarily to an increase in the Company's long term debt. Operating results for the three months ended December 31, 1999 included foreign currency exchange gains of $0.6 million compared to $0.3 million in the comparable prior year period. Operating results for the six months ended December 31, 1999 included foreign exchange gains of $0.7 million compared to foreign exchange losses of $23,000 for the six months ended December 31, 1998.

     The Company's income tax rate for the three and six month periods ending December 31, 1999 and 1998 was 30%.

Restructuring Costs

        In the third quarter of fiscal 1999 the Company adopted a restructuring plan (the "Plan"). The objectives of the Plan were to consolidate oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several current breakthrough technologies.

      At December 31, 1999 the Company had remaining reserves and liabilities of approximately $5.4 million relating to the Plan. During the quarter and six months ending December 31, 1999 the Company charged approximately $1.0 million and $1.7 million, respectively, against the restructuring reserves. These charges primarily related to severance and employee benefit costs and lease payments. The overall expected cost of the Plan has not changed since the Plan was approved. The Plan is expected to be completed by the end of fiscal 2000.

Year 2000

     The year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond December 31, 1999. At the time of this filing the Company had not experienced any year 2000 problems with any of its financial or operating systems or with any of its suppliers or customers. The Company will continue to monitor these systems, but it does not anticipate any problems or significant expenditures in the future. This represents a forward-looking statement under the Private Securities Litigation Reform Act of 1997. Undiscovered issues related to the year 2000 issue could have an adverse impact on the Company's results of operations.

Liquidity and Capital Resources

     Working capital, including $6.2 million in cash and cash equivalents, was $38.9 million at December 31, 1999 compared to $30.4 million, at June 30, 1999. The current ratio is 2.27 to 1.

     The Company has borrowed $10.2 million under its secured multicurrency credit agreement. At December 31, 1999, the Company had met its financial covenants relating to the multicurrency credit agreement, which was amended in September 1999. Upon completion of the sale of marketable securities in October 1999, which generated $7.6 million in proceeds, the Company reduced its maximum borrowings under the agreement to $15 million.

     Cash flows generated from operating activities for the first six months of fiscal 2000 decreased in comparison with the first six months of the prior year due primarily to lower operating earnings and an increase in inventories.

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

Risk Management

     The Company's equity investment in Iwatsu Electric Co., Ltd is subject to the impact of foreign exchange rates and the Japanese stock market fluctuation. In October 1999 the Company sold 2.691 million shares of such stock reducing its exposure to exchange risk and fluctuations in the Japanese stock market. As of December 31, 1999 Japanese stock market fluctuations resulted in a $0.6 million increase to the investment's original cost. The change in the value of this investment, which is deemed to be temporary, is included as part of accumulated comprehensive income (loss) in stockholders' equity and is not included in the Condensed Consolidated Statements of Income.

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

Item 6.(a)          Exhibits

    Exhibit 27      Financial Data Schedule.

                           PART II. OTHER INFORMATION

Item 4.           Submission of matters to a Vote of Security Holders

                  The Company's annual meeting of stockholders was held on October 28, 1999. The following actions were taken at the meeting:

                  Election of Directors
                                                Votes For         Votes Against
                                                ---------         -------------
                  Lutz P. Henckels  .           6,608,629             27,956
                  Charles A. Dickinson          6,608,629             27,956


Item 6.(b)         Reports on Form 8-K

                   No current reports on Form 8-K were filed during the quarter ended December 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LECROY CORPORATION

Date: February 14, 2000           By:     /S/ Lutz P. Henckels
                                          Lutz P. Henckels
                                          President and Chief Executive Officer