Form 10-Q
period 2000-03-31
LECROY CORP
filed 2000-05-22
CIK 943580

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26634

                               LECROY CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                        13-2507777
    (State of other jurisdiction                           (I.R.S. Employer
  of Incorporation or organization)                      Identification No.)

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

                     YES   X                 NO
                         -----                  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              OUTSTANDING AT APRIL 28, 2000
              -----                              -----------------------------
 Common stock, par value $.01 share                        7,771,966



================================================================================

                               LECROY CORPORATION

                                      INDEX

                                                                        Page

PART I          FINANCIAL INFORMATION

  Item 1.       Financial Statements:

                Condensed Consolidated Balance Sheets                       3
                Condensed Consolidated Statements of Income                 4
                Condensed Consolidated Statements of Cash Flows             5
                Notes to Condensed Consolidated Financial Statements      6-8

  Item 2        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
                                                                         9-14

PART II         OTHER INFORMATION                                          15

                Signatures                                                 15

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                         March 31,         June 30,
In thousands                                                                                2000             1999
------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                        (Unaudited)

                                       ASSETS

Current assets:

      Cash and cash equivalents                                                       $       6,284     $         1,791
      Accounts receivable                                                                    28,175              31,549
      Inventories:
          Raw materials                                                                      10,818              10,346
          Work in process                                                                     8,177               5,854
          Finished goods                                                                     12,768              12,920
                                                                                      -------------     ---------------
      Total inventories                                                                      31,763              29,120
      Other current assets                                                                    2,820               3,200
                                                                                      -------------     ---------------
          Total current assets                                                               69,042              65,660
Property and equipment, at cost:
      Land and building                                                                      11,318               9,294
      Furniture, machinery and equipment                                                     30,457              28,463
                                                                                      -------------     ---------------
          Total property and equipment                                                       41,775              37,757
      Less:  Accumulated depreciation and amortization                                      (25,723)            (23,200)
                                                                                      --------------    ----------------
          Property and equipment, net                                                        16,052              14,557
Marketable securities                                                                         2,454               7,383
Other assets                                                                                 14,534              14,614
                                                                                      -------------     ---------------

TOTAL ASSETS                                                                          $     102,082     $       102,214
                                                                                      =============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current debt                                                                    $      11,951     $         1,600
      Accounts payable                                                                       11,966              11,858
      Accrued expenses:

         Deferred revenue                                                                     2,588               3,910
         Restructuring                                                                        2,288               3,420
         Other                                                                               13,886              14,492
                                                                                      -------------       -------------
         Total current liabilities                                                           42,679              35,280
Long term debt                                                                                    -               6,600
Deferred compensation                                                                             -                 327
Redeemable convertible preferred stock                                                        8,406               8,152

Stockholders' equity:

      Common stock                                                                               78                  77
      Additional paid-in capital                                                             43,167              42,869
      Accumulated other comprehensive loss                                                   (4,715)             (3,970)
      Retained earnings                                                                      12,467              12,879
                                                                                      -------------     ---------------
         Total stockholders' equity                                                          50,997              51,855
                                                                                      -------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     102,082     $       102,214
                                                                                      =============     ===============


     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

------------------------------------------------------------ ------------------------------- -------------------------------
                                                                   Three months ended              Nine months ended
                                                                       March 31,                       March 31,
In thousands, except per share data                               2000            1999            2000            1999
------------------------------------------------------------ --------------- --------------- --------------- ---------------

Revenues:
      Digital oscilloscopes and related products             $     28,342    $    25,533     $     78,939    $      72,668
      High energy physics products                                    829          2,314            3,585            5,850
      Service and other                                             1,860          1,781            5,348            5,016
      License fees                                                      -          2,400                -            4,900
                                                             ------------    -----------     ------------    -------------
      Test and measurement revenues                                31,031          32,028          87,872           88,434
                                                             ------------    ------------    ------------    -------------

      Vigilant products                                             1,186          2,566            4,282            7,787
      Sale of network technology                                        -              -            2,000                -
                                                             ------------    -----------     ------------    -------------
      Vigilant revenues                                             1,186          2,566            6,282            7,787
                                                             ------------    -----------     ------------    -------------

        Total revenues                                             32,217         34,594           94,154           96,221

Cost of sales                                                      15,438         18,429           46,180           47,435
                                                             ------------    -----------     ------------    -------------
Gross profit                                                       16,779         16,165           47,974           48,786
                                                             ------------    -----------     ------------    -------------
Operating expenses:

      Selling, general and administrative                          12,289         11,596           35,541           32,649
      Research and development                                      5,019          4,807           14,918           13,409
      Restructuring and non-recurring charges                           -          8,546                -            8,546
                                                             ------------    -----------     ------------    -------------
        Total operating expenses                                   17,308         24,949           50,459           54,604
                                                             ------------    -----------     ------------    -------------

Operating loss                                                       (529)        (8,784)          (2,485)          (5,818)
Gain from sale of marketable securities                                 -              -            2,460                -
Other (income) expenses, net                                           85           (194)            (153)              (8)
                                                             ------------    ------------    -------------   --------------
Income (loss) before income taxes                                    (614)        (8,590)             128           (5,810)

Provision for income taxes                                            317            265              540            1,098
                                                             ------------    -----------     ------------    -------------
Net loss                                                             (931)        (8,855)            (412)          (6,908)
Charges related to convertible preferred stock                        (85)             -             (254)               -
                                                             -------------   -----------     -------------   -------------
Net loss applicable to common stockholders                   $     (1,016)   $    (8,855)    $       (666)   $      (6,908)
                                                             =============   ============    =============   ==============

Loss per common share:

      Basic                                                  $     (0.13)    $    (1.16)     $     (0.09)    $      (0.91)
                                                             ============    ===========     ============    =============

      Diluted                                                $     (0.13)    $    (1.16)     $     (0.09)    $      (0.91)
                                                             ============    ===========     ============    =============

Weighted average number of common shares:

      Basic                                                         7,757          7,629            7,734            7,601
                                                             ============    ===========     ============    =============

      Diluted                                                       7,757          7,629            7,734            7,601
                                                             ============    ===========     ============    =============


     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                                March 31
In thousands                                                                            2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss                                                                    $           (412)  $         (6,908)
      Adjustments for noncash items included in operating activities:
        Depreciation and amortization                                                        3,726              3,473
        Gain on sale of marketable securities                                               (2,460)                 -
        Restructuring provisions                                                                 -              9,745
        Other                                                                                    -                (13)
      Change in operating asset and liability components:

         Accounts receivable                                                                 3,066                228
         Inventories                                                                        (2,757)            (1,625)
         Prepaid expenses and other assets                                                    (370)              (341)
         Accounts payable, deferred revenue, restructuring and other liabilities            (2,615)            (5,793)
                                                                                  -----------------  -----------------
Net cash used by operating activities                                                       (1,822)            (1,234)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                                                    (4,974)            (4,998)
      Purchase of intangible assets                                                              -             (2,525)
      Investment in computer software                                                         (865)            (1,105)
      Proceeds from the sale of marketable securities                                        7,587                  -
                                                                                  ----------------   ----------------
Net cash provided (used) in investing activities                                             1,748             (8,628)
                                                                                  ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net change in short-term debt                                                           (682)               184
      Borrowings under line of credit                                                        4,400              9,800
      Proceeds from exercise of stock options and stock purchases                              609                648
      Costs related to the issuance of preferred stock                                         (61)                 -
                                                                                  -----------------  ----------------
Net cash provided by financing activities                                                    4,266             10,632
                                                                                  ----------------   ----------------
Effect of exchange rates on cash                                                               301               (170)
                                                                                  ----------------   -----------------
      Increase in cash and cash equivalents                                                  4,493                600
      Cash and cash equivalents at beginning of the period                                   1,791              1,895
                                                                                  ----------------   ----------------
      Cash and  cash equivalents at end of the period                             $          6,284   $          2,495
                                                                                  ================   ================





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

This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; risks due to an interruption in supply or an increase in price for the Company's parts, components and subassemblies; the impact of violations by the Company under its existing Credit Agreement; the ability of the Company to negotiate new financing arrangements with lenders; the ability of the Company to obtain alternative funding for its Vigilant segment; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

Results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

Comprehensive Loss

For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was $1.4 million and $9.8 million, respectively. For the nine months ended March 31, 2000 and 1999, the Company's comprehensive loss was $1.2 million and $5.9 million, respectively. The comprehensive loss for the three months ended March 31, 2000 included foreign currency translation losses of $0.5 million. The comprehensive loss for the nine months ended March 31, 2000 included foreign currency translation losses of $0.6 million and an unrealized gain on marketable equity securities classified as available for sale of $0.4 million. During the nine months ended March 31, 2000 the Company recognized $0.5 million of previously unrealized gains on marketable equity securities included in prior periods' comprehensive income. The comprehensive loss for the three and nine months ended March 31, 1999, included foreign currency translation gains (losses) of $(2.2) million and $0.7 million, respectively, as well as unrealized gains on marketable equity securities of $1.3 million and $0.2 million, respectively. The cumulative foreign currency translation losses were $5.3 million at March 31, 2000 and $4.6 million at June 30, 1999. The cumulative unrealized gains on marketable equity securities classified as available for sale were $0.6 million at March 31, 2000 and $0.7 million at June 30, 1999.

Restructuring Costs

In the third quarter of fiscal 1999 the Company adopted a restructuring plan (the "Plan"), the objectives of which were to consolidate oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several current breakthrough technologies.

                               LECROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

At March 31, 2000 the Company had remaining reserves and liabilities of approximately $4.2 million relating to the Plan. During the quarter and nine months ended March 31, 2000 the Company charged approximately $0.9 million and $2.6 million, respectively, against the restructuring reserves. These charges primarily related to severance and employee benefits costs and lease payments. In addition, during the third quarter and nine months ended March 31, 2000, the restructuring reserve was reduced by $0.3 million due to the effect of exchange rate changes. This $0.3 million reduction is included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The overall expected cost of the Plan has not changed since the Plan was approved. The Plan is expected to be completed by the end of fiscal 2000.

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

Change in Accounting Estimate

The Company has experienced improved quality on its newer product offerings and has developed a more refined methodology to reflect these improvements in its assessment of warranty exposure. As a result, the Company has reduced its warranty reserve and increased operating income by $0.6 million, or $0.08 per basic share, in the quarter ended March 31, 2000.

Segment and Geographic Information

The Company develops, manufactures, sells and licenses signal analyzers, principally high-performance digital oscilloscopes, in its Test and Measurement segment. In addition, the Company develops, manufactures, sells and licenses local area network analyzers, including remote protocol analyzers through its Vigilant Networks segment. The Company has recently announced that it has combined its protocol analyzer product lines with its network analysis products. As such, these two segments, previously presented separately, are now combined as Vigilant Networks. Revenue, operating income (loss) and assets by segment are as follows:

                                                                                      Elimination
                                                                                           of
                                                Test &       Vigilant     Corporate/  Intersegment
                                             Measurement     Networks       Other       Revenue     Consolidated
                                             -----------    ----------    ----------  ------------  ------------
For the Nine Months Ended March 31, 2000
Revenue:

       Revenue from external customers       $    87,872   $    6,282    $         -   $        -    $   94,154
       Intersegment revenue                        1,684            -              -            -         1,684
       Elimination of intersegment revenue             -            -              -       (1,684)       (1,684)
                                             -----------   ----------    -----------   ----------    ----------
       Total revenue                         $    89,556   $    6,282    $         -   $   (1,684)   $   94,154
                                             ===========   ==========    ===========   ==========    ==========

Operating income (loss)                      $     5,263   $   (6,908)   $         -   $     (840)   $   (2,485)
                                             ===========   ==========    ===========   ==========    ==========

For the Three Months Ended March 31, 2000
Revenue:

       Revenue from external customers       $    31,031   $    1,186    $         -   $        -    $   32,217
       Intersegment revenue                          250            -              -            -           250
       Elimination of intersegment revenue             -            -              -         (250)         (250)
                                             -----------   ----------    -----------   ----------    ----------
       Total revenue                         $    31,281   $    1,186    $         -   $     (250)   $   32,217
                                             ===========   ==========    ===========   ==========    ==========

Operating income (loss)                      $     3,025   $   (3,429)   $         -   $     (125)   $     (529)
                                             ===========   ==========    ===========   ==========    ==========


Total Assets at March 31, 2000               $    91,928   $    9,298    $       856   $        -    $  102,082
                                             ===========   ==========    ===========   ==========    ==========

                               LECROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                                       Elimination
                                                                                           of
                                                Test &       Vigilant    Corporate/    Intersegment
                                             Measurement     Networks       Other        Revenue     Consolidated
                                             -----------     --------    ----------    ------------  ------------
For  the Nine Months Ended March 31, 1999
Revenue:
       Revenue from external customers       $    88,434   $    7,787    $         -   $        -    $   96,221
       Intersegment revenue                          927            -              -            -           927
       Elimination of intersegment revenue             -            -              -         (927)         (927)
                                             -----------   ----------    -----------   -----------   -----------
       Total revenue                         $    89,361   $    7,787    $         -   $     (927)   $   96,221
                                             ===========   ==========    ===========   ==========    ==========

Operating income (loss)                      $     9,360   $   (3,998)   $   (10,717)  $     (463)   $   (5,818)
                                             ===========   ==========    ===========   ==========    ==========

For the Three Months Ended March 31,1999
Revenue:

       Revenue from external customers       $    32,028   $    2,566    $         -   $        -    $   34,594
       Intersegment revenue                          563            -              -            -           563
       Elimination of intersegment revenue             -            -              -         (563)         (563)
                                             -----------   ----------    -----------   -----------   ----------
       Total revenue                         $    32,591   $    2,566    $         -   $     (563)   $   34,594
                                             ===========   ==========    ===========   ===========   ==========

Operating income (loss)                      $     3,644   $   (1,429)   $   (10,717)  $     (282)   $   (8,784)
                                             ===========   ==========    ===========   ==========    ==========

As a result of the Company's philosophy of maximizing operating efficiencies through the centralization of certain functions, each segment includes an allocation of corporate expenses. Included in Corporate/Other operating income are restructuring and other non-recurring expenses of $10.7 million related to the Test and Measurement segment. Such amounts are included in Corporate/Other because management reviews and makes decisions on the Test and Measurement segment based on operating results exclusive of non-recurring charges.

Revenues, by geographic area, are as follows:

                                                     For the Nine Months             For the Three Months
                                                       Ended March 31,                 Ended March 31,
                                                  ---------------------------     ---------------------------
                                                      2000          1999              2000          1999
                                                  ------------- -------------     ------------- -------------

North America                                     $    43,921   $    46,889       $    14,256   $    16,824
Europe                                                 25,038        27,078             8,796         8,963
Other foreign                                          25,195        22,254             9,165         8,807
                                                  -----------   -----------       -----------   -----------
       Total                                      $    94,154   $    96,221       $    32,217   $    34,594
                                                  ===========   ===========       ===========   ===========

Other foreign revenues consist principally of sales from Japan and Asia.

Total assets, by geographic area, are as follows:

                                                        March 31, 2000                   June 30, 1999
                                                  ---------------------------       -------------------------

North America                                                   $    71,172                     $    69,644
Europe                                                               23,877                          25,502
Other foreign                                                         7,033                           7,068
                                                                -----------                     -----------
       Total                                                    $   102,082                     $   102,214
                                                                ===========                     ===========

                               LECROY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

The following table indicates the percentage of total revenues represented by each item in the Company's consolidated statements of operations.

                                                              Three months ended                   Nine months ended
                                                                  March 31,                            March 31,
                                                            2000              1999               2000             1999
                                                       ---------------    --------------    ---------------   --------------

Revenues:

       Digital oscilloscopes and related products             88.0%              73.8%             83.8%             75.5%
       High energy physics products                            2.5                6.7               3.8               6.1
       Service and other                                       5.8                5.2               5.7               5.2
       License fees                                              -                6.9                 -               5.1
                                                            ------             ------            ------            ------
         Test and Measurement revenues                        96.3               92.6              93.3              91.9
                                                            ------             ------            ------            ------
       Vigilant products                                       3.7                7.4               4.6               8.1
       Sale of network technology                                -                  -               2.1                 -
                                                            ------             ------            ------            ------
         Vigilant revenues                                     3.7                7.4               6.7               8.1
                                                            ------             ------            ------            ------
         Total revenues                                      100.0              100.0             100.0             100.0
Cost of sales                                                 47.9               53.3              49.0              49.3
                                                            ------             ------            ------            ------
Gross profit                                                  52.1               46.7              51.0              50.7
Operating expenses:
       Selling, general and administrative                    38.1               33.5              37.8              33.9
       Research and development                               15.6               13.9              15.8              14.0
       Restructuring and non-recurring charges                   -               24.7                 -               8.9
                                                            ------             ------            ------            ------
Operating loss                                                (1.6)             (25.4)             (2.6)             (6.1)
Gain from sale of marketable securities                          -                  -               2.6                 -
Other (income) expenses, net                                   0.3               (0.6)             (0.1)                -
                                                            ------             -------           -------           ------
Income (loss) before incomes taxes                            (1.9)             (24.8)              0.1              (6.1)
Provision for income taxes                                     1.0                0.8               0.5               1.1
                                                            ------             ------            ------            ------
Net loss                                                      (2.9)%            (25.6)%            (0.4)%            (7.2)%
                                                            =======            =======           =======           =======


Consolidated revenues were $32.2 million and $94.2 million for the three and nine months ended March 31, 2000, a decrease of approximately $2.4 million and $2.1 million, or 7% and 2%, respectively, from the comparable prior year periods. Revenues for the nine months ended March 31, 2000 included $2.0 million for the sale of technology. Revenues for the three and nine months ended March 31, 1999 included license fees of approximately $2.4 million and $4.9 million, respectively. Excluding the sale of technology and license fees, consolidated revenues for the quarter ended March 31, 2000 were substantially the same as in the prior year, and increased $0.8 million, or 1%, for the nine months ended March 31, 2000, compared to the prior year. Refer to the specific segment results of operations below for further discussion and analysis of revenues.

Gross margins were 52.1% and 51.0% for the three and nine months ended March 31, 2000, respectively, compared with 46.7% and 50.7% for the comparable periods in the prior year. Excluding the favorable effect of the sale of technology and license fees noted above and a $2.2 million charge related to the restructuring plan adopted by the Company in the third quarter of fiscal 1999 (see Restructuring costs below), gross margins were 52.1% and 49.9% for the three and nine months ended March 31, 2000, respectively, compared with 49.5% and 50.4% for the comparable periods in the prior year. Refer to the specific segment results of operations below for further discussion and analysis of gross margins.

Selling, general and administrative expenses for the three and nine months ended March 31, 2000, increased $0.7 million and $2.9 million, or 6% and 9%, respectively, from the comparable prior year periods. The increase was primarily due to higher spending to support the projected growth in the Vigilant segment's revenues. Excluding the sale of technology and license fees, selling, general and administrative expenses as a percentage of consolidated revenues were 38.1% and 38.6% for the three and nine months ended March 31, 2000, compared to 36.0% and 35.8% for the comparable prior year periods.

Research and development expenses increased $0.2 million, or 4% for the three months ended March 31, 2000, and $1.5 million, or 11%, for the nine months ended March 31, 2000, compared to the corresponding prior year periods. The increases reflect continued investment in future generations of Test and Measurement products as well as in the Vigilant segment's network analysis product, Big TangerineTM.

Operating losses were $0.5 million and $2.5 million for the three and nine months ended March 31, 2000, compared to operating losses of $8.8 million and $5.8 million for the comparable prior year periods. Included in the operating loss for the three and nine months ended March 31, 1999 were $10.7 million of expenses related to the restructuring plan adopted by the Company in the third quarter of fiscal 1999, $2.2 million of which were recorded in cost of sales (see Restructuring Costs below). Refer to the specific segment results of operations below for further discussion and analysis of operating income (loss).

In a series of transactions in the second quarter of fiscal 2000, the Company sold 2.691 million shares of marketable equity securities of a strategic partner. This sale generated net proceeds of approximately $7.6 million and resulted in a pretax gain of approximately $2.5 million ($0.20 per diluted share, net of taxes), which was recorded in the second quarter of fiscal 2000.

Net interest expense and financing charges, included in other (income) expenses, net were $0.2 million and $0.6 million for the three and nine months ended March 31, 2000, compared to $0.1 million and $0.3 million for the comparable prior year periods. The increase is due to higher borrowing levels to fund the Company's continued investment, in terms of operating losses, in its Vigilant segment and working capital requirements. Also included in other (income) expenses, net are foreign currency exchange gains of $0.1 million and $0.8 million for the three and nine months ended March 31, 2000, compared to $0.3 million for both the three and nine months ended March 31, 1999.

Based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that it will not realize any benefits from the assets created through U.S. tax losses. As such, it has not recognized a tax benefit in its income statement for losses generated by its U.S. operations. The provision for income taxes for the three and nine month periods ended March 31, 1999 and 2000 consist primarily of tax on income generated by certain of the Company's foreign subsidiaries, foreign withholding tax on license fee revenue to customers in foreign countries, and U.S. based state and local franchise taxes.

TEST AND MEASUREMENT SEGMENT RESULTS OF OPERATIONS

The table below provides the Test and Measurement's operating results as a percentage of total segment revenues.

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  MARCH 31,                            MARCH 31,
                                                            2000              1999               2000             1999
Revenues:
       Digital oscilloscopes and related products             91.3%              79.7%             89.8%             82.2%
       High energy physics products                            2.7                7.2               4.1               6.6
       Service and other                                       6.0                5.6               6.1               5.7
       License fees                                              -                7.5                 -               5.5
                                                            ------             ------            ------            ------
       Test and measurement revenues                         100.0              100.0             100.0             100.0

Cost of sales                                                 47.9               54.0              50.7              49.6
                                                            ------             ------            ------            ------
Gross profit                                                  52.1               46.0              49.3              50.4
Operating expenses                                            42.8               42.3              44.3              42.8
Restructuring and non-recurring charges                         -                26.7                -                9.7
                                                            ------             ------            ------            ------

Operating income (loss)                                        9.3%             (23.0)%             5.0%             (2.1)%
                                                            ======             ======            ======            ======


Test and Measurement revenues were $31.0 million and $87.9 million for the three and nine months ended March 31, 2000, a decrease of 3% and 1%, respectively, compared to corresponding prior year periods. Excluding license fees of $2.4 million and $4.9 million for the three and nine months ended March 31, 1999, respectively, revenues increased 5% for both the three and nine months ended March 31, 2000. Revenues from digital oscilloscopes and related products for the quarter and nine months ended March 31, 2000, increased 11% and 9%, respectively. These increases were primarily attributable to higher unit volume of the Company's successful Waverunner/TM/ family of oscilloscopes introduced in the third quarter of fiscal 1999. In addition, the Company had shipments to Kelly Air Force base of $1.5 million and $3.1 million for the three and nine months ended March 31, 2000, respectively. The increase in digital oscilloscopes and related products was partially offset by decreases in revenues from high energy physics products. These products comprised only 2.7% and 4.1% of test and measurement revenues for the quarter and nine months ended March 31, 2000, compared to 7.8% and 7.0% for the comparable prior year periods excluding license fees. The Company expects that revenues from high energy physics products will continue to decline as a percent of total test and measurement revenues.

Gross margins for the quarter and nine months ended March 31, 2000 were 52.1% and 49.3%, respectively, compared to 46.0% and 50.4%, respectively, for the corresponding prior year periods. Included in gross profit for the quarter and nine months ended March 31, 1999 is the favorable effect of the license fees noted above, partially offset by $2.2 million of restructuring charges. Excluding the effect of the license fees and restructuring charges, gross margins were 49.0% and 50.1% for the quarter and nine months ended March 31, 1999. The improvement in gross margin in the current quarter was primarily attributable to lower warranty costs and manufacturing efficiencies. The lower warranty costs were the result of significant quality enhancements in the Company's product offerings and a more refined methodology used to determine the Company's warranty exposure. As a result, the Company decreased its warranty reserve by $0.6 million in the quarter ended March 31, 2000. The improvement in gross margin for the nine months ended March 31, 2000 was primarily due to the reduction in warranty reserve.

Operating expenses were $13.3 million and $39.0 million, respectively, for the three and nine months ended March 31, 2000 compared to $13.5 million and $37.8 million, respectively, for the corresponding prior year periods. Excluding the effect of the license fees, operating expenses as a percentage of revenues decreased to 42.8% and 44.3%, for the three and nine months ended March 31, 2000, compared to 45.8% and 45.3%, respectively, for the corresponding prior year periods. The decrease was primarily the result of leveraging higher product revenue, as well as cost reduction activities and higher productivity resulting from the Company's restructuring in the third quarter of fiscal 1999.

As a result of the factors discussed above, operating income for the Test and Measurement segment was $2.9 million and $4.4 million for the quarter and nine months ended March 31, 2000, compared to an operating loss of $7.3 million and $1.8 million, including $10.7 million of restructuring and other non-recurring expense, for the corresponding periods in the prior year.

VIGILANT NETWORKS SEGMENT RESULTS OF OPERATIONS

The Vigilant Networks segment is comprised of the Company's Vigilant and Digitech subsidiaries. In 1998, the Company, capitalizing on its core signal analysis competency, developed a network monitor which evaluates the health and integrity of the network's physical layer. This product has been recently launched as the Big TangerineTM . During fiscal year 1998, the Company acquired Digitech Corporation to incorporate their LAN and WAN protocol analysis technology into Vigilant's product line. Since the beginning of 1998, substantial investments in Vigilant Networks have generated more than $20.0 million in operating losses, excluding license fees. The Company expects to continue to make significant investments in the Vigilant business through at least fiscal 2001 (see "Liquidity and Capital Resources" for discussion of funding requirements).

The table below provides the Vigilant Networks segment ("Vigilant") operating results as a percentage of total segment revenues:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             MARCH 31,                           MARCH 31,
                                                      2000                1999            2000                  1999
                                              ----------------    ---------------    ----------------    --------------
Revenues:
    Vigilant products                                  100.0%           100.0%              68.2%             100.0%
    Sale of network technology                            -                -                31.8                  -
                                                      -------          -------             ------             ------
    Vigilant revenues                                  100.0             100.0              100.0              100.0

Cost of sales                                           47.1              44.8               26.5               37.9
                                                      -------          -------             ------             ------

Gross profit                                            52.9              55.2               73.5               62.1

Operating expenses                                     342.0             110.9              183.4              113.5
                                                      -------          -------             ------             ------

Operating loss                                        (289.1)%           (55.7)%           (109.9)%            (51.4)%
                                                      =======          =======             ======             ======

The Vigilant segment generated revenue of $1.2 million and $6.3 million for the three and nine months ended March 31, 2000, compared with $2.6 million and $7.8 million for the corresponding periods of the prior year. Included in revenue for the nine month period ended March 31, 2000 is $2.0 million related to the sale of technology. The decrease in revenue for both the three and nine months ended March 31, 2000 is primarily attributable to lower volume at Digitech due to the refocus from WAN/carrier related products to LAN/enterprise network analysis products. In addition, revenue in the three months ended March 31, 2000 was approximately $0.5 million lower than the comparable prior year period due to lower sales of Vigilant's Big TangerineTM network analyzer. Approximately $1.0 million of the Big TangerineTM product revenue in the third quarter of fiscal 1999, which consisted primarily of stocking orders to a distributor, were deferred in the subsequent quarter due to the initial efforts required by the Company to assist the distributor in bringing about the sale to the final customer. This revenue will be recognized in the periods in which the units are sold to the final customer. Considering this subsequent adjustment, Big TangerineTM revenue actually increased in the quarter ended March 31, 2000 by approximately $0.5 million, compared to the prior year.

Gross margin for the Vigilant segment was 52.9% and 73.5% in the three and nine months ended March 31, 2000, compared to 55.2% and 62.1% in the comparable periods of the prior fiscal year. Excluding the sale of technology, gross margin for the nine months ended March 31, 2000 was 61.1%. The decrease in gross margin is due primarily to lower revenue and related manufacturing inefficiencies at Digitech.

Operating expenses for the Vigilant segment were $4.0 million and $11.5 million for the third quarter and nine months ended March 31, 2000, compared to $2.8 million and $8.8 million for the comparable prior year periods. The increase in operating expenses was due to increased spending in sales, marketing and R&D to build the infrastructure for supporting the projected increase in sales of Vigilant's Big TangerineTM product line.

As a result of the factors discussed above, the Vigilant segment generated operating losses of $3.4 million and $6.9 million in the three and nine month periods ended March 31, 2000, compared to operating losses of $1.4 million and $4.0 million for the corresponding periods in the prior fiscal year.

RESTRUCTURING COSTS

In the third quarter of fiscal 1999, the Company adopted a restructuring plan (the "Plan"), the objectives of which were to consolidate oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to capitalize on several current breakthrough technologies.

At March 31, 2000 the Company had remaining reserves and liabilities of approximately $4.2 million related to the Plan. During the quarter and nine months ended March 31, 2000 the Company charged approximately $0.9 million and $2.6 million, respectively, against the restructuring reserves. These charges primarily related to severance and employee benefits costs and lease payments. In addition, during the third quarter and nine months ended March 31, 2000 the restructuring reserve was reduced by $0.3 million due to the effect of exchange rate changes. This $0.3 million reduction is included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The overall expected cost of the Plan has not changed since the Plan was approved. The Plan is expected to be completed by the end of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $26.4 million at March 31, 2000 compared to $30.4 million at June 30, 1999. The current ratio at March 31, 2000 was 1.62 to 1, compared to
1.86 to 1 at June 30, 1999. The reduction of the current ratio was due to the reclassification of the Company's borrowings under its secured multicurrency revolving credit agreement (the "Credit Agreement") to current liabilities in the Condensed Consolidated Balance Sheets (see further discussion below).

At March 31, 2000, the Company had total debt of $12.0, cash and cash equivalents of $6.3 million and marketable securities of $2.5 million. As such, debt, net of cash and cash equivalents and marketable securities, was $3.2 million at March 31, 2000.

Net cash used by operating activities was $1.8 million for the nine months ended March 31, 2000, compared with a usage of $1.2 million for the comparable period of the prior year. The increase in cash usage is primarily due to lower operating earnings before restructuring charges substantially offset by lower cash used for working capital requirements.

Net cash from investing activities was $1.7 for the nine months ended March 31, 2000, compared with a usage of $8.6 million in the comparable period of the prior year. The increase was primarily due to the sale of marketable securities in October 1999, which generated $7.6 million in proceeds.

At March 31, 2000, the Company failed certain financial covenants relating to its Credit Agreement due to the losses of its Vigilant segment. The banks have waived these violations for the third quarter and have amended the covenant requirements for the fourth quarter of fiscal 2000. In connection with the waiver and amendment, the Company has provided additional collateral in the form of a mortgage on the Company's facilities in Chestnut Ridge, New York. Also, the maximum borrowing limit under the Credit Agreement was reduced to $12.0 million and the interest rate on outstanding borrowings increased to prime rate plus 2%. Based on the Company's projections, which include the continued significant investment in its Vigilant segment, it appears likely that the Company will be in violation of certain of its financial covenants at the end of the first quarter of fiscal 2001. As such, outstanding borrowings under the Credit Agreement as of March 31, 2000 of $11.0 million have been classified as a current liability. The Company also has $951,000 outstanding under a foreign subsidiary working capital facility.

As noted above, the Company's continued investment in its Vigilant segment, in terms of increased spending in R&D and selling, general and administrative expenses, has resulted in its failure to meet certain financial covenants. The Company has initiated the process of finding strategic investment partners for this business segment in order to capitalize on significant market opportunities, without carrying the full burden for this venture in terms of profits and cash in the future. In addition, the Company, in cooperation with its existing banks, has started evaluating alternative financing opportunities with new lenders which it expects will provide additional credit availability and financial flexibility.

The Company believes that its cash and marketable security balances, along with cash generated from its Test and Measurement segment and amounts available under its current credit agreement, should be sufficient to fund working capital and capital expenditure requirements, as well as further investments in its Vigilant segment through the first quarter of fiscal 2001. In addition, the Company believes that, by the end of the first quarter of fiscal 2001, it is likely to secure alternative funding for the Vigilant segment from third party investors and to be successful in negotiating new financing arrangements which would provide additional credit availability.

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

RISK MANAGEMENT

The Company's equity investment in Iwatsu Electric Co., Ltd is subject to the impact of foreign exchange rates and fluctuations in the Japanese stock market. In October 1999 the Company sold 2.691 million shares of such stock reducing its exposure to exchange risk and fluctuations in the Japanese stock market. As of March 31, 2000, Japanese stock market and currency fluctuations resulted in an increase of approximately $0.6 million to the investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of accumulated comprehensive loss in stockholders' equity and is, accordingly, not included in the Condensed Consolidated Statements of Income.

NEW PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, which for the Company is effective beginning in the first quarter of fiscal year 2001, summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of this pronouncement on its financial position, results of operations and cash flows.

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

                               LECROY CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6.(a)             EXHIBITS

    Exhibit 10.23 First Amendment dated June 12, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank

    Exhibit 10.24 Second Amendment dated September 7, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank

    Exhibit 10.25 Third Amendment dated April 19, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company , Chase Manhattan Bank and Fleet National Bank

    Exhibit 10.26 Fourth Amendment dated May 5, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank

    Exhibit 10.27 Fifth Amendment dated May 18, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank

    Exhibit 10.28 Term Loan Agreement dated May 12, 2000 between the Company, Chase Manhattan Bank and Fleet National Bank

    Exhibit 10.29 First Amendment dated May 18, 2000 to the Term Loan Agreement between the Company, Chase Manhattan Bank and Fleet National Bank

    Exhibit 27         Financial Data Schedule.

ITEM 6.(b)             REPORTS ON FORM 8-K

                       No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LECROY CORPORATION

Date:  May 19, 2000                          By:     /S/ Raymond F. Kunzmann
                                                -------------------------------
                                                      Raymond F. Kunzmann

                                                Vice President and
                                                Chief Financial Officer