Form 10-K
period 2000-06-30
LECROY CORP
filed 2000-09-18
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Year Ended June 30, 2000

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

       Registrant's telephone number, including area code: (845) 425-2000

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

                                YES X  NO
                                   ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's Common Stock, as of August 18, 2000, was 8,430,214 shares. The aggregate market value on August 18, 2000 of the Common Stock held by non-affiliates of the registrant was $85,291,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

     Portions of the Prospectus to Form S-3 Registration statement No. 333-43690 are incorporated by reference in Part II hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                              Page
PART I
   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    11
   Item 3.      Legal Proceedings..........................................................................    11
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    11
   Item 4A.     Executive Officers of the Registrant.......................................................    12
PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    14
   Item 6.      Selected Financial Data....................................................................    14
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    17
   Item 8.      Financial Statements and Supplementary Data................................................    24
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    44
PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    45
   Item 11.     Executive Compensation.....................................................................    45
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    45
   Item 13.     Certain Relationships and Related Transactions.............................................    45
PART IV
   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    45

                                     PART I

ITEM 1. BUSINESS.

     LeCroy Corporation (the "Registrant" and "Company") was founded in 1964 and is incorporated in the State of Delaware.

     Through August 2000, the Company operated in two business segments, the Test and Measurement segment ("T&M") and the Vigilant Networks segment ("Vigilant Networks"). The T&M segment, using its core competency of capturing and analyzing complex electronic signals, develops, manufactures, sells and licenses signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage, power measurement and automotive. The T&M segment also produces modular digitizers, embedded signal analyzers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

     In fiscal 1998, pursuant to a strategy of using its core competency of capturing and analyzing complex electronic signals to expand its product offering, the Company introduced a Local Area Network ("LAN") analyzer which at that time was called NEWSLine(TM). During fiscal 1999, the Company formed a subsidiary, Vigilant Networks, Inc. ("Vigilant") to provide a separate identity for this new network analysis product. After several iterations of product development and improvement, the network analyzer was re-launched in the third quarter of fiscal 2000 as the Big Tangerine(TM). During fiscal 1998, the Company acquired Digitech Industries, Inc. ("Digitech") to incorporate their LAN and Wide Area Network ("WAN") protocol analysis technology into Vigilant's product line. Together, Vigilant and Digitech comprise the Company's Vigilant Networks segment.

     Vigilant Networks' principal product, the Big Tangerine network analyzer, was not only a new product, it was also sold into a new market for the Company. Since this product's inception, LeCroy has made substantial investments in Vigilant Networks in terms of selling, marketing, research and development, and administrative expenses. While the Company believes that this product has a unique technology, it has decided that it cannot continue to invest the financial resources necessary to capitalize on its future growth potential. As such, in August 2000, the Company announced its intention to divest the Vigilant Networks business and treat the segment as a discontinued operation. The Company subsequently announced in August 2000 that it sold the assets and business of Vigilant and a portion of the assets and business of Digitech for $12.0 million before fees and expenses. The buyer also assumed certain liabilities of Vigilant. The remaining business of Digitech will be discontinued (see Note 17 to the Consolidated Financial Statements for further information). The remaining discussion in this document will primarily relate to the continuing Test and Measurement segment.

PRODUCT APPLICATION

     Researchers, engineers and production technicians rely on test and measurement instrumentation such as signal analyzers in designing, developing and manufacturing electronic equipment. When designing and developing electronic circuits, researchers and engineers use signal analyzers to ensure that the circuits are performing as designed. Production technicians use such instruments to diagnose electronic equipment to determine whether it is performing as intended.

     The most general-purpose test and measurement instrument used for signal analysis is the oscilloscope. Digital oscilloscopes are signal analyzers that, like their earlier analog counterparts, can display a representation of an electronic signal's "shape," which is essentially a measure of a signal's voltage as a function of time. Digital oscilloscopes, however, go beyond the capabilities of analog oscilloscopes in that they capture a signal in digital form by sampling it over time and storing the data or measurements in memory. The stored signal can then be viewed later, and more importantly, the instrument can perform various analyses on the stored data. Certain oscilloscope users still prefer the analog style oscilloscope. These instruments are less complicated to use and they acquire a view of signal changes at a faster rate than digital oscilloscopes. The Company is the sole supplier in North America and Europe of high-performance analog oscilloscopes produced by Iwatsu Electric Co., Ltd. ("Iwatsu").

     Signal shape analysis is becoming increasingly important as data rates in applications such as computers, LANs and telecommunications systems increase. Within a given digital circuit, it takes a finite amount of time for a digital signal to change from a "zero" or "off" state to a "one" or "on" state. As digital data rates increase, signals within a circuit may not have sufficient time to cleanly change from a "zero" to a "one" or vice-versa. This distorts, or changes the shape of the digital signal, which can lead to computation or information errors. To identify such problems, engineers use digital oscilloscopes to analyze the signal's shape, which is not generally possible using other types of measurement and analysis instruments.

MARKET OVERVIEW

Market Trends

     The global explosion in communications, driven in part by the expansion of the internet and wireless communication devices, has resulted in the need for increasingly faster and more complex electronic signals. Through the use of complex encoding schemes, the flow of data is exceeding signal speeds. For example, the signal rate of a personal computer microprocessor has approximately doubled every two years since 1996, while LAN data rates increased approximately 10 times every two years over the same period. Achieving these data rates on phone lines, fiber optics or in the wireless domain requires faster and more complex electronic signals. Testing these signals requires oscilloscopes with high sample rates and long memories to enable the required analysis.

     In addition to the growth in communications, there has been an increasing proliferation of electronics in general and digital electronics in particular. The growth in digital electronics has been driven primarily by the growth in stand-alone computers and related systems and the increase in embedded digital controls within other electronic and electrical devices.

Signal Analyzer Market

     Signal Analyzers are a component of the overall Test and Measurement Instrument market, in which the Company currently participates primarily in the oscilloscope segment.

       Oscilloscope Market. The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market (less than 500 MHz) cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of long complex signals. These instruments typically sell for under $5,000. The high-performance market segment (bandwidth of 500 MHz or higher) is characterized by instruments with high sample rates (from 500 MS/s to more than 10 GS/s) and long record lengths (from 10,000 to 16 million sample points) and greater processing power to perform more sophisticated analyses. These high-performance digital oscilloscopes typically range in price from $5,000 to $35,000, although certain very high bandwidth oscilloscopes for specialized applications are priced above $35,000. The Company's Waverunner(TM) and LC series digital oscilloscope product families and its high- performance analog oscilloscopes are all targeted at customers in the high-performance market segment.

       Within the oscilloscope market, the Company has targeted several specific application segments. These application segments include communications, data storage, power measurement and automotive.

         * Communications. The communications market itself can be segmented into five submarkets: Telecommunications - the broadband transmission of data over copper or fiber; Datacommunications - the transmission of data over LANs and WANs; Residential Broadband - the connection of broadband transmission of data to the home; Mobile - data transmission using wireless devices; and Peripheral Equipment - the transmission of data to devices such as computers, printers, etc. In each of these sub-segments, the need for instant access and uniform service has required the encoding of data and more complex electronic signals. The Company believes that the accurate acquisition, long memory and rapid analysis features of its oscilloscopes provide the unique solution to testing these high speed, complex signals.

         * Data Storage. The data storage market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, compact disks (CD's) and digital video disks (DVD's). The increasing need to store more information requires the encoding of signals to achieve higher density on the recording media. The Company believes that the high sample rates and long memory of its oscilloscopes, along with its specialized processing software that incorporates advanced algorithms designed specifically for the measurement and analysis requirements of the data storage market, provides the best solution to its customers' testing requirements.

         * Power Measurement. The power measurement market touches virtually all industries. Circuit boards and devices within all electronic products require varying levels of AC and DC voltages and currents. Converting these sources of power has been predominantly accomplished through the use of switch mode power circuits. The Company believes that the long memory and advanced analysis capabilities of its oscilloscopes, along with its specifically designed current probing devices, provide design engineers with the best measurement tool to improve the performance, efficiency and reliability of their power supplies down to the component level.

         * Automotive. The increasing trend towards the use of computers and electronics in operational and diagnostic features of automobiles has created a need for oscilloscopes in their design and test. Automotive design engineers select LeCroy oscilloscopes for their long memory, sophisticated analysis features and clear display.

STRATEGY

     The Company's primary objectives are to increase the growth rate of its oscilloscope business and to leverage its core competency, the capture and analysis of complex electronic signals, to expand into new markets. The following is a summary of the strategies that will be used to accomplish these objectives:

* Increase the Growth Rate of the Oscilloscope Business. In order to increase the growth rate of its oscilloscope business, the Company must:

  * Gain market share by continuing to improve the "price to performance" ratio of its products. Through its research and development ("R&D") efforts, the Company has been successful in reducing the cost and size of its custom integrated circuits, while delivering higher performance and increased reliability. In addition, the Company's proprietary software and operating system and unique processor and display architecture have further enhanced the "price to performance" ratio of its products. The Company believes that its new product offerings, to be introduced during fiscal 2001, will further demonstrate its success and commitment to this strategy.

  * Expand the Company's addressable market by introducing products at the higher end of the performance spectrum. This growth strategy is expected to be accomplished through its continued investment in R&D efforts as well as strategic acquisitions or partnerships. An example of the latter is the Company's acquisition of Lightspeed Electronics, Inc. ("Lightspeed"), which was announced in July 2000. By combining LeCroy's signal analysis capabilities with Lightspeed's microwave signal acquisition technology, the Company is projecting to launch a 60 GHz communications analyzer by the end of calendar year 2000 for testing components used in broadband electronic or optical communication systems.

  * Expand the Company's share of targeted application segments where signal complexity is high, such as communications test, data storage and power measurement. To accomplish this strategy, the Company must continue to introduce innovative software and hardware solutions tailored to the needs of customers in this segment. Examples of such solutions currently offered by the Company include:

             - Communications Test:
                * Jitter and Timing Analysis
                * Digital Filter Design
                * PolyMask(TM) Communications Test

             - Data Storage:
                * Disk Drive Analyzer
                * Disk Drive Parameter Package
                * Disk Drive Noise Analysis
                * Optical Recording Measurements

             - Power Measurement
                * Power Scope
                * Power Measure Analysis
                * Full Line of Current Probes
                * Differential Amplifiers

* Leverage the Company's Core Signal Analysis Competency to Expand into New Markets. As noted in the "Market Trends" section, there is an increasing proliferation of electronics in general and digital electronics in particular. Given this trend and the Company's core competency, there are increasing opportunities to expand its signal analysis capabilities into new markets and applications. An example of this strategy includes the recent introduction of eight models of PXI modular digitizers for use in automated in-process manufacturing test systems, which are scheduled to begin shipping by the end of calendar 2000.

There can be no assurance that the Company will be successful in implementing its strategies.

PRODUCTS AND SERVICES

Overview

     The Company's products capture and analyze complex electronic signals by applying its hardware and software digitizing technology in different packages and configurations. The digital oscilloscope product family includes three form factors in instrument size and capabilities to address customer requirements from a laboratory benchtop to portable applications. These products include the LC series, Waverunner(TM) and Literunner(TM) digital oscilloscopes. Both the Waverunner and Literunner products are manufactured for the Company by its strategic partner, Iwatsu. The Company's products also include production test digitizers and analyzers, analog oscilloscopes and other electronic components. In addition, the Company offers a full range of aftermarket service and support for all of its products. The following sections provide additional information on the Company's more significant products.

LC Series High-Performance Digital Oscilloscopes

     The LC series of oscilloscopes, which range in price from $15,000 to $47,000, address customer applications with the highest performance measurement requirements. These products currently offer bandwidths from 500 MHz to 1.5 GHz, sample rates from 500 MS/s to 8 GS/s and an acquisition memory from 100 Kpts to 16 Mpts. Application segment specific software solutions are available to interpret signal information and enhance the utility of the product.

Waverunner Series Digital Oscilloscopes

     The Waverunner series of oscilloscopes was introduced in January 1999 and includes several models that range in price from $5,000 to $15,000. Waverunner products provide high value and broad utility in the oscilloscope market and are also the platform for the Company's solution packages in the power measurement and optical recording application segments. The Company believes that its ease of operation, crisp display and application packages make it one of the most versatile oscilloscopes available on the market. The Waverunner products currently offer bandwidths from 200 MHz to 500 MHz, sample rates from 200 MS/s to 1 GS/s and an acquisition memory of 100 Kpts to 2 Mpts.

Literunner Digital Oscilloscope

     The Literunner oscilloscope, which was launched in the fourth quarter of fiscal 2000, is the Company's first entry into small package oscilloscopes. This portable product weighs approximately six pounds and has a bandwidth of 100 MHz, sample rate of 500 MS/s and an acquisition memory of 100 Kpts. The Literunner oscilloscope is priced under $5,000.

Production Test Digitizers and Analyzers

     Applications in production test that require the measuring and analysis of signals generally need a flexible configuration in a non-display format. The Company currently offers two product families to support this application area:

     * Embedded Signal Analyzers. The Company introduced its LSA 1000 product in April 1998. This stand-alone product, which ranges in price from $16,000 to $26,000, has a bandwidth of 1 GHz, sample rate of 1 GS/s and an acquisition memory of 100 Kpts to 4 Mpts. The LSA 1000 incorporates the same technology as a LeCroy oscilloscope in a different form factor and has a high speed LAN interface for remote control of an embedded measurement.

     * PXI Modular Digitizers. The Company announced the introduction of a family of eight PXI standard modular digitizer models in June 2000. This family of digitizers offers bandwidths from 150 MHz to 1 GHz, channel densities from 1 to 4 channels per module and come in multiple configurations of memory and sampling rates to address a broad number of application segments. These products, which are priced at between $5,000 and $15,000, are expected to start shipping by the end of calendar 2000.

Other Products

     To provide customers with what it believes are total solutions to their signal measurement analysis problems, the Company offers various complementary products. Some of these products include:

     * Probes and Accessory Products. Probes provide the physical and electrical connection from the circuit or semiconductor device under test to the oscilloscope. Offering probing solutions is often a key to customer satisfaction in solving general purpose and specific application segment problems.

     * Arbitrary Waveform Generators. The Company offers a complementary line of signal source products that can create input signals so that an electronic circuit can be evaluated under controlled conditions. Using a digital oscilloscope, an engineer can analyze the shape of the signal within a circuit, compare it to the shape of an "ideal" input signal generated by the signal source and thereby identify problems in the circuit. The arbitrary waveform generator can also be used as a signal source to stimulate activity in a device under test.

Service and Aftermarket Products.

     The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters); Geneva, Switzerland; Osaka, Japan; and Seoul, Korea. Sophisticated service on certain key components of the Company's digital oscilloscope products, including its printed circuit boards, is performed only at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York. Service and aftermarket products (including product upgrades) generated approximately 6% of the Company's total revenues in fiscal years ended June 30, 2000 and 1999 and approximately 5% in fiscal 1998.

CUSTOMERS

     The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes.

     Revenue derived from one customer accounted for 12% of the Company's consolidated revenues in fiscal 1998. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years.

     The Company's top 25 product customers by market consist of the following:


      COMMUNICATIONS                           DATA STORAGE                     OTHER
      --------------                           ------------                     -----
           Ericsson Inc.                         Fujitsu                          Bruker Analytical Systems
           Hyundai Electronics                   Hitachi                          Infineon Technologies
           LG Electronics Co. Ltd.               IBM Corporation                  U.S. Airforce
           Lucent Technologies                   Maxtor Corporation
           Marconi                               Quantum Corporation
           Matsushita Electric                   Seagate Technologies
           Motorola, Inc.
           Nortel Networks
           Philips                             AUTOMOTIVE
           Samsung Electronics                 ----------
           Sony Corporation                      Denso Corporation
           ST Microelectronics                   Robert Bosch Corporation
           Toshiba                               Siemens AG

SALES, MARKETING AND DISTRIBUTION

     The Company maintains a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of signal analyzers in general and the features and advantages of the Company's products in particular. In addition, particularly because of the Company's focus on high-performance digital oscilloscopes, its sales engineers are skilled in performing product demonstrations for current and prospective customers. The Company believes it has a competitive advantage in sales situations in which its sales engineers have the opportunity to demonstrate the advantages of the Company's digital oscilloscopes; accordingly, such demonstrations are an integral part of the Company's sales strategy.

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe, Japan and South Korea, with regional sales headquarters located in Chestnut Ridge, New York, Geneva, Switzerland and Osaka, Japan. As of June 30, 2000, the Company's direct digital oscilloscope sales force consisted of approximately 71 sales engineers and regional managers worldwide. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu, a communications and test and measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

     In order to raise market awareness of its products, the Company advertises in trade publications, distributes promotional materials, conducts marketing programs and seminars, issues press releases regarding new products, publishes technical articles and participates in industry trade shows and conferences.

SEASONALITY

     The Company historically has experienced somewhat lower activity during its first fiscal quarter than in other fiscal quarters which, it believes, is due principally to the lower level of orders and market activity during the summer months, particularly in Europe. The Company believes this seasonable aspect of its business is likely to continue in the future.

RESEARCH AND DEVELOPMENT

     The Company believes there is a global trend resulting from the demand for faster communication rates that continues to expand the use of higher speeds and more complex electrical signals. The capture and analysis of these electrical signals requires higher bandwidths, higher sample rates, longer memories and more powerful, flexible processing capabilities. It is the primary objective of the Company's research and development program to meet these demands by extending its capabilities in these areas while improving the manufacturability, cost, reliability and time-to-market of its products. There can be no assurance that the Company will meet this objective.

     The Company is continuing to develop its signal conditioning, sampling, data storage, data movement and processing technologies using advanced integrated circuit techniques and processes. In addition, it continues to develop innovative electrical circuit probing technology that allows better waveform fidelity and circuit connection capabilities. The Company's engineers are currently working to deploy innovative signal conditioning and sampling technologies fabricated on an extremely high speed Silicon Germanium process. Higher density, higher speed data memories that accept data at well over one billion data points per second are being developed using state of the art, proprietary design techniques. These innovative techniques for data movement and processing are focused on gaining significant increases in processing throughput for long, complex electrical signals for use in future LeCroy oscilloscopes and other products.

     The Company conducts research and development activities at its various facilities. The Company's research and development costs, which are expensed as incurred, were approximately $13.8 million, $13.9 million and $16.8 million in its fiscal years ended June 30, 2000, 1999 and 1998, respectively, which expenses represented 11.4%, 11.6% and 14.1% of total revenues, respectively, for such fiscal years. In addition, incident to an acquisition in fiscal 1998, there was a purchase of incomplete technology that resulted in a $1.6 million pre-tax charge, which was included in the Consolidated Statements of Operations as Non-recurring charges-acquisitions. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

MANUFACTURING AND SUPPLIERS

     The Company's digital oscilloscopes and related products, other than the Waverunner and Literunner oscilloscopes, are substantially all manufactured at the Company's facilities in Chestnut Ridge, New York. Both the Waverunner and Literunner products are manufactured for the Company by its strategic partner, Iwatsu.

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

     As of June 30, 2000, the Company's Chestnut Ridge facility employed 80 manufacturing employees in an area of approximately 35,000 square feet devoted to such tasks.

COMPETITION

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. According to estimates provided by Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handhelds, grew from $638 million in 1994 to $830 million in 1999. Prime Data estimates that the three largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 1999 were Tektronix, Inc. with 45%, Agilent Technologies with 19%, and LeCroy with 15%. Some of the Company's principal competitors have substantially greater sales, marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     The Company believes that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition, reputation, product availability and the availability and quality of post-sale support. The Company also believes that its success will depend in part on its ability to maintain and develop the advanced technology used in its signal analyzer products and its ability to offer high-performance products at a favorable "price-to-performance" ratio. The Company believes that it currently competes effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $35,000) in which its digital oscilloscopes are focused and that it will be able to continue to do so, although there can be no assurance that this is or will be the case. In addition, as discussed in the "Strategy" section, the Company intends to expand its addressable market into higher performance applications that tend to sell at a higher price level.

BACKLOG

     The Company's backlog of unshipped customer orders was approximately $10.6 million and $11.2 million as of June 30, 2000 and 1999, respectively. Customers may cancel orders at any time. The Company believes that its level of backlog at any particular time is not necessarily indicative of future operating performance of the Company.

PATENTS, TRADEMARKS AND LICENSES

     The Company currently relies on a combination of patents, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods, as well as technical expertise and continuing technological research and development to establish and protect proprietary rights in its products. The Company believes, however, that because of the rapid pace of change and advancement in digital oscilloscope technology, legal intellectual property protection is and will continue to be a less significant factor in the Company's success than the Company's core competency in converting electronic signals to digital form and the experience and expertise of its personnel.

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 2000, the Company held a total of fourteen United States patents expiring in the years from 2000 to 2017 and five foreign patents expiring in the years from 2012 to 2017. The Company also has a number of patent applications pending or under evaluation in the United States and in various foreign jurisdictions. The patent positions of high-technology companies such as LeCroy are uncertain and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

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

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company is required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years ending June 30, 2004 and may be required to make up to an additional $3.5 million in contingent royalty payments depending on its sales of certain products in certain territories over the life of the patents. Royalty expense approximated $1,029,000, $982,000 and $1,442,000 in fiscal 2000, 1999 and 1998, respectively. The total royalty payments made to Tektronics through June 30, 2000 were $7.3 million. The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

EMPLOYEES

     As of June 30, 2000, LeCroy had 424 full-time employees, of whom 266 work in the Company's Chestnut Ridge facility. None of the Company's employees are represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory. A majority of the Company's senior managers has over five years of service with the Company.

REGULATION

     As the Company manufactures its products in the United States and sells its products and purchases parts, components and sub-assemblies in a number of countries, the Company is subject to legal and regulatory requirements, particularly the imposition of tariffs, customs and export controls, in a variety of countries. In addition, the export of digital oscilloscopes from the United States is subject to regulation under the Treaty for Nuclear Non-Proliferation.

     The Company's subsidiary, Digitech Industries, Inc. has been involved in environmental remediation activities, the liability for which has been retained by the Company after the sale of the Vigilant Networks segment (see Note 14 to Consolidated Financial Statements). The Company does not foresee that the ultimate resolution of this environmental matter will have a material adverse effect on the results of future operations, financial position or the competitive position of the Company.

ITEM 2. PROPERTIES.

     The Company's executive offices and its principal manufacturing facility are located in a two-story, approximately 88,000 square foot building in Chestnut Ridge, New York that is owned by the Company. In addition, the Company leases other offices around the world to support its local sales and service operations.

     The Company believes that its facilities are in good working condition and are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:

NAME                        AGE                        POSITION
----                        ---                        --------
Walter O. LeCroy, Jr.        65       Honorary Chairman of the Board of Directors
Lutz P. Henckels             59       President, Chief Executive Officer and Director
Thomas H. Reslewic           41       Executive Vice President - Chief Operating Officer
Ronald S. Nersesian          40       Senior Vice President - General Manager Oscilloscope
                                      Division
Luis B. Boza                 63       Vice President - Quality
Werner H. Brokatzky          55       Vice President - Operations
Rene M. Haas                 50       Vice President - Information Technology, Chief Information
                                      Officer
Raymond F. Kunzmann          43       Vice President - Finance, Chief Financial Officer,
                                      Secretary and Treasurer
James J. Mueller             47       Vice President - Technology Development

     WALTER O. LECROY, JR., founder of the Company, has served as Honorary Chairman of the Board since February 1999. Mr. LeCroy previously served as the Chairman of the Board since the Company's inception and was instrumental in the initial development of the Company's core technology. Mr. LeCroy has a Bachelor of Arts degree in physics from Columbia University.

     LUTZ P. HENCKELS has served as the President and the Chief Executive Officer since July 1993. He served as a consultant for the Company from January 1993 until July 1993. Before joining the Company, Mr. Henckels served as the President of U.S. Operations of Racal-Redac, Inc., an electronic design automation company, from May 1989 until January 1993. Prior to 1989, Mr. Henckels was the founder and Chief Executive Officer of HHB Systems, Inc., a public computer-aided design and test company. Mr. Henckels has Bachelor of Science and Master of Science degrees in electrical engineering and a Doctor of Science degree in computer science from the Massachusetts Institute of Technology.

     THOMAS H. RESLEWIC has served as Executive Vice President - Chief Operating Officer since February 1998. Mr. Reslewic served as Executive Vice President - Signal Analysis Business Group from February 1997 until January 1998, as Vice President - Worldwide Sales from March 1996 until November 1997, as Vice President - Sales and Marketing from July 1994 until March 1996, as the General Manager for North American Sales from 1993 until July 1994 and the Director of Marketing for the Company's Signal Sources Division from 1990 until 1993. Previously, he spent eight years in sales and marketing management with Tektronix, Inc., a manufacturer of digital oscilloscopes and one of the Company's principal competitors. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     RONALD S. NERSESIAN has served as the Senior Vice President - General Manager Oscilloscope Division since February 1998. Mr. Nersesian served as the Senior Vice President - Worldwide Marketing from March 1997 until January 1998 and as Vice President - Worldwide Marketing from March 1996 until February 1997. Before joining the Company, Mr. Nersesian spent eleven years with Hewlett-Packard Company and held many marketing positions. Mr. Nersesian has a Bachelor of Science degree in electrical engineering from Lehigh University and a Master of Business Administration degree from New York University.

     LUIS B. BOZA has served as Vice President - Quality since May 1998. Before joining the Company, Mr. Boza spent twenty-eight years at Bell Laboratories, the Research and Development division of Lucent Technologies (formerly AT&T) and held many management positions. Mr. Boza has a Bachelor of Science degree in mathematics from the University of Havana, a Master of Science degree in Statistics from the University of Chile and a Doctor of Science degree in Statistics from the University of California, Berkeley.

     WERNER H. BROKATZKY has served as Vice President - Operations since April 1999. Previously, Mr. Brokatzky has served as Vice President--Operations (Geneva) from January 1996 through March 1999. Mr. Brokatzky joined the Company in August 1978 as the Manager of Finance and Administration and served as Vice President--Finance (Geneva) from March 1990 to December 1995.

     RENE M. HAAS has served as Vice President - Information Technology, Chief Information Officer since June 1995. Before joining the Company, Mr. Haas served as Executive Vice President and Director of Racal-Redac, Inc., an electronic design automation company, from May 1989 to July 1993. Prior to 1989, Mr. Haas was co-founder and Vice President of HHB Systems, Inc., a public computer-aided design and test company. Mr. Haas has Bachelor of Science and Master of Science Degrees in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

     RAYMOND F. KUNZMANN has served as Vice President - Finance, Chief Financial Officer, Secretary and Treasurer since February 2000. Before joining the Company, Mr. Kunzmann was Vice President - Finance and Chief Financial Officer of Axsys Technologies, Inc., a manufacturer of micro-positioning and precision optical products, from June 1994 to February 2000. Mr. Kunzmann has a Bachelor of Science degree in accounting from Fordham University and a Master of Business Administration degree from Iona College.

     JAMES J. MUELLER has served as the Vice President - Technology Development since June 1998. Previously, Mr. Mueller served as Vice President - Worldwide Engineering from June 1996 through May 1998, and served as R&D Manager - T&M from April 1992 to May 1996. Mr. Mueller has a Bachelor of Arts degree in physics from Rutgers University and a Master of Science and Doctor of Science degrees in physics from Princeton University.

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

                                                          HIGH            LOW
                                                          ----            ---
FISCAL YEAR 2000
       First Quarter..............................       $29.25         $15.13
       Second Quarter.............................        18.00          10.38
       Third Quarter..............................        19.63          12.25
       Fourth Quarter.............................        15.50           9.50

FISCAL YEAR 1999
       First Quarter..............................       $23.75         $13.25
       Second Quarter.............................        20.38          10.75
       Third Quarter..............................        24.75          15.25
       Fourth Quarter.............................        25.44          13.25

     The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of August 7, 2000, there were approximately 256 holders of record of the Common Stock.

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

     In August 2000, the Company sold 517,520 shares of its Common Stock for gross proceeds of $5.2 million in a private equity placement. Proceeds from this sale of securities will be used to repay existing indebtedness, fund working capital requirements and for other general corporate purposes. The Company has agreed to register these shares within 120 days of the closing.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated Statements of Operations data for the five years ended June 30, 2000 and the Balance Sheet data at June 30, 2000, 1999, 1998, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company and have been adjusted to reflect the discontinuance of the Vigilant Networks segment. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included herein.

                                                                             YEARS ENDED JUNE 30,
                                                               2000       1999        1998        1997        1996
                                                               ----       ----        ----        ----        ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
     Digital oscilloscopes and related products..........   $110,237    $100,366    $101,584    $100,582    $ 86,061
     High energy physics products........................      4,132       7,362       6,167       6,993      10,952
     Service and other...................................      7,031       6,863       6,331       5,552       4,478
     License fees........................................          -       4,900       5,500       4,000           -
                                                            --------    --------    --------    --------    --------
        Total revenues...................................    121,400     119,491     119,582     117,127     101,491
Cost of sales (1)........................................     61,706      60,298      54,000      49,829      45,545
                                                            --------    --------    --------    --------    --------
Gross profit ............................................     59,694      59,193      65,582      67,298      55,946
Operating expenses:
     Selling, general and administrative.................     38,998      37,511      37,645      39,115      34,623
     Research and development............................     13,811      13,867      16,812      14,208      12,639
     Restructuring and non-recurring (credit) charges (2)     (2,000)      6,788       5,852       3,857           -
     Non-recurring charge - acquisition (3)..............          -           -       1,600           -           -
                                                            --------    --------    --------    --------    --------
        Total operating expenses.........................     50,809      58,166      61,909      57,180      47,262
                                                            --------    --------    --------    --------    --------
Operating income ........................................      8,885       1,027       3,673      10,118       8,684
Gain on sale of marketable securities....................      2,460           -           -           -           -
Other (expenses) income, net.............................       (276)        158          (3)        361        (134)
                                                            --------    --------    --------    --------    --------
Income from continuing operations before income taxes
and extraordinary charge.................................     11,069       1,185       3,670      10,479       8,550
Provision for income taxes...............................      3,498       2,499       3,160       3,521       2,992
                                                            --------    --------    --------    --------    --------
Income (loss) from continuing operations before
extraordinary charge.....................................      7,571      (1,314)        510       6,958       5,558
(Loss) income from discontinued operations, net of tax...    (11,009)     (5,474)     (2,390)        616         706
                                                            --------    --------    --------    --------    --------
(Loss) income before extraordinary charge................     (3,438)     (6,788)     (1,880)      7,574       6,264
Extraordinary charge for early retirement of debt .......          -           -           -           -      (1,300)
                                                            --------    --------    --------    --------    --------
Net (loss) income........................................     (3,438)     (6,788)     (1,880)      7,574       4,964
Charges related to convertible preferred stock...........        340       1,844           -           -           -
                                                            --------    --------    --------    --------    --------
(Loss) income available to common stockholders...........   $ (3,778)   $ (8,632)   $ (1,880)   $  7,574    $  4,964
                                                            ========    ========    ========    ========    ========
Income (loss) per common share-basic:
     Income (loss) from continuing operations............   $   0.93    $  (0.41)   $   0.07    $   1.10    $   1.12
     Income (loss) from discontinued segment.............      (1.42)      (0.72)      (0.32)       0.10        0.14
     Extraordinary charge................................          -           -           -           -       (0.26)
                                                            --------    --------    --------    --------    --------
     Net income (loss)...................................   $  (0.49)   $  (1.13)   $  (0.25)   $   1.20    $   1.00
                                                            ========    ========    ========    ========    ========
Income (loss) per common share-diluted:
     Income (loss) from continuing operations............   $   0.89    $  (0.41)   $   0.06    $   0.92    $   0.87
     Income (loss) from discontinued segment.............      (1.30)      (0.72)      (0.29)       0.08        0.11
     Extraordinary charge................................         -            -           -           -       (0.20)
                                                            --------    --------    --------    --------    --------
     Net income (loss)...................................   $  (0.41)   $  (1.13)   $  (0.23)   $   1.00    $   0.78
                                                            ========    ========    ========    ========    ========
Weighted average number of shares:
     Basic   ............................................      7,749       7,621       7,375       6,299       4,957
     Diluted ............................................      8,477       7,621       8,055       7,541       6,373

(See legend on following page)

(1) Included in cost of sales in fiscal 1999 and fiscal 1998 are inventory write-downs of $2,170 and $2,697, respectively, pursuant to restructuring of the Company's business.
(2) Restructuring costs were incurred in fiscal 1997 due to a restructuring of the Company's High Energy Physics business; in fiscal 1998 due to a restructuring of the Company's business in reaction to uncertainties in the Pacific region and in fiscal 1999 due to the consolidation of the Company's oscilloscope operations. In fiscal 2000, the Company reversed $2.0 million of the restructuring charge taken in fiscal 1999 (see Note 2 to the Consolidated Financial Statements).
(3)  See Note 15 to the Consolidated Financial Statements.

                                                                              YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------
                                                             2000       1999        1998        1997         1996
                                                             ----       ----        ----        ----         ----
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(1).....................................   $ 24,129   $  31,516   $  27,697   $  41,978   $  33,412
Total assets...........................................    100,849      99,685      89,110      79,389      65,008
Total debt and capitalized leases......................     11,000       8,200       2,294         160       5,910
Redeemable convertible preferred stock.................      8,492       8,152           -           -           -
Total stockholders' equity.............................     48,309      51,855      54,107      54,324      39,159

(1) At June 30, 2000, all of the Company's outstanding debt of $11.0 million under its bank credit facility has been classified as current and is included in net working capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 2000, 1999 and 1998. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant Networks segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                                          YEARS ENDED JUNE 30,
                                                                                       2000       1999       1998
                                                                                       ----       ----       ----
Revenues:
     Digital oscilloscopes and related products...................................     90.8%      84.0%      84.9%
     High energy physics products.................................................      3.4        6.2        5.2
     Service and other............................................................      5.8        5.7        5.3
     License fees.................................................................       -         4.1        4.6
                                                                                     ------     ------     ------
        Total revenues............................................................    100.0      100.0      100.0

Cost of sales.....................................................................     50.8       50.5       45.2
                                                                                     ------     ------     ------
Gross profit .....................................................................     49.2       49.5       54.8
Operating expenses:
     Selling, general and administrative..........................................     32.1       31.4       31.5
     Research and development.....................................................     11.4       11.6       14.0
     Restructuring and non-recurring (credits) charges, net.......................     (1.6)       5.6        4.9
     Non-recurring charge - acquisition...........................................        -          -        1.3
                                                                                     ------     ------     ------
        Total operating expenses..................................................     41.9       48.6       51.7
Operating income..................................................................      7.3        0.9        3.1
Gain on sale of marketable securities.............................................      2.0          -          -
Other (expenses) income, net......................................................     (0.2)       0.1          -
                                                                                     ------     ------     ------
Income from continuing operations before income taxes.............................      9.1        1.0        3.1
Provision for income taxes........................................................      2.9        2.1        2.7
                                                                                     ------     ------     ------
Income (loss) from continuing operations..........................................      6.2       (1.1)       0.4
Loss from discontinued operations, net of tax.....................................     (9.0)      (4.6)      (2.0)
                                                                                     ------     ------     ------
Net loss..........................................................................     (2.8)%     (5.7)%     (1.6)%
                                                                                     ======     ======     ======

Comparison of Fiscal Years 2000 and 1999

     Total revenues were $121.4 million in fiscal 2000 compared to $119.5 million in fiscal 1999, an increase of 1.6%, or $1.9 million. Excluding license fees of $4.9 million in fiscal 1999, revenues increased 5.9%, or $6.8 million in fiscal 2000. On a geographical basis, the Americas comprised $45.1 million, or 37%, of fiscal 2000 revenues compared to $51.0 million, or 43% in fiscal 1999, Europe and the Middle East comprised $34.7 million, or 29%, compared to $35.7 million, or 30% in fiscal 1999 and the Asia/Pacific region accounted for $41.6 million, or 34%, compared to $32.8 million, or 27%, in fiscal 1999.

     Revenues from digital oscilloscopes and related products increased 9.8%, or $9.9 million, primarily due to the launch of a new 1.5 GHz oscilloscope in the LC series product family in the second quarter of fiscal 2000, and higher unit volume of the Company's successful Waverunner family of digital oscilloscopes introduced in the third fiscal quarter of 1999. In addition, the Company had $4.6 million of shipments to Kelly Air Force Base, fulfilling orders on a four-year, $20 million contract awarded to the Company in the second fiscal quarter of 2000. The increase in digital oscilloscopes and related product revenues was partially offset by decreases in revenues from high energy physics products. These products comprised only 3.4% of revenues in fiscal 2000 compared to 6.4% for fiscal 1999, excluding license fees. The Company expects that revenues from high energy physics products will continue to decline as a percent of total revenues.

     Gross margin was 49.2% in fiscal 2000 compared to 49.5% in fiscal 1999. Included in gross profit for fiscal 1999 was the favorable effect of the $4.9 million license fee revenue noted above, partially offset by $2.2 million of inventory related restructuring charges. Excluding the net effect of the license fees and restructuring charges, gross margin in fiscal 1999 was 49.3%. The slight decline in gross margin year over year was the result of lower margins on the $4.6 million Kelly Air Force business noted above, partially offset by lower warranty costs. The decline in warranty costs resulted from significant quality enhancements in the Company's product offerings, warranty coverage provided by Iwatsu on Waverunner parts they manufacture and a more refined methodology used to determine the Company's accrual for warranty exposure. As a result, the Company decreased its warranty reserve by $0.6 million in the third fiscal quarter of 2000.

     Selling, general and administrative expense increased by 4.0%, or $1.5 million, from $37.5 million in fiscal 1999 to $39.0 million in fiscal 2000. Excluding the aforementioned revenue from license fees, selling, general and administrative expense as a percentage of sales was 32.1% in fiscal 2000, compared with 32.7% in fiscal 1999. The decrease as a percentage of sales was primarily due to leveraging higher product revenues, as well as cost reduction activities and greater productivity resulting from the Company's restructuring at the end of fiscal 1999.

     Research and development expense in fiscal 2000 of $13.8 million was substantially the same as in fiscal 1999. As a percentage of sales before license fees, research and development expense decreased from 12.1% in fiscal 1999 to 11.4% in fiscal 2000. The decrease as a percentage of sales was primarily attributable to efficiencies resulting from the consolidation of the oscilloscope operations at the end of fiscal 1999.

     See "Restructuring and Non-Recurring Charges (Credits)" below for a discussion and analysis of such amounts.

     The Company recorded a pre-tax gain of $2.5 million on the sale of 2.7 million shares of Iwatsu common stock. This sale generated approximately $7.6 million of proceeds that were used to pay down existing debt. As of June 30, 2000, the Company has 1.0 million shares of such equity securities remaining which are recorded on the Consolidated Balance Sheet at their fair value of $2.9 million.

     Other (expense) income, net, which consists primarily of net interest expense and foreign exchange gains or losses, was an expense of $276,000 in fiscal 2000, compared with income of $158,000 in fiscal 1999. The increase in expense in fiscal 2000 was due to higher interest expense resulting from higher average outstanding borrowings under the Company's credit facility and lower foreign exchange gains in 2000.

     The Company's effective tax rate was 31.6% in fiscal 2000, compared to 210.9% in fiscal 1999. The unusually high effective tax rate in fiscal 1999 was due primarily to certain restructuring and other non-recurring charges for which a tax benefit was not recorded. In connection with recording the Vigilant Networks segment as a discontinued operation, the Company's consolidated tax provision was allocated between continuing and discontinued operations. As a result of such allocation, substantially all of the Company's continuing operation's U.S. tax provision in both fiscal 2000 and 1999 is offset by a tax benefit netted against losses from discontinued operations.

Comparison of Fiscal Years 1999 and 1998

     Total revenues were $119.5 million in fiscal 1999, a slight decrease from $119.6 million in fiscal 1998. Included in revenues were license fees of $4.9 million and $5.5 million in fiscal 1999 and 1998, respectively. Excluding license fees, revenues in fiscal 1999 increased by 0.4%, or $509,000, over fiscal year 1998.

     Revenues from digital oscilloscopes and related products declined 1.2%, or $1.2 million, from $101.6 million in fiscal 1998 to $100.4 million in 1999. This reduction in revenues resulted from a 5.0% decrease in unit sales, partially offset by a 1.0% increase in average selling prices primarily in the LC564/584 products introduced in the fourth fiscal quarter of 1998.

     Revenues from sales of high energy physics products increased 19.4%, or $1.2 million, to $7.4 million in fiscal 1999 from $6.2 million in fiscal 1998. This increase was primarily the result of unanticipated last time procurement from government laboratories. The Company believes that revenues from high energy physics products, which represented 6.4% and 5.4%, respectively, of product revenues (excluding license fees) in fiscal 1999 and 1998, will likely represent a declining portion of future total revenues.

    Service and other revenues increased 8.4%, or $532,000, to $6.8 million in fiscal 1999 from $6.3 million in fiscal 1998 primarily due to the continued increase in marketing of the Company's service and support offerings for digital oscilloscopes and related products as well as increased sales of upgrades for such products.

     License fees declined to $4.9 million in fiscal 1999 from $5.5 million in fiscal 1998. The Company believes that revenues from license fees are likely to continue to represent a declining portion of its total revenue in the future.

     Gross margin, excluding the impact of license fees ($4.9 million and $5.5 million in fiscal 1999 and 1998, respectively) and restructuring charges ($2.2 million and $2.7 million in fiscal 1999 and 1998, respectively), was 49.3% in fiscal 1999 compared to 55.0% in fiscal 1998. The decline was caused by higher material costs for the LC564/584 product line introduced in the fourth fiscal quarter of 1998 and lower gross margins on the Waverunner products introduced in the second half of fiscal 1999.

     Selling, general and administrative expense decreased by 0.4%, or $134,000, from $37.6 million in fiscal 1998 to $37.5 million in fiscal 1999. Excluding the aforementioned license fee revenue, selling, general and administrative expense as a percentage of sales was 32.7% in fiscal 1999, compared with 33.0% in fiscal 1998. The slight decrease resulted primarily from operating efficiencies.

     Research and development expense decreased by 17.5%, or $2.9 million, from $16.8 million in fiscal 1998 to $13.9 million in fiscal 1999. This decrease was primarily due to a $2.5 million payment for purchased technology in 1998.

     See "Restructuring and Non-Recurring Charges (Credits)" below for a discussion and analysis of such amounts.

     Other (expense) income, net increased by $161,000, from ($3,000) in fiscal 1998 to $158,000 in fiscal 1999. Interest income (expense), included in other (expense) income, net, was income of $474,000 in fiscal 1998, compared with interest expense of $584,000 in fiscal 1999. This change was due primarily to an increased usage of cash for the purchase of capital equipment in fiscal 1999 as well as cash usage for purchased manufacturing and distribution rights and an investment in marketable equity securities of a strategic partner in the second half of fiscal 1998. Substantially offsetting the increase in interest expense was a change in foreign exchange gains (losses), from a loss of $477,000 in fiscal 1998 to a gain of $742,000 in fiscal 1999.

     The Company's effective tax rate was 210.9% in fiscal 1999, compared to 86.1% in fiscal 1998. The unusually high effective tax rate in both fiscal 1999 and 1998 was due primarily to certain restructuring and other non-recurring charges for which a tax benefit was not recorded. Partially offsetting this impact in fiscal 1998, was a favorable mix of earnings in various foreign jurisdictions with lower tax rates.

RESTRUCTURING AND NON-RECURRING CHARGES (CREDITS)

Restructuring Charges (Credits)

     During fiscal year 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate the oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to the development of advanced technologies. In connection with this consolidation, the Company recorded total restructuring and non-recurring charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $0.9 million of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs were comprised of inventory write-offs of $2.2 million which were included in cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part-time employees and the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

     As of June 30, 2000, $7.7 million of the initial restructuring reserve established had been paid or used to reduce asset balances. Of this $7.7 million, $2.0 million related to inventories, $2.9 million related to severance and other employee benefit costs, $1.1 million related to the Geneva facility lease and $1.7 million related to plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As such, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. As of June 30, 2000, the 1999 restructuring plan had been substantially completed.

     In the fourth quarter of fiscal 1998, the Company finalized a restructuring plan amounting to $8.5 million in response to uncertainties in the Pacific Region. These charges included inventory write-offs of $2.7 million, which were included in cost of sales, the write-down of plant assets, leases and contracts of $2.9 million, and the reduction of 90 full and part-time employees of the Company's workforce, which approximated $2.9 million. In the fourth quarter of fiscal 1999, the Company recorded restructuring credits of $2.4 million relating to the reversal of restructuring accruals for severance and leases related to the decision to continue certain European sales offices. As of June 30, 2000, the 1998 restructuring plan had been substantially completed.

Non-recurring Charge-Acquisition

     In October 1997 the Company acquired all of the assets of Preamble Instruments, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411 was cash and 35,181 shares of the Company's Common Stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities that resulted in a one-time pretax charge of $1.6 million. The purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220 is being amortized over five years.

DISCONTINUED OPERATIONS

     In August 2000, the Company announced that it would discontinue its Vigilant Networks segment, which is comprised of its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Subsequently in August 2000, the Company sold the assets and the business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech will be discontinued. Accordingly, the results of the Vigilant Networks segment have been reclassified as discontinued operations and reported separately from continuing operations in all periods presented. The Company expects to break even on the sale and discontinuance of the Vigilant Networks segment.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $24.1 million at June 30, 2000, which represented a working capital ratio of 1.5 to 1, compared to $31.5 million, or 2.0 to 1, at June 30, 1999. The reduction of the current ratio was due to the classification of the Company's borrowings under its credit agreement to current liabilities in the Consolidated Balance Sheet (see further discussion below).

     Net cash provided by (used in) operating activities for the fiscal years ended June 30, 2000, 1999 and 1998 was $4.9 million, $(3.3) million and $(1.5)
million, respectively. The improvement in cash provided by operating activities in fiscal 2000 from fiscal 1999 was primarily due to working capital reductions partially offset by lower operating earnings before restructuring and non-recurring charges (credits). The increase in cash used by operations from fiscal 1998 to fiscal 1999 was primarily due to lower operating earnings before restructuring and non-recurring charges (credits), substantially offset by a reduction in working capital requirements.

     Net cash used in investing activities for the fiscal years ended June 30, 2000, 1999 and 1998 was $599,000, $13.7 million and $19.2 million, respectively. The decrease in cash usage during fiscal 2000 was primarily due to the sale of marketable securities in October 1999, which generated $7.6 million in proceeds. In addition, during fiscal 1999, the Company purchased manufacturing rights for complementary products from its strategic partner, Iwatsu Electric Co., Ltd. ("Iwatsu") for $5.0 million. The decrease in cash used in investing activities from fiscal 1998 to 1999 was primarily due to a $7.0 million investment in the marketable equity securities of Iwatsu made in fiscal 1998.

     Net cash provided by financing activities for the fiscal years ended June 30, 2000, 1999 and 1998 was $3.7 million, $17.2 million and $5.8 million, respectively. The decrease in cash provided in fiscal 2000 was primarily due to the issuance of preferred stock for gross proceeds of $10.0 in fiscal 1999. The increase in cash provided by financing activities from fiscal 1998 to fiscal 1999 was due to the aforementioned issuance of preferred stock in fiscal 1999 and additional borrowings under the Company's line of credit.

     The Company has a credit facility with two banks that expires on January 31, 2002. At March 31, 2000, primarily due to the losses incurred by its Vigilant Networks segment, the Company violated certain financial covenants related to this credit facility. In connection with the waiver of such violations and an amendment of covenants for the fourth quarter of fiscal 2000, the maximum borrowings under the credit facility were reduced to $12.0 million and the interest rate on outstanding borrowings increased to the higher of the prime rate, or the federal funds rate plus 1/2 % (as defined), plus 2%. In addition, the credit facility is now comprised of a $6.0 million revolving credit line and a $6.0 million term loan, which is secured by a mortgage on the Company's facility in Chestnut Ridge, New York. The Company has met its financial covenant requirements as of June 30, 2000. However, based on the Company's projections, it appears likely that it will be in violation of certain of its financial covenants at the end of the first quarter of fiscal 2001 that were established as part of a September 7, 1999 amendment. As such, outstanding borrowings under the Credit Agreement as of June 30, 2000 have been classified as a current liability.

     As discussed in Note 17 to the Consolidated Financial Statements "Subsequent Events," in August 2000 the Company raised gross proceeds of $5.2 million in connection with a private placement of 517,520 shares of its Common Stock. In addition, in August 2000, the Company sold its Vigilant segment for $12.0 million, before fees and retained liabilities. The proceeds from these two transactions will be used to repay existing bank debt. As of August 25, 2000, the Company had cash balances of $15.7 million and outstanding debt of $3.9 million. The Company is currently evaluating financing opportunities with new lenders, which it expects will provide additional credit availability and financial flexibility.

     The Company believes that its cash on hand, together with the proceeds from the aforementioned private equity placement and sale of Vigilant and cash flow generated by its continuing operations, will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

     In addition to the above U.S.-based facility, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.4 million as of June 30, 2000). No amounts were outstanding under such facilities as of June 30, 2000.

RISK MANAGEMENT

     The Company purchases materials from suppliers and sells its products around the world and maintains investments in foreign subsidiaries and securities, all denominated in a variety of currencies. As a consequence, it is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, Swiss franc and Japanese yen, and, to a lesser extent, the German deutschemark, British pound, French franc, Italian lira, Korean won and the European monetary unit. Local currency expenses resulting from the worldwide sourcing of parts, components and sub-assemblies are not generally offset by related local currency revenues, if any. The Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs or hedging transactions and has no plans to do so in the near term. As a consequence, there can be no assurance that the Company's results of operations will not be adversely effected by fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the United States dollar, the Company's financial reporting currency, or otherwise. Moreover, fluctuations in exchange rates could affect demand for the Company's products. During the fiscal years ended June 30, 2000, 1999 and 1998 the Company reported foreign currency exchange gains (losses) of $600,000, $742,000 and $(477,000), respectively.

     The Company's investment in the common stock of Iwatsu, which is recorded in "Marketable securities" on the Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. In October 1999, the Company sold 2.7 million shares of such stock reducing its exposure to these market risks. As of June 30, 2000, Japanese stock market and currency fluctuations resulted in a cumulative increase of approximately $0.9 million to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Consolidated Balance Sheet and, accordingly, not in net income or loss.

     The Company is also subject to market risk exposure through changes in interest rates on amounts payable under its bank credit facility. At June 30, 2000, the Company had $11.0 million of bank debt outstanding under a $12.0 million variable rate credit facility for which the interest rate at that date was 11.5%. Assuming that principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1.15%, the Company would pay or save, respectively, an additional $0.1 million in interest that year.

NEW PRONOUNCEMENTS

     On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," that clarifies guidance for certain issues related to the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Some topics on which more significant guidance was provided by Interpretation No. 44 included: (a) definition of an employee; (b) stock option repricings; (c) awards granted between entities within a consolidated group; (d) modifications to extend the term, accelerate vesting, increase the number of shares, or add a reload feature; (e) use of stock options shares to cover tax withholding; and
(f) options exchanged in a purchase business combination.

     The Interpretation is effective July 1, 2000, and is applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after that date, with the following exceptions: (a) the requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (b) the requirements of repricings apply to modifications made after December 15, 1998 that either directly or indirectly reduce the exercise price of an award; and (c) the new rules relating to reloads apply to modifications to add a reload feature after January 12, 2000. Because the FASB decided that the Interpretation should be applied prospectively from July 1, 2000 (except for certain events described above), no adjustments would be made to financial statements upon the initial application of the Interpretation for periods prior to July 1, 2000. Currently, this standard has no impact on the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, which for the Company is effective beginning in the fourth quarter of fiscal year 2001, summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. As such, under SAB 101, certain of the Company's previously recognized license fee revenue would be deferred and recognized in future periods over the term of the various agreements. The Company's preliminary estimate is that if SAB 101 was adopted as of June 30, 2000, it would result in a charge for the cumulative effect of a change in accounting principle and the establishment of deferred revenue of approximately $8.5 million. The Company intends to adopt the provisions of SAB 101 in the first quarter of fiscal 2001.

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

FORWARD LOOKING STATEMENTS

     This Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among other things, (i) market trends in the Company's industries and the projected impact on the Company, (ii) the increasing importance of signal shape analysis; (iii) the Company's ability to meet its customers' evolving needs; (iv) the Company's position within its industries and ability to effectively compete; (v) the Company's ability to expand into new markets; (vi) the success of the Company's new product introductions; (vii) trends in the seasonality of the Company's sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) year 2000 compliance of the Company's products, and the impact of the year 2000 problem on the Company; (xii) sufficiency of the Company's cash flow and the availability of external financing sources to fund working capital and capital expenditure requirements;
(xiii) trends affecting the Company's financial condition and results of operations; (xiv) the Company's business and growth strategies; (xv) the impact of adoption of accounting conventions; and (xvi) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," "is optimistic about," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the Company's ability to anticipate changes in the market; the Company's ability to negotiate new financing arrangements with lenders on terms that are acceptable; the Company's ability to attract and retain qualified personnel, including the Company's management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or the Company's business strategies; risks due to an interruption in supply or an increase in price for the Company's parts, components and sub-assemblies; the Company's ability to realize sufficient margins on the sales of its products, as well as other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those discussed in the section entitled "Risk Factors" in the Prospectus to Form S-3 Registration Statement No. 333-43690.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               LECROY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors..........................................................................   25

Consolidated Balance Sheets as of June 30, 2000 and 1999................................................   26
Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998..................   27
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998........   28
Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998..................   29

Notes to Consolidated Financial Statements..............................................................   30

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
August 25, 2000

                               LECROY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               JUNE 30,
                                                                                           2000        1999
                                                                                           ----        ----
                                         ASSETS
Current Assets:
     Cash and cash equivalents.........................................................   $  9,022   $  1,684
     Accounts receivable, less allowance of $541 in 2000 and $518 in 1999..............     27,788     27,829
     Inventories, net..................................................................     24,389     25,102
     Other current assets..............................................................      1,953      3,059
     Net assets of discontinued operations.............................................      5,025      6,593
                                                                                          --------   --------
          Total current assets.........................................................     68,177     64,267
Property and equipment, net............................................................     15,093     13,528
Marketable securities..................................................................      2,870      7,383
Other assets...........................................................................     14,709     14,507
                                                                                          --------   --------
          Total assets.................................................................   $100,849   $ 99,685
                                                                                          ========   ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current debt......................................................................   $ 11,000   $  1,600
     Accounts payable..................................................................     16,309     11,595
     Accrued expenses and other liabilities............................................     16,739     19,556
                                                                                          --------   --------
          Total current liabilities....................................................     44,048     32,751

Long-term debt.........................................................................          -      6,600
Deferred compensation..................................................................          -        327

Contingencies and commitments

Redeemable convertible preferred stock, $.01 par value (Authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value, $11,200,000
 at June 30, 2000).....................................................................      8,492      8,152

Stockholders' Equity:
     Common stock, $.01 par value (Authorized 45,000,000 shares; 7,802,694 and
        7,704,994 issued and outstanding in 2000 and 1999, respectively)...............         78         77
     Additional paid-in capital........................................................     43,759     42,869
     Accumulated other comprehensive loss..............................................     (4,629)    (3,970)
     Retained earnings.................................................................      9,101     12,879
                                                                                          --------   --------
          Total stockholders' equity...................................................     48,309     51,855
                                                                                          --------   --------
          Total liabilities and stockholders' equity...................................   $100,849   $ 99,685
                                                                                          ========   ========
               The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEARS ENDED JUNE 30,
                                                                                    2000        1999         1998
                                                                                    ----        ----         ----
Revenues:
     Digital oscilloscopes and related products.............................    $ 110,237   $ 100,366   $  101,584
     High energy physics products...........................................        4,132       7,362        6,167
     Service and other......................................................        7,031       6,863        6,331
     License fees...........................................................            -       4,900        5,500
                                                                                ---------   ---------   ----------
           Total revenues...................................................      121,400     119,491      119,582
Cost of sales...............................................................       61,706      60,298       54,000
                                                                                ---------   ---------   ----------
     Gross profit...........................................................       59,694      59,193       65,582
Operating expenses:
     Selling, general and administrative....................................       38,998      37,511       37,645
     Research and development...............................................       13,811      13,867       16,812
     Restructuring and non-recurring (credit) charges , net.................       (2,000)      6,788        5,852
     Non-recurring charge - acquisition.....................................            -           -        1,600
                                                                                ---------   ---------   ----------
     Total operating expenses...............................................       50,809      58,166       61,909
                                                                                ---------   ---------   ----------
Operating income ...........................................................        8,885       1,027        3,673
Gain from sale of marketable securities.....................................        2,460           -            -
Other (expense) income, net.................................................         (276)        158           (3)
                                                                                ---------   ---------   ----------
Income from continuing operations before income taxes.......................       11,069       1,185        3,670
Provision for income taxes..................................................        3,498       2,499        3,160
                                                                                ---------   ---------   ----------
Income (loss) from continuing operations....................................        7,571      (1,314)         510
Loss from discontinued operations, net of tax benefit of $2,730, $1,350 and
 $1,260 in 2000, 1999 and 1998, respectively................................      (11,009)     (5,474)      (2,390)
                                                                                ---------   ---------   ----------
Net loss....................................................................       (3,438)     (6,788)      (1,880)
Charges related to convertible preferred stock..............................          340       1,844            -
                                                                                ---------   ---------   ----------
Net loss applicable to common stockholders..................................    $  (3,778)  $  (8,632)  $   (1,880)
                                                                                =========   =========   ==========
Income (loss) per common share-basic:
   Income (loss) from continuing operations.................................    $    0.93   $   (0.41)  $     0.07
   Loss from discontinued segment...........................................        (1.42)      (0.72)       (0.32)
                                                                                ---------   ---------   ----------
   Net loss.................................................................    $   (0.49)  $   (1.13)  $    (0.25)
                                                                                =========   =========   ==========
Income (loss) per common share-diluted:
   Income (loss) from continuing operations.................................    $    0.89   $   (0.41)  $     0.06
   Loss from discontinued segment...........................................        (1.30)      (0.72)       (0.29)
                                                                                ---------   ---------   ----------
   Net loss.................................................................    $   (0.41)  $   (1.13)  $    (0.23)
                                                                                =========   =========   ==========
Weighted average number of common shares:
Basic.......................................................................        7,749       7,621        7,375
Diluted.....................................................................        8,477       7,621        8,055

                    The accompanying notes are an integral part of these financial statements.

                                                        LECROY CORPORATION

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     (AMOUNTS IN THOUSANDS)
                                                                                             ACCUMULATED
                                                    COMMON STOCK  ADDITIONAL  TREASURY  STOCK       OTHER
                                                    ------------   PAID-IN    ---------------   COMPREHENSIVE   RETAINED
                                                   SHARES AMOUNT   CAPITAL    SHARES   AMOUNT       LOSS        EARNINGS    TOTAL
                                                   ------ ------   -------    ------   ------   -------------   --------    -----
Balance at June 30, 1997 ........................   7,277  $  73   $33,642     (112)  $  (813)   $ (1,969)      $23,391    $54,324
Comprehensive loss:
    Net loss.....................................                                                                (1,880)    (1,880)
    Foreign currency translation.................                                                  (1,920)                  (1,920)
    Unrealized loss on marketable securities.....                                                  (1,458)                  (1,458)
Total comprehensive loss.........................                                                                           (5,258)
Stock option and stock purchase plans............     257      3     2,729      112       813                                3,545
Issuance of stock for business acquisition.......      35            1,407                                                   1,407
Tax benefit from exercise of stock options.......                       89                                                      89
                                                    -----  -----   -------    -----   -------    --------       -------    -------
Balance at June 30, 1998.........................   7,569     76    37,867                         (5,347)       21,511     54,107
Comprehensive loss:
    Net loss.....................................                                                                (6,788)    (6,788)
    Foreign currency translation.................                                                    (754)                    (754)
    Unrealized gain on marketable securities.....                                                   2,131                    2,131
                                                                                                                           -------
Total comprehensive loss.........................                                                                           (5,411)
Stock option and stock purchase plans............     136      1     1,300                                                   1,301
Tax benefit from exercise of stock options.......                       30                                                      30
Issuance of warrants with preferred stock........                    1,848                                                   1,848
Charges related to convertible preferred stock...                    1,844                                       (1,844)
Securities offering costs........................                      (20)                                                    (20)
                                                    -----  -----   -------                       --------       -------    -------
Balance at June 30, 1999.........................   7,705     77    42,869                         (3,970)       12,879     51,855
Comprehensive loss:
    Net loss.....................................                                                                (3,438)    (3,438)
    Foreign currency translation.................                                                    (853)                    (853)
    Unrealized gain on marketable securities.....                                                     194                      194
                                                                                                                           -------
Total comprehensive loss.........................                                                                           (4,097)
Stock option and stock purchase plans............      98      1       951                                                     952
Charges related to convertible preferred stock...                                                                  (340)      (340)
Securities offering costs........................                      (61)                                                    (61)
                                                    -----  -----   -------                       --------       -------    -------
Balance at June 30, 2000.........................   7,803  $  78   $43,759                       $ (4,629)      $ 9,101    $48,309
                                                    =====  =====   =======                       ========       =======    =======

                          The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        YEARS ENDED JUNE 30,
                                                                                  ----------------------------------
                                                                                     2000       1999       1998
                                                                                     ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................................................  $  (3,438) $  (6,788) $  (1,880)
     Adjustments for noncash items included in operating activities:
        Depreciation and amortization............................................      5,868      4,769      3,818
        Restructuring (credits) provisions ......................................     (2,000)     7,380      7,298
        Non-recurring (credits) charges - acquisitions...........................          -     (1,140)     3,100
        Deferred income taxes....................................................          -          -        640
        Gain on sale of marketable securities....................................     (2,460)         -          -
        Gain on disposal of fixed assets.........................................          -        (14)         -
     Change in operating asset and liability components:
        Accounts receivable......................................................      2,164     (1,874)    (8,253)
        Inventories..............................................................        186     (4,435)    (9,333)
        Other current and non-current assets.....................................      1,035       (400)       487
        Accounts payable, accrued expenses and other liabilities, and deferred
           compensation..........................................................      3,499       (801)     2,606
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by operating activities..............................      4,854     (3,303)    (1,517)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..........................................     (6,766)    (7,330)    (4,544)
     Business acquisitions, net of acquired cash ................................          -          -     (1,013)
     Investment in marketable securities ........................................          -          -     (7,054)
     Purchase of intangible assets ..............................................          -     (5,125)    (4,700)
     Investment in computer software ............................................     (1,463)    (1,217)    (1,952)
     Proceeds from the sale of marketable securities.............................      7,630          -          -
     Proceeds from disposal of property and equipment............................          -          -         19
                                                                                    --------   --------   --------
Net cash used in investing activities............................................       (599)   (13,672)   (19,244)
                                                                                    --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt...............................................     (1,575)      (710)     2,332
     Repayment of debt, capitalized leases and other.............................          -          -        (76)
     Borrowings under line of credit, net........................................      4,400      6,600          -
     Proceeds from sale of preferred stock.......................................          -      9,980          -
     Proceeds from exercise of stock options and stock purchases.................        891      1,301      3,545
                                                                                   ---------  ---------  ---------
Net cash provided by financing activities........................................      3,716     17,171      5,801
                                                                                   ---------  ---------  ---------
Effect of exchange rates on cash favorable (unfavorable).........................       (711)      (300)    (3,029)
                                                                                   ---------  ---------  ---------
     Increase (decrease) in cash and cash equivalents............................      7,260       (104)   (17,989)
     Cash and cash equivalents at beginning of the year..........................      1,791      1,895     19,884
                                                                                   ---------  ---------  ---------
     Cash and cash equivalents at end of the year................................  $   9,051  $   1,791  $   1,895
                                                                                   =========  =========  =========
Supplemental Cash Flow Disclosure
     Cash paid during the year for:
           Interest..............................................................  $   1,016  $     662  $      45
           Income taxes..........................................................        880      1,797      2,631
     Tax benefit of disqualifying dispositions of stock options.................           -         30         89

                     The accompanying notes are an integral part of these financial statements.

                               LECROY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The Company develops, manufactures, sells and licenses signal acquisition and analysis products.

Principles of Consolidation

     The consolidated financial statements include the accounts of LeCroy Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Fiscal Year Ending Dates

     The operations of the U.S. parent company, LeCroy Corporation, have a fiscal year ending on the Saturday closest to June 30 (June 27, 1998, July 3, 1999 and July 1, 2000). For 1998 and 2000, the fiscal years represented a 52 week period. For 1999 the fiscal year represented a 53 week period. The majority of foreign subsidiaries have a June 30 fiscal year-end. The consolidated financial statement year-end references are stated as June 30.

Revenue Recognition

     Substantially all revenue is recognized when products are shipped or services are rendered to customers. Revenues from service contracts are recognized ratably over the contract period. A deferral is recorded for post-contract support and any other further deliverables included within the sales contract agreement. This deferral is earned as contract elements are completed. Accounts receivable have been reduced by estimated amounts for allowances related to future charges for uncollectible accounts and product returns. Revenue from license fees is recognized when non-refundable payments are received and all significant obligations under the license agreements have been fulfilled.

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

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Marketable Securities

     The Company classifies its equity investments as available for sale and reports them at fair market value. Unrealized gains or losses are reported net of tax and foreign exchange effect in stockholders' equity until disposition. In October 1999, the Company recorded a pre-tax gain of $2.5 million on the sale of
2.7 million shares of its equity investment in Iwatsu Electric, Co. ("Iwatsu"). At June 30, 2000, the cost of its remaining equity investment in Iwatsu was $1,911, gross unrealized gain was $959 and fair market value was $2,870.

Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line basis. The estimated useful lives are as follows:

      Building...................................................   20-32 years
      Furniture, machinery and equipment.........................    3-12 years

Intangible Assets

     The cost of product technology and manufacturing and distribution rights acquired is amortized primarily on units produced or shipped over the contract period, generally five years, but in no event longer than their expected useful lives. Excess of cost over fair market value of net assets acquired is being amortized on a straight line basis over fifteen years.

Concentration of Credit Risk

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

Foreign Exchange

     The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The adjustment resulting from this translation is included in comprehensive income (loss). Gains (losses) in fiscal 2000, 1999, and 1998 resulting from foreign currency transactions approximated $600, $742, and $(477), respectively, and are included in other (expense) income, net.

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

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

Per Share Information

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. Common stock equivalents, which are comprised of employee stock options and warrants to purchase common stock, were 728,363, 308,000 and 680,000, in fiscal years 2000, 1999 and 1998, respectively. Such common stock equivalents in fiscal 1999 were excluded from the loss per common share calculation because the effect would be anti-dilutive.

Comprehensive Income (Loss)

     Comprehensive loss for the three years ended June 30, 2000, 1999, and 1998 included foreign currency translation losses of $0.9 million, $0.7 million and $1.9 million, respectively, and unrealized gains and (losses) on marketable equity securities classified as available for sale of $0.2 million, $2.1 million and $(1.4) million, respectively. The cumulative foreign currency translation losses were $5.5 million at June 30, 2000 and $4.7 million at June 30, 1999. The cumulative unrealized gains on marketable equity securities classified as available for sale were $0.9 million at June 30, 2000 and $0.7 million at June 30, 1999. The unrealized gain (loss) on marketable equity securities classified as available for sale includes deferred tax expense of $0.3 million and $0.4 million for fiscal 2000 and 1999, respectively.

Change in Accounting Estimate

     The Company has experienced improved quality on its newer product offerings and has refined its methodology to reflect these improvements in its assessment of warranty exposure. As a result, the Company reduced its warranty reserve and increased operating income by $0.6 million in the quarter ended March 31, 2000.

New Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, which for the Company is effective beginning in the fourth quarter of fiscal year 2001, summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. As such, under SAB 101, certain of the Company's previously recognized license fee revenue would be deferred and recognized in future periods over the term of the various agreements. The Company's preliminary estimate is that if SAB 101 was adopted as of June 30, 2000, it would result in a charge for the cumulative effect of a change in accounting principle and the establishment of deferred revenue of approximately $8.5 million. The Company intends to adopt the provisions of SAB 101 in the first quarter of fiscal 2001.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Discontinued Operations

     The Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment, which is comprised of its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries, and to report them as "Loss from discontinued operations" for all periods presented. In addition, the net assets of the Vigilant Networks segment that were sold in August 2000, along with the assets related to any remaining portion of the Vigilant Networks segment not included in the sale but which will be discontinued, have been reclassified as "Net assets of discontinued operations" on the Consolidated Balance Sheet for all periods presented (See Note 17).

2. RESTRUCTURING AND NON-RECURRING CHARGES

     During fiscal year 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate the oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to develop advanced technologies. In connection with this consolidation, the Company recorded total restructuring and non-recurring charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $0.9 million of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs were comprised of inventory write-offs of $2.2 million, which were included in cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part-time employees and the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

     As of June 30, 2000, $7.7 million of the initial restructuring reserve established has been paid or used to reduce asset balances. Of this $7.7 million, $2.0 million related to inventories, $2.9 million related to severance and other employee benefit costs, $1.1 million related to the Geneva facility lease and $1.7 million related to plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As such, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. As of June 30, 2000, the 1999 restructuring plan has been substantially completed.

     In the fourth quarter of fiscal 1998, the Company finalized a restructuring plan amounting to $8.5 million in response to uncertainties in the Pacific Region. These charges included inventory write-offs of $2.7 million, which were included in cost of sales, the write-down of plant assets, leases and contracts of $2.9 million, and the reduction of 90 full and part-time employees of the Company's workforce, which approximated $2.9 million. In the fourth quarter of fiscal 1999, the Company recorded restructuring credits of $2.4 million relating to the reversal of restructuring accruals for severance and leases related to the decision to continue certain European sales offices. As of June 30, 2000, the 1998 restructuring plan has been substantially completed.

3. INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                 JUNE 30,
                                                             2000        1999
                                                             ----        ----
     Raw materials......................................   $ 6,863     $ 9,059
     Work in process....................................     7,348       4,776
     Finished goods.....................................    10,178      11,267
                                                           -------     -------
                                                           $24,389     $25,102
                                                           =======     =======

     The allowance for excess and obsolete inventory included above amounted to $2,937 in 2000 and $3,260 in 1999.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                JUNE 30,
                                                            2000        1999
                                                            ----        ----
     Land and building.................................   $11,729     $ 9,281
     Furniture, machinery and equipment................    28,098      26,958
                                                          -------     -------
                                                           39,827      36,239
     Less: Accumulated depreciation and amortization...   (24,734)    (22,711)
                                                          -------     -------
     Property and equipment, net.......................   $15,093     $13,528
                                                          =======     =======

5. OTHER ASSETS

     Other assets consist of the following:

                                                                 JUNE 30,
                                                            2000        1999
                                                            ----        ----
     Manufacturing and distribution rights, net........   $ 8,889      $ 9,470
     Computer software for internal use................     3,719        2,256
     Excess of cost over net assets acquired, net......     1,031        1,461
     Other.............................................     1,070        1,320
                                                          -------      -------
                                                          $14,709      $14,507
                                                          =======      =======

     The excess of cost over net assets acquired is net of accumulated amortization of $841 and $411 for fiscal 2000 and fiscal 1999, respectively. Manufacturing and distribution rights are net of accumulated amortization of $591 and $173 for fiscal 2000 and fiscal 1999, respectively.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                JUNE 30,
                                                            2000        1999
                                                            ----        ----
     Compensation and benefits.........................   $ 6,527      $ 6,903
     Deferred revenue..................................     1,131        1,644
     Restructuring.....................................       328        3,420
     Income taxes......................................     3,247        3,194
     Warranty..........................................     1,608        1,822
     Other.............................................     3,898        2,573
                                                          -------      -------
                                                          $16,739      $19,556
                                                          =======      =======

7. INCOME TAXES

     The components of income from continuing operations before income taxes are as follows:

                                                            2000      1999      1998
                                                            ----      ----      ----
     Domestic..........................................   $ 4,913   $ 5,165    $   523
     Foreign...........................................     6,156    (3,980)     3,147
                                                          -------   -------    -------
                                                          $11,069   $ 1,185    $ 3,670
                                                          =======   =======    =======

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The provision for income taxes from continuing operations for the fiscal year June 30 is as follows:

                                                                               2000      1999       1998
                                                                               ----      ----       ----
     Current US.........................................................      $3,030    $1,291    $1,940
     Current Foreign....................................................         468       543       880
     Deferred Foreign...................................................           -       665       340
                                                                              ------    ------    ------
                                                                              $3,498    $2,499    $3,160
                                                                              ======    ======    ======

     In connection with recording the Vigilant Networks segment as a discontinued operation, the Company's consolidated tax provision was allocated between continuing and discontinued operations. Included in the loss from discontinued operations on the Consolidated Statements of Operations are net tax benefits of $2,730, $1,350 and $1,260 in fiscal years 2000, 1999 and 1998, respectively.

     The reconciliation between U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows:

                                                                              2000       1999       1998
                                                                              ----       ----       ----
Tax at U.S. federal statutory rate......................................     $ 3,874    $  415   $ 1,285
Increase (reduction) to statutory tax rate from:
     Difference between U.S. and foreign rates..........................          21      (365)   (1,411)
     Tax effect of  restructuring.......................................      (1,156)    1,966     2,344
     Change in valuation allowances.....................................        (160)      321     1,306
     Repatriation of foreign earnings...................................         444         -         -
     State taxes .......................................................         319       135       204
     Other, net.........................................................         156        27      (568)
                                                                            --------    ------   -------
Income tax expense......................................................    $  3,498    $2,499   $ 3,160
                                                                            ========    ======   =======

     Significant components of the Company's deferred tax assets as of June 30, 2000 and 1999 were as follows:

                                                                                     2000            1999
                                                                                     ----            ----
Federal and state loss and credit carryforwards.................................  $  7,149       $  5,018
Foreign loss and credit carryforwards...........................................     2,218          1,633
Inventory and other reserves....................................................     2,802          4,049
                                                                                  --------       --------
Total deferred tax assets.......................................................    12,169         10,700
Valuation allowance.............................................................   (12,169)       (10,700)
                                                                                  --------       --------
Net deferred tax assets.........................................................  $      -       $      -
                                                                                  ========       ========

     Included in current income taxes payable in 2000 and 1999 is $228 and $89, respectively, of current deferred income taxes payable associated with foreign inventory provisions and other foreign tax reserves.

     At June 30, 2000, the Company had a deferred tax asset of $12,169 (before valuation allowance) consisting primarily of the future tax benefits from net operating loss carryforwards, temporary differences and other tax credits. Realization of the deferred tax asset depends on the Company's ability to generate future U.S. taxable

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

income. Included in the total is $2,562 related to employee stock option exercises, the benefit of which, if realized, will increase paid-in-capital.

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits will be realized. Management believes that it is more likely than not that the Company will not realize any benefits from its net deferred tax asset, and has recorded a 100% reserve against the asset at June 30, 2000. Management will continue to assess the reliability of the deferred tax asset at each interim and annual balance sheet date based on actual and forecasted operating results.

     In general it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. The cumulative amount of undistributed earnings of consolidated foreign subsidiaries for which U.S. federal income tax has not been provided is $27.2 million at June 30, 2000. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States or will be remitted substantially free of additional tax. Determining the U.S. income tax liability that might be payable if these earnings were remitted is not practicable.

     At June 30, 2000, the Company has a U.S. federal income tax net operating loss carryforward of $12.6 million available to offset future taxable income. The carryforward has various expiration dates beginning in 2009 and ending in 2020. Foreign tax net operating losses of $756 at June 30, 2000 are available to offset future taxable income of certain foreign subsidiaries. The foreign losses expire in future periods based on year and country of origin. Federal, State and foreign tax credits expire at various dates beginning in 2002.

8. DEBT

     As of June 30, 2000, the Company had a $12.0 million credit facility with two commercial banks (the "Credit Facility"), which is comprised of a $6.0 million term loan and a $6.0 million revolving line of credit. Borrowings under the Credit Facility since an April 19, 2000 amendment bear interest at the higher of the prime rate, or the federal funds rate plus 1/2% (as defined), plus 2%. Prior to that date, borrowings bore interest at the higher of the prime rate, the federal funds rates plus 1/2% (as defined) or, on foreign currency borrowings, the Eurocurrency Interest Rate plus applicable Eurocurrency margins (as defined). Foreign currency borrowings under the Credit Facility since the aforementioned April 19, 2000 amendment are no longer permitted. A commitment fee of 3/16 of 1% per annum is payable on any unused amount of the Credit Facility. The term loan is secured by a mortgage on the Company's facilities in Chestnut Ridge, New York. The revolving line of credit is secured by a pledge of substantially all of the Company's domestic assets. The Credit Facility expires on January 31, 2002.

     The Credit Facility contains certain covenants that include maintaining specified financial ratios and levels of earnings and limitations on capital expenditures, which were amended for the quarter ending June 30, 2000. At June 30, 2000, the Company was in compliance with such covenants. Based on the Company's projections, however, it appears likely that it will be in violation of certain of its financial covenants at the end of the first quarter of fiscal 2001 that was established as part of a September 7, 1999 amendment. As such, outstanding borrowings under the Credit Facility as of June 30, 2000 of $11.0 million have been classified as a current liability. As discussed in Note 17 "Subsequent Events," in August 2000 the Company raised gross proceeds of $5.2 million in connection with a private placement of 517,520 shares of its Common Stock. In addition, in August 2000 the Company sold its Vigilant Networks segment for $12.0 million, before fees and retained liabilities. The proceeds from these two transactions will be used to repay its existing bank debt. The Company is currently evaluating financing opportunities with new lenders, which it expects will provide additional credit availability and financial flexibility.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Subsequent to June 30, 2000, the Company has secured a $2.0 million capital lease line of credit to fund certain capital expenditures.

     In addition to the above U.S. based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.4 million as of June 30, 2000). No amounts were outstanding under such facilities as of June 30, 2000.

     Interest income (expense), net, included in other income, net was $(877) in fiscal 2000, $(584) in fiscal 1999 and $474 in fiscal 1998.

     The Company's debt approximates fair value.

9. STOCK OPTION PLANS

     Under the Company's Amended and Restated 1993 Stock Incentive Plan (the "Plan") of the common shares outstanding, 1,521,739 shares of Common Stock can be issued through the exercise of stock options, increasing annually by 5% of the common shares outstanding each July 1 during the term of the Plan. At July 1, 2000, a maximum of 3,282,416 shares were reserved for issuance for both incentive stock options and nonqualified stock options. These options allow full-time employees, including officers, to purchase shares of Common Stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. No more than an aggregate of 2,608,696 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the Plan. This limitation does not apply to nonqualified stock options or restricted stock awards that may be granted under the Plan. The vesting period and expiration of each grant is determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period, or 50% after the second year and 25% for the third and fourth years. The life of the options are either ten or eleven years from the date of grant.

     Under the Plan, non-qualified stock options can be issued to full-time employees, including officers and non-employee consultants. Options must be granted at an exercise price of at least 85% of the fair market value on the date of grant. The vesting period and expiration of each grant is determined by the Compensation Committee of the Board of Directors.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Transactions for incentive and non-qualified stock options for the Plan for fiscal years 2000, 1999 and 1998 are as follows:

                                                                                                       WEIGHTED
                                                                                                       AVERAGE
                                                                      NUMBER OF    EXERCISE PRICE      EXERCISE
                                                                       SHARES        PER SHARE          PRICE
                                                                  ----------------------------------------------
Outstanding at June 30, 1997.....................................     1,376,304  $  6.33  -  $32.25   $   15.01
Granted..........................................................       965,606     5.95  -   40.00       24.43
Exercised........................................................      (331,535)    5.95  -   22.25        8.16
Cancelled........................................................      (291,806)    6.33  -   40.00       32.01
                                                                     ---------- -------------------   ---------
Outstanding at June 30, 1998.....................................     1,718,569     5.95  -   36.75       18.74
Granted..........................................................       384,000    14.88  -   20.50       15.71
Exercised........................................................       (71,726)    6.33  -   15.75        6.84
Cancelled........................................................       (71,440)    6.33  -   36.25       19.64
                                                                     ----------  ------------------   ---------
Outstanding at June 30, 1999.....................................     1,959,403     5.95  -   36.75       18.55
Granted..........................................................       703,000    10.13  -   17.50       14.10
Exercised........................................................       (36,220)    5.95  -    9.20        6.83
Cancelled........................................................      (303,190)    5.95  -   36.75       21.56
                                                                     ----------- ------------------   ---------
Outstanding at June 30, 2000.....................................     2,322,993  $  6.33  -  $32.25   $   16.99
                                                                     ==========  =======     ======   =========

     On February 4, 1998 at the election of its U.S. optionees, LeCroy repriced outstanding options to purchase 193,538 shares of Common Stock having exercise prices ranging from $27.25 to $40 per share. The new exercise price is $22.63 per share, the closing price of the Common Stock on that date. On March 19, 1998, at the election of its Swiss optionees, LeCroy repriced outstanding options to purchase 46,000 shares of Common Stock having exercise prices ranging from $27.25 to $32.25 per share. The new exercise price is $19.38 per share, the closing price of the Common Stock on that date. The repriced options are included as cancelled and re-granted options in the table above.

                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         AT JUNE 30, 2000                    AT JUNE 30, 2000
                              --------------------------------------     -----------------------
                                             WEIGHTED     WEIGHTED                     WEIGHTED
                                              AVERAGE     AVERAGE                      AVERAGE
                               NUMBER OF     EXERCISE   CONTRACTUAL      NUMBER OF     EXERCISE
           RANGE                SHARES        PRICE     LIFE (YEARS)      SHARES        PRICE
           -----               -------       --------   ------------      -------      --------
   $  5.95   -  $ 12.00          299,821     $  6.69        4.48          295,813      $   6.67
   $ 12.01   -  $ 24.00        1,927,172       17.90        8.22          591,844         20.73
   $ 24.01   -  $ 32.25           96,000       30.90        6.69           77,001         30.98
                             -----------     -------                    ---------      --------
     Total                     2,322,993     $ 16.99                      964,658      $  17.23
                             ===========                                =========

     Of the total options outstanding under the 1993 Plan, 964,658, 804,147 and 487,992 were exercisable at June 30, 2000, 1999 and 1998, respectively. Stock options available for grant were 99,774, 110,411 and zero at June 30, 2000, 1999 and 1998, respectively.

     In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Non-Employee Director Stock Option Plan ("1998 Plan"). Pursuant to the 1998 Plan, each non-employee director received a stock option grant of 15,000 shares exercisable at market price on the date the plan was adopted. These options vest ratably over a 36 month period. Additionally, each non-employee director will receive an annual stock option grant of 5,000 shares exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of June 30, 2000, no shares of Common Stock had been issued upon exercise

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of options granted under the 1998 Plan and options for 60,000 shares of Common Stock were outstanding at an exercise price of $14.875 and options for 25,000 shares of Common Stock were outstanding at an exercise price of $13.50. Stock options issued pursuant to the 1995 Plan vested according to the provisions of the plan on the date the plan was terminated.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rates of 6.1% for 2000, 6.0% for 1999, and 5.5% for 1998; no dividends; volatility factors of the expected market price of the Company's Common Stock of 0.592 for 2000, 0.582 for 1999 and 0.389 for 1998 and a weighted-average expected life of the options of 4.3 years for 2000, 4.7 years for 1999 and 5.0 years for 1998.

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

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000, 1999 and 1998 is amortized to expense over the option vesting periods. The weighted-average grant date fair value of options granted during fiscal years 2000, 1999 and 1998 was $7.47, $8.47 and $10.87, respectively. The Company's pro forma information follows:

                                                                                      2000        1999        1998
                                                                                      -----    ---------      ----
Pro forma net loss applicable to common stockholders............................   $ (7,064)   $(12,999)  $ (4,308)
Pro forma loss  per common share applicable to common stockholders:
     Basic .....................................................................   $  (0.91)   $ (1.71)   $  (0.58)
     Diluted ...................................................................   $  (0.79)   $ (1.71)   $  (0.53)

     These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

10. STOCKHOLDER RIGHTS PLAN

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

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock for proceeds of $10 million. The shares of the convertible redeemable preferred stock are convertible by the holders into 500,000 shares of Common Stock. In connection with the convertible redeemable preferred stock, the Company issued 250,000 fully exercisable warrants to purchase shares of Common Stock at an exercise price of $20. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend. The shares automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20 million, provided that the price per share is at least $28 if the public offering takes place prior to the first anniversary of the closing, at least $36 prior to the second anniversary of the Closing and at least $40 if the offering takes place after the second anniversary of the Closing.

     On the Closing, the Company used the Black Scholes option pricing model to assign an aggregate value of $1.8 million to the 250,000 warrants. As such, $1.8 million of the $10 million proceeds was allocated to additional paid-in capital and the remaining $8.2 million was allocated to redeemable preferred stock. The value assigned to the warrants of $1.8 million will accrete to the value of the preferred stock over five years. This will result in a non-cash charge to net income of approximately $360,000 per year to arrive at net income available to common stockholders.

     On the Closing, the Company's stock price was $23.688 per share. This caused the conversion feature of the redeemable preferred stock to be "in the money". As a result, the intrinsic value of this conversion feature was calculated to be $1.84 million. This $1.84 million was treated as an additional preferred dividend to the preferred investors and was charged to additional paid-in capital. This additional preferred dividend was deducted from net income to arrive at net income available to common stockholders in the calculation of earnings per share for fiscal 1999.

12. EMPLOYEE BENEFIT PLANS

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees. Effective October 1, 1996, the Company, at its discretion, may match up to 50% of employee contributions up to a maximum employer contribution of 2.5% of the employee's total compensation. For the years ended June 30, 2000, 1999 and 1998 the Company has expensed $130, $313 and $322, respectively, in contributions to the plan. In November 1999, the Company made a decision not to distribute its discretionary fiscal 1999 401(k) match and, therefore, reversed such expense in November 1999.

     The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions amounting to $368 in 2000, $687 in 1999, and $759 in 1998 were charged to expense in each respective period.

     In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock, through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase stock will terminate on July 7, 2005. To date, 245,623 shares have been issued under the Employee Stock Purchase Plan and 189,160 shares were available for future issuance.

     The Company maintains a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which has been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS"). Annually, the Board of Directors determines the contribution, if any, to the Employee Stock Ownership Trust ("ESOT"), which trust has been established under the Plan for the purpose of administering and investing the funds contributed by the Company. For the years ended June 30, 2000, 1999 and 1998, respectively, the Company did not contribute to the ESOP and does not intend to contribute in the future.

13. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in the signal analysis segment of the Test and Measurement Instrument market, in which it develops, manufactures, sells and licenses signal acquisition and analysis products principally in the form of high-performance digital oscilloscopes. These products are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications.

     Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                                                             2000        1999        1998
                                                                             ----        ----        ----
North America............................................................  $ 45,106   $ 51,068     $ 46,557
Europe...................................................................    34,674     35,652       31,019
Other foreign............................................................    41,620     32,771       42,006
                                                                           --------   --------     --------
     Total...............................................................  $121,400   $119,491     $119,582
                                                                           ========   ========     ========

       Total assets by geographic area are as follows:

                                                                                         2000          1999
                                                                                         ----          ----
North America............................................................             $ 67,445     $ 67,115
Europe...................................................................               25,512       25,502
Other foreign............................................................                7,892        7,068
                                                                                      --------     --------
      Total..............................................................             $100,849     $ 99,685
                                                                                      ========     ========

        Other foreign revenues consist principally of sales from Japan and Asia. One customer accounted for 12% of the Company's revenue in fiscal 1998.

14. COMMITMENTS AND CONTINGENCIES

Leases

     The Company has operating leases covering plant, certain office facilities, and equipment that expire at various dates through 2005. Future minimum annual lease payments required during the years ending in fiscal 2001 through 2005 and later years under noncancelable operating leases having an original term of more than one year are $1,315, $1,170, $964, $713, $730 and $425, respectively.
Aggregate rental expense on noncancelable operating leases for the years ended June 30, 2000, 1999 and 1998 approximated $1,563, $2,784, and $2,965, respectively.

Technology Dispute Settlement

     In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these claims in fiscal 1994 was an intellectual property claim in the form of a lawsuit that alleged patent infringement with respect to some of the Company's oscilloscope products. In February 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The result was a settlement and a license agreement. Minimum annual future royalty payments are $350 for ten years with potential for higher additional amounts annually. These additional amounts are contingent on future product sales as

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

described in the settlement agreement and cannot exceed an aggregate of $3,500. Royalty expense, which approximated $1,029 in 2000, $982 in 1999, and $1,442 in 1998, is included in cost of sales.

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

     In May 1999, the Company, its subsidiary, Digitech Industries, Inc. and the former owners of the Ridgefield site entered into an agreement with the current owners of the Ridgefield Site. The current owners have purchased an insurance policy providing for $2 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both the Company and Digitech as insured parties. The current owners of the Ridgefield Site have also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site have also agreed to hold both the Company and Digitech Industries harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company has agreed to pay the former owners of the Ridgefield Site $160,000 as compensation for the reduced sale value of the property due to the environmental problems existing on the site. The Company has retained this liability after the sale of the Vigilant segment.

15. ACQUISITIONS

Purchase

     In October 1997 the Company acquired all of the assets of Preamble Instruments, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411 was cash and 35,181 shares of the Company's Common Stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities that resulted in a one-time pretax charge of $1.6 million. The purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220 is being amortized over five years.

     In April 1998 the Company acquired selected assets of its Korean sales distributor, Woojoo Hi-Tech Corporation, for approximately $1.6 million and an additional amount not to exceed $1.7 million, contingent upon future revenues achieved through the first quarter of fiscal year 2001. A non-compete agreement of $0.6 million is being amortized over 30 months. The investment in excess of fair market value of assets purchased of $0.8 million is being amortized over 15 years.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized unaudited quarterly operating results for fiscal year 2000 and 1999 are as follows:

                                                                      QUARTERS ENDED
                                        ----------------------------------------------------------------------------
                                                  FISCAL YEAR 1999                      FISCAL YEAR 2000
                                        SEPT. 30, DEC. 31, MAR. 31,  JUNE 30, SEPT. 30, DEC. 31,  MAR. 31, JUNE 30,
                                          1998     1998      1999     1999      1999     1999      2000     2000
                                          -----    -----     ----     -----     ----     ----      ----     ----
                                        ----------------------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues
  Digital oscilloscopes and related
    products...........................  $24,126   $23,009  $25,534  $27,697   $23,623  $26,973   $28,343  $31,298
  High energy physics products.........    1,498     2,038    2,313    1,513     1,437    1,320       828      547
  Service and other....................    1,505     1,730    1,781    1,847     1,846    1,642     1,860    1,683
  License fees.........................        -     2,500    2,400        -         -        -         -        -
                                         -------   -------  -------  -------   -------  -------   -------  -------
     Total revenues....................   27,129    29,277   32,028   31,057    26,906   29,935    31,031   33,528
                                         -------   -------  -------  -------   -------  -------   -------  -------
Cost of sales..........................   13,320    13,887   17,280   15,811    13,897   15,739    14,879   17,191
                                         -------   -------  -------  -------   -------  -------   -------  -------
      Gross profit.....................   13,809    15,390   14,748   15,246    13,009   14,196    16,152   16,337
Selling, general and administrative
  expenses.............................    9,311     8,046    9,966   10,188     8,913    9,508     9,792   10,785
Research and development expenses......    3,338     2,969    3,590    3,970     3,974    3,287     3,460    3,090
Restructuring and non-recurring
  (credits) charges....................        -         -    8,546   (1,758)        -        -         -   (2,000)
                                         -------   -------  -------  -------   -------  -------   -------  -------
  Operating income ....................    1,160     4,375   (7,354)   2,846       122    1,401     2,900    4,462
Gain from sale of marketable securities        -                  -        -         -    2,460         -        -
Other (expenses) income, net...........     (343)      150      194      157      (210)     449       (85)    (430)
                                         -------   -------  -------  -------   -------  --------  -------  -------
Income from continuing operations
before income taxes....................      817     4,525   (7,160)   3,003       (88)   4,310     2,815    4,032
Provision (benefit) for income taxes...      201     1,115      876      307       (28)   1,362       890    1,274
                                         -------   -------  -------  -------   -------  -------   -------  -------
Income (loss) from continuing
  operations...........................      616     3,410   (8,036)   2,696       (60)   2,948     1,925    2,758
(Loss) income from discontinued
  operations, net of tax...............     (835)   (1,244)    (819)  (2,576)   (1,635)    (733)   (2,856)  (5,785)
                                         -------   -------  -------  -------   -------  -------   -------  -------
Net (loss) income......................     (219)    2,166   (8,855)     120    (1,695)   2,215      (931)  (3,027)
Charges related to convertible
  preferred stock......................        -         -        -    1,844        84       85        85       86
                                         -------   -------  -------  -------   -------  -------   -------  -------
(Loss) income available to common
  stockholders.........................  $  (219)  $ 2,166  $(8,855) $(1,724)  $(1,779) $ 2,130   $(1,016) $(3,113)
                                         =======   =======  =======  =======   =======  =======   =======  =======
Income (loss) per common share-basic:
  Income (loss) from continuing
    operations.........................  $  0.08   $  0.45  $ (1.05) $  0.11   $ (0.02) $  0.37   $  0.24  $  0.34
  Income (loss) from discontinued
    segment............................    (0.11)    (0.16)   (0.11)   (0.33)    (0.21)   (0.09)    (0.37)   (0.74)
                                         -------   -------  -------  -------   -------  -------   -------  -------
  Net income (loss) ...................  $ (0.03)  $  0.29  $ (1.16) $ (0.22)  $ (0.23) $  0.28   $ (0.13) $ (0.40)
                                         =======   =======  =======  =======   =======  =======   =======  =======
Income (loss) per common share-diluted:
  Income (loss) from continuing
    operations.........................  $  0.08   $  0.43  $ (1.05) $  0.11   $ (0.02) $  0.35   $  0.23  $  0.33
  Income (loss) from discontinued
    segment............................    (0.11)    (0.16)   (0.11)   (0.33)    (0.21)   (0.09)    (0.34)   (0.69)
                                         -------   -------  -------  -------   -------  -------   -------  -------
  Net (loss) income ...................  $ (0.03)  $  0.27  $ (1.16) $ (0.22)  $ (0.23) $  0.26   $ (0.11) $ (0.36)
                                         =======   =======  =======  =======   =======  =======   =======  =======
Weighted average number of shares:
Basic..................................    7,572     7,605    7,629    7,683     7,708    7,738     7,757    7,792
Diluted................................    7,914     7,861    7,629    7,683     7,708    8,412     8,491    8,424

     The quarter ended March 31, 1999 reflects inventory write-downs of $2,170 included in cost of sales from restructuring.

17. SUBSEQUENT EVENTS (UNAUDITED)

     In August 2000, the Company sold 517,520 shares of its Common Stock for gross proceeds of $5.2 million in a private equity placement. Proceeds from this sale of securities will be used to repay existing indebtedness, fund working capital requirements and other general corporate purposes.

                               LECROY CORPORATION

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

       In August 2000, the Company announced its intention to divest its Vigilant Networks segment, which is comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for the Company. Since this product's inception, LeCroy has made substantial investments in the Vigilant Networks segment in terms of selling, marketing, research and development, and administrative expenses. While the Company believes that this product has a unique technology, it has decided that it cannot continue to invest the financial resources necessary to capitalize on its future growth potential.

     Subsequent to announcing its intention to divest the Vigilant Networks segment, the Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech in August 2000 for gross proceeds of $12.0 million in cash. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants are valued at approximately $1.3 million. The remaining business of Digitech will be discontinued. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company expects to break even on the sale and discontinuance of the Vigilant Networks segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders, which is scheduled to be held October 25, 2000; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is scheduled to be held on October 25, 2000; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is scheduled to be held on October 25, 2000; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is scheduled to be held on October 25, 2000; said information is incorporated herein by reference.

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

2.2 Agreement and Plan of Merger and Reorganization between the Registrant, the Merger Sub, Lightspeed, the Selling Stockholder and Mickey Miller, filed as Exhibit 2.1 to Form S-3 Registration Statement No.333-43690 and is incorporated herein by reference.

3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

4.1 Share Purchase Agreement, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board.

4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation.

4.3 Warrants, dated August 16, 2000, issued to SG Cowen Securities Corporation to purchase 20,701 shares of the Registrant's Common Stock.

4.4 Warrant, dated August 25, 2000, issued to Big T-2 Company LLC to purchase 200,000 shares of the Registrants Common Stock, filed as
             Exhibit 10.3 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

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

10.22 Series A Convertible, Redeemable Preferred Stock Purchase Agreement dated as of June 30, 1999 between the registrant and the purchasers named therein, and is incorporated herein by reference.

10.23 First Amendment dated June 12, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.23 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.24 Second Amendment dated September 7, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Compnay, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.24 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.25 Third Amendment dated April 19, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.25 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.26 Fourth Amendment dated May 5, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.26 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.27 Fifth Amendment dated May 18, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.27 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.28 Term Loan Agreement dated May 12, 2000 between the Company, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.28 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.29 First Amendment dated May 18, 2000 to the Term Loan Agreement between the Company, Chase Manhattan Bank and Fleet National Bank, filed as Exhibit 10.29 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.30 Executive Employment Agreement, dated as of July 14, 2000, between the Registrant and Robert Miller, filed as Exhibit 10.0 to Form S-3 Registration Statement No. 333-43690, and is incorporated herein by reference.

10.31 Asset Purchase Agreement, dated August 23, 2000, by and among the Registrant, Vigilant Networks, Inc., Digitech Industries, Inc. and GenTek Inc., filed as Exhibit 10.1 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

10.32 License and Supply Agreement, dated August 23, 2000 by and between the Registrant and Big T-1 Company LLC, filed as Exhibit 10.2 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

21           Subsidiaries of the Registrant.

23.1         Consent of Ernst & Young LLP, Independent Auditors.

27           Financial Data Schedule for the fiscal year ended June 30, 2000.

(b) REPORTS ON FORM 8-K

     The Company filed a Form 8-K, dated August 31, 2000, to report the sale of the assets and business of Vigilant Networks, Inc. and a portion of the assets and business of Digitech Industries, Inc. to GenTek Inc. on August 25, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LeCROY CORPORATION

September 11, 2000      By  /S/ RAYMOND F. KUNZMANN
                            -----------------------
                        Raymond F. Kunzmann
                        Vice President-Finance, Chief Financial Officer,
                        Secretary and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                  Title                                       Date
        ---------                  -----                                       ----
 /S/ CHARLES A. DICKINSON         Chairman of the Board and Director       September 11, 2000
------------------------------
   Charles A. Dickinson

 /S/ LUTZ P. HENCKELS             President, Chief Executive Officer       September 11, 2000
------------------------------    and Director
   Lutz P. Henckels               (Principal Executive Officer)

 /S/ RAYMOND F. KUNZMANN          Vice President - Finance, Chief          September 11, 2000
------------------------------    Financial Officer, Secretary
   Raymond F. Kunzmann            and Treasurer
                                  (Principal Accounting Officer)

 /S/ ROBERT E. ANDERSON           Director                                 September 11, 2000
------------------------------
   Robert E. Anderson

 /S/ WALTER O. LECROY, JR.
------------------------------    Director                                 September 11, 2000
   Walter O. LeCroy, Jr.

 /S/ DOUGLAS A. KINGSLEY          Director                                 September 11, 2000
------------------------------
   Douglas A. Kingsley

 /S/ WILLIAM G. SCHEERER          Director                                 September 11, 2000
------------------------------
   William G. Scheerer

 /S/ ALLYN C. WOODWARD JR.        Director                                 September 11, 2000
------------------------------
   Allyn C. Woodward, Jr.

                                       49