Form 10-Q
period 2000-09-30
LECROY CORP
filed 2000-11-03
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

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

                                YES X     NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                           OUTSTANDING AT OCTOBER 23, 2000
             -----                           -------------------------------
  Common stock, par value $.01 share                    8,480,404

                               LECROY CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----
PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements:
             Condensed Consolidated Balance Sheets                         3
             Condensed Consolidated Statements of Operations               4
             Condensed Consolidated Statements of Cash Flows               5
             Notes to Condensed Consolidated Financial Statements        6 - 8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9 - 11

PART II      OTHER INFORMATION                                            12

             Signatures                                                   12

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,         June 30,
In thousands                                                                           2000                2000
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 17,263          $  9,022
     Accounts receivable, net                                                          23,069            27,788
     Inventories, net                                                                  25,420            24,389
     Other current assets                                                               2,261             1,953
     Net assets of discontinued operations                                                820             5,025
                                                                                     --------          --------
             Total current assets                                                      68,833            68,177

Property and equipment, net                                                            14,731            15,093
Marketable securities                                                                   2,364             2,870
Other assets                                                                           15,579            14,709
                                                                                     --------          --------
TOTAL ASSETS                                                                         $101,507          $100,849
                                                                                     ========          ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt                                                                    $  3,149          $ 11,000
     Accounts payable                                                                  17,651            16,309
     Accrued expenses and other liabilities                                            18,341            16,739
                                                                                     --------          --------
             Total current liabilities                                                 39,141            44,048

Deferred compensation                                                                     768                 -

Redeemable convertible preferred stock                                                  8,580             8,492

Stockholders' equity:
     Common stock                                                                          83                78
     Additional paid-in capital                                                        47,709            41,911
     Warrants to purchase common stock                                                  3,214             1,848
     Accumulated other comprehensive loss                                              (6,221)           (4,629)
     Retained earnings                                                                  8,233             9,101
                                                                                     --------          --------
             Total stockholders' equity                                                53,018            48,309
                                                                                     --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $101,507          $100,849
                                                                                     ========          ========

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                            September 30,
In thousands, except per share data                                                   2000                 1999
---------------------------------------------------------------------------------------------------------------------
Revenues:
     Digital oscilloscopes and related products                                       $26,356             $23,623
     High energy physics products                                                         987               1,437
     Service and other                                                                  1,790               1,846
                                                                                      -------             -------
          Total revenues                                                               29,133              26,906
Cost of sales                                                                          14,495              13,897
                                                                                      -------             -------
Gross profit                                                                           14,638              13,009
Operating expenses:
     Selling, general and administrative                                                9,889               8,913
     Research and development                                                           3,881               3,974
                                                                                      -------             -------
              Total operating expenses                                                 13,770              12,887
                                                                                      -------             -------
Operating income                                                                          868                 122

Other expenses, net                                                                         2                 210
                                                                                      -------             -------
Income (loss) from continuing operations before income taxes                              866                 (88)
Provision (benefit) for income taxes                                                      100                 (28)
                                                                                      -------             -------
Income (loss) from continuing operations                                                  766                 (60)

Discontinued operations:
       Loss from discontinued operations, net of tax benefit
           of $699 in fiscal 2000                                                      (2,399)             (1,635)
       Gain on sale                                                                       854                   -
                                                                                      -------             -------
       Loss from discontinued operations                                               (1,545)             (1,635)
                                                                                      -------             -------
Net loss                                                                                 (779)             (1,695)
Charges related to convertible preferred stock                                             89                  84
                                                                                      -------             -------
Net loss applicable to common shareholders                                            $  (868)            $(1,779)
                                                                                      =======             =======
Loss per basic and diluted common share:
      Income (loss) from continuing operations                                        $  0.08             $ (0.02)
      Loss from discontinued operations                                                 (0.19)              (0.21)
                                                                                      -------             -------
      Net loss                                                                        $ (0.11)            $ (0.23)
                                                                                      =======             =======

Weighted average number of basic and diluted common shares outstanding                  8,153               7,708

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                               September 30,
In thousands                                                                              2000             1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $  (779)         $(1,695)
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                                         1,217            1,322
     Change in operating asset and liability components:
          Accounts receivable                                                              2,956            4,130
          Inventories                                                                     (1,137)          (3,219)
          Prepaid expenses and other assets                                                 (679)            (250)
          Accounts payable, accrued expenses and other liabilities, and deferred
             Compensation                                                                 (1,278)             (41)
                                                                                         -------          -------
Net cash provided by operating activities                                                    300              247
                                                                                         -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (999)          (1,464)
     Investment in computer software                                                        (377)            (206)
     Proceeds from sale of business segment                                               12,000                -
                                                                                         -------          -------
Net cash provided by (used in) investing activities                                       10,624           (1,670)
                                                                                         -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                           149             (899)
     Borrowings under line of                                                                  -            4,900
     Repayment of borrowings under line of credit                                         (8,000)               -
     Proceeds from the issuance of common stock                                            4,770                -
     Proceeds from exercise of stock options                                                 165               80
     Costs related to the issuance of preferred stock                                          -              (47)
                                                                                         -------          -------
Net cash (used in ) provided by financing activities                                      (2,916)           4,034
                                                                                         -------          -------
Effect of exchange rate changes on cash                                                      233              216
                                                                                         -------          -------
     Increase in cash and cash equivalents                                                 8,241            2,827
     Cash and cash equivalents at beginning of the period                                  9,022            1,791
                                                                                         -------          -------
     Cash and cash equivalents at end of the period                                      $17,263          $ 4,618
                                                                                         =======          =======

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the results for the interim periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of June 30, 2000.

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

2. DISCONTINUED OPERATIONS

     In August 2000, the Company announced its intention to divest its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. On August 25, 2000, the Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million in cash. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech will be discontinued. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a gain on the sale of the assets and business of $854,000.

     The Condensed Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment and to report them as "Loss from discontinued operations" for all periods presented. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million in the first quarter of fiscal 2001. In addition, the net assets of the Vigilant Networks segment that were sold in August 2000, along with the assets related to any remaining portion of the Vigilant Networks segment not included in the sale but which will be discontinued, have been reclassified as "Net assets of discontinued operations" on the Consolidated Balance Sheet for all periods presented.

3. COMPREHENSIVE INCOME (LOSS)

     For the three months ended September 30, 2000, the Company's comprehensive loss totaled $2.4 million, compared to a comprehensive income of $3.3 million for the three months ended September 30, 1999. Comprehensive loss for the three months ended September 30, 2000 included foreign currency translation losses of $1.3 million and unrealized losses on

                               LECROY CORPORATION

                                   (UNAUDITED)

marketable equity securities classified as available for sale of $307,000. Comprehensive income for the three months ended September 30, 1999 included foreign currency translation gains of $1.0 million and unrealized gains on marketable equity securities classified as available for sale of $4.0 million. The cumulative foreign currency translation losses were $6.8 million at September 30, 2000 and $5.5 million at June 30, 2000. The cumulative unrealized gains on marketable equity securities classified as available for sale were $561,000 at September 30, 2000 and $868,000 at June 30, 2000.

4. INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                       September 30,        June 30,
                                                                           2000               2000
                                                                           ----               ----
        Raw materials................................................   $ 7,440            $ 6,863
        Work in process..............................................     6,810              7,348
        Finished goods...............................................    11,170             10,178
                                                                        -------            -------
                                                                        $25,420            $24,389
                                                                        =======            =======

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       September 30,        June 30,
                                                                           2000               2000
                                                                           ----               ----
        Land and building............................................   $11,821            $11,729
        Furniture, machinery and equipment...........................    26,285             28,098
                                                                        -------            -------
                                                                         38,106             39,827
        Less: Accumulated depreciation and amortization..............   (23,375)           (24,734)
                                                                        -------            -------
        Property and equipment, net..................................   $14,731            $15,093
                                                                        =======            =======

6. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                       September 30,        June 30,
                                                                           2000               2000
                                                                           ----               ----
        Compensation and benefits....................................   $ 5,979            $ 6,527
        Income taxes.................................................     3,067              3,247
        Other........................................................     9,295              6,965
                                                                        -------            -------
                                                                        $18,341            $16,739
                                                                        =======            =======

7. CAPITAL STOCK

     In August 2000, the Company sold 517,520 shares of its Common Stock for gross proceeds of $5.2 million. Proceeds from this sale of securities will be used to repay existing indebtedness, fund working capital requirements and other general corporate purposes.

                               LECROY CORPORATION

                                   (UNAUDITED)

     In July 2000, the Company issued 100,000 shares of its Common Stock to acquire all of the outstanding common stock of Lightspeed Electronics Corporation ("Lightspeed"). The acquisition of Lightspeed was recorded using the purchase method of accounting. The excess of cost over net assets acquired of $984,000 will be amortized over five years.

8. SUBSEQUENT EVENTS

     On October 11, 2000, the Company closed on a three-year $15.0 million revolving line of credit with the Bank of New York, which will provide funds for general corporate purposes. Borrowings under this line will bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio.

                               LECROY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three months ended September 2000 and 1999. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                      2000       1999
                                                                                      ----       ----
Revenues:
     Digital oscilloscopes and related products...................................     90.5%      87.8%
     High energy physics products.................................................      3.4        5.3
     Service and other............................................................      6.1        6.9
                                                                                      -----      -----
        Total revenues............................................................    100.0      100.0

Cost of sales.....................................................................     49.8       51.7
                                                                                      -----      -----
Gross profit .....................................................................     50.2       48.3
Operating expenses:
     Selling, general and administrative..........................................     33.9       33.1
     Research and development.....................................................     13.3       14.8
                                                                                      -----      -----
        Total operating expenses..................................................     47.2       47.9

Operating income..................................................................      3.0        0.4

Other (expenses) income, net......................................................      0.0       (0.8)
                                                                                      -----      -----
Income from continuing operations before income taxes.............................      3.0       (0.4)
Provision for income taxes........................................................      0.4       (0.1)
                                                                                      -----      -----
Income (loss) from continuing operations..........................................      2.6       (0.3)

Discontinued Operations:
  Loss from discontinued operations, net of tax...................................     (8.2)      (6.1)
  Gain on Sale                                                                          2.9        0.0
                                                                                      -----      -----
Net loss..........................................................................     (2.7)%     (6.4)%
                                                                                      =====      =====

     Total revenues were $29.1 million in the first quarter of fiscal 2001, compared to $26.9 million in the first quarter of fiscal 2000, an increase of 8.2%, or $2.2 million. This increase was due to an improvement in the data storage market over a poor first quarter of fiscal 2000, as well as continued strong growth in the Power Measurement and Communications markets. In addition, revenue increased due to the success of a new 1.5 GHz oscilloscope introduced in the second quarter of fiscal 2000.

     Gross profit margin was 50.2% in the first quarter of fiscal 2001, compared to 48.3% in the first quarter of fiscal 2000. This improvement was due to a favorable mix of higher margin products, including the 1.5 GHz oscilloscope noted above, along with the absence of product discounting that occurred under the difficult market conditions existing in the first quarter of fiscal 2000.

     Selling, general and administrative expense increased by 11.0% or $1.0 million, from $8.9 million in the first quarter of fiscal 2000 to $9.9 million in the first quarter of fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 33.9% in the first quarter of fiscal 2001, compared to 33.1% in the first quarter of fiscal 2000. The increase as a percentage of sales was primarily due to a reduction in the amount of general and administrative costs allocated to the discontinued Vigilant operation.

     Research and development expense in the first quarter of fiscal 2001 was $3.9 million, compared to $4.0 million in the first quarter of fiscal 2000, a decrease of 2.3%, or $0.1 million. As a percentage of sales, research and development expense decreased from 14.8% in the first quarter of fiscal 2000 to 13.3% in the first quarter of fiscal 2001 primarily due to the leveraging of costs over higher revenues.

     Other expense, net, which consists primarily of net interest expense and foreign exchange gains or losses, was $2,000 in the first quarter of fiscal 2001, compared with $210,000 in the first quarter of fiscal 2000. This decrease was due to lower net interest expense on lower borrowings and higher invested cash balances, as well as higher foreign exchange gains.

     As a result of the above, the Company reported income from continuing operations of $766,000 in the first quarter of fiscal 2001, compared to a loss from continuing operations of $60,000 in the first quarter of fiscal 2000.

     The Company's effective tax rate was 11.5% in the first quarter of fiscal 2001, compared to 31.8% in the first quarter of fiscal 2000. The tax provision for the first quarter of fiscal 2001 was comprised primarily of tax on income generated by certain of the Company's foreign subsidiaries and U.S. based state franchise taxes.

     During the first quarter of fiscal 2001, the Company decided to discontinue its Vigilant Networks segment and it closed on the sale of a substantial portion of its assets and business. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million in the first quarter of fiscal 2001, compared to operating losses of $1.6 million, net of a $699,000 tax benefit, for the first quarter of fiscal 2000. The Company recorded a gain on the sale of the assets and business of the segment of $854,000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $29.7 million at September 30, 2000, which represented a working capital ratio of 1.8 to 1, compared to $24.1 million, or 1.5 to 1, at June 30, 2000.

     Net cash provided by operating activities for the first quarter of fiscal 2001 was $300,000, compared with $247,000 in the first quarter of fiscal 2000. Lower net losses in fiscal 2001 were substantially offset by an increased use of cash for working capital.

     Net cash provided by (used in) investing activities for the first quarter of fiscal 2001 was $10.6 million, compared with $(1.7) million in the first quarter of fiscal 2000. The increase in cash provided by investing activities was primarily due to the gross proceeds of $12.0 received from the sale of the assets and business of the Vigilant Networks segment.

     Net cash (used in) provided by financing activities for the first quarter of fiscal 2001 was $(2.9) million, compared with $4.0 million in the first quarter of fiscal 2000. The increase in cash used in financing activities was due to the repayment of borrowings under the Company's credit facility partially offset by the proceeds from the sale of 517,520 shares of the Company's Common Stock.

     On October 11, 2000, the Company closed on a three-year $15.0 million revolving line of credit with the Bank of New York, which will provide funds for general corporate purposes. Borrowings under this line will bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio.

     The Company believes that its cash on hand, cash flow generated by its continuing operations and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

RISK MANAGEMENT

     The Company's investment in the common stock of Iwatsu, which is recorded in "Marketable securities" on the Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. As of September 30, 2000, Japanese stock market and currency fluctuations resulted in a cumulative increase of approximately $0.6 million to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Consolidated Balance Sheet and, accordingly, not in net income or loss.

NEW PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. As such, under SAB 101, certain of the Company's previously recognized license fee revenue will be deferred and recognized in future periods over the term of the agreements. The Company's preliminary estimate is that if SAB 101 was adopted as of June 30, 2000, it would result in a charge for the cumulative effect of a change in accounting principle and the establishment of deferred revenue of approximately $8.5 million. The Company had previously intended to adopt the provisions of SAB 101 in the first quarter of fiscal 2001. However, it has determined that it needs additional time to consider newly issued guidance provided by the SEC. It now intends to adopt SAB 101 in the fourth quarter of fiscal 2001.

                               LECROY CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6.(A)        EXHIBITS

  Exhibit 3.3     Amendment to the By-Laws of the Registrant, dated August 16,
                  2000.

  Exhibit 10.33 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, dated August 16, 2000.

  Exhibit 10.34 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000.

  Exhibit 10.35 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000.

  Exhibit 10.36 Credit Agreement, dated October 11, 2000, between the Registrant and The Bank of New York, as Administrative Agent.

  Exhibit 27      Financial Data Schedule.

ITEM 6.(B)        REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LECROY CORPORATION

Date: November 3, 2000                    By: /S/ Raymond F. Kunzmann
                                                  -------------------
                                                  Raymond F. Kunzmann
                                                  Vice President and Chief
                                                  Financial Officer, Secretary
                                                  and Treasurer