Form 10-Q
period 2000-12-31
LECROY CORP
filed 2001-02-09
CIK 943580

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2000

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


                             YES _X_      NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                            OUTSTANDING AT JANUARY 22, 2001
            -----                            -------------------------------
Common stock, par value $.01 share                      8,481,293



===============================================================================

                               LeCROY CORPORATION

                                      INDEX

                                                                         Page
                                                                         ----
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                 Condensed Consolidated Balance Sheets                     3
                 Condensed Consolidated Statements of Operations           4
                 Condensed Consolidated Statements of Cash Flows           5
                 Notes to Condensed Consolidated Financial Statements    6 - 8

  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9 - 12

PART II          OTHER INFORMATION                                        13

                 Signatures                                               13

                               LeCROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,          June 30,
In thousands                                                                           2000                2000
-------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $   10,617        $    9,022
     Accounts receivable, net                                                            26,647            27,788
     Inventories, net                                                                    27,390            24,389
     Other current assets                                                                 2,916             1,953
     Net assets of discontinued operations                                                  481             5,025
                                                                                     ----------        ----------
             Total current assets                                                        68,051            68,177

Property and equipment, net                                                              15,444            15,093
Marketable securities                                                                     1,863             2,870
Other assets                                                                             16,152            14,709
                                                                                     ----------        ----------
TOTAL ASSETS                                                                         $  101,510        $  100,849
                                                                                     ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt                                                                    $        -          $ 11,000
     Accounts payable                                                                    18,262            16,309
     Accrued expenses and other liabilities                                              18,064            16,739
                                                                                     ----------        ----------
             Total current liabilities                                                   36,326            44,048

Other liabilities                                                                           974                 -

Redeemable convertible preferred stock                                                    8,669             8,492

Stockholders' equity:
     Common stock                                                                            84                78
     Additional paid-in capital                                                          48,077            41,911
     Warrants to purchase common stock                                                    3,214             1,848
     Accumulated other comprehensive loss                                                (5,690)           (4,629)
     Retained earnings                                                                    9,856             9,101
                                                                                     ----------         ---------
             Total stockholders' equity                                                  55,541            48,309
                                                                                     ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  101,510         $ 100,849
                                                                                     ==========         =========


     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended                  Six months ended
                                                                      December 31,                       December 31,
In thousands, except per share data                               2000            1999               2000            1999
-------------------------------------------------------------------------------------------    ------------------------------
Revenues:
      Digital oscilloscopes and related products                $  32,206       $ 26,973           $  58,563       $   50,596
      High energy physics products                                    778          1,320               1,765            2,757
      Service and other                                             1,678          1,642               3,468            3,488
                                                                ---------       --------           ---------      -----------
        Total revenues                                             34,662         29,935              63,796           56,841

Cost of sales                                                      16,920         15,739              31,416           29,636
                                                                ---------       --------           ---------      -----------
Gross profit                                                       17,742         14,196              32,380           27,205
Operating expenses:
      Selling, general and administrative                          11,488          9,508              21,377           18,421
      Research and development                                      3,884          3,287               7,764            7,261
                                                                ---------       --------           ---------      -----------
        Total operating expenses                                   15,372         12,795              29,141           25,682

Operating income                                                    2,370          1,401               3,239            1,523

Gain on sales of marketable securities                                  -          2,460                   -            2,460
Other (expense) income, net                                          (245)           449                (247)             239
                                                                ----------      --------           ------------   -----------
Income from continuing operations before income taxes               2,125          4,310               2,992            4,222
Provision for income taxes                                            414          1,362                 515            1,334
                                                                ---------       --------           ---------      -----------
Income from continuing operations                                   1,711          2,948               2,477            2,888
                                                                ---------       --------           ---------      -----------

Discontinued operations:
      Loss from discontinued operations, net of tax
         benefit of $412 and $1,111 in the second
         quarter and six months ended December 31, 1999         $       -       $   (733)          $  (2,399)        $ (2,368)

      Gain on sale                                                      -              -                 854                -
                                                                ---------       --------           ---------      -----------
      Loss from discontinued operations                                 -           (733)             (1,545)          (2,368)
                                                                ---------       --------           ---------      -----------
Net income                                                          1,711          2,215                 932              520
Charges related to convertible preferred stock                         88             85                 177              169
                                                                ---------       --------           ---------      -----------
Net income available to common stockholders                     $   1,623       $  2,130            $    755        $     351
                                                                =========       ========           =========      ===========

Income (loss) per common share - basic:
      Income from continuing operations                         $    0.19       $   0.37           $    0.28       $     0.35
      Loss from discontinued operations                                 -          (0.09)              (0.19)           (0.30)
                                                                ---------       --------           ---------      -----------
      Net income                                                $    0.19       $   0.28           $    0.09       $     0.05
                                                                =========       ========           =========       ==========
Income (loss) per common share - diluted:
      Income from continuing operations                         $    0.18       $   0.35           $    0.27       $     0.34
      Loss from discontinued operations                                 -          (0.09)              (0.18)           (0.28)
                                                                ---------       --------           ---------      -----------
      Net income                                                $    0.18       $   0.26           $    0.09       $     0.06
                                                                =========       ========           =========       ==========

Weighted average number of common shares:
      Basic                                                         8,490          7,738               8,321            7,723
      Diluted                                                       9,372          8,412               8,575            8,485

     See accompanying notes to condensed consolidated financial statements.

                               LeCROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                               December 31,
In thousands                                                                              2000             1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $   932          $   520
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                                         2,404            2,667
     Gain on sale of marketable securities                                                     -           (2,460)
     Change in operating asset and liability components:
          Accounts receivable                                                                276            4,274
          Inventories                                                                     (3,037)          (3,471)
          Prepaid expenses and other assets                                               (1,191)             503
          Accounts payable, accrued expenses and other liabilities, and deferred
             compensation                                                                 (1,131)          (3,609)
                                                                                         --------         -------
Net cash used by operating activities                                                     (1,747)          (1,576)
                                                                                         --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (2,546)          (3,147)
     Investment in computer software                                                        (956)            (381)
     Proceeds from sale of marketable securities                                               -            7,587
     Proceeds from sale of business segment                                               12,000                -
                                                                                         -------          -------
Net cash provided by investing activities                                                  8,498            4,059
                                                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                             -           (1,630)
     Borrowings under line of credit and capital leases                                      500            3,600
     Repayment of borrowings under line of credit                                        (11,000)               -
     Proceeds from the issuance of common stock                                            4,767                -
     Proceeds from exercise of stock option and purchase plans                               540              485
     Costs related to the issuance of preferred stock                                          -              (61)
                                                                                         -------          -------
Net cash (used in) provided by financing activities                                       (5,193)           2,394
                                                                                         -------          -------

Effect of exchange rate changes on cash                                                       37             (477)
                                                                                         -------          -------
     Increase in cash and cash equivalents                                                 1,595            4,400
     Cash and cash equivalents at beginning of the period                                  9,022            1,791
                                                                                         -------          -------
     Cash and cash equivalents at end of the period                                      $10,617          $ 6,191
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

2.       Discontinued Operations

     In August 2000, the Company announced its intention to divest its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. On August 25, 2000, the Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million in cash. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option-pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech will be discontinued. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a gain on the sale of the assets and business of $854,000.

     The Condensed Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment and to report them as "Loss from discontinued operations" for all periods presented. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million in fiscal 2001. In addition, the net assets of the Vigilant Networks segment that were sold in August 2000, along with the assets related to any remaining portion of the Vigilant Networks segment not included in the sale but which will be discontinued, have been reclassified as "Net assets of discontinued operations" on the Consolidated Balance Sheet for all periods presented.

                               LeCROY CORPORATION

                                   (Unaudited)

3.   Comprehensive Income (Loss)

     For the three months ended December 31, 2000, the Company's comprehensive income totaled $2.2 million, compared to a comprehensive loss of $1.4 million for the three months ended December 31, 1999. Comprehensive income for the three months ended December 31, 2000 included foreign currency translation gains of $1.0 million and unrealized losses on marketable equity securities classified as available for sale of $447,000. Comprehensive loss for the three months ended December 31, 1999 included foreign currency translation losses of $1.2 million and unrealized losses on marketable equity securities classified as available for sale of $2.4 million.

     For the six months ended December 31, 2000 the Company's comprehensive loss was $131,000 compared to a comprehensive income of $2.0 million for the six months ended December 31, 1999. The comprehensive loss for the six months ended December 31, 2000, included foreign currency translation losses of $309,000 and an unrealized loss on marketable equity securities classified as available for sale of $754,000. Comprehensive income for the six months ended December 31, 1999 included foreign currency translation losses of approximately $200,000 and unrealized gains on marketable equity securities classified as available for sale of $1.6 million.

     The cumulative foreign currency translation losses were $5.8 million at December 31, 2000 and $5.5 million at June 30, 2000. The cumulative unrealized gains on marketable equity securities classified as available for sale were $114,000 at December 31, 2000 and $868,000 at June 30, 2000.

4.   Inventories

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                         December 31,  June 30,
                                                             2000       2000
                                                           --------    -------
        Raw materials....................................  $  8,587    $ 6,863
        Work in process..................................     6,389      7,348
        Finished goods...................................    12,414     10,178
                                                            -------    -------
                                                            $27,390    $24,389
                                                            =======    =======

5.   Property and Equipment

     Property and equipment consist of the following:

                                                         December 31,  June 30,
                                                             2000       2000
                                                           --------    -------
        Land and building................................   $12,075    $11,729
        Furniture, machinery and equipment...............    27,376     28,098
                                                            -------    -------
                                                             39,451     39,827
        Less: Accumulated depreciation and amortization..   (24,007)   (24,734)
                                                            -------    -------
        Property and equipment, net......................   $15,444    $15,093
                                                            =======    =======

                               LeCROY CORPORATION

                                   (Unaudited)


6.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

                                                         December 31,  June 30,
                                                             2000        2000
                                                           --------    -------
        Compensation and benefits........................  $  6,159    $ 6,527
        Income taxes.....................................     3,565      3,247
        Other............................................     8,340      6,965
                                                            -------    -------
                                                            $18,064    $16,739
                                                            =======    =======
7.   Capital Stock

     In August 2000, the Company sold 517,520 shares of its Common Stock for gross proceeds of $5.2 million. Proceeds from this sale of securities were used to repay existing indebtedness, fund working capital requirements and other general corporate purposes.

     In July 2000, the Company issued 100,000 shares of its Common Stock to acquire all of the outstanding common stock of Lightspeed Electronics Corporation ("Lightspeed"). The acquisition of Lightspeed was recorded using the purchase method of accounting. The excess of cost over net assets acquired of $1.0 million is being amortized over five years.

8.   Sale of Marketable Equity Securities

     In a series of transactions in October 1999, the Company sold 2.691 million shares of marketable securities representing an investment in a strategic partner for net proceeds of approximately $7.6 million. As a result of this sale, the Company recorded a pretax gain of approximately $2.5 million in the second quarter of fiscal year 2000.

9.    New Pronouncements

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

                               LeCROY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Consolidated Results of Operations

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.


                                                                           Three Months Ended         Six Months Ended
                                                                              December 31,               December 31
                                                                            2000        1999           2000       1999
                                                                           -----       -----          -----      -----
Revenues:
     Digital oscilloscopes and related products........................     92.9%       90.1%          91.8%      89.0%
     High energy physics products......................................      2.2         4.4            2.8        4.9
     Service and other.................................................      4.9         5.5            5.4        6.1
                                                                           -----       -----          -----      -----
        Total revenues.................................................    100.0       100.0          100.0      100.0

Cost of sales..........................................................     48.8        52.6           49.2       52.1
                                                                           -----       -----          -----      -----
Gross profit ..........................................................     51.2        47.4           50.8       47.9

Operating expenses:
     Selling, general and administrative...............................     33.2        31.8           33.5       32.4
     Research and development..........................................     11.2        11.0           12.2       12.8
                                                                           -----       -----          -----      -----
        Total operating expenses.......................................     44.4        42.8           45.7       45.2

Operating income.......................................................      6.8         4.6            5.1        2.7

Gain on sale of marketable securities                                          -         8.2              -        4.3
Other (expense) income, net............................................     (0.7)        1.5           (0.4)        .4
                                                                           -----       -----          -----      -----
Income from continuing operations before income taxes..................      6.1        14.3            4.7        7.4
Provision for income taxes.............................................      1.2         4.5            0.8        2.3
                                                                           -----       -----          -----      -----
Income from continuing operations......................................      4.9         9.8            3.9        5.1

Discontinued operations:
  Loss from discontinued operations, net of tax........................        -        (2.4)          (3.8)      (4.2)
  Gain on Sale                                                                 -           -            1.4          -
                                                                           -----       -----          -----      -----
Net income.............................................................      4.9%        7.4%           1.5%       0.9%
                                                                           =====       =====          =====      =====


Comparison of the Three Months Ended December 31, 2000 and December 31, 1999

    Total revenues were $34.7 million for the second quarter of fiscal year 2001, compared to $29.9 million in the second quarter of fiscal year 2000, an increase of 15.8%, or $4.8 million. This increase, which was substantially all in Digital oscilloscopes and related products, was primarily due to the successful introduction of the new WavePro line of oscilloscopes.

    Gross Profit Margin was 51.2% in the second quarter of fiscal year 2001, compared to 47.4% in the second quarter of fiscal year 2000. This improvement was due primarily to a favorable mix of higher margin products such as the new WavePro line of oscilloscopes noted above.

    Selling, general and administrative expense increased by 20.8% or $2.0 million, from $9.5 million in the second quarter of fiscal 2000 to $11.5 million in the second quarter of fiscal year 2001. As a percentage of sales, selling general and administrative expenses were 33.2% in the second quarter of fiscal year 2001, compared to 31.8% in the second quarter of fiscal 2000. The increase as a percentage of sales was primarily due to the reduction in the amount of general and administrative costs allocated to the discontinued Vigilant operation.

    Research and development expense was $3.9 million in the second quarter of fiscal 2001, compared to $3.3 million in the second quarter of fiscal 2000, an increase of 18.2% or $597,000. As a percentage of sales, research and development expense increased from 11.0 % in the second quarter fiscal 2000 to 11.2% in the second quarter of fiscal 2001. This increase reflects higher spending in various categories including employment, patent research and filings and outsourced non-recurring engineering related to new product development.

    Other (expense) income, net was a net expense of $245,000 in the second quarter of fiscal 2001, compared with net income of $449,000 in the second quarter of fiscal 2000. This increase in net expense was due primarily to foreign exchange losses of $566,000 in the second quarter of fiscal 2001, compared to foreign exchange gains of $629,000 in the second quarter of fiscal year 2000. Partially offsetting the foreign exchange loss was net interest income of $112,000 in the second quarter of fiscal 2001, compared to net interest expense of $180,000 in the second quarter of fiscal year 2000, and a gain on the sale of miscellaneous assets of $208,000.

    As a result of the above, the Company reported income from continuing operations of $1.7 million in the second quarter of fiscal 2001, compared to income from continuing operations of $2.9 million in the second quarter of fiscal 2000. Included in the income from continuing operations in the second quarter of fiscal 2000 was a $2.5 million pre-tax gain on the sale of marketable securities.

    The Company's effective tax rate was 19.5% in the second quarter of fiscal 2001, compared to 31.6% in the second quarter of fiscal 2000. The lower effective tax rate in the current year reflects the use of tax loss carryforwards to offset U.S. based income.

Comparison of the Six Months Ended December 31, 2000 and December 31, 1999

    Total revenues were $63.8 million for the six months ended December 31, 2000, compared to $56.8 million for the six months ended December 31, 1999, an increase of 12.2% or $7.0 million. This increase was primarily due to the successful introduction of the new WavePro line of oscilloscopes in the second quarter of fiscal 2001, an improvement in the Data Storage market over a poor first half of fiscal 2000 and the continued strong growth in the Power Measurement and Communication markets.

    Gross profit margin was 50.8% for the six months ended December 31, 2000, compared to 47.9% for the six months ended December 31, 1999. This improvement was due to a favorable mix of higher margin products, such as the new WavePro line of oscilloscopes introduced in the second quarter of fiscal 2001, along with the absence of product discounting that occurred under the difficult market conditions existing in the first quarter of fiscal 2000.

    Selling, general and administrative expense increased by 16.0% or $3.0 million, from $18.4 million for the six months ended December 31, 2000 to $21.4 million for the six months ended December 31, 1999. As a percentage of sales, selling general and administrative expenses were 33.5% for the six months ended December 31, 2000 compared to 32.4% for the six months ended December 31, 1999. The increase as a percentage of sales was primarily due to the reduction in the amount of general and administrative costs allocated to the discontinued Vigilant operation.

    Research and development expense was $7.8 million for the six months ended December 31, 2000, compared to $7.3 million for the six months ended December 31, 1999, an increase of 6.9% or $503,000. This increase was due primarily to higher spending on outsourced non-recurring engineering related to new product development. As a percentage of sales, research and development expense decreased from 12.8% for the six months ended December 31, 1999 to 12.2% for the six months ended December 31, 2000 primarily due to the leveraging of costs over higher revenues.

    Other (expense) income, net was a net expense of $247,000 for the six months ended December 31, 2000, compared with net income of $239,000 for the six months ended December 31, 1999. This increase in net expense was due primarily to foreign exchange losses of $469,000 for the six months ended December 31, 2000 compared to foreign exchange gains of $650,000 for the six months ended December 31, 1999. Partially offsetting the foreign exchange loss for the six months ended December 31, 2000, was net interest income of $11,000, compared to net interest expense of $411,000 for the six months ended December 31, 1999, and a gain on the sale of miscellaneous assets of $208,000.

    As a result of the above, the Company reported income from continuing operations of $2.5 million for the six months ended December 31, 2000, compared to income from continuing operations of $2.9 million for the six months ended December 31, 1999. Included in the income from continuing operations for the six months ended December 31, 1999 was a $2.5 million pre-tax gain on the sale of marketable securities.

    The Company's effective tax rate was 17.2% for the six months ended December 31, 2000, compared to 31.6% for the six months ended December 31, 1999. The lower effective tax rate in the current year reflects the use of tax loss carryforwards to offset U.S. based income.

    During the first quarter of fiscal 2001, the Company decided to discontinue its Vigilant Networks segment and it closed on the sale of a substantial portion of its assets and business. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million for the six months ending December 31, 2000, compared to operating losses of $2.4 million, net of a $1.1 million tax benefit, for the six months ended December 31, 1999. The Company recorded a gain on the sale of the assets and business of the segment of $854,000 for the six months ended December 31, 2000.

Liquidity and Capital Resources

     Working capital was $31.7 million at December 31, 2000, which represented a working capital ratio of 1.9 to 1, compared to $24.1 million, or 1.5 to 1, at June 30, 2000.

     Net cash used by operating activities for the six months ended December 31, 2000 was $1.7 million, compared with $1.6 million for the six months ended December 31, 1999. Higher income from operations (before the gain on marketable securities) in fiscal 2001 was substantially offset by an increase in use of funds for working capital.

     Net cash provided by investing activities for the six months ended December 31, 2000 was $8.5 million, compared with $4.1 million for the comparable period of the prior year. The increase in cash provided by investing activities was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks segment in fiscal 2001, partially offset by the proceeds from the sale of marketable securities of $7.6 million in fiscal 2000.

     Net cash (used in) provided by financing activities for the six months ended December 31, 2000 was $(5.2) million, compared with $2.4 million in the six months ended December 31, 1999. The increase in cash used in financing activities was due to the repayment of borrowings under the Company's credit facility partially offset by the proceeds from the sale of 517,520 shares of the Company's Common Stock.

         On October 11, 2000, the Company closed on a three-year $15.0 million revolving line of credit with the Bank of New York, which will provide funds for general corporate purposes. Borrowings under this line will bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. There were no borrowings outstanding under this line of credit at December 31, 2000.

     The Company believes that its cash on hand, cash flow generated by its continuing operations and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

Risk Management

     The Company's investment in the common stock of Iwatsu, which is recorded in "Marketable securities" on the Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. As of December 31, 2000, Japanese stock market and currency fluctuations resulted in a cumulative increase of approximately $100,000 to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Consolidated Balance Sheet and, accordingly, not in net income or loss.

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

                               LeCROY CORPORATION


                           PART II. OTHER INFORMATION

Item 6.(a)             Exhibits

                       None




Item 6.(b)              Reports on Form 8-K

                        No current reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LECROY CORPORATION


Date:  February 12, 2001
                                    Raymond F. Kunzmann
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer