Form 10-K/A
period 2000-06-30
LECROY CORP
filed 2001-05-15
CIK 943580

===============================================================================

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

===============================================================================

                                EXPLANATORY NOTE

LeCroy Corporation hereby amends its Annual Report on Form 10-K for the year-end June 30, 2000 for the following:

* The accrual of the 12% compounding annual dividend on the Company's Redeemable Convertible Preferred Stock that is payable upon liquidation or redemption. As a result of recording this dividend, Net loss applicable to common stockholders has been increased by $1.2 million, Net income per diluted share from continuing operations was reduced by $0.13 and Net loss per diluted share increased by $0.21.

* To make certain reclassifications on the Consolidated Balance Sheet between Cash and Net assets of discontinued operations.

* To expand on various disclosures in Item 7 - Management's Discussion and Analysis and Item 8 - Financial Statements, regarding acquisition charges, the Company's Redeemable Convertible Stock, new accounting pronouncements, income taxes and segment data.


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

     The Company's top 25 product customers by market consist of the following:

      Communications                           Data Storage                     Other
      --------------                           ------------                     ------
           Ericsson Inc.                         Fujitsu                          Bruker Analytical Systems
           Hyundai Electronics                   Hitachi                          Infineon Technologies
           LG Electronics Co. Ltd.               IBM Corporation                  U.S. Airforce
           Lucent Technologies                   Maxtor Corporation
           Marconi                               Quantum Corporation
           Matsushita Electric                   Seagate Technologies
           Motorola, Inc.
           Nortel Networks                     Automotive
           Philips                             ----------
           Samsung Electronics                   Denso Corporation
           Sony Corporation                      Robert Bosch Corporation
           ST Microelectronics                   Siemens AG
           Toshiba

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

     The Company conducts research and development activities at its various facilities. The Company's research and development costs, which are expensed as incurred, were approximately $13.8 million, $13.9 million and $16.8 million in its fiscal years ended June 30, 2000, 1999 and 1998, respectively, which expenses represented 11.4%, 11.6% and 14.1% of total revenues, respectively, for such fiscal years. In addition, incident to an acquisition in fiscal 1998, there was a purchase of incomplete technology that resulted in a $1.6 million pre-tax charge, which was included in the Consolidated Statements of Operations as Acquisition charge. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

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

                                                 High          Low
                                                 ----          ---
           Fiscal Year 2000
                  First Quarter ............    $29.25       $15.13
                  Second Quarter ...........     18.00        10.38
                  Third Quarter ............     19.63        12.25
                  Fourth Quarter ...........     15.50         9.50

           Fiscal Year 1999
                  First Quarter ............    $23.75       $13.25
                  Second Quarter ...........     20.38        10.75
                  Third Quarter ............     24.75        15.25
                  Fourth Quarter ...........     25.44        13.25

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

In thousands, except per share data                                          Years Ended June 30,
                                                             2000       1999        1998        1997        1996
                                                            --------   ---------   ---------   ---------    --------
                                                          (Restated)
Statements of Operations Data:
Revenues:
     Digital oscilloscopes and related products..........   $110,237    $100,366   $ 101,584   $ 100,582  $   86,061
     High energy physics products........................      4,132       7,362       6,167       6,993      10,952
     Service and other...................................      7,031       6,863       6,331       5,552       4,478
     License fees........................................          -       4,900       5,500       4,000           -
                                                            --------   ---------   ---------   ---------    --------
        Total revenues...................................    121,400     119,491     119,582     117,127     101,491

Cost of sales (1)........................................     61,706      60,298      54,000      49,829      45,545
                                                            --------   ---------   ---------   ---------    --------
Gross profit ............................................     59,694      59,193      65,582      67,298      55,946
Operating expenses:
     Selling, general and administrative.................     38,998      37,511      37,645      39,115      34,623
     Research and development............................     13,811      13,867      16,812      14,208      12,639
     Restructuring and other (credit) charges, net  (2)..     (2,000)      6,788       5,852       3,857           -
     Acquisition charge  (3).............................          -           -       1,600           -           -
                                                            --------   ---------   ---------   ---------    --------
        Total operating expenses.........................     50,809      58,166      61,909      57,180      47,262
                                                            --------   ---------   ---------   ---------    --------

Operating income ........................................      8,885       1,027       3,673      10,118       8,684
Gain on sale of marketable securities....................      2,460           -           -           -           -
Other (expenses) income, net.............................       (276)        158          (3)        361        (134)
                                                            --------   ---------   ---------   ---------    --------
Income from continuing operations before income taxes
and extraordinary charge ................................     11,069       1,185       3,670      10,479       8,550
Provision for income taxes...............................      3,498       2,499       3,160       3,521       2,992
                                                            --------   ---------   ---------   ---------    --------
Income (loss) from continuing operations before
extraordinary charge.....................................       7,571     (1,314)        510       6,958       5,558
(Loss) income from discontinued operations, net of tax...    (11,009)     (5,474)     (2,390)        616         706
                                                            --------   ---------   ---------   ---------    --------
(Loss) income before extraordinary charge................     (3,438)     (6,788)     (1,880)      7,574       6,264
Extraordinary charge for early retirement of debt .......          -           -           -           -      (1,300)
                                                            --------   ---------   ---------   ---------    --------
Net (loss) income........................................     (3,438)     (6,788)     (1,880)      7,574       4,964
Charges related to convertible preferred stock...........      1,540       1,844           -           -           -
                                                            --------   ---------   ---------   ---------    --------
(Loss) income available to common stockholders...........   $ (4,978)  $  (8,632)  $  (1,880)  $   7,574   $   4,964
                                                            ========   =========   =========   =========   =========
Income (loss) per common share-basic:
     Income (loss) from continuing operations............   $   0.78   $   (0.41)  $    0.07    $   1.10    $   1.12
     Income (loss) from discontinued segment.............      (1.42)      (0.72)      (0.32)       0.10        0.14
     Extraordinary charge................................         -           -            -           -       (0.26)
                                                            --------   ---------   ---------   ---------    --------
     Net income (loss)...................................   $  (0.64)  $   (1.13)  $   (0.25)   $   1.20    $   1.00
                                                            ========   =========   =========   =========   =========
Income (loss) per common share-diluted:
     Income (loss) from continuing operations............   $   0.76   $   (0.41)   $   0.06    $   0.92    $   0.87
     Income (loss) from discontinued segment.............      (1.38)      (0.72)      (0.29)       0.08        0.11
     Extraordinary charge................................         -           -            -           -       (0.20)
                                                            --------   ---------   ---------   ---------    --------
     Net income (loss)...................................   $  (0.62)  $   (1.13)  $   (0.23)   $   1.00    $   0.78
                                                            ========   =========   =========   =========   =========
Weighted average number of shares:
     Basic   ............................................      7,749       7,621       7,375       6,299       4,957
     Diluted ............................................      7,977       7,621       8,055       7,541       6,373

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

(3)  See Note 15 to the Consolidated Financial Statements.


                                                                              Years Ended June 30,
                                                            -------------------------------------------------------
                                                             2000       1999        1998        1997         1996
                                                             ----       ----        ----        ----         ----
                                                                               (in thousands)
Balance Sheet Data:
Working capital(1)........................................  $ 24,129   $  31,516   $  27,697   $  41,978   $  33,412
Total assets..............................................   100,849      99,685      89,110      79,389      65,008
Total debt and capitalized leases.........................    11,000       8,200       2,294         160       5,910
Redeemable convertible preferred stock - (restated).......     9,692       8,152           -           -           -
Total stockholders' equity- (restated)....................    47,109      51,855      54,107      54,324      39,159

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

                                                                              Years Ended June 30,
                                                                           2000       1999       1998
                                                                          ------     ------     ------
Revenues:
     Digital oscilloscopes and related products........................     90.8%      84.0%      84.9%
     High energy physics products......................................      3.4        6.2        5.2
     Service and other.................................................      5.8        5.7        5.3
     License fees......................................................       -         4.1        4.6
                                                                          ------     ------     ------
        Total revenues.................................................    100.0      100.0      100.0

Cost of sales..........................................................     50.8       50.5       45.2
                                                                          ------     ------     ------
Gross profit ..........................................................     49.2       49.5       54.8

Operating expenses:
     Selling, general and administrative...............................     32.1       31.4       31.5
     Research and development..........................................     11.4       11.6       14.0
     Restructuring and other (credits) charges, net....................     (1.6)       5.6        4.9
     Acquisition charge  ..............................................        -          -        1.3
                                                                          ------     ------     ------
        Total operating expenses.......................................     41.9       48.6       51.7

Operating income.......................................................      7.3        0.9        3.1

Gain on sale of marketable securities..................................      2.0          -          -
Other (expenses) income, net...........................................     (0.2)       0.1          -
                                                                          ------     ------     ------
Income from continuing operations before income taxes..................      9.1        1.0        3.1
Provision for income taxes.............................................      2.9        2.1        2.7
                                                                          ------     ------     ------
Income (loss) from continuing operations...............................      6.2       (1.1)       0.4
Loss from discontinued operations, net of tax..........................    ( 9.0)     ( 4.6)     ( 2.0)
                                                                          ------     ------     ------
Net loss...............................................................     (2.8)%     (5.7)%     (1.6)%
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

     See "Restructuring and Other Charges (Credits)" below for a discussion and analysis of such amounts.

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

     The Company's effective tax rate was 31.6% in fiscal 2000, compared to 210.9% in fiscal 1999. The unusually high effective tax rate in fiscal 1999 was due primarily to certain restructuring and other charges for which a tax benefit was not recorded. In connection with recording the Vigilant Networks segment as a discontinued operation, the Company's consolidated tax provision was allocated between continuing and discontinued operations. As a result of such allocation, substantially all of the Company's continuing operation's U.S. tax provision in both fiscal 2000 and 1999 is offset by a tax benefit netted against losses from discontinued operations.

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

     See "Restructuring and Other Charges (Credits)" below for a discussion and analysis of such amounts.

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

     The Company's effective tax rate was 210.9% in fiscal 1999, compared to 86.1% in fiscal 1998. The unusually high effective tax rate in both fiscal 1999 and 1998 was due primarily to certain restructuring and other charges for which a tax benefit was not recorded. Partially offsetting this impact in fiscal 1998, was a favorable mix of earnings in various foreign jurisdictions with lower tax rates.

Restructuring and Other Charges (Credits)

Restructuring Charges (Credits)

     During fiscal year 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate the oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to the development of advanced technologies. In connection with this consolidation, the Company recorded total restructuring and other charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $0.9 million of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs were comprised of inventory write-offs of $2.2 million which were included in cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part-time employees and the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

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

Acquisition  Charge

     In October 1997 the Company acquired all of the assets of Preamble Instruments, Inc. of Beaverton, Oregon, a manufacturer of stand-alone differential amplifiers and probes, for approximately $1.8 million, of which approximately $411 was cash and 35,181 shares of the Company's common stock at $39.99 per share. Incident to the acquisition was the purchase of incomplete technology activities related to the development of four new probes that resulted in a one-time pretax charge of $1.6 million. Two of the potential new probes, to which $.4 million of the $1.6 million technology charge related, were completed and put into production during fiscal 1998. The remaining $1.2 million technology charge related to two probes in the early stages of development that the Company decided to abandon subsequent to the acquisition as a result of a re-evaluation of market potential and competition with other Company products already under development. The abandonment of these potential products did not have a significant impact on the expected return on the Company's investment in Preamble, which provided valuable expertise in probe technology and products for the power measurement market, nor did it have a significant impact on the expected results of operations and financial condition of the Company. The purchased incomplete technology that had not reached technological feasibility and which had no alternative future use was valued using a risk-adjusted cash flow model. Acquired complete technology of approximately $220 is being amortized over five years.

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

     Net cash provided by (used in) operating activities for the fiscal years ended June 30, 2000, 1999 and 1998 was $4.9 million, $(3.3) million and $(1.5)
million, respectively. The improvement in cash provided by operating activities in fiscal 2000 from fiscal 1999 was primarily due to working capital reductions partially offset by lower operating earnings before restructuring and other charges (credits). The increase in cash used by operations from fiscal 1998 to fiscal 1999 was primarily due to lower operating earnings before restructuring and other charges (credits), substantially offset by a reduction in working capital requirements.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses related to distribution rights and use of technology. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. The Company will change its accounting policy so that license fee revenue under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, will be recognized over the term of the related agreement. As such, under SAB 101, certain of the Company's previously recognized license fee revenue will be deferred and recognized in future periods over the term of the agreements. The Company will adopt SAB 101 during the fourth quarter of fiscal 2001. The Company's preliminary estimate is that the adoption of SAB 101 as of June 30, 2000 would result in a non-cash charge for the cumulative effect of a change in accounting principle of approximately $8.7 million. The cumulative adjustment will be amortized into revenue over the remaining terms of the license agreements, which range from approximately 2.5 years to 5.5 years. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

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

Forward Looking Statements

     This Form 10-K/A may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among other things,
(i) market trends in the Company's industries and the projected impact on the Company, (ii) the increasing importance of signal shape analysis; (iii) the Company's ability to meet its customers' evolving needs; (iv) the Company's position within its industries and ability to effectively compete; (v) the Company's ability to expand into new markets; (vi) the success of the Company's new product introductions; (vii) trends in the seasonality of the Company's sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) year 2000 compliance of the Company's products, and the impact of the year 2000 problem on the Company; (xii) sufficiency of the Company's cash flow and the availability of external financing sources to fund working capital and capital expenditure requirements; (xiii) trends affecting the Company's financial condition and results of operations; (xiv) the Company's business and growth strategies; (xv) the impact of adoption of accounting conventions; and (xvi) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," "is optimistic about," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-K/A, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the Company's ability to anticipate changes in the market; the Company's ability to negotiate new financing arrangements with lenders on terms that are acceptable; the Company's ability to attract and retain qualified personnel, including the Company's management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or the Company's business strategies; risks due to an interruption in supply or an increase in price for the Company's parts, components and sub-assemblies; the Company's ability to realize sufficient margins on the sales of its products, as well as other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those discussed in the section entitled "Risk Factors" in the Prospectus to Form S-3 Registration Statement No. 333-43690.

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

     As discussed in Note 11 to the accompanying consolidated financial statements, LeCroy Corporation restated its 2000 consolidated financial statements.

                                                       ERNST & YOUNG LLP


MetroPark, New Jersey
August 25, 2000, except
for the second paragraph
of Note 11, as to which
the date is May 8, 2001.

                               LeCROY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                        June 30,
                                                                                    2000        1999
                                                                                    ----        ----
                                                                                 (Restated)
                                        ASSETS
Current Assets:
     Cash and cash equivalents..................................................  $   9,051   $   1,791
     Accounts receivable, less allowance of $541 in 2000 and $518 in 1999.......     27,788      27,829
     Inventories, net...........................................................     24,389      25,102
     Other current assets.......................................................      1,953       3,059
     Net assets of discontinued operations......................................      4,996       6,486
                                                                                   --------    --------
          Total current assets..................................................     68,177      64,267

Property and equipment, net.....................................................     15,093      13,528
Marketable securities...........................................................      2,870       7,383
Other assets....................................................................     14,709      14,507
                                                                                   --------    --------
          Total assets..........................................................   $100,849    $ 99,685
                                                                                   ========    ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current debt...............................................................  $  11,000   $   1,600
     Accounts payable...........................................................     16,309      11,595
     Accrued expenses and other liabilities.....................................     16,739      19,556
                                                                                   --------    --------
          Total current liabilities.............................................     44,048      32,751

Long-term debt..................................................................          -       6,600
Deferred compensation...........................................................          -         327

Contingencies and commitments

Redeemable convertible preferred stock, $.01 par value (Authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value, $11,200,000
 at June 30, 2000)..............................................................      9,692       8,152

Stockholders' Equity:
     Common stock, $.01 par value (Authorized 45,000,000 shares; 7,802,694 and
        7,704,994 issued and outstanding in 2000 and 1999, respectively)........         78          77
     Additional paid-in capital.................................................     43,759      42,869
     Accumulated other comprehensive loss.......................................     (4,629)     (3,970)
     Retained earnings..........................................................      7,901      12,879
                                                                                   --------    --------
          Total stockholders' equity............................................     47,109      51,855
                                                                                   --------    --------
          Total liabilities and stockholders' equity............................   $100,849    $ 99,685
                                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                         Years Ended June 30,
                                                                                    2000        1999         1998
                                                                                    ----       -----        ----
Revenues:                                                                         (Restated)
     Digital oscilloscopes and related products.................................  $ 110,237   $ 100,366   $  101,584
     High energy physics products...............................................      4,132       7,362        6,167
     Service and other..........................................................      7,031       6,863        6,331
     License fees...............................................................          -       4,900        5,500
                                                                                  ---------   ---------   ----------
           Total revenues.......................................................    121,400     119,491      119,582

Cost of sales...................................................................     61,706      60,298       54,000
                                                                                  ---------   ---------   ----------
     Gross profit...............................................................     59,694      59,193       65,582
Operating expenses:
     Selling, general and administrative........................................     38,998      37,511       37,645
     Research and development...................................................     13,811      13,867       16,812
     Restructuring and other (credit) charges , net.............................     (2,000)      6,788        5,852
     Acquisition charge.........................................................          -           -        1,600
                                                                                  ---------   ---------   ----------
     Total operating expenses...................................................     50,809      58,166       61,909
                                                                                  ---------   ---------   ----------

Operating  income ..............................................................      8,885       1,027        3,673

Gain from sale of marketable securities.........................................      2,460           -            -
Other (expense) income, net.....................................................       (276)        158           (3)
                                                                                  ---------   ---------   ----------
Income from continuing operations before income taxes...........................     11,069       1,185        3,670
Provision for income taxes......................................................      3,498       2,499        3,160
                                                                                  ---------   ---------   ----------
Income (loss) from continuing operations........................................      7,571      (1,314)         510
Loss from discontinued operations, net of tax benefit of $2,730, $1,350 and
 $1,260 in 2000, 1999 and 1998, respectively....................................    (11,009)     (5,474)      (2,390)
                                                                                  ---------   ---------   ----------
Net loss.....................................................................        (3,438)     (6,788)      (1,880)
Charges related to convertible preferred stock...............................         1,540       1,844            -
                                                                                  ---------   ---------   ----------
Net loss applicable to common stockholders...................................      $ (4,978)  $  (8,632)  $   (1,880)
                                                                                  =========   =========   ==========

Income (loss) per common share-basic:
   Income (loss) from continuing operations.....................................   $   0.78   $   (0.41)  $     0.07
   Loss from discontinued segment...............................................      (1.42)      (0.72)       (0.32)
                                                                                  ---------   ---------   ----------
   Net loss.....................................................................   $  (0.64)  $   (1.13)  $    (0.25)
                                                                                  =========   =========   ==========
Income (loss) per common share-diluted:
   Income (loss) from continuing operations.....................................   $   0.76   $   (0.41)  $     0.06
   Loss from discontinued segment...............................................      (1.38)      (0.72)       (0.29)
                                                                                  ---------   ---------   ----------
   Net loss.....................................................................   $  (0.62)  $   (1.13)  $    (0.23)
                                                                                  =========   =========   ==========

Weighted average number of common shares:
Basic...........................................................................      7,749       7,621        7,375
Diluted.........................................................................      7,977       7,621        8,055


   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Amounts in thousands)

                                                                                            Accumulated
                                                Common Stock    Additional  Treasury Stock      Other
                                                --------------   Paid-in    --------------  Comprehensive  Retained
                                                Shares  Amount   Capital    Shares   Amount     Loss       Earnings    Total
                                                ------  ------   -------    ------   ------   --------     --------    ------
Balance at June 30, 1997 ..................      7,277   $  73   $33,642     (112)  $  (813)  $ (1,969)    $23,391    $54,324
Comprehensive loss:
    Net loss...............................                                                                 (1,880)    (1,880)
    Foreign currency translation...........                                                     (1,920)                (1,920)
    Unrealized loss on marketable securities                                                    (1,458)                (1,458)
Total comprehensive loss...................                                                                            (5,258)
Stock option and stock purchase plans......        257       3     2,729      112       813                             3,545
Issuance of stock for business acquisition.         35             1,407                                                1,407
Tax benefit from exercise of stock options.                           89                                                   89
                                                ------  ------   -------    ------   ------   --------     -------    -------
Balance at June 30, 1998...................      7,569      76    37,867                        (5,347)     21,511     54,107
Comprehensive loss:
    Net loss...............................                                                                 (6,788)    (6,788)
    Foreign currency translation...........                                                      (754)                   (754)
    Unrealized gain on marketable securities                                                     2,131                  2,131
                                                                                                                      -------
Total comprehensive loss...................                                                                            (5,411)
Stock option and stock purchase plans......        136       1     1,300                                                1,301
Tax benefit from exercise of stock options.                           30                                                   30
Issuance of warrants with preferred stock..                        1,848                                                1,848
Charges related to convertible preferred stock                     1,844                                    (1,844)
Securities offering costs..................                          (20)                                                 (20)
                                                 -----   -----   -------                       -------     -------    -------
Balance at June 30, 1999...................      7,705      77    42,869                        (3,970)     12,879     51,855
Comprehensive loss:
    Net loss...............................                                                                 (3,438)    (3,438)
    Foreign currency translation...........                                                       (853)                  (853)
    Unrealized gain on marketable securities                                                       194                    194
Total comprehensive loss...................                                                                            (4,097)
Stock option and stock purchase plans......         98       1       951                                                  952
Charges related to convertible
    preferred stock - (restated) ..........                                                                 (1,540)    (1,540)
Securities offering costs..................                          (61)                                                 (61)
                                                 -----   -----   -------                       -------      ------    -------
Balance at June 30, 2000...................      7,803   $  78   $43,759                       $(4,629)     $7,901    $47,109
                                                 =====   =====   =======                       =======      ======    =======

   The accompanying notes are an integral part of these financial statements.

                               LeCROY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                        Years Ended June 30,
                                                                                  ----------------------------------
                                                                                     2000       1999       1998
                                                                                     ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................................................  $  (3,438) $  (6,788) $  (1,880)
     Adjustments for noncash items included in operating activities:
        Depreciation and amortization............................................      5,868      4,769      3,818
        Restructuring (credits) provisions ......................................     (2,000)     7,380      7,298
        Acquisition  (credits) charges...........................................          -     (1,140)     3,100
        Deferred income taxes....................................................          -          -        640
        Gain on sale of marketable securities....................................     (2,460)         -          -
        Gain on disposal of fixed assets.........................................          -        (14)         -
     Change in operating asset and liability components:
        Accounts receivable......................................................      2,164     (1,874)    (8,253)
        Inventories..............................................................        186     (4,435)    (9,333)
        Other current and non-current assets.....................................      1,035       (400)       487
        Accounts payable, accrued expenses and other liabilities, and deferred
           compensation..........................................................      3,499       (801)     2,606
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by operating activities..............................      4,854     (3,303)    (1,517)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..........................................     (6,766)    (7,330)    (4,544)
     Business acquisitions, net of acquired cash ................................          -          -     (1,013)
     Investment in marketable securities ........................................          -          -     (7,054)
     Purchase of intangible assets ..............................................          -     (5,125)    (4,700)
     Investment in computer software ............................................     (1,463)    (1,217)    (1,952)
     Proceeds from the sale of marketable securities.............................      7,630          -          -
     Proceeds from disposal of property and equipment............................          -          -         19
                                                                                    --------   --------   --------
Net cash used in investing activities............................................       (599)   (13,672)   (19,244)
                                                                                    --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt...............................................     (1,575)      (710)     2,332
     Repayment of debt, capitalized leases and other.............................          -          -        (76)
     Borrowings under line of credit, net .......................................      4,400      6,600          -
     Proceeds from sale of preferred stock.......................................          -      9,980          -
     Proceeds from exercise of stock options and stock purchases.................        891      1,301      3,545
                                                                                   ---------  ---------  ---------
Net cash provided by financing activities........................................      3,716     17,171      5,801
                                                                                   ---------  ---------  ---------
Effect of exchange rates on cash favorable (unfavorable).........................       (711)      (300)    (3,029)
                                                                                   ---------  ---------  ---------
     Increase (decrease) in cash and cash equivalents............................      7,260       (104)   (17,989)
     Cash and cash equivalents at beginning of the year..........................      1,791      1,895     19,884
                                                                                   ---------  ---------  ---------
     Cash and cash equivalents at end of the year................................  $   9,051  $   1,791  $   1,895
                                                                                   =========  =========  =========
Supplemental Cash Flow Disclosure
Cash paid during the year for:
           Interest..............................................................  $   1,016  $     662  $      45
           Income taxes..........................................................        880      1,797      2,631
     Tax benefit of disqualifying dispositions of stock options.................           -         30         89

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

Per Share Information

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. Common stock equivalents, which are comprised of convertible preferred stock, employee stock options and warrants to purchase common stock, were 728,363, 308,000 and 680,000, in fiscal years 2000, 1999 and 1998, respectively.
In fiscal 2000, 500,000 of such common stock equivalents and in fiscal 1999 all common stock equivalents were excluded from the loss per common share calculation because the effect would be anti-dilutive.

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

New Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses related to distribution rights and use of technology. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. The Company will change its accounting policy so that license fee revenue under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, will be recognized over the term of the related agreement. As such, under SAB 101, certain of the Company's previously recognized license fee revenue will be deferred and recognized in future periods over the term of the agreements. The Company will adopt SAB 101 during

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

the fourth quarter of fiscal 2001. The Company's preliminary estimate is that the adoption of SAB 101 as of June 30, 2000 would result in a non-cash charge for the cumulative effect of a change in accounting principle of approximately $8.7 million. The cumulative adjustment will be amortized into revenue over the remaining terms of the license agreements, which range from approximately 2.5 years to 5.5 years. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

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

2. Restructuring and Other Charges

     During fiscal year 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate the oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to develop advanced technologies. In connection with this consolidation, the Company recorded total restructuring and other charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $0.9 million of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs were comprised of inventory write-offs of $2.2 million, which were included in cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part-time employees and the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

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

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

3. Inventories

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                               June 30,
                                              ----------
                                        2000                1999
                                    -----------        -----------
          Raw materials .........   $     6,863        $     9,059
          Work in process .......         7,348              4,776
          Finished goods ........        10,178             11,267
                                    -----------        -----------
                                    $    24,389        $    25,102
                                    ===========        ===========

     The allowance for excess and obsolete inventory included above amounted to $2,937 in 2000 and $3,260 in 1999.

4. Property and Equipment

     Property and equipment consist of the following:

                                                                              June 30,
                                                                             ----------
                                                                      2000             1999
                                                                      ----             ----
          Land and building ...................................   $    11,729      $     9,281
          Furniture, machinery and equipment...................        28,098           26,958
                                                                  -----------      -----------
                                                                       39,827           36,239
          Less: Accumulated depreciation and amortization .....       (24,734)         (22,711)
                                                                  -----------      -----------
          Property and equipment, net..........................   $    15,093      $    13,528
                                                                  ===========      ===========

5. Other Assets

     Other assets consist of the following:

                                                                              June 30,
                                                                             ----------
                                                                      2000             1999
                                                                      ----             ----
          Manufacturing and distribution rights, net...........   $     8,889      $     9,470
          Computer software for internal use...................         3,719            2,256
          Excess of cost over net assets acquired, net.........         1,031            1,461
          Other................................................         1,070            1,320
                                                                  -----------      -----------
                                                                  $    14,709      $    14,507
                                                                  ===========      ===========

     The excess of cost over net assets acquired is net of accumulated amortization of $841 and $411 for fiscal 2000 and fiscal 1999, respectively. Manufacturing and distribution rights are net of accumulated amortization of $591 and $173 for fiscal 2000 and fiscal 1999, respectively.

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

6. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

                                                                              June 30,
                                                                             ----------
                                                                      2000             1999
                                                                      ----             ----
              Compensation and benefits........................   $     6,527      $     6,903
              Deferred revenue.................................         1,131            1,644
              Restructuring....................................           328            3,420
              Income taxes.....................................         3,247            3,194
              Warranty.........................................         1,608            1,822
              Other............................................         3,898            2,573
                                                                  -----------      -----------
                                                                  $    16,739      $    19,556
                                                                  ===========      ===========

7. Income Taxes

     The components of income from continuing operations before income taxes are as follows:

                                                                             2000          1999           1998
                                                                             ----          ----           ----
Domestic................................................................    $  4,913       $   5,165    $     523
Foreign.................................................................       6,156          (3,980)       3,147
                                                                            --------       ---------    ---------
                                                                            $ 11,069       $   1,185    $   3,670
                                                                            ========       =========    =========

     The provision for income taxes from continuing operations for the fiscal year June 30 is as follows:

                                                                             2000          1999           1998
                                                                             ----          ----           ----

Current US:
   State................................................................     $   490         $   208     $    314
   Federal .............................................................       2,540           1,083            -
Current Foreign.........................................................         468             543          880
Deferred Foreign........................................................           -             665          340
                                                                            --------       ---------    ---------
                                                                            $  3,498       $   2,499    $   3,160
                                                                            ========       =========    =========

     In connection with recording the Vigilant Networks segment as a discontinued operation, the Company's consolidated tax provision was allocated between continuing and discontinued operations. Included in the loss from discontinued operations on the Consolidated Statements of Operations are net tax benefits of $2,730, $1,350 and $1,260 in fiscal years 2000, 1999 and 1998, respectively.

     The reconciliation between U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows:

                                                                             2000          1999           1998
                                                                             ----          ----           ----
Tax at U.S. federal statutory rate......................................    $  3,874       $     415    $   1,285

Increase (reduction) to statutory tax rate from:

     Difference between U.S. and foreign rates..........................          21            (365)      (1,411)
     Tax effect of  restructuring.......................................      (1,156)          1,966        2,344
     Change in valuation allowances.....................................        (160)            321        1,306
     Repatriation of foreign earnings...................................         444               -            -
     State taxes .......................................................         319             135          204
     Other, net.........................................................         156              27         (568)
                                                                            --------       ---------    ---------
Income tax expense......................................................    $  3,498       $   2,499    $   3,160
                                                                            ========       =========    =========

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

     Significant components of the Company's deferred tax assets as of June 30, 2000 and 1999 were as follows:

                                                      2000             1999
                                                  -----------       ---------
Federal and state loss and credit carryforwards.. $     7,149       $   5,018
Foreign loss and credit carryforwards............       2,218           1,633
Inventory and other reserves.....................       2,802           4,049
                                                  -----------       ---------
Total deferred tax assets........................      12,169          10,700
Valuation allowance..............................     (12,169)        (10,700)
                                                  -----------       ---------
Net deferred tax assets.......................... $         -       $       -
                                                  ===========       =========

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

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

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

                                                  Options Outstanding                        Options Exercisable
                                                   at June 30, 2000                           At June 30, 2000
                                      ---------------------------------------------      -----------------------------
                                                       Weighted      Weighted                            Weighted
                                                        Average       Average                             Average
                                         Number of     Exercise     Contractual            Number of     Exercise
           Range                         Shares          Price     Life (years)             Shares         Price
           -----                         -------         -----     ------------             -------        -----
   $  5.95   -  $ 12.00                      299,821    $  6.69          4.48                295,813      $   6.67
   $ 12.01   -  $ 24.00                    1,927,172      17.90          8.22                591,844         20.73
   $ 24.01   -  $ 32.25                       96,000      30.90          6.69                 77,001         30.98
                                         -----------    -------                            ---------      --------
     Total                                 2,322,993    $ 16.99                              964,658      $  17.23
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

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000, 1999 and 1998 is amortized to expense over the option vesting periods. The weighted-average grant date fair value of options granted during fiscal years 2000, 1999 and 1998 was $7.47, $8.47 and $10.87, respectively. The Company's pro forma information follows:

                                                                                     2000       1999        1998
                                                                                     -----      ----        ----
                                                                                  (Restated)
Pro forma net loss applicable to common stockholders............................  $ (8,264)   $(12,999)    $ (4,308)
Pro forma loss  per common share applicable to common stockholders:
     Basic ....................................................................   $  (1.07)   $  (1.71)    $  (0.58)
     Diluted ..................................................................   $  (0.84)   $  (1.71)    $  (0.53)

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

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

 11. Redeemable Convertible Preferred Stock

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20 million, provided that the price per share is at least $28 if the public offering takes place prior to the first anniversary of the closing, at least $36 prior to the second anniversary of the Closing and at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the preferred stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at June 30, 2000 was $11.2 million.

     During fiscal 2000, the Company did not reflect the accrual of the 12% compounding annual dividend that would be paid under the circumstances described above. Based on recent communications provided by the Securities and Exchange Commission to the Company regarding the required accounting for such dividends, the Company has restated its historical financial statements to reflect the amount that should have been accrued since July 1, 1999. The accrual of this dividend does not impact net income since such dividends are charged directly to retained earnings. This dividend has increased Net loss applicable to common stockholders by $1.2 million. Net income per diluted share from continuing operations was reduced by $0.13 and Net loss per diluted share increased by $0.21. Net income per basic share from continuing operations was reduced by $0.15 and Net loss per basic share increased by $0.15.

     In connection with the preferred stock, the Company issued 250,000 fully exercisable warrants to purchase shares of Common Stock at an exercise price of $20. On the Closing, the Company used the Black Scholes option pricing model to assign an aggregate value of $1.8 million to the 250,000 warrants. As such, $1.8 million of the $10 million proceeds was allocated to additional paid-in capital and the remaining $8.2 million was allocated to redeemable preferred stock. The value assigned to the warrants of $1.8 million will accrete to the value of the preferred stock over five years. This will result in a non-cash charge to net income of approximately $360,000 per year to arrive at net income available to common stockholders.

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

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

     In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock, through payroll deductions, at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase stock will terminate on July 7, 2005. To date, 245,623shares have been issued under the Employee Stock Purchase Plan and 189,160 shares were available for future issuance.

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

     Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                               2000            1999           1998
                               ----            ----           ----
North America ........     $  45,106       $   51,068      $  46,557
Europe ...............        34,674           35,652         31,019
Other foreign  .......        41,620           32,771         42,006
                           ---------       ----------      ---------
     Total............     $ 121,400       $  119,491      $ 119,582
                           =========       ==========      =========

       Total assets by geographic area are as follows:

                                                 2000           1999
                                              ---------     ----------
North America ..........................      $  67,445     $   67,115
Europe .................................         25,512         25,502
Other foreign ..........................          7,892          7,068
                                              ---------     ----------
      Total ............................      $ 100,849     $   99,685
                                              =========     ==========

     Other foreign revenues consist principally of sales from Japan and Asia. One customer accounted for 12% of the Company's revenue in fiscal 1998. Revenues attributable to Canada and Mexico are included in North America and represent less than 7% and .2% of North American revenues, respectively. Revenue attributable to individual countries that account for 10% or more of total revenues in fiscal 2000 include the United States ($42.5 million), Japan ($22.7 million) and Germany ($12.5 million); in fiscal 1999 include the United States ($50.5 million), Japan ($19.7 million) and Germany ($14.1 million); and in fiscal 1998 include the United States ($46.1 million) and Japan ($25.2 million).

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

                               LeCROY CORPORATION

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

                               LeCROY CORPORATION

                 (in thousands, except share and per share data)

16. Quarterly Results of Operations (Unaudited)

     Summarized unaudited quarterly operating results for fiscal year 2000 and 1999 are as follows:

                                                                      Quarters Ended
                                        ----------------------------------------------------------------------------
                                                  Fiscal Year 1999                      Fiscal Year 2000
                                        Sept. 30, Dec. 31  Mar. 31, June 30, Sept. 30 Dec. 31,  Mar. 31   June 30,
                                          1998      1998    1999     1999    1999 (1)  1999 (1) 2000 (1)  2000 (1)
                                          ----      ----    ----     ----    --------  -------- --------  --------
                                                        (in thousands, except for per share data)
Revenues
  Digital oscilloscopes and related      $24,126    $23,009 $25,534  $27,697   $23,623  $26,973   $28,343  $31,298
    products...........................
  High energy physics products.........    1,498     2,038    2,313    1,513     1,437    1,320       828      547
  Service and other....................    1,505     1,730    1,781    1,847     1,846    1,642     1,860    1,683
  License fees.........................        -     2,500    2,400        -         -        -         -        -
                                         -------    ------  -------  -------   -------  -------    ------  -------
     Total revenues....................   27,129    29,277   32,028   31,057    26,906   29,935    31,031   33,528
                                         -------    ------  -------  -------   -------  -------    ------  -------

Cost of sales..........................   13,320    13,887   17,280   15,811    13,897   15,739    14,879   17,191
                                         -------    ------  -------  -------  -------- --------  -------- --------
      Gross profit.....................   13,809    15,390   14,748   15,246    13,009   14,196    16,152   16,337
Selling, general and administrative
expenses...............................    9,311     8,046    9,966   10,188     8,913    9,508     9,792   10,785
Research and development expenses......    3,338     2,969    3,590    3,970     3,974    3,287     3,460    3,090
Restructuring and other (credits) charges      -         -    8,546   (1,758)        -        -         -   (2,000)
                                         -------    ------  -------  -------   ------- --------  --------  -------
  Operating income ....................    1,160     4,375   (7,354)   2,846       122    1,401     2,900    4,462
Gain from sale of marketable securities        -                  -        -         -    2,460         -        -
Other (expenses) income , net..........     (343)      150      194      157      (210)     449       (85)    (430)
                                         --------   ------  -------  -------   ----------------    ------- -------
Income from continuing operations
before income taxes....................      817     4,525   (7,160)   3,003       (88)   4,310     2,815    4,032
Provision (benefit) for income taxes...      201     1,115      876      307       (28)   1,362       890    1,274
                                         -------    ------  -------  -------   -------- -------    ------  -------
Income (loss) from continuing                616     3,410   (8,036)   2,696       (60)   2,948     1,925    2,758
operations.............................
(Loss) income from discontinued
operations, net of tax.................     (835)   (1,244)    (819)  (2,576)   (1,635)    (733)   (2,856)  (5,785)
                                         -------    ------  -------  -------   -------  -------    ------  -------
Net (loss) income......................     (219)    2,166   (8,855)     120    (1,695)   2,215      (931)  (3,027)
Charges related to convertible
preferred stock........................        -         -        -    1,844       384      385       385      386
                                         -------    ------  -------  -------   -------  -------    ------  -------
(Loss) income available to common
stockholders...........................  $  (219)   $2,166  $(8,855) $(1,724)  $(2,079) $ 1,830   $(1,316) $(3,413)
                                         =======    ======  =======  =======   =======  =======   =======  =======
Income (loss) per common share-basic:
  Income (loss) from continuing
    operations.........................  $  0.08    $ 0.45  $ (1.05) $  0.11   $ (0.06) $  0.33   $  0.20  $  0.30
  Income (loss) from discontinued
    segment............................    (0.11)    (0.16)   (0.11)   (0.33)    (0.21)   (0.09)    (0.37)   (0.74)
                                         -------    ------  -------  -------   -------  -------    ------  -------
  Net income (loss) ...................  $ (0.03)   $ 0.29  $ (1.16) $ (0.22)  $ (0.27) $  0.24   $ (0.17) $ (0.44)
                                         =======    ======  =======  =======   =======  =======   =======  =======
Income (loss) per common share-diluted:
  Income (loss) from continuing
    operations.........................  $  0.08    $ 0.43  $ (1.05) $  0.11   $ (0.06) $  0.32   $  0.19  $  0.30
  Income (loss) from discontinued
    segment............................    (0.11)    (0.16)   (0.11)   (0.33)    (0.21)   (0.09)    (0.36)   (0.73)
                                         -------    ------  -------  -------   -------  -------    ------  -------
  Net income (loss) ...................  $ (0.03)   $ 0.27  $ (1.16) $ (0.22)  $ (0.27) $  0.23   $ (0.17) $ (0.43)
                                         =======    ======  =======  =======   =======  =======   =======  =======
Weighted average number of shares:
Basic..................................    7,572     7,605    7,629    7,683     7,708    7,738     7,757    7,792
Diluted................................    7,914     7,861    7,629    7,683     7,708    7,912     7,991    7,924

(1) - Net (loss) income available to common stockholders has been restated to reflect dividends on the cumulative redeemable preferred stock of $300,000 for each quarter in fiscal 2000. The effect on Net (loss) income from continuing operations per diluted share was an (increase) in net (loss) or reduction in net income of $(0.04) in the first quarter, $0.03 in the second quarter, $0.04 in the third quarter and $0.03 in the fourth quarter of fiscal 2000. The effect on Net (loss) income from continuing operations per basic share was an (increase) in net (loss) of $(0.04) in the first quarter, and a reduction in net income of $0.04 in the second, third and fourth quarters of fiscal 2000.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       The following documents are filed as part of this report:

       (a) (1)    Financial Statements -- See Index to Financial Statements at
                  Item 8 of this report.

       (a) (2)    Financial Statement Schedules

       Schedule II:        Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

     (a) (3)      Exhibits

     The following exhibits are filed with this report:

Exhibit
Number                           Description
------                           ------------
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

3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

4.1 Share Purchase Agreement, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board.

4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation.

4.3 Warrant, dated August 16, 2000, issued to SG Cowen Securities Corporation to purchase 20,701 shares of the Registrant's Common Stock.

4.4 Warrant, dated August 25, 2000, issued to Big T-2 Company LLC to purchase 200,000 shares of the Registrant's Common Stock, filed as
              Exhibit 10.3 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

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

10.22 Series A Convertible, Redeemable Preferred Stock Purchase Agreement dated as of June 30, 1999 between the registrant and the purchasers named therein and is incorporated herein by reference.

10.23 First Amendment dated June 12, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.23 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.24 Second Amendment dated September 7, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.24 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.25 Third Amendment dated April 19, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.25 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.26 Fourth Amendment dated May 5, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.26 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.27 Fifth Amendment dated May 18, 2000 to the Amended and Restated Multicurrency Credit Agreement between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.27 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.28 Term Loan Agreement dated May 12, 2000 between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.28 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

10.29 First Amendment dated May 18, 2000 to the Term Loan Agreement between the Company, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.29 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

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

                               LeCROY CORPORATION

May 15, 2001               By /S/ RAYMOND F. KUNZMANN
                              -----------------------
                               Raymond F. Kunzmann
                Vice President-Finance, Chief Financial Officer,
                             Secretary and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                 Title                                  Date
               ---------                                -------                                 ----
  /S/ CHARLES A. DICKINSON                Chairman of the Board and Director                May 15, 2001
-----------------------------------
     Charles A. Dickinson

  /S/ LUTZ P. HENCKELS                    President, Chief Executive Officer                May 15, 2001
-----------------------------------                  and Director
     Lutz P. Henckels                        (Principal Executive Officer)

  /S/ RAYMOND F. KUNZMANN                   Vice President - Finance, Chief                 May 15, 2001
-----------------------------------          Financial Officer, Secretary
     Raymond F. Kunzmann                            and Treasurer
                                            (Principal Accounting Officer)

  /S/ ROBERT E. ANDERSON                               Director                             May 15, 2001
-----------------------------------
     Robert E. Anderson

  /S/ WALTER O. LECROY, JR.                            Director                             May 15, 2001
-----------------------------------
     Walter O. LeCroy, Jr.

  /S/ DOUGLAS A. KINGSLEY                              Director                             May 15, 2001
-----------------------------------
     Douglas A. Kingsley

  /S/ WILLIAM G. SCHEERER                              Director                             May 15, 2001
-----------------------------------
     William G. Scheerer

  /S/ ALLYN C. WOODWARD JR.                            Director                             May 15, 2001
---------------------------
     Allyn C. Woodward, Jr.