Form 10-Q/A
period 2000-09-30
LECROY CORP
filed 2001-05-15
CIK 943580

================================================================================

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

================================================================================

                               LECROY CORPORATION

                                EXPLANATORY NOTE

LeCroy Corporation hereby amends its Quarterly Report on Form 10-Q for the quarters ended on September 30, 2000 and 1999 for the accrual of the 12% compounding annual dividend on the Company's Redeemable Convertible Preferred Stock which is payable upon liquidation or redemption. As a result of recording this dividend, Net loss available to common stockholders has been increased by $336,000 and $300,000 for the first quarters of fiscal 2001 and 2000, respectively, or $0.04 per diluted share from continuing operations (see Note 8 to the Condensed Consolidated Financial Statements).

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

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,         June 30,
In thousands                                                                           2000                2000
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)          (Restated)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $   17,263        $    9,051
     Accounts receivable, net                                                            23,069            27,788
     Inventories, net                                                                    25,420            24,389
     Other current assets                                                                 2,261             1,953
     Net assets of discontinued operations                                                  820             4,996
                                                                                     ----------        ----------
             Total current assets                                                        68,833            68,177

Property and equipment, net                                                              14,731            15,093
Marketable securities                                                                     2,364             2,870
Other assets                                                                             15,579            14,709
                                                                                     ----------        ----------
TOTAL ASSETS                                                                         $  101,507        $  100,849
                                                                                     ==========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt                                                                    $    3,149        $   11,000
     Accounts payable                                                                    17,651            16,309
     Accrued expenses and other liabilities                                              18,341            16,739
                                                                                     ----------        ----------
             Total current liabilities                                                   39,141            44,048

Deferred compensation                                                                       768                 -

Redeemable convertible preferred stock                                                   10,116             9,692

Stockholders' equity:
     Common stock                                                                            83                78
     Additional paid-in capital                                                          47,709            41,911
     Warrants to purchase common stock                                                    3,214             1,848
     Accumulated other comprehensive loss                                                (6,221)           (4,629)
     Retained earnings                                                                    6,697             7,901
                                                                                     ----------        ----------
             Total stockholders' equity                                                  51,482            47,109
                                                                                     ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  101,507        $  100,849
                                                                                     ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended
                                                                                            September 30,
In thousands, except per share data                                                   2000                 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                   (Restated)          (Restated)
Revenues:
     Digital oscilloscopes and related products                                      $ 26,356            $ 23,623
     High energy physics products                                                         987               1,437
     Service and other                                                                  1,790               1,846
                                                                                     --------            --------
          Total revenues                                                               29,133              26,906
Cost of sales                                                                          14,495              13,897
                                                                                     --------            --------
Gross profit                                                                           14,638              13,009
Operating expenses:
     Selling, general and administrative                                                9,889               8,913
     Research and development                                                           3,881               3,974
                                                                                     --------            --------
              Total operating expenses                                                 13,770              12,887
                                                                                     --------            --------
Operating income                                                                          868                 122

Other expenses, net                                                                         2                 210
                                                                                     --------            --------
Income (loss) from continuing operations before income taxes                              866                 (88)
Provision (benefit) for income taxes                                                      100                 (28)
                                                                                     --------            --------
Income (loss) from continuing operations                                                  766                 (60)

Discontinued operations:
       Loss from discontinued operations, net of tax benefit
         of  $699 in fiscal 2000                                                       (2,399)             (1,635)
       Gain on sale                                                                       854                   -
                                                                                     --------            --------
       Loss from discontinued operations                                               (1,545)             (1,635)
                                                                                     --------            --------
Net loss                                                                                 (779)             (1,695)
Charges related to convertible preferred stock                                            425                 384
                                                                                     --------            --------
Net loss applicable to common shareholders                                           $ (1,204)           $ (2,079)
                                                                                     ========            ========
Loss per basic and diluted common share:
      Income (loss) from continuing operations                                       $   0.04            $  (0.06)
      Loss from discontinued operations                                                 (0.19)              (0.21)
                                                                                     --------            --------
      Net loss                                                                       $  (0.15)           $  (0.27)
                                                                                     ========            ========
Weighted average number of basic and diluted common shares outstanding                  8,153               7,708

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                               September 30,
In thousands                                                                              2000             1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $  (779)         $(1,695)
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                                         1,217            1,322
     Change in operating asset and liability components:
          Accounts receivable                                                              2,956            4,130
          Inventories                                                                     (1,137)          (3,219)
          Prepaid expenses and other assets                                                 (708)            (250)
          Accounts payable, accrued expenses and other liabilities, and deferred
             Compensation                                                                 (1,278)             (41)
                                                                                         -------          -------
Net cash provided by operating activities                                                    271              247
                                                                                         -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (999)          (1,464)
     Investment in computer software                                                        (377)            (206)
     Proceeds from sale of business segment                                               12,000                -
                                                                                         -------          -------
Net cash provided by (used in) investing activities                                       10,624           (1,670)
                                                                                         -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                           149             (899)
     Borrowings under line of credit                                                           -            4,900
     Repayment of borrowings under line of credit                                         (8,000)               -
     Proceeds from the issuance of common stock                                            4,770                -
     Proceeds from exercise of stock options                                                 165               80
     Costs related to the issuance of preferred stock                                          -              (47)
                                                                                         -------          -------
Net cash (used in ) provided by financing activities                                      (2,916)           4,034
                                                                                         -------          -------
Effect of exchange rate changes on cash                                                      233              216
                                                                                         -------          -------
     Increase in cash and cash equivalents                                                 8,212            2,827
     Cash and cash equivalents at beginning of the period                                  9,051            1,791
                                                                                         -------          -------
     Cash and cash equivalents at end of the period                                      $17,263          $ 4,618
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K, 10K/A and Annual Report as of June 30, 2000.

     This Form 10-Q/A contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; risks due to an interruption in supply or an increase in price for the Company's parts, components and subassemblies; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

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

3.   COMPREHENSIVE INCOME (LOSS)

     For the three months ended September 30, 2000, the Company's comprehensive loss totaled $2.4 million, compared to a comprehensive income of $3.3 million for the three months ended September 30, 1999. Comprehensive loss for the three months ended September 30, 2000 included foreign currency translation losses of $1.3 million and unrealized losses on marketable equity securities classified as available for sale of $307,000. Comprehensive income for the three months ended September 30, 1999 included foreign currency translation gains of $1.0 million and unrealized gains on marketable equity securities classified as available for sale of $4.0 million. The cumulative foreign currency translation losses were $6.8 million at September 30, 2000 and $5.5 million at June 30, 2000. The cumulative unrealized gains on marketable equity securities classified as available for sale were $561,000 at September 30, 2000 and $868,000 at June 30, 2000.

                               LECROY CORPORATION

                                   (UNAUDITED)

4.   INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                       September 30,        June 30,
                                                                           2000               2000
                                                                           ----               ----
        Raw materials................................................   $  7,440           $  6,863
        Work in process..............................................      6,810              7,348
        Finished goods...............................................     11,170             10,178
                                                                        --------           --------
                                                                        $ 25,420           $ 24,389
                                                                        ========           ========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       September 30,        June 30,
                                                                           2000               2000
                                                                           ----               ----
        Land and building............................................   $ 11,821           $ 11,729
        Furniture, machinery and equipment...........................     26,285             28,098
                                                                        --------           --------
                                                                          38,106             39,827
        Less: Accumulated depreciation and amortization..............    (23,375)           (24,734)
                                                                        --------           --------
        Property and equipment, net..................................   $ 14,731           $ 15,093
                                                                        ========           ========

 6.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                       September 30,        June 30,
                                                                           2000               2000
                                                                           ----               ----
        Compensation and benefits....................................   $  5,979           $  6,527
        Income taxes.................................................      3,067              3,247
        Other........................................................      9,295              6,965
                                                                        --------           --------
                                                                        $ 18,341           $ 16,739
                                                                        ========           ========

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

                               LECROY CORPORATION

                                   (UNAUDITED)

8.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

     Through the second quarter of fiscal 2001, the Company did not reflect the accrual of the 12% compounding annual dividend that would be paid under the circumstances described above. Based on recent communications provided by the Securities and Exchange Commission to the Company regarding the required accounting for such dividends, the Company has restated its historical financial statements to reflect the amount that should have been accrued since July 1, 1999. The accrual of this dividend does not impact net income since such dividends are charged directly to retained earnings. This dividend has increased Net loss available to common stockholders by $336,000 and $300,000 for the first quarters of fiscal 2001 and 2000, respectively, or $0.04 per basic and diluted share from continuing operations for each period.

9.   SUBSEQUENT EVENTS

     On October 11, 2000, the Company closed on a three-year $15.0 million revolving line of credit with the Bank of New York, which will provide funds for general corporate purposes. Borrowings under this line will bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio.

10.  NEW PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses related to distribution rights and use of technology. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. The Company will change its accounting policy so that license fee revenue under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, will be recognized over the term of the related agreement. As such, under SAB 101, certain of the Company's previously recognized license fee revenue will be deferred and recognized in future periods over the term of the agreements. The Company estimates that the adoption of SAB 101 in the fourth quarter of fiscal 2001, effective as of the beginning of the year, will result in a non-cash charge for the cumulative effect of a change in accounting principle of approximately $8.7 million. This cumulative adjustment will be amortized into revenue over the remaining terms of the license agreements, which range from approximately 2.5 years to 5.5 years. As a result, revenue and pre-tax income before the cumulative effect of a change in accounting principle will increase by $474,000 per quarter, or $1.9 million, in fiscal 2001. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $1.9 million in fiscal 2002, $1.7 million in fiscal 2003, $1.3 million in fiscal 2004, $1.3 million in fiscal 2005 and $600,000 in fiscal 2006. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

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

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                      2000       1999
                                                                                      ----       ----
Revenues:
     Digital oscilloscopes and related products...................................     90.5%      87.8%
     High energy physics products.................................................      3.4        5.3
     Service and other............................................................      6.1        6.9
                                                                                      -----     ------
        Total revenues............................................................    100.0      100.0

Cost of sales.....................................................................     49.8       51.7
                                                                                      -----     ------
Gross profit .....................................................................     50.2       48.3
Operating expenses:
     Selling, general and administrative..........................................     33.9       33.1
     Research and development.....................................................     13.3       14.8
                                                                                      -----     ------
        Total operating expenses..................................................     47.2       47.9

Operating income..................................................................      3.0        0.4

Other (expenses) income, net......................................................      0.0       (0.8)
                                                                                     ------     ------
Income from continuing operations before income taxes.............................      3.0       (0.4)
Provision (benefit) for income taxes..............................................      0.4       (0.1)
                                                                                     ------     ------
Income (loss) from continuing operations..........................................      2.6       (0.3)

Discontinued Operations:
  Loss from discontinued operations, net of tax...................................     (8.2)      (6.1)
  Gain on Sale ...................................................................      2.9        0.0
                                                                                     ------     ------
Net loss..........................................................................     (2.7)%     (6.4)%
                                                                                     =======    ======

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

NEW PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the adoption of SAB 101, the Company's policy has been to recognize license fee revenue when a non-refundable fee was received and, from the Company's perspective, all of its significant obligations under the license agreement were completed. Under SAB 101, such license agreements are deemed to be multiple element agreements that, among other elements, include various exclusivity clauses related to distribution rights and use of technology. In addition, SAB 101 requires such license fee agreements to be analyzed from the licensee's perspective as to the ongoing requirements or expectations of the agreements. The Company will change its accounting policy so that license fee revenue under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, will be recognized over the term of the related agreement. As such, under SAB 101, certain of the Company's previously recognized license fee revenue will be deferred and recognized in future periods over the term of the agreements. The Company estimates that the adoption of SAB 101 in the fourth quarter of fiscal 2001, effective as of the beginning of the year, will result in a non-cash charge for the cumulative effect of a change in accounting principle of approximately $8.7 million. This cumulative adjustment will be amortized into revenue over the remaining terms of the license agreements, which range from approximately 2.5 years to 5.5 years. As a result, revenue and pre-tax income before the cumulative effect of a change in accounting principle will increase by $474,000 per quarter, or $1.9 million, in fiscal 2001. The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $1.9 million in fiscal 2002, $1.7 million in fiscal 2003, $1.3 million in fiscal 2004, $1.3 million in fiscal 2005 and $600,000 in fiscal 2006. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

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

                             LECROY CORPORATION

Date: May 15, 2001           By: /S/ Raymond F. Kunzmann
                                     -------------------
                                     Raymond F. Kunzmann
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer