Form 10-Q/A
period 2000-12-31
LECROY CORP
filed 2001-05-15
CIK 943580

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

                               LECROY CORPORATION

                                EXPLANATORY NOTE

     LeCroy Corporation hereby amends its Quarterly Report on Form 10-Q for the quarter and year to date periods ended on December 31, 2000 and 1999 for the following:

     o The adoption of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-27 "Application of EITF Issue No. 95-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." As a result of adopting EITF No. 00-27, the Company recorded a $1.8 million, or $0.21 per diluted share, non-cash conversion discount charge in the second quarter of fiscal 2001 presented as the cumulative effect of a change in accounting principle in determining net income available to common shareholders (see Note 10 to the Condensed Consolidated Financial Statements).

     o The accrual of the 12% compounding annual dividend on the Company's Redeemable Convertible Preferred Stock which is payable upon liquidation or redemption. As a result of recording this dividend, Net income (loss) available to common stockholders has been reduced by $336,000 and $300,000 for the second quarters of fiscal 2001 and 2000, respectively, or $0.03 per diluted share from continuing operations, and by $672,000 and $600,000 for the six months ended December 31, 2000 and 1999, or $0.08 and $0.07 per diluted share from continuing operations, respectively (see Note 8 to the Condensed Consolidated Financial Statements).

                                      INDEX
                                                                          Page
                                                                          ----
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                 Condensed Consolidated Balance Sheets                      3
                 Condensed Consolidated Statements of Operations            4
                 Condensed Consolidated Statements of Cash Flows            5
                 Notes to Condensed Consolidated Financial Statements     6 - 9

  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                                                                         10 - 13

PART II          OTHER INFORMATION                                         14

                 Signatures                                                14

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,          June 30,
In thousands                                                                           2000                2000
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)          (Restated)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 10,617          $  9,051
     Accounts receivable, net                                                          26,647            27,788
     Inventories, net                                                                  27,390            24,389
     Other current assets                                                               2,916             1,953
     Net assets of discontinued operations                                                481             4,996
                                                                                     --------          --------
             Total current assets                                                      68,051            68,177

Property and equipment, net                                                            15,444            15,093
Marketable securities                                                                   1,863             2,870
Other assets                                                                           16,152            14,709
                                                                                     --------          --------
TOTAL ASSETS                                                                         $101,510          $100,849
                                                                                     ========          ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt                                                                    $      -          $ 11,000
     Accounts payable                                                                  18,262            16,309
     Accrued expenses and other liabilities                                            18,064            16,739
                                                                                     --------          --------
             Total current liabilities                                                 36,326            44,048

Other liabilities                                                                         974                 -

Redeemable convertible preferred stock                                                 10,541             9,692

Stockholders' equity:
     Common stock                                                                          84                78
     Additional paid-in capital                                                        49,925            41,911
     Warrants to purchase common stock                                                  3,214             1,848
     Accumulated other comprehensive loss                                              (5,690)           (4,629)
     Retained earnings                                                                  6,136             7,901
                                                                                     --------          --------
             Total stockholders' equity                                                53,669            47,109
                                                                                     --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $101,510          $100,849
                                                                                     ========          ========

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

------------------------------------------------------------ -------------------------------    -------------------------------
                                                                   Three months ended                  Six months ended
                                                                      December 31,                       December 31,
In thousands, except per share data                               2000            1999               2000            1999
------------------------------------------------------------ --------------- ---------------    --------------- ---------------
                                                              (Restated)      (Restated)         (Restated)      (Restated)
Revenues:
      Digital oscilloscopes and related products                $  32,206       $ 26,973           $  58,563      $    50,596
      High energy physics products                                    778          1,320               1,765            2,757
      Service and other                                             1,678          1,642               3,468            3,488
                                                                ---------       --------           ---------      -----------
        Total revenues                                             34,662         29,935              63,796           56,841

Cost of sales                                                      16,920         15,739              31,416           29,636
                                                                ---------       --------           ---------      -----------
Gross profit                                                       17,742         14,196              32,380           27,205
Operating expenses:
      Selling, general and administrative                          11,488          9,508              21,377           18,421
      Research and development                                      3,884          3,287               7,764            7,261
                                                                ---------       --------           ---------      -----------
        Total operating expenses                                   15,372         12,795              29,141           25,682

Operating income                                                    2,370          1,401               3,239            1,523

Gain on sales of marketable securities                                  -          2,460                   -            2,460
Other (expense) income, net                                          (245)           449                (247)             239
                                                                ---------       --------           ---------      -----------
Income from continuing operations before income taxes               2,125          4,310               2,992            4,222
Provision for income taxes                                            414          1,362                 515            1,334
                                                                ---------       --------           ---------      -----------
Income from continuing operations                                   1,711          2,948               2,477            2,888
                                                                ---------       --------           ---------      -----------
Discontinued operations:
      Loss from discontinued operations, net of tax
        benefit of $412 and $1,111 in the second                $       -       $   (733)          $  (2,399)     $    (2,368)
        quarter and six months ended December 31, 1999
      Gain on sale                                                      -              -                 854                -
                                                                ---------       --------           ---------      -----------
      Loss from discontinued operations                                 -           (733)             (1,545)          (2,368)
                                                                ---------       --------           ---------      -----------
Net income                                                          1,711          2,215                 932              520
Charges related to convertible preferred stock                        424            385                 849              769
Cumulative effect of accounting change                              1,848              -               1,848                -
                                                                ---------       --------           ---------      -----------
Net (loss) income available to common stockholders              $    (561)      $  1,830           $  (1,765)     $      (249)
                                                                =========       ========           =========      ===========
Income (loss) per common share - basic:
      Income from continuing operations                         $    0.15       $   0.33           $    0.20      $      0.27
      Loss from discontinued operations                                 -          (0.09)              (0.19)           (0.30)
      Cumulative effect of accounting change                        (0.22)             -               (0.22)               -
                                                                ---------       --------           ---------      -----------
      Net (loss) income                                         $   (0.07)      $   0.24           $   (0.21)     $     (0.03)
                                                                =========       ========           =========      ===========
Income (loss) per common share - diluted:
      Income from continuing operations                         $    0.15       $   0.32           $    0.19      $      0.27
      Loss from discontinued operations                                 -          (0.09)              (0.18)           (0.30)
      Cumulative effect of accounting change                        (0.21)             -               (0.22)               -
                                                                ---------       --------           ---------      -----------
      Net (loss) income                                         $   (0.06)      $   0.23           $   (0.21)     $     (0.03)
                                                                =========       ========           =========      ===========
Weighted average number of common shares:
      Basic                                                         8,490          7,738               8,321            7,723
      Diluted                                                       8,872          7,912               8,575            7,985

     See accompanying notes to condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                               December 31,
In thousands                                                                              2000             1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $    932         $    520
     Adjustments for noncash items included in operating activities:
     Depreciation and amortization                                                         2,404            2,667
     Gain on sale of marketable securities                                                     -           (2,460)
     Change in operating asset and liability components:
          Accounts receivable                                                                276            4,274
          Inventories                                                                     (3,037)          (3,471)
          Prepaid expenses and other assets                                               (1,220)             503
          Accounts payable, accrued expenses and other liabilities, and deferred
             compensation                                                                 (1,131)          (3,609)
                                                                                        --------         --------

Net cash used by operating activities                                                     (1,776)          (1,576)
                                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (2,546)          (3,147)
     Investment in computer software                                                        (956)            (381)
     Proceeds from sale of marketable securities                                               -            7,587
     Proceeds from sale of business segment                                               12,000                -
                                                                                        --------         --------
Net cash provided by investing activities                                                  8,498            4,059
                                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                             -           (1,630)
     Borrowings under line of credit and capital leases                                      500            3,600
     Repayment of borrowings under line of credit                                        (11,000)               -
     Proceeds from the issuance of common stock                                            4,767                -
     Proceeds from exercise of stock option and purchase plans                               540              485
     Costs related to the issuance of preferred stock                                          -              (61)
                                                                                        --------         --------
Net cash (used in) provided by financing activities                                       (5,193)           2,394
                                                                                        --------         --------
Effect of exchange rate changes on cash                                                       37             (477)
                                                                                        --------         --------
     Increase in cash and cash equivalents                                                 1,566            4,400
     Cash and cash equivalents at beginning of the period                                  9,051            1,791
                                                                                        --------         --------
     Cash and cash equivalents at end of the period                                     $ 10,617         $  6,191
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

4.   INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                       December 31,         June 30,
                                                                           2000               2000
                                                                           ----               ----
        Raw materials................................................   $  8,587           $  6,863
        Work in process..............................................      6,389              7,348
        Finished goods...............................................     12,414             10,178
                                                                        --------           --------
                                                                        $ 27,390           $ 24,389
                                                                        ========           ========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       December 31,         June 30,
                                                                           2000               2000
                                                                           ----               ----
        Land and building............................................   $ 12,075           $ 11,729
        Furniture, machinery and equipment...........................     27,376             28,098
                                                                        --------           --------
                                                                          39,451             39,827
        Less: Accumulated depreciation and amortization..............    (24,007)           (24,734)
                                                                        --------           --------
        Property and equipment, net..................................   $ 15,444           $ 15,093
                                                                        ========           ========

                               LECROY CORPORATION

                                   (UNAUDITED)

6.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                       December 31,         June 30,
                                                                           2000               2000
                                                                           ----               ----
        Compensation and benefits.....................................  $  6,159           $  6,527
        Income taxes..................................................     3,565              3,247
        Other.........................................................     8,340              6,965
                                                                        --------           --------
                                                                        $ 18,064           $ 16,739
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

     Through the second quarter of fiscal 2001, the Company did not reflect the accrual of the 12% compounding annual dividend that would be paid under the circumstances described above. Based on recent communications provided by the Securities and Exchange Commission to the Company regarding the required accounting for such dividends, the Company has restated its historical financial statements to reflect the amount that should have been accrued since July 1, 1999. The accrual of this dividend does not impact net income since such dividends are charged directly to retained earnings. This dividend has reduced Net income available to common stockholders by $336,000 and $300,000 for the second quarters of fiscal 2001 and 2000, respectively, or $0.03 per diluted share from continuing operations, and by $672,000 and $600,000 for the six months ended December 31, 2000 and 1999, or $0.08 and $0.07 per diluted share from continuing operations, respectively. The effect on Net income available to common stockholders per basic share from continuing operations was a reduction of $0.04 for the second quarters of fiscal 2001 and 2000 and $0.08 per basic share from continuing operations for the six months ended December 31, 2000 and 1999.

                               LECROY CORPORATION

                                   (UNAUDITED)

9.   SALE OF MARKETABLE EQUITY SECURITIES

     In a series of transactions in October 1999, the Company sold 2.691 million shares of marketable securities representing an investment in a strategic partner for net proceeds of approximately $7.6 million. As a result of this sale, the Company recorded a pretax gain of approximately $2.5 million in the second quarter of fiscal year 2000.

10.  NEW PRONOUNCEMENTS

Accounting for Convertible Securities with Beneficial Conversion Features

     In November 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") released its Issue No. 00-27 "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." The Company recorded a $1.8 million non-cash conversion discount charge in the fourth quarter of fiscal 1999 to reflect the difference between the value of the conversion feature of its newly issued convertible redeemable preferred stock and the fair value of its preferred stock. EITF No.00-27 retroactively adjusts the calculation of this conversion discount charge by requiring that the fair value of the preferred stock be reduced by the value assigned to warrants to buy common stock that were issued with the preferred stock. The Company adopted the guidance provided by EITF Issue No. 00-27 in the quarter ended December 31, 2000. As a result, the Company recorded an additional $1.8 million non-cash conversion discount charge in the second quarter of fiscal 2001 presented as the cumulative effect of a change in accounting principle in determining net income available to common shareholders.

SAB 101 Revenue Recognition

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

                                                                           Three Months Ended        Six Months Ended
                                                                              December 31,              December 31
                                                                            2000        1999         2000         1999
                                                                            ----        -----        ----         ----
Revenues:
     Digital oscilloscopes and related products........................     92.9%       90.1%        91.8%       89.0%
     High energy physics products......................................      2.2         4.4          2.8         4.9
     Service and other.................................................      4.9         5.5          5.4         6.1
                                                                           -----       -----        -----       -----
        Total revenues.................................................    100.0       100.0        100.0       100.0

Cost of sales..........................................................     48.8        52.6         49.2        52.1
                                                                           -----       -----        -----       -----
Gross profit ..........................................................     51.2        47.4         50.8        47.9
Operating expenses:
     Selling, general and administrative...............................     33.2        31.8         33.5        32.4
     Research and development..........................................     11.2        11.0         12.2        12.8
                                                                           -----       -----        -----       -----
        Total operating expenses.......................................     44.4        42.8         45.7        45.2

Operating income.......................................................      6.8         4.6          5.1         2.7
Gain on sale of marketable securities                                          -         8.2            -         4.3
Other (expense) income, net............................................     (0.7)        1.5         (0.4)         .4
                                                                           -----       -----        -----       -----
Income from continuing operations before income taxes..................      6.1        14.3          4.7         7.4
Provision for income taxes.............................................      1.2         4.5          0.8         2.3
                                                                           -----       -----        -----       -----
Income from continuing operations......................................      4.9         9.8          3.9         5.1

Discontinued operations:
  Loss from discontinued operations, net of tax........................        -        (2.4)        (3.8)       (4.2)
  Gain on Sale                                                                 -           -          1.4           -
                                                                           -----       -----        -----       -----
Net income.............................................................      4.9%        7.4%         1.5%        0.9%
                                                                           =====       =====        =====       =====

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

    Total revenues were $34.7 million for the second quarter of fiscal 2001, compared to $29.9 million in the second quarter of fiscal 2000, an increase of 15.8%, or $4.8 million. This increase, which was substantially all in Digital oscilloscopes and related products, was primarily due to the successful introduction of the new WavePro line of oscilloscopes.

    Gross Profit Margin was 51.2% in the second quarter of fiscal 2001, compared to 47.4% in the second quarter of fiscal 2000. This improvement was due primarily to a favorable mix of higher margin products such as the new WavePro line of oscilloscopes noted above.

    Selling, general and administrative expense increased by 20.8% or $2.0 million, from $9.5 million in the second quarter of fiscal 2000 to $11.5 million in the second quarter of fiscal 2001. As a percentage of sales, selling general and administrative expenses were 33.2% in the second quarter of fiscal 2001, compared to 31.8% in the second quarter of fiscal 2000. The increase as a percentage of sales was primarily due to the reduction in the amount of general and administrative costs allocated to the discontinued Vigilant operation.

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

NEW PRONOUNCEMENTS

Accounting for Convertible Securities with Beneficial Conversion Features

     In November 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") released its Issue No. 00-27 "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." The Company recorded a $1.8 million non-cash conversion discount charge in the fourth quarter of fiscal 1999 to reflect the difference between the value of the conversion feature of its newly issued convertible redeemable preferred stock and the fair value of its preferred stock. EITF No.00-27 retroactively adjusts the calculation of this conversion discount charge by requiring that the fair value of the preferred stock be reduced by the value assigned to warrants to buy common stock that were issued with the preferred stock. The Company adopted the guidance provided by EITF Issue No. 00-27 in the quarter ended December 31, 2000. As a result, the Company recorded an additional $1.8 million non-cash conversion discount charge in the second quarter of fiscal 2001 presented as the cumulative effect of a change in accounting principle in determining net income available to common shareholders.

SAB 101 Revenue Recognition

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

                               LECROY CORPORATION

Date: May 15, 2001
                                 /S/ Raymond F. Kunzmann
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer