Form 10-Q
period 2001-03-31
LECROY CORP
filed 2001-05-15
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26634


                               LECROY CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   13-2507777
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                Identification No.)

      700 CHESTNUT RIDGE ROAD
      CHESTNUT RIDGE, NEW YORK                          10977
(Address of principal executive office)               (Zip Code)

                                 (845) 425-2000
              (Registrant's telephone number, including area code)

Indicate by check mark ("X") whether the registrant: (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X     NO
                                -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT MAY 4, 2001
               -----                           --------------------------
    Common stock, par value $.01 share                 8,719,031

================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                           No.
                                                                           ---
PART I         FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets
                as of March 31, 2001 and June 30, 2000                       3

               Condensed Consolidated Statements of Operations
                for the Three Month Periods ended March 31, 2001 and 2000
                and Nine Month Periods ended March 31, 2001 and 2000         4

               Condensed Consolidated Statements of Cash Flows
                for the Nine Month Periods ended March 31, 2001 and 2000     5

               Notes to Condensed Consolidated Financial Statements          6

  Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   10

  Item 3.      Quantitative and Qualitative Disclosure About Market Risk    13

PART II        OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                             15

               SIGNATURES                                                   15

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,           June 30,
In thousands, except share and per share amounts                                       2001                2000
---------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated)
ASSETS

Current assets:
     Cash and cash equivalents                                                       $  6,480          $  9,051
     Accounts receivable, net                                                          31,593            27,788
     Inventories, net                                                                  31,361            24,389
     Other current assets                                                               3,540             1,953
     Net assets of discontinued operations                                                456             4,996
                                                                                     --------          --------
             Total current assets                                                      73,430            68,177

Property and equipment, net                                                            15,938            15,093
Marketable securities                                                                   1,893             2,870
Other assets                                                                           16,000            14,709
                                                                                     --------          --------
TOTAL ASSETS                                                                         $107,261          $100,849
                                                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt                                                                    $    310          $ 11,000
     Accounts payable                                                                  20,182            16,309
     Accrued expenses and other liabilities                                            18,963            16,739
                                                                                     --------          --------
             Total current liabilities                                                 39,455            44,048

Other liabilities                                                                         718                 -

Redeemable convertible preferred stock                                                 10,964             9,692

Stockholders' equity:
      Common stock, $.01 par value (Authorized 45,000,000 shares;                          86                78
       8,712,569 and 7,802,694 issued and outstanding as of
       March 2001 and June 2000, respectively)
     Additional paid-in capital                                                        52,852            41,911
     Warrants to purchase common stock                                                  1,848             1,848
     Accumulated other comprehensive loss                                              (6,933)           (4,629)
     Retained earnings                                                                  8,271             7,901
                                                                                     --------          --------
             Total stockholders' equity                                                56,124            47,109
                                                                                     --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $107,261          $100,849
                                                                                     ========          ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------   -------------------------------  -------------------------------
                                                                     Three months ended               Nine months ended
                                                                         March 31,                        March 31,
In thousands, except per share amounts                              2001            2000             2001            2000
------------------------------------------------------------   --------------- ---------------  --------------- ---------------
                                                                               (Restated)                         (Restated)
Revenues:
      Digital oscilloscopes and related products                  $34,181        $28,343            $ 92,743          $78,939
      High energy physics products                                  1,257            828               3,022            3,585
      Service and other                                             1,652          1,860               5,121            5,348
                                                                  -------        -------            --------          -------
        Total revenues                                             37,090         31,031             100,886           87,872

Cost of sales                                                      17,785         14,879              49,201           44,515
                                                                  -------        -------            --------          -------
        Gross profit                                               19,305         16,152              51,685           43,357
Operating expenses:
      Selling, general and administrative                          11,716          9,792              33,093           28,213
      Research and development                                      4,255          3,460              12,019           10,721
                                                                  -------        -------            --------          -------
        Total operating expenses                                   15,971         13,252              45,112           38,934

Operating income                                                    3,334          2,900               6,573            4,423

Gain on sales of marketable securities                                  -              -                   -            2,460

Other (expense) income, net                                          (111)           (85)               (358)             154
                                                                  -------        -------            --------          -------
Income from continuing operations before income taxes               3,223          2,815               6,215            7,037
Provision for income taxes                                            661            890               1,176            2,224
                                                                  -------        -------            --------          -------
Income from continuing operations                                   2,562          1,925               5,039            4,813
                                                                  -------        -------            --------          -------
Discontinued operations:
         Loss from discontinued operations, net of tax
           benefit of $573 and $1,684 in the third
           quarter and nine months ended March 31, 2000           $     -        $(2,856)           $ (2,399)         $(5,224)
         Gain on sale                                                   -              -                 854                -
                                                                  -------        -------            --------          -------
         Loss from discontinued operations                              -         (2,856)             (1,545)          (5,224)
                                                                  -------        -------            --------          -------
Net income (loss)                                                   2,562           (931)              3,494             (411)
Charges related to convertible preferred stock                        425            385               1,274            1,154
Cumulative effect of accounting change                                  -              -               1,848                -
                                                                  -------        -------            --------          -------
Net income (loss) available to common stockholders                $ 2,137        $(1,316)           $    372          $(1,565)
                                                                  =======        =======            ========          =======
Income (loss) per common share - basic:
      Income from continuing operations                           $  0.25        $  0.20            $   0.44          $  0.47
      Loss from discontinued operations                                 -          (0.37)              (0.18)           (0.67)
      Cumulative effect of accounting change                            -              -               (0.22)               -
                                                                  -------        -------            --------          -------
      Net income (loss)                                           $  0.25        $ (0.17)           $   0.04          $ (0.20)
                                                                  =======        =======            ========          =======
Income (loss) per common share - diluted:
      Income from continuing operations                           $  0.23        $  0.19            $   0.43          $  0.46
      Loss from discontinued operations                                 -          (0.36)              (0.18)           (0.66)
      Cumulative effect of accounting change                            -              -               (0.21)               -
                                                                  -------        -------            --------          -------
         Net income (loss)                                        $  0.23        $ (0.17)           $   0.04          $ (0.20)
                                                                  =======        =======            ========          =======
Weighted average number of common shares:
      Basic                                                         8,622          7,757               8,425            7,734
      Diluted                                                       9,163          7,991               8,787            7,983

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                                 March 31,
In thousands                                                                              2001             2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $  3,494         $  (411)
     Adjustments for non-cash items included in operating activities:
     Depreciation and amortization                                                         3,786           3,726
     Gain on sale of marketable securities                                                     -          (2,460)
     Change in operating asset and liability components:
          Accounts receivable                                                             (6,227)          3,066
          Inventories                                                                     (7,253)         (2,757)
          Prepaid expenses and other assets                                               (2,722)           (370)
          Accounts payable, accrued expenses and other liabilities, and deferred
              compensation                                                                 3,223          (2,616)
                                                                                        --------         -------
Net cash (used in) operating activities                                                   (5,699)         (1,822)
                                                                                        --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (4,086)         (4,974)
     Investment in computer software                                                      (1,302)           (865)
     Proceeds from sale of marketable securities                                               -           7,587
     Proceeds from sale of business segment                                               12,000               -
                                                                                        --------         -------
Net cash provided by investing activities                                                  6,612           1,748
                                                                                        --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                             -            (682)
     Borrowings under line of credit and capital leases                                      740           4,400
     Repayment of borrowings under line of credit                                        (11,000)              -
     Proceeds from the issuance of common stock                                            4,767               -
     Proceeds from exercise of stock option and purchase plans                             2,100             609
     Costs related to the issuance of preferred stock                                          -             (61)
                                                                                        --------         -------
Net cash (used in) provided by financing activities                                       (3,393)          4,266
                                                                                        --------         -------
Effect of exchange rate changes on cash                                                      (91)            301
                                                                                        --------         -------
     (Decrease) increase in cash and cash equivalents                                     (2,571)          4,493
     Cash and cash equivalents at beginning of the period                                  9,051           1,791
                                                                                        --------         -------
     Cash and cash equivalents at end of the period                                     $  6,480         $ 6,284
                                                                                        ========         =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company") and its wholly owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10K and 10K/A for the fiscal year ended June 30, 2000. The condensed consolidated balance sheet as of June 30, 2000 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgement and available information and, consequently, actual results could differ from these estimates. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim period presented. Interim period operating results may not be indicative of the operating results for a full year.

2. DERIVATIVES

     During the third quarter of fiscal 2001, the Company entered into foreign exchange forward contracts which are designated as fair value hedges, to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign forward exchange contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net loss resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies was $144,000 in the third quarter of fiscal 2001 and was included in Other (expense) income in the Condensed Consolidated Statements of Operations. At March 31, 2001, the Company had approximately $3.5 million of open foreign exchange forward contracts.

3. DISCONTINUED OPERATIONS

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

                               LECROY CORPORATION

                                   (UNAUDITED)

4. COMPREHENSIVE INCOME (LOSS)

     For the three months ended March 31, 2001, the Company's comprehensive income totaled $1.3 million, compared to a comprehensive loss of $1.4 million for the three months ended March 31, 2000. Comprehensive income for the three months ended March 31, 2001 included foreign currency translation losses of $1.3 million and unrealized gains on marketable equity securities classified as available for sale of $93,000. Comprehensive loss for the three months ended March 31, 2000 included foreign currency translation losses of $490,000.

     For the nine months ended March 31, 2001 the Company's comprehensive income was $1.2 million, compared to a comprehensive loss of $1.2 million for the nine months ended March 31, 2000. The comprehensive income for the nine months ended March 31, 2001 included foreign currency translation losses of $1.6 million and an unrealized loss on marketable equity securities classified as available for sale of $685,000. Comprehensive loss for the nine months ended March 31, 2000 included foreign currency translation losses of $645,000 and unrealized gains on marketable equity securities classified as available for sale of $393,000. During the nine months ended March 31, 2000 the Company recognized $492,000 of previously unrealized gains on marketable equity securities included in prior periods' comprehensive income.

     The cumulative foreign currency translation losses were $7.1 million at March 31, 2001 and $5.5 million at June 30, 2000. The cumulative unrealized gains on marketable equity securities classified as available for sale was $207,000 at March 31, 2001 and $868,000 at June 30, 2000.

5. INVENTORIES, NET

     Inventories, net of related reserves, are stated at the lower of cost (first-in, first-out method) or market. Inventories, including demonstration units in finished goods, consist of the following:

                                                         March 31,      June 30,
                                                           2001           2000
                                                           ----           ----
                                                              In thousands

        Raw materials................................   $ 10,500       $  6,863
        Work in process..............................      6,574          7,348
        Finished goods...............................     14,287         10,178
                                                        --------       --------
                                                        $ 31,361       $ 24,389
                                                        ========       ========

6. PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                         March 31,      June 30,
                                                           2001           2000
                                                           ----           ----
                                                              In thousands

        Land and building............................   $ 12,219       $ 11,729
        Furniture, machinery and equipment...........     28,185         28,098
                                                        --------       --------
                                                          40,404         39,827
        Less: Accumulated depreciation and
          amortization...............................    (24,466)       (24,734)
                                                        --------       --------
        Property and equipment, net..................   $ 15,938       $ 15,093
                                                        ========       ========

                               LECROY CORPORATION

                                   (UNAUDITED)

7. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                         March 31,      June 30,
                                                           2001           2000
                                                           ----           ----
                                                              In thousands

        Compensation and benefits....................   $  6,686       $  6,527
        Income taxes.................................      4,137          3,247
        Other........................................      8,140          6,965
                                                        --------       --------
                                                        $ 18,963       $ 16,739
                                                        ========       ========
8. CAPITAL STOCK

     During the third quarter of fiscal 2001, the holders' of warrants to purchase 220,701 shares of Common Stock at approximately $10.00 per share exercised their rights to a cash-less conversion. As a result, 126,646 shares of Common Stock were issued and $1.4 million, representing the fair value of the warrants at the date of issue, was transferred from Warrants to purchase common stock to Additional paid-in capital on the Condensed Consolidated Balance Sheet.

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

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

     Through the second quarter of fiscal 2001, the Company did not reflect the accrual of the 12% compounding annual dividend that would be paid under the circumstances described above. Based on recent communications provided by the Securities and Exchange Commission to the Company regarding the required accounting for such dividends, the Company has restated its historical financial statements to reflect the amount that should have been accrued since July 1, 1999. The accrual of this dividend does not impact net income since such dividends are charged directly to retained earnings. This dividend has reduced Net income (loss) available to common stockholders by $336,000 and $300,000 for the third quarters of fiscal 2001 and 2000, respectively, or $0.04 per diluted share from continuing operations, and by $1.0 million and $900,000, or $0.11 per diluted share from continuing operations, for the nine months ended March 31, 2001 and 2000, respectively. The effect on Net income available to common stockholders per basic share from continuing operations was a reduction of $0.04 for the third quarters of fiscal 2001 and 2000 and $0.13 and $0.12 per basic share from continuing operations for the nine months ended March 31, 2001 and 2000, respectively.

                               LECROY CORPORATION

                                   (UNAUDITED)

10. SALE OF MARKETABLE EQUITY SECURITIES

     In a series of transactions in October 1999, the Company sold 2.691 million shares of marketable securities representing an investment in a strategic partner for net proceeds of approximately $7.6 million. As a result of this sale, the Company recorded a pretax gain of approximately $2.5 million in the second quarter of fiscal year 2000.

11. CHANGE IN ACCOUNTING ESTIMATE

     As a result of experiencing improved quality on its newer product offerings and developing a more refined methodology to reflect these improvements in its assessment of warranty exposure, the Company reduced its warranty reserve and increased operating income by $600,000, or $0.08 per basic share, in the third quarter of fiscal 2000.

12. NEW PRONOUNCEMENTS

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

                               LECROY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2001 and 2000. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                           Three Months Ended        Nine Months Ended
                                                                               March 31,                     March 31
                                                                            2001        2000         2001         2000
                                                                            ----        -----        ----         ----
Revenues:
     Digital oscilloscopes and related products........................     92.2%       91.3%        91.9%       89.8%
     High energy physics products......................................      3.4         2.7          3.0         4.1
     Service and other.................................................      4.4         6.0          5.1         6.1
                                                                           -----       -----        -----       -----
        Total revenues.................................................    100.0       100.0        100.0       100.0

Cost of sales..........................................................     48.0        47.9         48.8        50.7
                                                                           -----       -----        -----       -----
Gross profit ..........................................................     52.0        52.1         51.2        49.3
Operating expenses:
     Selling, general and administrative...............................     31.6        31.6         32.8        32.1
     Research and development..........................................     11.4        11.1         11.9        12.2
                                                                           -----       -----        -----       -----
        Total operating expenses.......................................     43.0        42.7         44.7        44.3

Operating income.......................................................      9.0         9.4          6.5         5.0

Gain on sale of marketable securities..................................        -           -            -         2.8
Other (expense) income, net............................................     (0.3)       (0.3)        (0.3)        0.2
                                                                           -----       -----        -----       -----
Income from continuing operations before income taxes..................      8.7         9.1          6.2         8.0
Provision for income taxes.............................................      1.8         2.9          1.2         2.5
                                                                           -----       -----        -----       -----
Income from continuing operations......................................      6.9         6.2          5.0         5.5

Discontinued operations:
  Loss from discontinued operations, net of tax........................        -        (9.2)        (2.3)       (6.0)
  Gain on Sale.........................................................        -           -          0.8           -
                                                                           -----       -----        -----       -----
Net income (loss)......................................................      6.9%       (3.0)%        3.5%       (0.5)%
                                                                           =====       =====        =====       =====

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    Total revenues were $37.1 million for the third quarter of fiscal 2001, compared to $31.0 million in the third quarter of fiscal 2000, an increase of 19.7%, or $6.1 million. This increase, which was substantially all in Digital oscilloscopes and related products, was primarily due to the continued success of the WavePro line of oscilloscopes introduced in the second quarter of fiscal 2001 and the introduction of our Waverunner-2 oscilloscope during the third quarter of fiscal 2001.

    Gross Profit Margin was 52.0% in the third quarter of fiscal 2001, compared to 50.1%, excluding a $600,000 warranty reserve reversal, in the third quarter of fiscal 2000. This improvement was due primarily to a favorable mix of higher margin products such as the new WavePro line and Waverunner-2 oscilloscopes noted above.

   Selling, general and administrative expense increased by 19.4% or $1.9 million, from $9.8 million in the third quarter of fiscal 2000 to $11.7 million in the third quarter of fiscal 2001. As a percentage of sales, selling general and administrative expenses were 31.6% in both the third quarter of fiscal 2001 and 2000. The increase in selling, general and administrative expense was due to additional variable selling costs related to higher revenues as well as the absence of any allocation of general and administrative costs to the discontinued Vigilant operation.

    Research and development expense was $4.3 million in the third quarter of fiscal 2001, compared to $3.5 million in the third quarter of fiscal 2000, an increase of 22.7% or $795,000. As a percentage of sales, research and development expense increased from 11.1 % in the third quarter fiscal 2000 to 11.4% in the third quarter of fiscal 2001. This increase reflects higher spending in various categories including employment, patent research and filings and outsourced non-recurring engineering related to new product development.

    Other (expense) income, net was a net expense of $111,000 in the third quarter of fiscal 2001, compared with net expense of $85,000 in the third quarter of fiscal 2000. This increase in net expense was due primarily to foreign exchange losses of $144,000 in the third quarter of fiscal 2001, compared to foreign exchange gains of $126,000 in the third quarter of fiscal 2000. Substantially offsetting this increase in foreign exchange loss was net interest income of $33,000 in the third quarter of fiscal 2001, compared to net interest expense of $211,000 in the third quarter of fiscal 2000.

    As a result of the above, the Company reported income from continuing operations of $2.6 million in the third quarter of fiscal 2001, compared to income from continuing operations of $1.9 million in the third quarter of fiscal 2000.

    The Company's effective tax rate was 20.5% in the third quarter of fiscal 2001, compared to 31.6% in the third quarter of fiscal 2000. The lower effective tax rate in the current year reflects the use of tax loss carryforwards to offset U.S. based income.

COMPARISON OF THE NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    Total revenues were $100.9 million for the nine months ended March 31, 2001, compared to $87.9 million for the nine months ended March 31, 2000, an increase of 14.8% or $13.0 million. This increase was primarily due to the successful introduction of the new WavePro and Waverunner-2 lines of oscilloscopes in fiscal 2001, an improvement in the Data Storage market over a poor first half of fiscal 2000 and the continued growth in the Power Measurement market.

    Gross profit margin was 51.2% for the nine months ended March 31, 2001, compared to 48.7%, excluding a $600,000 warranty reserve reversal, for the nine months ended March 31, 2000. This improvement was due to a favorable mix of higher margin products, such as the new WavePro line and Waverunner-2 oscilloscopes, along with the absence of product discounting that occurred under the difficult market conditions existing in the first quarter of fiscal 2000.

    Selling, general and administrative expense increased by 17.0% or $4.8 million, from $28.2 million for the nine months ended March 31, 2000 to $33.1 million for the nine months ended March 31, 2001. As a percentage of sales, selling general and administrative expenses were 32.8% for the nine months ended March 31, 2001 compared to 32.1% for the nine months ended March 31, 2000. The increase as a percentage of sales was primarily due to the reduction in the amount of general and administrative costs allocated to the discontinued Vigilant operation.

    Research and development expense was $12.0 million for the nine months ended March 31, 2001, compared to $10.7 million for the nine months ended March 31, 2000, an increase of 12.1% or $1.3 million. This increase was due primarily to higher spending on outsourced non-recurring engineering related to new product development. As a percentage of sales, research and development expense decreased from 12.2% for the nine months ended March 31, 2000 to 11.9% for the nine months ended March 31, 2001 primarily due to the leveraging of costs over higher revenues.

    Other (expense) income, net was a net expense of $358,000 for the nine months ended March 31, 2001, compared with net income of $154,000 for the nine months ended March 31, 2000. This increase in net expense was due primarily to foreign exchange losses of $613,000 for the nine months ended March 31, 2001 compared to foreign exchange gains of $776,000 for the nine months ended March 31, 2000. Partially offsetting this increase in foreign exchange loss was net interest income of $47,000 and a gain on the sale of miscellaneous assets of $208,000 for the nine months ended March 31, 2001, compared to net interest expense of $622,000 for the nine months ended March 31, 2000.

    As a result of the above, the Company reported income from continuing operations of $5.0 million for the nine months ended March 31, 2001, compared to income from continuing operations of $4.8 million for the nine months ended March 31, 2000. Included in the income from continuing operations for the nine months ended March 31, 2000 was a $2.5 million pre-tax gain on the sale of marketable securities.

    The Company's effective tax rate was 18.9% for the nine months ended March 31, 2001, compared to 31.6% for the nine months ended March 31, 2000. The lower effective tax rate in the current year reflects the use of tax loss carryforwards to offset U.S. based income.

    During the first quarter of fiscal 2001, the Company decided to discontinue its Vigilant Networks segment and it closed on the sale of a substantial portion of its assets and business. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million for the nine months ending March 31, 2001, compared to operating losses of $5.2 million, net of a $1.7 million tax benefit, for the nine months ended March 31, 2000. The Company recorded a gain on the sale of the assets and business of the segment of $854,000 for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $34.0 million at March 31, 2001, which represented a working capital ratio of 1.9 to 1, compared to $24.1 million, or 1.5 to 1, at June 30, 2000.

     Net cash used in operating activities for the nine months ended March 31, 2001 was $5.7 million compared with $1.8 million for the nine months ended March 31, 2000. This increase in use of funds was primarily related to investments in working capital to support the Company's revenue growth and new product introductions.

     Net cash provided by investing activities for the nine months ended March 31, 2001 was $6.6 million, compared with $1.7 million for the comparable period of the prior year. The increase in cash provided by investing activities was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks segment in fiscal 2001, partially offset by the proceeds from the sale of marketable securities of $7.6 million in fiscal 2000.

     Net cash (used in) provided by financing activities for the nine months ended March 31, 2001 was $(3.4) million, compared with $4.3 million in the nine months ended March 31, 2000. The increase in cash used in financing activities was due to the repayment of borrowings under the Company's credit facility partially offset by the proceeds from the sale of 517,520 shares of the Company's Common Stock as well as proceeds from the exercise of employee stock options and the Employee Stock Purchase Plan.

     On October 11, 2000, the Company closed on a three-year $15.0 million revolving line of credit with the Bank of New York, which will provide funds for general corporate purposes. Borrowings under this line will bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. There were no borrowings outstanding under this line of credit at March 31, 2001.

     The Company believes that its cash on hand, cash flow generated by its continuing operations and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months.

FORWARD-LOOKING INFORMATION

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company purchases materials from suppliers and sells its products around the world and maintains investments in foreign subsidiaries and securities, all denominated in a variety of currencies. As a consequence, it is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, Swiss franc and Japanese yen, and, to a lesser extent, the British pound, Korean won and the European monetary unit. Local currency expenses resulting from the worldwide sourcing of parts, components and sub-assemblies are not generally offset by related local currency revenues, if any.

     During the third quarter of fiscal 2001, the Company entered into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. There can be no assurance, however, that this program will effectively offset all our foreign currency risk. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and has no plans to do so in the near term. As a consequence, there can be no assurance that the Company's results of operations will not be adversely effected by fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the United States dollar, the Company's financial reporting currency, or otherwise. Moreover, fluctuations in exchange rates could affect demand for the Company's products.

     The Company's investment in the common stock of Iwatsu, which is recorded in "Marketable securities" on the Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. As of March 31, 2001, Japanese stock market and currency fluctuations resulted in a cumulative increase of approximately $200,000 to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Consolidated Balance Sheet and, accordingly, not in net income or loss.

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

                               LECROY CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6.(A)     EXHIBITS

10.37 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001.

ITEM 6.(B)     REPORTS ON FORM 8-K

               No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LECROY CORPORATION

Date: May 12, 2001
                                /S/ Raymond F. Kunzmann
                                    -------------------
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer