Form 10-K
period 2001-06-30
LECROY CORP
filed 2001-09-28
CIK 943580

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's Common Stock, as of August 17, 2001, was 10,166,426 shares. The aggregate market value on August 17, 2001 of the Common Stock held by non-affiliates of the registrant was $218,652,692.
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

     Portions of the Prospectus to Form S-3 Registration Statements No. 333-64848 and No. 333-43690 are incorporated by reference in Part II hereof.

================================================================================

                               LECROY CORPORATION

                           ANNUAL REPORT ON FROM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

FORM 10-K ITEM NUMBER:                                                                                      Page No.
                                                                                                            --------
PART I
   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    11
   Item 3.      Legal Proceedings..........................................................................    11
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    11
   Item 4A.     Executive Officers of the Registrant.......................................................    12
PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    14
   Item 6.      Selected Financial Data....................................................................    14
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    17
   Item 8.      Financial Statements and Supplementary Data................................................    24
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    45
PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    46
   Item 11.     Executive Compensation.....................................................................    46
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    46
   Item 13.     Certain Relationships and Related Transactions.............................................    46
PART IV
   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    47

                                     PART I

ITEM 1. BUSINESS.

     LeCroy Corporation (the "Registrant" and "Company") was founded in 1964 and is incorporated in the State of Delaware.

     LeCroy currently operates in the Test and Measurement Instrument market segment. The Company, using its core competency of capturing and analyzing complex electronic signals, develops, manufactures, sells and licenses signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage, power measurement and automotive. The Company also produces modular digitizers, embedded signal analyzers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

     Prior to August 2000, the Company also operated in an additional business segment, the Vigilant Networks segment ("Vigilant Networks"), which was comprised of its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant was formed to pursue a strategy of using the Company's core competency of capturing and analyzing complex electronic signals to develop and market a Local Area Network ("LAN") analyzer. Vigilant Networks' principal product, the Big Tangerine network analyzer, was not only a new product, it was also sold into a new market for the Company. LeCroy made substantial investments in Vigilant Networks in terms of selling, marketing, research and development, and administrative expenses. While the Company believed that this product had a unique technology, it decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential. As such, in August 2000, the Company announced its intention to divest the Vigilant Networks business and treat the segment as a discontinued operation.

     The Company sold the assets and business of Vigilant and a portion of the assets and business of Digitech for $12.0 million, before fees and expenses, in August 2000. The buyer also assumed certain liabilities of Vigilant. The remaining business of Digitech is being discontinued (see Note 3 to the Consolidated Financial Statements for further information). The remaining discussion in this document will primarily relate to the continuing Test and Measurement Instrument market segment.

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

     Signal shape analysis is becoming increasingly important as data rates in applications such as computers, LANs and communications systems increase. Within a given digital circuit, it takes a finite amount of time for a digital signal to change from a "zero" or "off" state to a "one" or "on" state. As digital data rates increase, signals within a circuit may not have sufficient time to cleanly change from a "zero" to a "one" or vice-versa. This distorts, or changes the shape of the digital signal, which can lead to computation or information errors. To identify such problems, engineers use digital oscilloscopes to analyze the signal's shape, which is not generally possible using other types of measurement and analysis instruments.

MARKET OVERVIEW

Market Trends

     The global explosion in communications, driven in part by the expansion of internet, broadband and wireless communication devices, has resulted in the need for increasingly faster and more complex electronic signals. Through the use of complex encoding schemes, the flow of data is exceeding signal speeds. For example, the signal rate of a personal computer microprocessor has approximately doubled every two years since 1996, while LAN data rates increased approximately ten times every two years over the same period. Achieving these data rates on phone lines, fiber optics or in the wireless domain requires faster and more complex electronic signals. Testing these signals requires oscilloscopes with high sample rates and long memories to enable the required analysis.

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

       Oscilloscope Market. The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market (less than 200 MHz) cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of long complex signals. These instruments typically sell for under $5,000. The high-performance market segment (bandwidth of 200 MHz to 5 GHz) is characterized by real-time instruments with high sample rates (from 500 MS/s to more than 16 GS/s) and long record lengths (from 10,000 to 64 million sample points) and greater processing power to perform more sophisticated analyses. These high-performance digital oscilloscopes typically range in price from $5,000 to $35,000, although certain very high bandwidth oscilloscopes for specialized applications are priced above $35,000. The Company's WavePro(TM) and Waverunner(R) digital oscilloscope product families and its high-performance analog oscilloscopes are all targeted at customers in the high-performance market segment.

       For certain very high signal speed applications, such as electrical optical communication, instruments with bandwidths of up to 50GHz or more are required. At these speeds, real-time oscilloscopes do not have the ability to take samples quick enough to be effective. In these applications, a sampling oscilloscope, which takes one sample per signal on a time delayed basis, is used to reconstruct the signal shape. Sampling oscilloscopes have several disadvantages over a real-time oscilloscope including the need for a repeatable signal source. These instruments can range in price from $50,000 to $100,000.

       Within the oscilloscope market, the Company has targeted several specific application segments. These application segments include communications, data storage, power measurement and automotive.

       o Communications. The communications market itself can be segmented into five submarkets: Telecommunications - the broadband transmission of data over copper or fiber; Datacommunications - the transmission of data over LANs and WANs; Residential Broadband - the connection of broadband transmission of data to the home; Mobile - data transmission using wireless devices; and Peripheral Equipment - the transmission of data to devices such as computers, printers, etc. In each of these sub-segments, the need for instant access and uniform service has required the encoding of data and more complex electronic signals. The Company believes that the accurate acquisition, long memory and rapid analysis features of its oscilloscopes provide the unique solution to testing these high speed, complex signals.

       o Data Storage. The data storage market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, compact disks (CD's) and digital video disks (DVD's). The increasing need to store more information requires the encoding of signals to achieve higher density on the recording media. The Company believes that the high sample rates and long memory of its oscilloscopes, along with its specialized processing software that incorporates advanced algorithms designed specifically for the measurement and analysis requirements of the data storage market, provides the best solution to its customers' testing requirements.

       o Power Measurement. The power measurement market touches virtually all industries. Circuit boards and devices within all electronic products require varying levels of AC and DC voltages and currents. Converting these sources of power has been predominantly accomplished through the use of switch mode power circuits. The Company believes that the long memory and advanced analysis capabilities of its oscilloscopes, along with its specifically designed current probing devices, provide design engineers with the best measurement tool to improve the performance, efficiency and reliability of their power supplies down to the component level.

       o Automotive. The increasing trend towards the use of computers and electronics in operational and diagnostic features of automobiles has created a need for oscilloscopes in their design and test. Automotive design engineers select LeCroy oscilloscopes for their long memory, sophisticated analysis features and clear display.

STRATEGY

     The Company's primary objectives are to increase the growth rate of its oscilloscope business and to leverage its core competency, the capture and analysis of complex electronic signals, and its key resources to expand into new markets. The following is a summary of the strategies that will be used to accomplish these objectives:

o Increase the Growth Rate of the Oscilloscope Business. In order to increase the growth rate of its oscilloscope business, the Company must:

     o Gain market share by continuing to improve the "price to performance" ratio of its products. Through its research and development ("R&D") efforts, the Company has been successful in reducing the cost and size of its custom integrated circuits, while delivering higher performance and increased reliability. In addition, the Company's proprietary software and operating system and unique processor and display architecture have further enhanced the "price to performance" ratio of its products. The success of this strategy has been illustrated in fiscal 2001 with the successful introductions of the WavePro and Waverunner-2 product lines. The Company believes that its new product offerings to be introduced during fiscal 2002, including its first silicon germanium based oscilloscope as well as a powerful Windows based operating system and analysis tool, will further demonstrate its success and commitment to this strategy.

     o Expand the Company's addressable market by introducing products at the higher end of the performance spectrum. This growth strategy is expected to be accomplished through its continued investment in R&D efforts as well as strategic acquisitions or partnerships. As noted above, the Company's R&D efforts are projected to result in the fiscal 2002 introduction of a new silicon germanium based product that will be at the top of the bandwidth range for real-time oscilloscopes. Also, the acquisition of Lightspeed Electronics, Inc. ("Lightspeed") in fiscal 2001, is expected to allow LeCroy to combine its signal analysis capabilities with Lightspeed's microwave signal acquisition technology to develop a 60 GHz sampling oscilloscope for testing components used in broadband electronic or optical communication systems.

     o Expand the Company's share of targeted application segments where signal complexity is high, such as communications test, data storage and power measurement. To accomplish this strategy, the Company must continue to introduce innovative software and hardware solutions tailored to the needs of customers in this segment. Examples of such solutions currently offered by the Company include:

         -    Communications Test:
                  o    Jitter and Timing Analysis
                  o    Digital Filter Design
                  o    PolyMask(TM) Communications Test

         -    Data Storage:
                  o    Disk Drive Analyzer
                  o    Disk Drive Parameter Package
                  o    Disk Drive Noise Analysis
                  o    Optical Recording Measurement Package
                  o    Surface Map Software

         -     Power Measurement
                  o    Power Measurement Systems
                  o    Power Measure Analysis Software
                  o    Differential Amplifiers


  o Leverage the Company's Core Signal Analysis Competency and Key Resources to Expand into New Markets.

     o As noted in the "Market Trends" section, there is an increasing proliferation of electronics in general and digital electronics in particular. In addition, the need for the analysis of increasingly faster and more complex signals has placed limitations on certain existing test and measurement equipment. Given these trends and the Company's core competency, there are increasing opportunities to expand its signal analysis capabilities into new markets and applications. The Company expects to capitalize on this opportunity through internal R&D efforts as well as through strategic acquisitions.

     o As noted in the "Sales, Marketing and Distribution" section, the Company maintains a direct sales force of highly trained, technically sophisticated sales engineers. The Company believes that this key resource can be leveraged over a higher sales volume by selling complementary products to the same customer base they are currently addressing. Adding such products to LeCroy's product offerings will be accomplished through license agreements or acquisitions.

There can be no assurance that the Company will be successful in implementing its strategies.

PRODUCTS AND SERVICES

Overview

     The Company's products capture and analyze complex electronic signals by applying its hardware and software digitizing technology in different packages and configurations. The digital oscilloscope product family includes three form factors in instrument size and capabilities to address customer requirements from a laboratory benchtop to portable applications. These products include the WavePro, Waverunner and Literunner(TM) family of digital oscilloscopes. Both the Waverunner and Literunner products are manufactured for the Company by its strategic partner, Iwatsu. The Company's products also include production test digitizers and analyzers, analog oscilloscopes and other electronic components. In addition, the Company offers a full range of aftermarket service and support for all of its products. The following sections provide additional information on the Company's more significant products.

WavePro High-Performance Digital Oscilloscopes

     The WavePro series of oscilloscopes was introduced in October 2000 to address customer applications with the highest performance and measurement requirements. These products, which range in price from $18,500 to $49,000 plus the cost of options, currently offer bandwidths from 500 MHz to 2.0 GHz, sample rates from 4 GS/s to 16 GS/s and an acquisition memory from 1 Mpts to 64 Mpts. Application segment specific software solutions are available to interpret signal information and enhance the utility of the product.

Waverunner Digital Oscilloscopes

     The Waverunner series of oscilloscopes was first introduced in January 1999, followed by the Waverunner-2 series, which was introduced in January 2001. Waverunner products, which range in price from $5,200 to $14,200 plus the cost of options, provide high value and broad utility in the oscilloscope market and are also the platform for the Company's solution packages in the power measurement and optical recording application segments. The Company believes that its ease of operation, crisp display and application packages make it one of the most versatile oscilloscopes available on the market. The Waverunner products currently offer bandwidths from 200 MHz to 500 MHz, sample rates from 200 MS/s to 2 GS/s and an acquisition memory of 100 Kpts to 4 Mpts.

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

Production Test Digitizers and Analyzers

     Applications in production test that require the measuring and analysis of signals generally need a flexible configuration in a non-display format. The Company currently offers two product families to support this application area:

o Embedded Signal Analyzers. The Company introduced its LSA 1000 product in April 1998. This stand-alone product, which ranges in price from $16,000 to $26,000, has a bandwidth of 1 GHz, sample rate of 1 GS/s and an acquisition memory of 100 Kpts to 4 Mpts. The LSA 1000 incorporates the same technology as a LeCroy oscilloscope in a different form factor and has a high-speed LAN interface for remote control of an embedded measurement.

o PXI Modular Digitizers. The Company announced the introduction of its PXD-222 modular digitizer in August 2001. This digitizer, which is priced at $2,900, offers a bandwidth of 200 MHz and a sampling rate of
         2.5 GS/s. This is the fastest PXI digitizer sampling rate available in the market. The Company expects to introduce additional digitizer models during fiscal 2002.

Other Products

     To provide customers with what it believes are total solutions to their signal measurement analysis problems, the Company offers various complementary products. Some of these products include:

o Probes and Accessory Products. Probes provide the physical and electrical connection from the circuit or semiconductor device under test to the oscilloscope. Offering probing solutions is often a key to customer satisfaction in solving general purpose and specific application segment problems.

o Arbitrary Waveform Generators. The Company offers a complementary line of signal source products that can create input signals so that an electronic circuit can be evaluated under controlled conditions. Using a digital oscilloscope, an engineer can analyze the shape of the signal within a circuit, compare it to the shape of an "ideal" input signal generated by the signal source and thereby identify problems in the circuit. The arbitrary waveform generator can also be used as a signal source to stimulate activity in a device under test.

Service and Aftermarket Products.

     The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters); Geneva, Switzerland; Osaka, Japan; and Seoul, Korea. Sophisticated service on certain key components of the Company's digital oscilloscope products, including its printed circuit boards, is performed only at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York. Service and aftermarket products (including product upgrades) generated approximately 5% of the Company's total revenues in fiscal year ended June 30, 2001 and approximately 6% in fiscal 2000 and 1999.

CUSTOMERS

     The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes. No customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years.


     The Company's top 25 product customers by market consist of the following:


      COMMUNICATIONS                      DATA STORAGE                    OTHER
      --------------                      ------------                    -----
         Alcatel                            Fujitsu                         Agilent Technologies
         LG Electronics Co. Ltd.            IBM Corporation                 Bechtel
         Lucent Technologies                Maxtor Corporation              Bruker Analytical Systems
         Marconi                            Seagate Technologies            Infineon Technologies
         Matsushita Electric                                                Osaka University
         Motorola, Inc.                                                     Raytheon
         Nortel Networks                  AUTOMOTIVE                        U.S. Air Force
         Philips                          ----------
         Samsung Electronics                Robert Bosch Corporation
         Sony Corporation                   Siemens AG
         ST Microelectronics
         Toshiba

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

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe, Japan and South Korea, with regional sales headquarters located in Chestnut Ridge, New York; Geneva, Switzerland; and Osaka, Japan. As of June 30, 2001, the Company's direct digital oscilloscope sales force consisted of approximately 80 sales engineers and regional managers worldwide. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu, a communications and test and measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

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

     The Company also maintains a software engineering group that is currently working on the next generation operating system for LeCroy oscilloscopes. The new Windows based operating system will provide substantially faster waveform processing speed as well as custom real-time analysis using third party or user designed tools.

     The Company conducts research and development activities at its various facilities. The Company's research and development costs, which are expensed as incurred, were approximately $16.4 million, $13.8 million and $13.9 million in its fiscal years ended June 30, 2001, 2000 and 1999, respectively, which expenses represented 11.6%, 11.4% and 11.6% of total revenues, respectively, for such fiscal years. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

MANUFACTURING AND SUPPLIERS

     The Company's digital oscilloscopes and related products, other than the Waverunner and Literunner oscilloscopes, are substantially all manufactured at the Company's facilities in Chestnut Ridge, New York. Both the Waverunner and Literunner products are manufactured for the Company by its strategic partner, Iwatsu.

     The Company obtains certain parts, components and sub-assemblies from single sources. This has particularly been the case with several key integrated circuits made by certain single source suppliers (IBM, Infineon, LSI Logic, Motorola and Philips). The Company believes that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. An interruption in supply or an increase in price for its parts, components and sub-assemblies would have a material adverse affect on the Company's business, results of operations and financial condition.

     As of June 30, 2001, the Company's Chestnut Ridge facility employed 87 manufacturing employees in an area of approximately 35,000 square feet devoted to such tasks.

COMPETITION

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. According to estimates provided by Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handhelds, grew from $638 million in 1994 to $962 million in calendar 2000. Prime Data estimates that the three largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 2000 were Tektronix, Inc. with 51%, Agilent Technologies with 17%, and LeCroy with 14%. Many of the Company's principal competitors have substantially greater sales, marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     The Company believes that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition, reputation, product availability and the availability and quality of post-sale support. The Company also believes that its success will depend in part on its ability to maintain and develop the advanced technology used in its signal analyzer products and its ability to offer high-performance products at a favorable "price-to-performance" ratio. The Company believes that it currently competes effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $50,000) in which its digital oscilloscopes are focused and that it will be able to continue to do so, although there can be no assurance that this is or will be the case. In addition, as discussed in the "Strategy" section, the Company intends to expand its addressable market into higher performance applications that tend to sell at a higher price level.

BACKLOG

     The Company's backlog of unshipped customer orders was approximately $9.4 million and $10.6 million as of June 30, 2001 and 2000, respectively. Customers may cancel orders at any time. Backlog at June 30, 2001 excludes $5.8 million of deferred revenue established in connection with the adoption of a new accounting pronouncement in fiscal 2001 (see Note 1 "New Pronouncements" to the Consolidated Financial Statements for further information). The Company believes that its level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

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

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 2001, the Company held a total of twenty United States patents expiring in the years from 2002 to 2018 and five foreign patents expiring in the years from 2012 to 2013. The Company also has a number of patent applications pending or under evaluation in the United States and in various foreign jurisdictions. The patent positions of high-technology companies such as LeCroy are uncertain and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

     Although the Company believes that its products and technologies do not infringe the proprietary rights of third parties, there can be no assurance that third parties will not assert claims against the Company based on the infringement or alleged infringement of any such rights. Such claims are typically costly to defend, regardless of the legal outcome. There can be no assurance that the Company would prevail with respect to any such claim, or that a license to third party rights, if needed, would be available on acceptable terms. In any event, patent and proprietary rights litigation can be extremely protracted and expensive.

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company is required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years ending June 30, 2004 and may be required to make up to an additional $3.5 million in contingent royalty payments depending on its sales of certain products in certain territories over the life of the patents. Royalty expense approximated $544,000, $1,029,000 and $982,000 in fiscal 2001, 2000 and 1999, respectively. As of June 30, 2001, the Company has expensed the maximum royalty payments due under the settlement and license agreements. The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a

"Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

EMPLOYEES

     As of June 30, 2001, LeCroy had 469 full-time employees, of whom 285 work in the Company's Chestnut Ridge facility. None of the Company's employees are represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory. A majority of the Company's senior managers have over five years of service with the Company.

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

     The Company's subsidiary, Digitech Industries, Inc. has been involved in environmental remediation activities, the liability for which has been retained by the Company after the sale of the Vigilant Networks segment (see Note 17 to Consolidated Financial Statements). The Company does not foresee that the ultimate resolution of this environmental matter will have a material adverse effect on the results of future operations, financial position or the competitive position of the Company.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:

NAME                            AGE                    POSITION
----                            ---                    --------
Walter O. LeCroy, Jr.            66       Honorary Chairman of the Board of Directors
Lutz P. Henckels                 60       Chief Executive Officer and Director
Thomas H. Reslewic               42       President
R. Scott Bausback                40       Executive Vice President - Chief Operating Officer
Ronald S. Nersesian              41       Senior Vice President - Chief Administrative Officer
Werner H. Brokatzky              56       Vice President - Operations
Conrad J. Fernandes              40       Vice President - Worldwide Sales
David C. Graef                   44       Vice President - Research and Development
Rene M. Haas                     51       Vice President - Information Technology, Chief Information
                                          Officer
Raymond F. Kunzmann              44       Vice President - Finance, Chief Financial Officer,
                                          Secretary and Treasurer

     WALTER O. LECROY, JR., founder of the Company, has served as Honorary Chairman of the Board since February 1999. Mr. LeCroy previously served as the Chairman of the Board since the Company's inception and was instrumental in the initial development of the Company's core technology. Mr. LeCroy has a Bachelor of Arts degree in physics from Columbia University.

     LUTZ P. HENCKELS has served as Chief Executive Officer since July 1993 and as President from July 1993 until October 2000. Previously, he served as a consultant for the Company from January 1993 until July 1993. Before joining the Company, Mr. Henckels served as the President of U.S. Operations of Racal-Redac, Inc., an electronic design automation company, from May 1989 until January 1993. Prior to 1989, Mr. Henckels was the founder and Chief Executive Officer of HHB Systems, Inc., a public computer-aided design and test company. Mr. Henckels has Bachelor of Science and Master of Science degrees in electrical engineering and a Doctor of Science degree in computer science from the Massachusetts Institute of Technology.

     THOMAS H. RESLEWIC has served as President since September 2001, President and Chief Operating Officer from October 2000 until September 2001 and Executive Vice President and Chief Operating Officer from February 1998 until October 2000. Previously, Mr. Reslewic served as Executive Vice President - Signal Analysis Business Group from February 1997 until January 1998, as Vice President
- Worldwide Sales from March 1996 until November 1997, and held various sales and marketing management positions from 1990 until March 1996. Prior to joining LeCroy, he spent eight years in sales and marketing management with Tektronix, Inc., a manufacturer of digital oscilloscopes and one of the Company's principal competitors. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     R. SCOTT BAUSBACK has served as Vice President - Chief Operating Officer since September 2001. Prior to joining the Company, Mr. Bausback was the Vice President and General Manager for the Communications Business Unit from September 1998 until June 2001, Director of Marketing for the Television and Communications Business Unit from June 1997 until September 1998, and held various sales and marketing management positions from 1983 until June 1997, for Tektronix, Inc. Mr. Bausback has a Bachelor of Science degree in electrical engineering from Rutgers College of Engineering.

     RONALD S. NERSESIAN has served as Senior Vice President - Chief Administrative Officer since September 2001. Previously, Mr. Nersesian served as the Senior Vice President - General Manager Oscilloscope Division from February 1998 until September 2001, Senior Vice President - Worldwide Marketing from March 1997 until January 1998 and as Vice President - Worldwide Marketing from March 1996 until February 1997. Prior to joining the Company, Mr. Nersesian spent eleven years with Hewlett-Packard Company and held various marketing positions. Mr. Nersesian has a Bachelor of Science degree in electrical engineering from Lehigh University and a Master of Business Administration degree from New York University.

     WERNER H. BROKATZKY has served as Vice President - Operations since April 1999. Previously, Mr. Brokatzky has served as Vice President - Operations (Geneva) from January 1996 through March 1999. Mr. Brokatzky joined the Company in August 1978 as the Manager of Finance and Administration and served as Vice President - Finance (Geneva) from March 1990 to December 1995.

     CONRAD J. FERNANDES has served as Vice President - Worldwide Sales since July 2001. Previously, Mr. Fernandes served as Vice President - International Sales from 1999 until 2000, as Director of Asia-Pacific Sales from 1994 until 1999 and as Product Marketing Manager from 1990 until 1994. Before joining the company, Mr. Fernandes was a Business Unit Marketing Manager with Tektronix UK Ltd. Mr. Fernandes has a Bachelor of Electronic Engineering degree and a Master of Business Administration degree from City University of London.

     DAVID C. GRAEF has served as the Vice President - Research and Development since January 1999. Previously, Mr. Graef served as Engineering Manager from June 1996 to December 1998 and as Senior Engineer from January 1989 to May 1996. Mr. Graef has a Bachelor of Science degree in Electrical Engineering from the University of Bridgeport.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     LeCroy's Common Stock has been traded on the Nasdaq National Market(R) under the symbol LCRY. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by Nasdaq National Market.

                                          HIGH                  LOW
                                          ----                  ---
    FISCAL YEAR 2001

           First Quarter ............    $18.19                $9.38
           Second Quarter............     20.75                11.75
           Third Quarter ............     28.00                12.38
           Fourth Quarter............     27.00                13.50

    FISCAL YEAR 2000

           First Quarter.............    $29.25               $15.13
           Second Quarter............     18.00                10.38
           Third Quarter ............     19.63                12.25
           Fourth Quarter............     15.50                 9.50


     The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of August 8, 2001, there were approximately 225 holders of record of the Common Stock.

     On June 30, 1999, the Company issued and sold an aggregate of 500,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of $10,000,000 and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock, for an aggregate purchase price of $0.01, in reliance on Section 4(2) of the Securities Act of 1933, as amended. The securities were sold to Advent Global GECC III Limited Partnership, EnviroTech Investment Fund I Limited Partnership, Adwest Limited Partnership, Oakstone Ventures Limited Partnership and Advent Partners Limited Partnership, all of which are accredited investors as defined under Regulation D of the Securities Act. Proceeds of the issuance of Series A Preferred Stock and warrants to purchase Common Stock were allocated for general working capital purposes.

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

     In August 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million. The Company intends to use the proceeds to fund growth through acquisitions and other transactions.


ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated Statements of Operations data for the five years ended June 30, 2001 and the Balance Sheet data at June 30, 2001, 2000, 1999, 1998 and 1997 are derived from the Consolidated Financial Statements of the Company and have been adjusted to reflect the discontinuance of the Vigilant Networks segment. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes included herein.

In thousands, except per share amounts                                       YEARS ENDED JUNE 30,
                                                             2001       2000        1999        1998         1997
                                                             -----      -----       -----       -----        ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   Digital oscilloscopes and related products............   $129,425   $ 110,237    $100,366   $ 101,584   $ 100,582
   High energy physics products..........................      3,757       4,132       7,362       6,167       6,993
   Service and other (1).................................      8,206       7,031      11,763      11,831       9,552
                                                            --------   ---------    --------   ---------   ---------
     Total revenues......................................    141,388     121,400     119,491     119,582     117,127

Cost of sales (2)........................................     67,838      61,706      60,298      54,000      49,829
                                                            --------   ---------    --------   ---------   ---------
   Gross profit..........................................     73,550      59,694      59,193      65,582      67,298
Operating expenses:
   Selling, general and administrative...................     45,059      38,998      37,511      37,645      39,115
   Research and development..............................     16,415      13,811      13,867      16,812      14,208
   Restructuring and other charges (credit), net (3).....        667      (2,000)      6,788       5,852       3,857
   Acquisition charge (4)................................          -           -           -       1,600           -
                                                            --------   ---------    --------   ---------   ---------
     Total operating expenses............................     62,141      50,809      58,166      61,909      57,180
                                                            --------   ---------    --------   ---------   ---------

Operating income ........................................     11,409       8,885       1,027       3,673      10,118

   Gain from sale of marketable securities...............          -       2,460           -           -           -
   Other (expense) income, net...........................       (471)       (276)        158          (3)        361
                                                            --------   ---------    --------    --------   ---------
Income from continuing operations before income taxes         10,938      11,069       1,185       3,670      10,479
   Income tax benefit (provision)........................        897      (3,498)     (2,499)     (3,160)     (3,521)
                                                            --------   ---------    --------   ---------   ---------
Income (loss) from continuing operations.................     11,835       7,571      (1,314)        510       6,958
   (Loss) income from discontinued operations, net of tax     (1,994)    (11,009)     (5,474)     (2,390)        616
                                                            --------   ---------    --------   ---------   ---------
Net income (loss) before the cumulative effect of an
   accounting change.....................................      9,841      (3,438)     (6,788)     (1,880)      7,574
Cumulative effect of an accounting change for
   revenue recognition, net of tax.......................      4,417           -           -           -           -
                                                            --------   ---------    --------   ---------   ---------
Net income (loss)........................................      5,424      (3,438)     (6,788)     (1,880)      7,574

Charges related to convertible preferred stock...........      1,700       1,540       1,844           -           -
Cumulative effect of an accounting change for
   preferred stock.......................................      1,848           -           -           -           -
                                                            --------   ---------    --------   ---------   ---------
Net income (loss) applicable to common stockholders......   $  1,876   $  (4,978)   $ (8,632)  $  (1,880)  $   7,574
                                                            ========   =========    ========   =========   =========
Income (loss) per common share-basic:
     Income (loss) from continuing operations............   $   1.20   $    0.78    $  (0.41)  $    0.07   $    1.10
     (Loss) income from discontinued operations..........      (0.24)      (1.42)      (0.72)      (0.32)       0.10
     Cumulative effect of an accounting change...........      (0.74)          -           -           -           -
                                                            --------   ---------    --------   ---------   ---------
     Net income (loss)...................................   $   0.22   $   (0.64)   $  (1.13)  $   (0.25)  $    1.20
                                                            ========   =========    ========   =========   =========
Income (loss) per common share-diluted:
     Income (loss) from continuing operations............   $   1.15   $    0.76    $  (0.41)  $    0.06   $    0.92
     (Loss) income from discontinued operations..........      (0.23)      (1.38)      (0.72)      (0.29)       0.08
     Cumulative effect of an accounting change...........      (0.71)          -           -           -           -
                                                            --------   ---------    --------   ---------   ---------
     Net income (loss)...................................   $   0.21   $   (0.62)   $  (1.13)  $   (0.23)  $    1.00
                                                            ========   =========    ========   =========   =========
Weighted average number of common shares:
     Basic   ............................................      8,476       7,749       7,621       7,375       6,299
     Diluted ............................................      8,847       7,977       7,621       8,055       7,541

(See legend on following page)

(1) Included in Service and other revenue in fiscal 1999, 1998 and 1997 were license fees of $4,900, $5,500 and $4,000, respectively. Service and other revenue in fiscal 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (see Note 1 to the Consolidated Financial Statements).
(2) Included in cost of sales in fiscal 1999 and fiscal 1998 are inventory write-downs of $2,170 and $2,697, respectively, pursuant to restructuring of the Company's business.
(3) Costs were incurred in fiscal 1997 due to a restructuring of the Company's High Energy Physics business; in fiscal 1998 due to a restructuring of the Company's business in reaction to uncertainties in the Pacific region; in fiscal 1999 due to the consolidation of the Company's oscilloscope operations. In fiscal 2000, the Company reversed $2,000 of the restructuring charge taken in fiscal 1999 (see Note 2 to the Consolidated Financial Statements). In fiscal 2001, the Company reduced its workforce by approximately 25 positions (approximately 5%) to improve operating efficiencies and recorded a severance charge of approximately $900. This was partially offset by the reversal in fiscal 2001 of the remaining unused 1999 restructuring reserve of approximately $200.
(4) Incident to an acquisition in fiscal 1998, there was a purchase of incomplete technology that resulted in a $1,600 pre-tax charge.

                                                                              YEARS ENDED JUNE 30,
                                                            -------------------------------------------------------
                                                             2001       2000        1999        1998         1997
                                                             ----       ----        ----        ----         ----
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(5).......................................   $ 41,610   $  24,129   $  31,516   $  27,697   $  41,978
Total assets ............................................    122,160     100,849      99,685      89,110      79,389
Total debt and capitalized leases........................        456      11,000       8,200       2,294         160
Redeemable convertible preferred stock...................     11,390       9,692       8,152           -           -
Total stockholders' equity...............................     60,480      47,109      51,855      54,107      54,324

(5) At June 30, 2000, all of the Company's outstanding debt of $11.0 million under its bank credit facility was classified as current and is included in net working capital.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except percentages).

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 2001, 2000 and 1999. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant Networks segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                           YEARS ENDED JUNE 30,
                                                                        2001       2000       1999
                                                                        ----       ----       ----
Revenues:
     Digital oscilloscopes and related products.....................     91.5%      90.8%      84.0%
     High energy physics products...................................      2.7        3.4        6.2
     Service and other..............................................      5.8        5.8        9.8
                                                                      -------    -------    -------
        Total revenues..............................................    100.0      100.0      100.0

Cost of sales.......................................................     48.0       50.8       50.5
                                                                      -------    -------    -------
Gross profit .......................................................     52.0       49.2       49.5
Operating expenses:
     Selling, general and administrative............................     31.9       32.1       31.4
     Research and development.......................................     11.6       11.4       11.6
     Restructuring and other charges (credits), net.................      0.5       (1.6)       5.6
                                                                       ------     ------     ------
        Total operating expenses....................................     44.0       41.9       48.6

Operating income....................................................     8.0         7.3        0.9

Gain on sale of marketable securities...............................        -        2.0          -
Other (expense) income, net.........................................     (0.3)      (0.2)       0.1
                                                                       ------     ------    -------
Income from continuing operations before income taxes...............      7.7        9.1        1.0
Income tax benefit (provision)......................................      0.6       (2.9)      (2.1)
                                                                      -------    -------    -------
Income (loss) from continuing operations............................      8.3        6.2       (1.1)
(Loss) from discontinued operations, net of tax.....................     (1.4)      (9.0)      (4.6)
                                                                      -------    -------    -------
Net income (loss) before the cumulative effect of an
   accounting change................................................      6.9       (2.8)      (5.7)
Cumulative effect of an accounting change for revenue
   recognition, net of tax benefit..................................      3.1          -          -
                                                                      -------    -------    -------
Net income (loss)...................................................      3.8%      (2.8)%     (5.7)%
                                                                      =======    =======    =======

COMPARISON OF FISCAL YEARS 2001 AND 2000

     Total revenues were $141.4 million in fiscal 2001 compared to $121.4 million in fiscal 2000, an increase of 16.5%, or $20.0 million. On a geographical basis, the Americas comprised $47.4 million, or 34%, of fiscal 2001 revenues compared to $45.1 million, or 37% in fiscal 2000, Europe and the Middle East comprised $39.9 million, or 28%, compared to $34.7 million, or 29% in fiscal 2000 and the Asia/Pacific region accounted for $54.1 million, or 38%, compared to $41.6 million, or 34%, in fiscal 2000.

     Revenues from digital oscilloscopes and related products increased 17.4%, or $19.2 million, in fiscal 2001 primarily due to the successful launches of the new high-end WavePro line of oscilloscopes in the second quarter of fiscal 2001 and the lower-end Waverunner-2 oscilloscopes in the third quarter of fiscal 2001. Also contributing to the improved digital oscilloscopes and other related products revenue were increased sales of probes and accessories. Revenues from high energy physics products declined by $375, or 9.1%, in fiscal 2001. The Company expects that high energy physics products revenue will continue to decline as it exits from this product line. Service and other revenue increased by $1.2 million, or 16.7%, due to the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (see Note 1 to the Consolidated Financial Statements).

     Gross margin was 52.0% in fiscal 2001 compared to 49.2% in fiscal 2000. This improvement was due to a favorable mix of higher margin WavePro products introduced in the second quarter of fiscal 2001 and the recognition of $1.3 million of deferred revenue noted above with no associated costs of sales.

     Selling, general and administrative expense increased by 15.5%, or $6.1 million, from $39.0 million in fiscal 2000 to $45.1 million in fiscal 2001. As a percentage of sales, selling, general and administrative expense was 31.9% in fiscal 2001, compared with 32.1% in fiscal 2000. The slight decrease as a percentage of sales was due primarily to efficiencies from the leveraging of costs over a higher sales volume substantially offset by the absence of any allocation of general and administrative costs to the discontinued Vigilant operation since the measurement date in August 2000.

     Research and development expense increased by 18.9%, or $2.6 million, from $13.8 million in fiscal 2000 to $16.4 million in fiscal 2001. As a percentage of sales, research and development expense increased from 11.4% in fiscal 2000 to 11.6% in fiscal 2001. The increase as a percentage of sales was primarily attributable to higher spending in various categories including employment and outsourced non-recurring engineering related to new product development. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     See "Restructuring and Other Charges (Credits), Net" for a discussion and analysis of such amounts.

     The Company recorded a pre-tax gain of $2.5 million on the sale of 2.7 million shares of Iwatsu common stock in fiscal 2000. No shares of Iwatsu stock were sold during fiscal 2001. As of June 30, 2001, the Company had 1.0 million shares of such equity securities remaining that are recorded on the Consolidated Balance Sheet at their fair value of $2.0 million.

     Other (expense) income, net, which consists primarily of net interest income and foreign exchange gains or losses, was an expense of $471 in fiscal 2001, compared to an expense of $276 in fiscal 2000. The increase in expense was due to foreign exchange losses of $756 in fiscal 2001 compared to foreign exchange gains of $600 in fiscal 2000. Substantially offsetting this increase in expense was net interest income in fiscal 2001 of $76 compared to net interest expense of $877 in fiscal 2000. The improvement in net interest was due to higher cash balances and lower bank borrowings in fiscal 2001.

     In fiscal 2001, the Company recorded a tax benefit of $897, or an effective tax rate of (8.2)%, compared to a tax provision of $3.5 million, or an effective rate of 31.6%, in fiscal 2000. During fiscal 2001, the Company used $8.2 million of net operating losses ($3.2 million of tax benefit) to offset taxable income from continuing operations and reversed, during the fourth quarter of fiscal 2001, $4.1 million of its valuation allowance into income. Partially offsetting these items, the Company recorded a tax expense of $1.6 million for the projected repatriation of cash from one of its foreign subsidiaries. Excluding these items, the Company's tax provision in fiscal 2001 would have been $4.7 million, or an effective tax rate of 43.3%. This 43.3% effective tax rate in fiscal 2001 was higher than the 31.6% effective rate in fiscal 2000 primarily due to the use of restructuring payments to offset taxable income in fiscal 2000.

     See "Discontinued Operations" for a discussion and analysis of such amounts.

     See "Recently Adopted Accounting Standards" for a discussion and analysis of the cumulative effect of an accounting change for revenue recognition.

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

     Revenues from digital oscilloscopes and related products increased 9.8%, or $9.9 million, primarily due to the launch of a new 1.5 GHz oscilloscope in the LC series product family in the second quarter of fiscal 2000, and higher unit volume of the Company's successful Waverunner family of digital oscilloscopes introduced in the third fiscal quarter of 1999. In addition, the Company had $4.6 million of shipments to Kelly Air Force Base, fulfilling orders on a four-year, $20 million contract awarded to the Company in the second fiscal quarter of 2000. The increase in digital oscilloscopes and related product revenues was partially offset by decreases in revenues from high energy physics products. These products comprised only 3.4% of revenues in fiscal 2000 compared to 6.4% for fiscal 1999, excluding license fees. The Company expects that revenues from high energy physics products will continue to decline as a percent of total revenues. Included in service and other revenue in fiscal 1999 were $4.9 million of license fees. No license fee revenue was recorded in fiscal 2000.

     Gross margin was 49.2% in fiscal 2000 compared to 49.5% in fiscal 1999. Included in gross profit for fiscal 1999 was the favorable effect of the $4.9 million license fee revenue noted above, partially offset by $2.2 million of inventory related restructuring charges. Excluding the net effect of the license fees and restructuring charges, gross margin in fiscal 1999 was 49.3%. The slight decline in gross margin year over year was the result of lower margins on the $4.6 million Kelly Air Force Base business noted above, partially offset by lower warranty costs. The decline in warranty costs resulted from significant quality enhancements in the Company's product offerings, warranty coverage provided by Iwatsu on Waverunner parts they manufacture and a more refined methodology used to determine the Company's accrual for warranty exposure. As a result, the Company decreased its warranty reserve by $625 in the third fiscal quarter of 2000.

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

     See "Restructuring and Other Charges (Credits), Net" for a discussion and analysis of such amounts.

     The Company recorded a pre-tax gain of $2.5 million on the sale of 2.7 million shares of Iwatsu common stock. This sale generated approximately $7.6 million of proceeds that were used to pay down existing debt. As of June 30, 2000, the Company has 1.0 million shares of such equity securities remaining which are recorded on the Consolidated Balance Sheet at their fair value of $2.9 million.

     Other (expense) income, net, which consists primarily of net interest expense and foreign exchange gains or losses, was an expense of $276 in fiscal 2000, compared with income of $158 in fiscal 1999. The increase in expense in fiscal 2000 was due to higher interest expense resulting from higher average outstanding borrowings under the Company's credit facility and lower foreign exchange gains in 2000.

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

RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

      During the fourth quarter of fiscal 2001, the Company reduced its workforce by approximately 25 positions (approximately 5%) to improve operating efficiencies. As a result of this restructuring, the Company recorded a severance charge of approximately $900.

      During fiscal year 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate the oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to develop advanced technologies. In connection with this consolidation, the Company recorded total restructuring and other charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $900 of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs were comprised of inventory write-offs of $2.2 million, which were included in cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part-time employees and the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

     During fiscal 2001, the 1999 restructuring plan was completed. Cumulative through fiscal 2001, $8.2 million of the initial restructuring reserve established has been paid or used to reduce asset balances. Of this $8.2 million, $2.1 million related to inventories, $3.0 million related to severance and other employee benefit costs, $1.3 million related to the Geneva facility lease and $1.8 million related to plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As such, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. The residual balance of approximately $200 was credited to Restructuring and other charges (credit), net in fiscal 2001.

      In the fourth quarter of fiscal 1998, the Company finalized a restructuring plan amounting to $8.5 million in response to uncertainties in the Pacific Region. These charges included inventory write-offs of $2.7 million, which were included in cost of sales, the write-down of plant assets, leases and contracts of $2.9 million, and severance charges for the reduction of 90 full and part-time employees of the Company's workforce, which approximated $2.9 million. In the fourth quarter of fiscal 1999, the Company recorded restructuring credits of $2.4 million relating to the reversal of restructuring accruals for severance and leases due to the decision to continue certain European sales offices. As of June 30, 2001, the 1998 restructuring plan has been completed.

DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for the Company. Since this product's inception, LeCroy had made substantial investments in the Vigilant Networks segment in terms of selling, marketing, research and development, and administrative expenses. While the network analyzer had a unique technology, the Company decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential.

     The Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech in August 2000 for gross proceeds of $12.0 million. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech is being discontinued. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of $552, net of a $314 tax benefit, on the sale and discontinuance of the Vigilant Networks segment. For the fiscal years ended June 30, 2001, 2000 and 1999, revenues from discontinued operations were $405 (through the measurement date), $7.4 million and $6.7 million, respectively, and losses from discontinued operations, net of tax were $1.4 million (through the measurement date), $11.0 million and $5.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $41.6 million at June 30, 2001, which represented a working capital ratio of 1.9 to 1, compared to $24.1 million, or 1.5 to 1, at June 30, 2000. Of the $17.5 million increase in working capital, $11.0 million was due to the repayment in fiscal 2001 of the Company's borrowings under its credit agreement that were classified as a current liability as of June 30, 2000. The funds used to repay these borrowings were generated primarily from the proceeds from the sale of the Vigilant segment and the sale of common stock in a private equity placement as discussed below.

     Net cash provided by (used in) operating activities for the fiscal years ended June 30, 2001, 2000 and 1999 was $1.1 million, $4.9 million and $(3.3) million, respectively. The decrease in cash provided by operating activities in fiscal 2001 from fiscal 2000 was primarily due to increases in accounts receivable and inventories to support the Company's revenue growth partially offset by increases in accounts payable and accrued liabilities and higher current year earnings. The improvement in cash provided by operating activities in fiscal 2000 from fiscal 1999 was primarily due to working capital reductions partially offset by lower operating earnings before restructuring and other charges (credits).

     Net cash provided by (used in) investing activities for the fiscal years ended June 30, 2001, 2000 and 1999 was $5.0 million, $(599) and $(13.7) million, respectively. The increase in cash provided by investing activities in 2001 was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks segment in fiscal 2001, partially offset by the proceeds from the sale of marketable securities of $7.6 million in fiscal 2000. The decrease in cash used in investing activities from fiscal 1999 to 2000 was primarily due to the sale of marketable securities in October 1999, which generated $7.6 million in proceeds. In addition, during fiscal 1999, the Company purchased manufacturing rights for complementary products from its strategic partner, Iwatsu Electric Co., Ltd. ("Iwatsu") for $5.0 million.

     Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2001, 2000 and 1999 was $(3.9) million, $3.7 million and $17.1 million, respectively. The decrease in cash provided in fiscal 2001 was primarily due to the repayment of $11.0 million of borrowings under the Company's credit facility, partially offset by net proceeds of $4.8 million raised from a private equity placement. The decrease in cash provided by financing activities from fiscal 1999 to fiscal 2000 was primarily due to the issuance of preferred stock for gross proceeds of $10.0 million in fiscal 1999.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. As of June 30, 2001, the Company has met its financial covenant requirements and there were no borrowings outstanding under this line of credit.

     As of June 30, 2001, the Company had $456 outstanding under a $2.0 million capital lease credit facility available to fund certain capital expenditures.

     In addition to the above U.S. based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.2 million as of June 30, 2001). No amounts were outstanding under such facilities as of June 30, 2001.

     As discussed in Note 20 to the Consolidated Financial Statements "Subsequent Events", in August 2001 the Company raised gross proceeds of $25.0 million in connection with a private equity placement of 1,428,572 shares of its Common Stock.

     The Company believes that its cash on hand, cash flow generated by its continuing operations, the cash generated from the $25.0 million private equity placement noted above and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

RISK MANAGEMENT

     The Company purchases materials from suppliers and sells its products around the world and maintains investments in foreign subsidiaries and securities, all denominated in a variety of currencies. As a consequence, it is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, the euro, Swiss franc, Japanese yen, and Korean won, and, to a lesser extent, the German deutschemark, British pound, French franc and Italian lira.

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the fiscal years ended June 30, 2001, 2000 and 1999 the Company reported foreign currency exchange gains (losses) of $(756), $600 and $742, respectively.

     The Company's investment in the common stock of Iwatsu, which is recorded in "Marketable securities" on the Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. In October 1999, the Company sold 2.7 million shares of such stock reducing its exposure to these market risks. As of June 30, 2001, Japanese stock market and currency fluctuations resulted in a cumulative increase of approximately $361 to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Consolidated Balance Sheet and, accordingly, not in net income or loss.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In June 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill will no longer be amortized over its estimated useful life, but will be subject to at least an annual assessment of impairment by applying a fair-value based test. The Company will adopt SFAS No. 142 beginning in the first quarter of fiscal 2002. Excluding the impact of any impairment charges that cannot be determined at this time, management estimates that the effect of implementing SFAS No. 142 will be to reduce selling and general administrative expenses and increase operating income by approximately $340 in fiscal 2002.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. In fiscal 2001, the Company recognized $1.3 million of the $7.1 million pre-tax deferred license fee revenue, which is included in Service and other revenue in the Consolidated Statement of Operations. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

     Assuming that SAB 101 had been adopted as of July 1, 1998, pro forma net income (loss) from continuing operations and earnings (loss) per diluted share from continuing operations in fiscal years 2000 and 1999 would be as follows:

                                                                                  PRO FORMA
                                                                                 -----------
                                                                               2000         1999
                                                                              ------       ------
   Net income (loss) from continuing operations............................  $ 8,457     $ (5,345)
   Net (loss) .............................................................   (2,552)     (10,819)

   Net income (loss) from continuing operations per diluted share..........  $  0.87     $  (0.94)
   Net (loss) per diluted share............................................    (0.51)       (1.66)

SUBSEQUENT EVENT

     On August 15, 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds to fund growth through acquisitions and other transactions.

FORWARD-LOOKING STATEMENTS

     This Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among other things, (i) market trends in the Company's industries and the projected impact on the Company, (ii) the increasing importance of signal shape analysis; (iii) the Company's ability to meet its customers' evolving needs; (iv) the Company's position within its industries and ability to effectively compete; (v) the Company's ability to expand into new markets; (vi) the success of the Company's new product introductions; (vii) trends in the seasonality of the Company's sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) sufficiency of the Company's cash balances, cash flow and the availability of external financing sources to fund working capital, capital expenditure requirements and business or technology acquisitions; (xii) trends affecting the Company's financial condition and results of operations; (xiii) the Company's business and growth strategies;
(xiv) the impact of adoption of accounting conventions; and (xv) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," "is optimistic about," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the Company's ability to anticipate changes in the market; the Company's ability to negotiate new financing arrangements with lenders on terms that are acceptable; the Company's ability to attract and retain qualified personnel, including the Company's management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or the Company's business strategies; risks due to an interruption in supply or an increase in price for the Company's parts, components and sub-assemblies; the Company's ability to realize sufficient margins on the sales of its products, as well as other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those discussed in the section entitled "Risk Factors" in the Prospectus to Form S-3 Registration Statements No. 333-64848 and No. 333-43690.

ITEM 8.  CONSOLIDATD FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                               LECROY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors..........................................................................   25

Consolidated Balance Sheets as of June 30, 2001 and 2000................................................   26

Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999..................   27

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999........   28

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999..................   29

Notes to Consolidated Financial Statements..............................................................   30

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation as of June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                         ERNST & YOUNG LLP


MetroPark, New Jersey
July 27, 2001

                                 LeCROY CORPORATION

                            CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                               June 30,
In thousands, except share and per share amounts                                          2001           2000
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and cash equivalents ..................................................      $  11,449       $   9,051
      Accounts receivable, net of reserves of $241 in 2001 and $541 in 2000 ......         32,982          27,788
      Inventories, net ...........................................................         31,415          24,389
      Other current assets .......................................................         11,017           6,949
                                                                                        ---------       ---------
             Total current assets ................................................         86,863          68,177


Property and equipment, net ......................................................         21,427          15,093
Marketable securities ............................................................          2,043           2,870
Other assets .....................................................................         11,827          14,709
                                                                                        ---------       ---------
             Total assets ........................................................      $ 122,160       $ 100,849
                                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable ...........................................................      $  23,661       $  16,309
      Accrued expenses and other liabilities .....................................         21,592          16,739
      Current bank debt ..........................................................             --          11,000
                                                                                        ---------       ---------
             Total current liabilities ...........................................         45,253          44,048

Deferred revenue and other non-current liabilities ...............................          5,037              --
                                                                                        ---------       ---------
             Total liabilities ...................................................         50,290          44,048

Contingencies and commitments ....................................................             --              --

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value,
       $12,544,000 and  $11,200,000 at June 30, 2001 and 2000, respectively) .....         11,390           9,692

Stockholders' Equity:
    Common stock, $.01 par value (authorized 45,000,000 shares; 8,734,505
        and 7,802,694 issued and outstanding in 2001 and 2000, respectively) .....             87              78
    Additional paid-in capital ...................................................         56,315          41,911
    Warrants to purchase common stock ............................................          1,848           1,848
    Accumulated other comprehensive loss .........................................         (7,548)         (4,629)
    Retained earnings ............................................................          9,778           7,901
                                                                                        ---------       ---------
             Total stockholders' equity ..........................................         60,480          47,109
                                                                                        ---------       ---------
            Total liabilities and stockholders' equity ...........................      $ 122,160       $ 100,849
                                                                                        =========       =========

         The accompanying notes are an integral part of these consolidated financial statements.

                          LeCROY CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended June 30,
In thousands, except per share amounts                                    2001           2000            1999
-----------------------------------------------------------------------------------------------------------------
Revenues:
      Digital oscilloscopes and related products .................     $ 129,425      $ 110,237      $ 100,366
      High energy physics products ...............................         3,757          4,132          7,362
      Service and other ..........................................         8,206          7,031         11,763
                                                                       ---------      ---------      ---------
           Total revenues ........................................       141,388        121,400        119,491

Cost of sales ....................................................        67,838         61,706         60,298
                                                                       ---------      ---------      ---------
           Gross profit ..........................................        73,550         59,694         59,193
Operating expenses:
      Selling, general and administrative ........................        45,059         38,998         37,511
      Research and development ...................................        16,415         13,811         13,867
      Restructuring and other charges (credit), net ..............           667         (2,000)         6,788
                                                                       ---------      ---------      ---------
           Total operating expenses ..............................        62,141         50,809         58,166
                                                                       ---------      ---------      ---------
Operating income .................................................        11,409          8,885          1,027

      Gain from sale of marketable securities ....................            --          2,460             --
      Other (expense) income, net ................................          (471)          (276)           158
                                                                       ---------      ---------      ---------
Income from continuing operations before income taxes ............        10,938         11,069          1,185
      Income tax benefit (provision) .............................           897         (3,498)        (2,499)
                                                                       ---------      ---------      ---------
Income (loss) from continuing operations .........................        11,835          7,571         (1,314)

Discontinued operations:
      Loss from operations, net of tax benefit of  $957,
       $2,730 and $1,350 in 2001, 2000 and 1999, respectively....         (1,442)       (11,009)        (5,474)
      Loss on sale, net of tax benefit of $314 ...................          (552)            --             --
                                                                       ---------      ---------      ---------
Net income (loss) before the cumulatve effect of an
        accounting change ........................................         9,841         (3,438)        (6,788)

Cumulative effect of an accounting change for revenue
        recognition, net of tax benefit of $2,728 ................         4,417             --             --
                                                                       ---------      ---------      ---------
Net income (loss) ................................................         5,424         (3,438)        (6,788)

Charges related to convertible preferred stock ...................         1,700          1,540          1,844
Cumulative effect of an accounting change for preferred stock ....         1,848             --             --
                                                                       ---------      ---------      ---------
Net income (loss) applicable to common stockholders ..............     $   1,876      $  (4,978)     $  (8,632)
                                                                       =========      =========      =========

Income (loss) per common share-basic:
      Income (loss) from continuing operations ...................     $    1.20      $    0.78      $   (0.41)
      Loss from discontinued operations ..........................         (0.24)         (1.42)         (0.72)
      Cumulative effect of an accounting change ..................         (0.74)            --             --
                                                                       ---------      ---------      ---------
      Net income (loss) ..........................................     $    0.22      $   (0.64)     $   (1.13)
                                                                       =========      =========      =========

Income (loss) per common share-diluted:
      Income (loss) from continuing operations ...................     $    1.15      $    0.76      $   (0.41)
      Loss from discontinued operations ..........................         (0.23)         (1.38)         (0.72)
      Cumulative effect of an accounting change ..................         (0.71)            --             --
                                                                       ---------      ---------      ---------
      Net income (loss) ..........................................     $    0.21      $   (0.62)     $   (1.13)
                                                                       =========      =========      =========

Weighted average number of common shares:
      Basic ......................................................         8,476          7,749          7,621
      Diluted ....................................................         8,847          7,977          7,621

         The accompanying notes are an integral part of these consolidated financial statements.

                               LECROY CORPORATION

--------------------------------------------------------------------------------------------------------------------
                                                                                  ACCUMULATED
                                                        COMMON  COMMON  ADDITIONAL   OTHER
                                                COMMON  STOCK   STOCK    PAID-IN  COMPREHENSIVE RETAINED
                                                SHARES  AMOUNT WARRANTS  CAPITAL     (LOSS)     EARNINGS   TOTAL
In thousands
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998...................      7,569   $  76   $   -   $ 37,867   $ (5,347)   $21,511   $54,107

Comprehensive loss:

    Net loss...............................                                                      (6,788)   (6,788)

    Foreign currency translation...........                                             (754)                (754)

    Unrealized gain on marketable securities                                           2,131                2,131
                                                                                                          -------

Total comprehensive loss...................                                                                (5,411)

Stock option and stock purchase plans......        136       1              1,300                           1,301

Tax benefit from exercise of stock options.                                    30                              30

Issuance of warrants with preferred stock..                       1,848                                     1,848

Charges related to convertible preferred stock                              1,844                (1,844)        -

Securities offering costs..................                                   (20)                            (20)
                                                 -----   -----   ------   -------    -------     -------  -------
Balance at June 30, 1999...................      7,705      77    1,848    41,021     (3,970)    12,879    51,855

Comprehensive loss:

    Net loss...............................                                                      (3,438)   (3,438)

    Foreign currency translation...........                                             (853)                (853)

    Unrealized gain on marketable securities                                             194                  194
                                                                                                          -------

Total comprehensive loss...................                                                                (4,097)

Stock option and stock purchase plans......         98       1                951                             952

Charges related to convertible preferred stock                                                   (1,540)   (1,540)

Securities offering costs..................                                   (61)                            (61)
                                                 -----   -----   ------   -------    -------     ------   -------

Balance at June 30, 2000 ..................      7,803      78    1,848    41,911     (4,629)     7,901    47,109

Comprehensive income:

    Net income.............................                                                       5,424     5,424

    Foreign currency translation...........                                           (2,412)              (2,412)

    Unrealized loss on marketable securities                                            (507)                (507)
                                                                                                          -------
Total comprehensive income.................                                                                 2,505

Stock option and stock purchase plans......        188       2              2,427                           2,429

Tax benefit from exercise of stock options.                                 3,135                           3,135

Charges related to convertible preferred stock                              1,847                (3,547)   (1,700)

Issuance of shares in private placements...        517       5              5,191                           5,196

Issuance of shares for acquisition.........        100       1                974                             975

Issuance of stock warrants.................                       1,366      (106)                          1,260

Exercise of stock warrants.................        126       1   (1,366)    1,366                               1

Securities offering costs..................                                  (430)                           (430)
                                                 -----   -----   ------   -------    -------     ------   -------
Balance at June 30, 2001...................      8,734   $  87   $1,848   $56,315    $(7,548)    $9,778   $60,480
                                                 =====   =====   ======   =======    =======     ======   =======

 The accompanying notes are an integral part of these consolidated financial statements.

                          LeCROY CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                Years Ended June 30,
In thousands                                                              2001          2000          1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ............................................     $  5,424      $ (3,438)     $ (6,788)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Loss on sale of discontinued operations, net of taxes .....          552            --            --
        Cumulative effect of an accounting change, net of taxes ...        4,417            --            --
        Depreciation and amortization .............................        5,231         5,868         4,769
        Restructuring (credits) provisions ........................          667        (2,000)        7,380
        Current tax benefit of exercise of non-qualified
               stock options ......................................          537            --            30
        Deferred income taxes .....................................       (3,957)           --            --
        Gain on sale of marketable securities .....................           --        (2,460)           --
        Acquisition (credits) charges .............................           --            --        (1,140)
     Change in operating assets and liabilities:
        Accounts receivable .......................................       (8,130)        2,164        (1,874)
        Inventories ...............................................       (7,661)          186        (4,435)
        Other current and non-current assets ......................       (1,978)        1,035          (414)
        Accounts payable, accrued expenses and other ..............        6,021         3,499          (801)
                                                                        --------      --------      --------
Net cash provided by (used in) operating activities ...............        1,123         4,854        (3,273)
                                                                        --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment ........................       (4,858)       (6,766)       (7,330)
        Purchase of intangible assets .............................           --            --        (5,125)
        Purchase of computer software .............................       (2,097)       (1,463)       (1,217)
        Proceeds from sale of marketable securities ...............           --         7,630            --
        Proceeds from sale of business segment ....................       12,000            --            --
                                                                        --------      --------      --------
Net cash provided by (used in) investing activities ...............        5,045          (599)      (13,672)
                                                                        --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net change in short-term debt .............................           --        (1,575)         (710)
        Borrowings under line of credit and capital leases ........          458         4,400         6,600
        Repayment of borrowings under line of credit ..............      (11,000)           --            --
        Issuance of common stock ..................................        4,766            --            --
        Issuance of preferred stock ...............................           --            --         9,980
        Current tax benefit of exercise of non-qualified
               stock options ......................................         (537)           --           (30)
        Stock options exercised and stock purchase plans ..........        2,429           891         1,301
                                                                        --------      --------      --------
Net cash (used in) provided by financing activities ...............       (3,884)        3,716        17,141
                                                                        --------      --------      --------
Effect of exchange rates changes ..................................          114          (711)         (300)
                                                                        --------      --------      --------
        Net increase (decrease) in cash and cash equivalents ......        2,398         7,260          (104)
        Cash and cash equivalents, beginning of year ..............        9,051         1,791         1,895
                                                                        --------      --------      --------
        Cash and cash equivalents, end of year ....................     $ 11,449      $  9,051      $  1,791
                                                                        ========      ========      ========
Supplemental Cash Flow Disclosure
        Cash paid during the year for:
            Interest ..............................................     $    462      $  1,016      $    662
            Income taxes ..........................................          590           880         1,797
        Issuance of shares for acquisition ........................        1,000            --            --

 The accompanying notes are an integral part of these consolidated financial statements.

                                       29

                               LECROY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The LeCroy Corporation (the "Company"), founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995, develops, manufactures, and markets electronic signal acquisition and analysis products and services. The Company's core business is the production of high-performance digital oscilloscopes, which are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications.

Basis of Presentation and Use of Estimates

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

Fiscal Year Ending Dates

     The operations of the U.S. parent company, LeCroy Corporation, have a fiscal year ending on the Saturday closest to June 30 (June 30, 2001, July 1, 2000 and July 3, 1999). For 2001 and 2000, the fiscal years represented a 52-week period. For 1999 the fiscal year represented a 53-week period. The majority of foreign subsidiaries have a June 30 fiscal year-end. The consolidated financial statement year-end references are stated as June 30.

Revenue Recognition

      Revenue is recognized when products are shipped or services are rendered to customers, net of allowances for anticipated returns. Revenues from service contracts are recognized ratably over the contract period. A deferral is recorded for post-contract support and any other further deliverables included within the sales contract agreement. This deferral is earned as contract elements are completed. Beginning in fiscal 2001 with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", revenue from license fees under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized over the term of the related agreement. An on-going requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be "essential to the functionality" of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date. Prior to adopting SAB 101, revenue from license agreements was recognized when non-refundable payments were received and all significant obligations under the license agreements were fulfilled.

     Warranty

      Estimated future warranty obligations related to products are provided by charges to operations in the period that the related revenue is recognized.

Research and Development

      Research and development costs are expensed as incurred.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Cash and Cash equivalents

      Cash and cash equivalents consist primarily of highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

      The Company classifies its equity investments as available for sale and reports them at fair market value. Unrealized gains or losses are reported net of tax and foreign exchange effect in stockholders' equity until disposition. In October 1999, the Company recorded a pre-tax gain of $2.5 million on the sale of
2.7 million shares of its equity investment in Iwatsu Electric, Co. ("Iwatsu"). As of June 30, 2001, Japanese stock market and currency fluctuations resulted in a cumulative increase of approximately $361 to the remaining investment's original cost, which has a fair market value of $2.0 million.

Property and Equipment

      Property and equipment is recorded at cost. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the related asset. The estimated useful lives are as follows:


         Building...........................................   20-32 years
         Furniture, machinery and equipment.................    3-12 years
         Computer software..................................     5-7 years

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Intangible Assets

        The cost of product technology and manufacturing and distribution rights acquired is amortized primarily on units produced or shipped over the contract period, generally five years, but in no event longer than their expected useful lives. Excess of cost over fair market value of net assets acquired is being amortized on a straight line basis between five and fifteen years.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company reviews long-lived assets used in operations when indicators of impairment are present. If the anticipated undiscounted operating cash flow generated by those assets is less than the assets' carrying value, an impairment charge is recorded for the difference between the fair value and the carrying value of the asset.

Concentration of Credit Risk

     The Company develops and manufactures electronic equipment, principally digital oscilloscopes, which it sells primarily to research and development engineers in research facilities, governmental agencies and the test and measurement industry. Sales are to all regions of the United States as well as to a multitude of foreign countries. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses have been minimal and within management's expectations. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of short-term deposits in the United States and Europe with major banks with investment levels and debt ratings set to limit exposure with any one institution.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Income Taxes

      Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. In general, the Company's policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States. During the fourth quarter of fiscal 2001, the Company determined that it was likely it would repatriate excess cash balances held by one of its foreign subsidiaries. Accordingly, included in the Company's fiscal 2001 tax provision is the U.S. tax expense anticipated to be due when such amounts are repatriated.

Foreign Exchange

      The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The translation adjustments that result from translating the balance sheets at different rates than the income statements are included in accumulated comprehensive loss, which is a separate component of stockholders' equity. Gains (losses) in fiscal 2001, 2000 and 1999 resulting from foreign currency transactions approximated $(756), $600 and $742, respectively, and are included in Other income (expense), net in the Consolidated Statements of Operations.

Derivative Financial Instruments

      The Company enters into foreign exchange forward currency contracts that are designated as fair value hedges, to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign forward exchange contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net gain or loss resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies in fiscal 2001 is included in Other income (expense), net in the Consolidated Statements of Operations. At June 30, 2001, the Company had approximately $16.9 million of open foreign exchange forward contracts with short-term maturities of less than six months.

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

Per Share Information

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. Common stock equivalents are comprised of convertible preferred stock, employee stock options and warrants to purchase common stock. Common stock equivalents related to employee stock options and warrants to purchase common stock were 371,000, 228,000 and 308,000, in fiscal years 2001, 2000 and 1999, respectively. In fiscal 2001 and 2000, 500,000 of common stock equivalents related to the Company's convertible preferred stock, and in fiscal 1999 all common stock equivalents, were excluded from the loss per common share calculation because the effect would be anti-dilutive.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Comprehensive Income (Loss)

      Comprehensive income (loss) for the three years ended June 30, 2001, 2000 and 1999 included foreign currency translation losses of $2.4 million, $853 and $754, respectively, and unrealized gains and (losses) on marketable equity securities classified as available for sale of $(507), $194 and $2.1 million, respectively. The cumulative foreign currency translation losses were $7.9 million at June 30, 2001 and $5.5 million at June 30, 2000. The cumulative unrealized gains on marketable equity securities classified as available for sale were $361 at June 30, 2001 and $866 at June 30, 2000. These unrealized gains were net of deferred tax liabilities of $121 and $289 at June 30, 2001 and 2000, respectively.

Change in Accounting Estimate

      The Company has experienced improved quality on its newer product offerings and refined its methodology to reflect these improvements in its assessment of warranty exposure. As a result, the Company reduced its warranty reserve and increased operating income by $625 in the quarter ended March 31, 2000.

New Pronouncements

     In June 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were released. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill will no longer be amortized over its estimated useful life, but will be subject to at least an annual assessment of impairment by applying a fair-value based test. The Company will adopt SFAS No. 142 beginning in the first quarter of fiscal 2002. Excluding the impact of any impairment charges that cannot be determined at this time, management estimates that the effect of implementing SFAS No. 142 will be to reduce selling and general administrative expenses and increase operating income by approximately $340 in fiscal 2002.

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. In fiscal 2001, the Company recognized $1.3 million of the $7.1 million pre-tax deferred license fee revenue, which is included in Service and other revenue in the Consolidated Statement of Operations. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

     Assuming that SAB 101 had been adopted as of July 1, 1998, pro forma net income (loss) from continuing operations and earnings (loss) per diluted share from continuing operations in fiscal years 2000 and 1999 would be as follows:

                                                                                  PRO FORMA
                                                                                 -----------
                                                                               2000         1999
                                                                              ------       ------
   Net income (loss) from continuing operations............................  $ 8,457     $ (5,345)
   Net (loss) .............................................................   (2,552)     (10,819)

   Net income (loss) from continuing operations per diluted share..........  $  0.87     $  (0.94)
   Net (loss) per diluted share............................................    (0.51)       (1.66)

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Discontinued Operations

     The Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries, and to report them as "Loss from discontinued operations" for all periods presented. In addition, the net assets of the Vigilant Networks segment that were sold in August 2000, along with the assets related to any remaining portion of the Vigilant Networks segment not included in the sale but which will be discontinued, have been reclassified as "Net assets of discontinued operations" and included in Other current assets on the Consolidated Balance Sheets for all periods presented (See Note 3).

2. RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

     During the fourth quarter of fiscal 2001, the Company reduced its workforce by approximately 25 positions (approximately 5%) to improve operating efficiencies. As a result of this restructuring, the Company recorded a severance charge of approximately $900.

      During fiscal year 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate the oscilloscope operations in order to enhance operating efficiencies and to dedicate additional resources to develop advanced technologies. In connection with this consolidation, the Company recorded total restructuring and other charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $900 of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs were comprised of inventory write-offs of $2.2 million, which were included in cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full and part-time employees and the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

     During fiscal 2001, the 1999 restructuring plan was completed. Cumulative through fiscal 2001, $8.2 million of the initial restructuring reserve established has been paid or used to reduce asset balances. Of this $8.2 million, $2.1 million related to inventories, $3.0 million related to severance and other employee benefit costs, $1.3 million related to the Geneva facility lease and $1.8 million related to plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As such, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. The residual balance of approximately $200 was credited to Restructuring and other charges (credit), net in fiscal 2001.

      In the fourth quarter of fiscal 1998, the Company finalized a restructuring plan amounting to $8.5 million in response to uncertainties in the Pacific Region. These charges included inventory write-offs of $2.7 million, which were included in cost of sales, the write-down of plant assets, leases and contracts of $2.9 million, and severance charges for the reduction of 90 full and part-time employees of the Company's workforce, which approximated $2.9 million. In the fourth quarter of fiscal 1999, the Company recorded restructuring credits of $2.4 million relating to the reversal of restructuring accruals for severance and leases due to the decision to continue certain European sales offices. As of June 30, 2001, the 1998 restructuring plan has been completed.

3. DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for the Company. Since this product's inception, LeCroy had made substantial investments in the Vigilant Networks segment in terms of selling, marketing, research and development, and administrative expenses. While the network analyzer had a unique technology, the Company decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech in August 2000 for gross proceeds of $12.0 million. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech is being discontinued. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of $552, net of a $314 tax benefit, on the sale and discontinuance of the Vigilant Networks segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter due to changes in estimates. For the fiscal years ended June 30, 2001, 2000 and 1999, revenues from discontinued operations were $405 (through the measurement date), $7.4 million and $6.7 million, respectively, and losses from discontinued operations, net of tax were $1.4 million (through the measurement date), $11.0 million and $5.5 million, respectively.

4. INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                        JUNE 30,
                                                        --------
                                                  2001             2000
                                                  ----             ----
       Raw materials  ...................     $     6,865        $   6,863
       Work in process ..................           9,829            7,348
       Finished goods ...................          14,721           10,178
                                              -----------        ---------
                                              $    31,415        $  24,389
                                              ===========        =========

     The allowance for excess and obsolete inventory included above amounted to $3,633 in 2001 and $2,643 in 2000.

5. OTHER CURRENT ASSETS

     Other current assets consist of the following:
                                                            JUNE 30,
                                                            --------
                                                      2001             2000
                                                      ----             ----
       Deferred tax assets, net................  $     7,786       $         -
       Net assets of discontinued operations...          241             4,996
       Other...................................        2,990             1,953
                                                 -----------       -----------
                                                 $    11,017       $     6,949
                                                 ===========       ===========

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:
                                                             JUNE 30,
                                                             --------
                                                        2001           2000
                                                        ----           ----
      Land and building.............................. $  12,472    $    11,729
      Furniture, machinery and equipment.............    28,378         28,098
      Computer software..............................     5,852              -
                                                      ---------    -----------
                                                         46,702         39,827
      Less: Accumulated depreciation and amortization   (25,275)       (24,734)
                                                      ---------    -----------
                                                    $    21,427    $    15,093
                                                    ===========    ===========

     Depreciation and amortization expense for the fiscal years ended June 30, 2001, 2000 and 1999 was $3.3 million, $3.5 million and $4.5 million, respectively.

     In the fourth quarter of fiscal 2001, the Company placed into service computer software for internal use and transferred the cumulative amount of funds expended on such software from Other assets to Property and equipment.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. OTHER ASSETS

     Other assets consist of the following:

                                                            JUNE 30,
                                                            --------
                                                      2001         2000
                                                      ----         ----
Manufacturing and distribution rights, net ...      $ 8,133      $ 8,889
Computer software for internal use ...........          -          3,719
Excess of cost over net assets acquired, net..        1,574        1,031
Other ........................................        2,120        1,070
                                                    -------      -------
                                                    $11,827      $14,709
                                                    =======      =======

     The excess of cost over net assets acquired is net of accumulated amortization of $1.2 million and $841 for fiscal 2001 and fiscal 2000, respectively. Manufacturing and distribution rights are net of accumulated amortization of $1.4 million and $591 for fiscal 2001 and fiscal 2000, respectively.

     In the fourth quarter of fiscal 2001, the Company placed into service computer software for internal use and transferred the cumulative balance of funds expended on such software from Other assets to Property and Equipment.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                 JUNE 30,
                                                                 --------
                                                            2001         2000
                                                          -------      -------
Compensation and benefits .............................   $ 7,689      $ 6,527
Retained liabilities from discontinued operations .....     3,309            -
Warranty ..............................................     1,529        1,608
Deferred revenue ......................................     1,321        1,131
Income taxes ..........................................     3,417        3,247
Other .................................................     4,327        4,226
                                                          -------      -------
                                                          $21,592      $16,739
                                                          =======      =======

9. INCOME TAXES

     The components of income from continuing operations before income taxes are as follows:
                                        2001           2000           1999
                                    --------       --------       --------
     Domestic ................      $ 10,032       $  4,913       $  5,165
     Foreign .................           906          6,156         (3,980)
                                    --------       --------       --------
                                    $ 10,938       $ 11,069       $  1,185
                                    ========       ========       ========

     The benefit (provision) for income taxes from continuing operations for the fiscal year June 30 is as follows:

                                        2001           2000           1999
                                    --------       --------       --------
     Current:
        State ................      $   (410)      $   (490)      $   (208)
        Federal...............        (1,262)        (2,540)        (1,083)
        Foreign ..............          (646)          (468)          (543)
     Deferred:
        State ................           583              -              -
        Federal ..............         2,575              -              -
        Foreign ..............            57              -           (665)
                                    --------       --------       --------
                                    $    897       $ (3,498)      $ (2,499)
                                    ========       ========       ========

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The reconciliation between U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows:

                                                                      2001           2000           1999
                                                                      ----           ----           ----
      Tax at U.S. federal statutory rate.......................    $ (3,828)      $  (3,874)   $    (415)

      Increase (reduction) to statutory tax rate from:
           Difference between U.S. and foreign rates...........        (305)            (21)         365
            Use of  net operating losses to offset taxable                                -            -
               income..........................................       3,159
           Tax effect of  restructuring........................           -           1,156       (1,966)
           Change in valuation allowances......................       4,096             160         (321)
           Repatriation of foreign earnings....................      (1,622)           (444)           -
           State taxes ........................................        (627)           (319)        (135)
           Other, net..........................................          24            (156)         (27)
                                                                   --------       ----------   ----------
      Income tax benefit (provision)...........................    $    897       $  (3,498)   $  (2,499)
                                                                   ========       ==========   ==========

     Significant components of the Company's net deferred tax as of June 30, 2001 and 2000 were as follows:

                                                                     2001         2000
                                                                     ----         ----
      Federal and state loss and credit carryforwards .......    $  6,970     $  9,008
      Foreign loss and credit carryforwards .................       1,949        1,973
      Inventory and other reserves ..........................       4,248        3,167
                                                                 --------     --------
               Deferred tax assets before valuation allowance      13,167       14,148
               Valuation allowance ..........................      (4,296)     (14,148)
                                                                 --------     --------
      Net deferred tax assets ...............................    $  8,871   $        -
                                                                 ========     ========

     At June 30, 2001, $7.8 million of the Company's net deferred tax assets were included on the Consolidated Balance Sheet in Other current assets, with the remaining $1.1 million included in Other assets. Under SFAS No. 109, "Accounting for Income Taxes", the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits will be realized. Management assesses the realizability of its net deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. Based upon its assessment as of June 30, 2001, Management concluded that it was more likely than not that the Company would realize benefits from a portion of its remaining deferred tax assets. Accordingly, the Company reduced its reserve against such assets by $6.7 million in the fourth quarter of fiscal 2001, $2.6 million of which related to deductions from employee stock option exercises and was credited to Additional paid-in-capital on the Consolidated Balance Sheet. In addition, during fiscal 2001 the Company utilized $8.2 million of net operating losses ($3.2 million tax benefit) to offset taxable income from continuing operations. Management will continue to assess the realizability of the deferred tax asset at each interim and annual balance sheet date based on actual and forecasted operating results.

     Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. During the fourth quarter of fiscal 2001, however, the Company determined that it would repatriate approximately $7.0 million in future periods from one of its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and has provided for that amount in the current year tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was $20.1 million at June 30, 2001. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

     At June 30, 2001, the Company has U.S. federal income tax net operating loss carryforwards of $9.3 million available to offset future taxable income. The carryforwards expire in 2019 and 2020. Foreign tax net operating losses of $500 at June 30, 2001 are available to offset future taxable income of certain foreign subsidiaries. The foreign losses expire in 2004. Federal, State and foreign tax credits expire at various dates between 2002 and 2020.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. DEBT

     As of June 30, 2001, the Company had a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. A commitment fee of between .375% and .50% per annum, depending on the Company's Leverage Ratio, is payable on any unused amount under the line. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of June 30, 2001, the Company has met its financial covenant requirements and there were no borrowings outstanding under this line of credit.

     Prior to entering into its current credit agreement on October 11, 2000, the Company had a $12.0 million credit facility with two commercial banks. Borrowings under this credit facility since an April 19, 2000 amendment bore interest at the higher of the prime rate, or the federal funds rate plus 1/2%, plus 2%. Prior to that date, borrowings under this facility bore interest at the higher of the prime rate, the federal funds rates plus 1/2% or, on foreign currency borrowings, the Eurocurrency Interest Rate plus applicable margins (as defined). A commitment fee of .1875% was payable on any unused amounts under the credit facility. Outstanding borrowings under this credit facility as of June 30, 2000 of $11.0 million were recorded as a current liability due to the projection that certain financial covenants would be violated at the end of the first quarter of fiscal 2001. In August 2000, proceeds from the sale of the Company's Vigilant Networks segment were used to repay the outstanding borrowings under this facility.

     On June 12, 2000, the Company secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of June 30, 2001, the Company had $456 outstanding under this line of credit, $73 of which was included in Accrued expenses and other liabilities and the remaining $383 in Non-current liabilities on the Consolidated Balance Sheet. The outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S. based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.2 million as of June 30, 2001). No amounts were outstanding under such facilities as of June 30, 2001.

     Interest income (expense), net, included in Other income (expense), net was $76 in fiscal 2001, $(877) in fiscal 2000 and $(584) in fiscal 1999.

     The Company's debt approximates fair value.

11. STOCK OPTION PLANS

     Under the Company's Amended and Restated 1993 Stock Incentive Plan (the "Plan"), 1,521,739 shares of Common Stock can be issued through the exercise of stock options, increasing annually by 5% of the common shares outstanding each July 1 during the term of the Plan. At July 1, 2001, a maximum of 3,719,205 shares was reserved for issuance of incentive stock options, non-qualified stock options and restricted stock awards. Options issued under the Plan allow full-time employees, including officers, to purchase shares of Common Stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the exercise price under incentive stock options may not be less than 110% of the fair market value on the date of grant. No more than an aggregate of 2,608,696 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the Plan. This limitation does not apply to non-qualified stock options or restricted stock awards that may be granted under the Plan. The vesting period and expiration of each grant is determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are either ten or eleven years from the date of grant.

     Under the Plan, stock options can be issued to full-time employees, including officers and non-employee consultants. Pursuant to an amendment to the Plan dated August 16, 2000, options must be granted at an exercise price not less than 100% of the fair market value on the date of grant.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Transactions for incentive and non-qualified stock options for the Plan for fiscal years 2001, 2000 and 1999 are as follows:

                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                     NUMBER OF    EXERCISE PRICE    EXERCISE
                                                                      SHARES        PER SHARE         PRICE
                                                                  ----------------------------------------------
Outstanding at June 30, 1998.....................................     1,673,569   $ 5.95  - $ 36.75  $    18.74
Granted..........................................................       409,000    14.88  -   20.50       15.71
Exercised........................................................       (71,726)    6.33  -   15.75        6.84
Cancelled........................................................       (71,440)    6.33  -   36.25       19.64
                                                                     ----------  ------------------   ---------
Outstanding at June 30, 1999.....................................     1,939,403     5.95  -   36.75       18.55
Granted..........................................................       703,000    10.13  -   17.50       14.10
Exercised........................................................       (36,220)    5.95  -    9.20        6.83
Cancelled........................................................      (303,190)    5.95  -   36.75       21.56
                                                                     ----------- ------------------   ---------
Outstanding at June 30, 2000.....................................     2,302,993     5.95  -   32.25       16.99
Granted..........................................................       166,929    13.88  -   25.00       18.82
Exercised........................................................      (144,438)    5.95  -   23.50       12.90
Cancelled........................................................      (245,389)    5.95  -   32.25       20.87
                                                                     ----------- ------------------   ---------
Outstanding at June 30, 2001.....................................     2,080,095  $  6.33   - $32.25   $   16.92
                                                                     ==========  ==================   =========


     The following table summarizes information about stock options outstanding at June 30, 2001:

                                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                   AT JUNE 30, 2001                        AT JUNE 30, 2001
                                      ------------------------------------------     ----------------------------
                                                       WEIGHTED      WEIGHTED                         WEIGHTED
                                                        AVERAGE       AVERAGE                          AVERAGE
                                        NUMBER OF      EXERCISE     CONTRACTUAL        NUMBER OF      EXERCISE
                 RANGE                   SHARES          PRICE     LIFE (YEARS)         SHARES          PRICE
                 -----                   -------         -----     ------------         -------         -----
         $  6.33   -  $ 12.00             242,137       $  6.62          3.41            242,137      $  6.62
         $ 12.01   -  $ 24.00           1,747,958         17.70          7.56            784,082        19.85
         $ 24.01   -  $ 32.25              90,000         29.30          6.97             60,000        31.45
                                        ---------       -------                        ---------      -------
           Total                        2,080,095       $ 16.92                        1,086,219      $ 17.54
                                        =========                                      =========

     Of the total options outstanding under the 1993 Plan, 1,086,219, 964,658 and 804,147 were exercisable at June 30, 2001, 2000 and 1999, respectively. Stock options available for grant were 634,983, 99,774 and 110,411 at June 30, 2001, 2000 and 1999, respectively.

     In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Non-Employee Director Stock Option Plan ("1998 Plan"). Pursuant to the 1998 Plan, each non-employee director received a stock option grant of 15,000 shares exercisable at market price on the date the plan was adopted or upon initial election to the Board of Directors. These options vest ratably over a 36 month period. Additionally, each non-employee director will receive an annual stock option grant of 7,000 shares (5,000 shares prior to an amendment dated October 25, 2000) exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of June 30, 2001, no shares of Common Stock had been issued upon exercise of options granted or cancelled under the 1998 Plan. Options for shares of Common Stock granted and outstanding under the 1998 Plan consist of 35,000 options at an exercise price of $19.13 and 15,000 options at an exercise price at $23.69 granted during fiscal 2001, 25,000 options at an exercise price of $13.50 granted during fiscal 2000 and 60,000 options at an exercise price of $14.875 granted during fiscal 1999. Stock options issued pursuant to the 1995 Plan of 20,688 vested according to the provisions of the plan on the date the plan was terminated.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rates of 4.82% for 2001, 6.1% for 2000 and 6.0% for 1999; no dividends; volatility factors of the expected market price of the Company's Common Stock of 0.724 for 2001, 0.592 for 2000 and 0.582 for 1999 and a weighted-average expected life of the options of 4.4 years for 2001, 4.3 years for 2000 and 4.7 years for 1999.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 2001, 2000 and 1999 is amortized to expense over the option vesting periods. The pro forma amortization is reflected on the anniversary date of each vesting period. The weighted-average grant date fair value of options granted during fiscal years 2001, 2000 and 1999 was $11.18, $7.47 and $8.47, respectively. The Company's pro forma information follows:

                                                                                             PRO FORMA
                                                                                     2001       2000       1999
                                                                                     -----      ----       ----
       Pro forma net loss applicable to common stockholders....................   $ (1,396)   $ (7,776)  $(12,999)
       Pro forma net loss per common share applicable to common
          stockholders:
            Basic .............................................................   $  (0.16)   $  (1.00)  $  (1.71)
            Diluted ...........................................................   $  (0.16)   $  (0.97)  $  (1.71)

     These amounts may not necessarily be indicative of the pro forma effect of SFAS 123 for future periods in which options may be granted.

12. COMMON STOCK

         During the third quarter of fiscal 2001, the holders of warrants to purchase 220,701 shares of Common Stock at $10.05 per share exercised their rights to a cash-less conversion. As a result, 126,646 shares of Common Stock were issued and $1.4 million, representing the fair value of the warrants at the date of issue, was transferred from Warrants to purchase common stock to Additional paid-in capital on the Consolidated Balance Sheet.

     In August 2000, the Company sold 517,520 shares of its Common Stock for gross proceeds of $5.2 million in a private equity placement. Proceeds from this sale of securities were used to repay existing indebtedness, fund working capital requirements and other general corporate purposes.

     The Company has reserved 3,719,205 shares of Common Stock for issuance upon the exercise of stock options granted or available for future grant, 500,000 shares of Common Stock for issuance upon the conversion of the Company's Redeemable Convertible Preferred Stock and 344,055 shares of Common Stock for issuance upon the exercise of outstanding warrants to purchase Common Stock.

13. STOCKHOLDER RIGHTS PLAN

     On November 2, 1998 the Company's Board of Directors declared a dividend distribution of one right in respect to each share of the Company's Common Stock outstanding at the record date, November 18, 1998. Initially, the rights will trade together with the Common Stock and will not be exercisable or separately tradable. The rights will be exercisable if a person or group acquires, in the future, 15% or more of the Company's stock or announces a tender offer. Right holders, other than the acquiring person or group, are then entitled to purchase an amount of the Company's stock at a 50% discount to the share price at that time. The amount of stock that a right holder is entitled to purchase is based on the exercise price. Under certain circumstances, the right will entitle the stockholder to buy shares in an acquiring entity at a discount.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The Company's Board of Directors may redeem the rights at a price of $0.001 per right up until 10 days following a public announcement that any person or group has acquired 15% or more of LeCroy's Common Stock. The rights will expire on November 2, 2008, unless redeemed prior to that date.

14. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $28 if the public offering takes place prior to the first anniversary of the closing, at least $36 prior to the second anniversary of the Closing and at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at June 30, 2001 was $12.5 million.

     In connection with the private placement of Preferred Stock, the Company issued 250,000 fully exercisable warrants to purchase shares of Common Stock at an exercise price of $20. On the Closing, the Company used the Black-Scholes option pricing model to assign an aggregate value of $1.8 million to the 250,000 warrants. As such, $1.8 million of the $10.0 million proceeds was allocated to Additional paid-in capital and the remaining $8.2 million was allocated to redeemable Preferred Stock. The value assigned to the warrants of $1.8 million will accrete to the value of the Preferred Stock over five years. This will result in a non-cash charge to net income of approximately $360,000 per year to arrive at net income applicable to common stockholders.

     On the Closing, the Company's stock price was $23.69 per share. This caused the conversion feature of the redeemable Preferred Stock to be "in the money". As a result, the intrinsic value of this conversion feature was calculated to be $1.84 million. This $1.84 million was treated as an additional preferred dividend to the preferred investors and was charged to Additional paid-in capital. This additional preferred dividend was deducted from net income to arrive at net income applicable to common stockholders in the calculation of earnings per share for fiscal 1999.

     During fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-27 "Application of EITF Issue No. 95-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF No.00-27 adjusts the calculation of the original conversion discount charge by requiring that the fair value of the Preferred Stock be reduced by the value assigned to warrants to buy common stock that were issued with the Preferred Stock. As a result, the Company recorded an additional $1.8 million cash conversion discount charge in fiscal 2001 that has been presented as the cumulative effect of a change in accounting principle in determining net income applicable to common shareholders.

15.  EMPLOYEE BENEFIT PLANS

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees under which it may make a discretionary match up to 50% of employee contributions up to a maximum employer contribution of 2.5% of the employee's total compensation. For the years ended June 30, 2001, 2000 and 1999, the Company has expensed $495, $130 and $313, respectively, in contributions to the plan. In November 1999, the Company made a decision not to distribute its discretionary fiscal 1999 401(k) match and, therefore, reversed such expense in November 1999.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions amounting to $286 in 2001, $368 in 2000 and $687 in 1999 were charged to expense in each respective period.

     In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock through payroll deductions at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase stock will terminate on July 7, 2005. To date, 290,709 shares have been issued under the Employee Stock Purchase Plan and 144,074 shares were available for future issuance.

     The Company maintains a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which has been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS"). Annually, the Board of Directors determines the contribution, if any, to the Employee Stock Ownership Trust ("ESOT"), which trust has been established under the Plan for the purpose of administering and investing the funds contributed by the Company. For the years ended June 30, 2001, 2000 and 1999, respectively, the Company did not contribute to the ESOP and does not intend to contribute in the future.

16. SEGMENT AND GEOGRAPHIC INFORMATION

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

     Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                               2001        2000        1999
                                            --------    --------    --------
North America...........................    $ 47,432    $ 45,106    $ 51,068
Europe .................................      39,900      34,674      35,652
Other foreign...........................      54,056      41,620      32,771
                                            --------    --------    --------
     Total .............................    $141,388    $121,400    $119,491
                                            ========    ========    ========

     Total assets by geographic area are as follows:
                                                           2001        2000
                                                           ----        ----
North America .......................................   $ 89,455    $ 67,445
Europe...............................................     24,221      25,512
Other foreign........................................      8,484       7,892
                                                        --------    --------
      Total .........................................   $122,160    $100,849
                                                        ========    ========

     Other foreign revenues consist principally of sales from Japan and Asia. No customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. Revenues attributable to Canada and Mexico are included in North America and represent less than 7% and .2%, respectively, of North American revenues in all years presented.

     Revenue attributable to individual countries that account for 10% or more of total revenues in fiscal 2001 include the United States ($45.2 million), Japan ($18.2 million) and Germany ($14.3 million); in fiscal 2000 include the United States ($42.5 million), Japan ($22.7 million) and Germany ($12.5 million); and in fiscal 1999 include the United States ($50.5 million), Japan ($19.7 million) and Germany ($14.1 million).

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


17. COMMITMENTS AND CONTINGENCIES

Leases

     The Company has operating leases covering plant, certain office facilities, and equipment that expire at various dates through 2011. Future minimum annual lease payments required during the years ending in fiscal 2002 through 2006 and later years under noncancellable operating leases having an original term of more than one year are $1,410, $1,257, $1,115, $821, $482 and $2,396, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 2001, 2000 and 1999 approximated $1.7 million, $1.6 million and $2.8 million, respectively.

Technology Dispute Settlement

      In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these was an intellectual property claim in fiscal 1994 in the form of a lawsuit that alleged patent infringement with respect to some of the Company's oscilloscope products. In February 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The result was an initial payment of $1.5 million and a license agreement providing for minimum annual future royalty payments of $3.5 million over ten years with potential additional amounts contingent on future product sales not to exceed an aggregate of $3.5 million. Royalty expense, which approximated $545 in 2001, $1.0 million in 2000 and $982 in 1999, is included in cost of sales. As of June 30, 2001, the Company has expensed the maximum royalty payments due under the settlement and license agreements.

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

     In May 1999, the Company, Digitech Industries, Inc. and the former owners of the Ridgefield site entered into an agreement with the current owners of the Ridgefield Site. The current owners have purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both the Company and Digitech as insured parties. The current owners of the Ridgefield Site have also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site have also agreed to hold both the Company and Digitech Industries harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company has agreed to pay the former owners of the Ridgefield Site $160 as compensation for the reduced sale value of the property due to the environmental problems existing on the site. The Company has retained this liability after the sale of the Vigilant segment.

18. ACQUISITIONS

     In July 2000, the Company issued 100,000 shares of its Common Stock to acquire all of the outstanding common stock of Lightspeed Electronics Corporation ("Lightspeed"). The acquisition of Lightspeed was recorded using the purchase method of accounting. The excess of cost over net assets acquired of $1.0 million is being amortized over five years.

     In April 1998 the Company acquired selected assets of its Korean sales distributor, Woojoo Hi-Tech Corporation, for approximately $1.7 million. A non-compete agreement of $600 is being amortized over 30 months. The investment in excess of fair market value of assets purchased of $800 is being amortized over 15 years.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized unaudited quarterly operating results for fiscal year 2001 and 2000 are as follows:

                                                                           QUARTERS ENDED
                                           -------------------------------------------------------------------------------
                                                       FISCAL YEAR 2000                      FISCAL YEAR 2001
                                           --------------------------------------   --------------------------------------
                                           SEPT. 30,  DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MAR. 31, JUNE 30,
                                              1999      1999      2000      2000      2000       2000     2001      2001
                                           -------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues
  Digital oscilloscopes and related
    products..............................   $23,623   $26,973   $28,343   $31,298  $26,356   $32,206   $34,181  $36,682
  High energy physics products............     1,437     1,320       828       547      987       778     1,257      735
  Service and other.......................     1,846     1,642     1,860     1,683    2,114     2,002     1,976    2,114
                                             -------   -------   -------   -------  -------   -------   -------  -------
     Total revenues.......................    26,906    29,935    31,031    33,528   29,457    34,986    37,414   39,531
                                             -------   -------   -------   -------  -------   -------   -------  -------
Cost of sales.............................    13,897    15,739    14,879    17,191   14,495    16,920    17,785   18,638
                                             -------   -------   -------   -------  -------   -------   -------  -------
      Gross profit........................    13,009    14,196    16,152    16,337   14,962    18,066    19,629   20,893
Selling, general and administrative
  expenses................................     8,913     9,508     9,792    10,785    9,889    11,488    11,716   11,966
Research and development expenses.........     3,974     3,287     3,460     3,090    3,881     3,884     4,255    4,395
Restructuring and other (credits) charges.         -         -         -    (2,000)       -         -         -      667
                                             -------   -------   -------   -------  -------   -------   -------  -------
  Operating income .......................       122     1,401     2,900     4,462    1,192     2,694     3,658    3,865
Gain from sale of marketable securities...         -     2,460         -         -        -         -         -        -
Other (expense) income, net...............      (210)      449       (85)     (430)      (2)     (245)     (111)    (113)
                                             --------  -------   -------   -------  -------   -------   -------  -------
Income from continuing operations before
  income taxes............................       (88)    4,310     2,815     4,032    1,190     2,449     3,547    3,752
Income tax benefit (provision)............        28    (1,362)     (890)   (1,274)    (137)     (478)     (727)   2,239
                                             -------   -------   -------   -------  -------   -------   -------  -------
Income (loss) from continuing operations..       (60)    2,948     1,925     2,758    1,053     1,971     2,820    5,991

Loss from discontinued operations, net of
  tax.....................................     1,635       733     2,856     5,785    1,545         -         -      450
                                             -------   -------   -------   -------  -------   -------   -------  -------
Net (loss) income before the cumulative
  effect of a change in accounting
  principle...............................    (1,695)    2,215      (931)   (3,027)    (492)    1,971     2,820    5,541
Cumulative effect of an accounting change
  for revenue recognition, net of tax.....         -         -         -         -    4,417         -         -        -
                                             -------   -------   -------   -------  -------   -------   -------  -------
Net income (loss).........................    (1,695)    2,215      (931)   (3,027)  (4,909)    1,971     2,820    5,541
Charges related to convertible preferred
  stock...................................       384       385       385       386      425       424       425      425
Cumulative effect of an accounting change
  for preferred stock.....................         -         -         -         -        -     1,848         -        -
                                             -------   -------   -------   -------  -------   -------   -------  -------
Income (loss) applicable to common
  stockholders............................   $(2,079)  $ 1,830   $(1,316)  $(3,413) $(5,334)  $  (301)  $ 2,395  $ 5,116
                                             =======   =======   =======   =======  =======   =======   =======  =======
Income (loss) per common share-basic:
  Income (loss) from continuing operations.  $ (0.06)  $  0.33   $  0.20   $  0.30  $  0.08   $  0.18   $  0.28  $  0.64
  Income (loss) from discontinued operations   (0.21)    (0.09)    (0.37)    (0.74)   (0.19)        -         -    (0.05)
  Cumulative effect of accounting change..         -         -         -         -    (0.54)    (0.22)        -        -
                                             -------   -------   -------   -------  -------   -------   -------  -------
  Net (loss) income ......................   $ (0.27)  $  0.24   $ (0.17)  $ (0.44) $ (0.65)  $ (0.04)  $  0.28  $  0.59
                                             =======   =======   =======   =======  =======   =======   =======  =======
Income (loss) per common share-diluted:
  Income (loss) from continuing operations.  $ (0.06)  $  0.32   $  0.19   $  0.30  $  0.08   $  0.18   $  0.26  $  0.61
  Income (loss) from discontinued operations   (0.21)    (0.09)    (0.36)    (0.73)   (0.19)        -         -    (0.05)
  Cumulative effect of accounting change..         -         -         -         -    (0.54)    (0.21)        -        -
                                             -------   -------   -------   -------  -------   -------   -------  -------
  Net (loss) income ......................   $ (0.27)  $  0.23   $ (0.17)  $ (0.43) $ (0.65)  $ (0.03)  $  0.26  $  0.56
                                             =======   =======   =======   =======  =======   =======   =======  =======
Weighted average number of shares:
Basic.....................................     7,708     7,738     7,757     7,792    8,153     8,490     8,622    8,726
Diluted...................................     7,708     7,912     7,991     7,924    8,153     8,872     9,163    9,083

     Included in revenue and pre-tax income for each of the four quarters in fiscal 2001, is $324 related to the recognition of deferred revenue associated with the adoption of SAB 101.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



20.  SUBSEQUENT EVENTS (UNAUDITED)

     On August 15, 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds to fund growth through acquisitions and other transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders, which is scheduled to be held November 20, 2001; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company."


ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is scheduled to be held on November 20, 2001; said information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is scheduled to be held on November 20, 2001; said information is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is scheduled to be held on November 20, 2001; said information is incorporated herein by reference.

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



     (a) (3)      EXHIBITS

     The following exhibits are filed with this report:

Exhibit
 Number                             Description
-------                             ------------
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

3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

3.3 Amendment to the By-Laws of the Registrant, dated August 16, 2000, filed as Exhibit 3.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.

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

Exhibit
 Number                             Description
-------                             ------------

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

Exhibit
 Number                             Description
-------                             ------------

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

10.33 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, dated August 16, 2000, filed as Exhibit 10.33 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.

Exhibit
 Number                             Description
-------                             ------------

10.34 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.

10.35 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.

10.36 Credit Agreement, dated October 11, 2000, between the Registrant and The Bank of New York, as Administrative Agent, filed as Exhibit 10.36 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.

10.37 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001, and is incorporated herein by reference.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule for the fiscal year ended June 30, 2000.



(b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K, dated August 15, 2001, to report the sale of 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million on August 15, 2001 in a private equity placement.

     The Company filed a Form 8-K, dated July 23, 2001, announcing in a press release a range of anticipated earnings for its fourth quarter ended June 30, 2001 and providing earnings guidance for its first quarter ending September 30, 2001 and the full year ending June 30, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LeCROY CORPORATION

September 20, 2001                      By /s/ RAYMOND F. KUNZMANN
                                           -----------------------
                                               Raymond F. Kunzmann
                               Vice President Finance, Chief Financial Officer,
                                            Secretary and Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                          Title                               Date
               ---------                          -----                               ----
  /s/ CHARLES A. DICKINSON         Chairman of the Board and Director          September 20, 2001
--------------------------------
     Charles A. Dickinson

  /s/ LUTZ P. HENCKELS                   Chief Executive Officer               September 20, 2001
--------------------------------               and Director
     Lutz P. Henckels                 (Principal Executive Officer)

  /s/ RAYMOND F. KUNZMANN             Vice President Finance, Chief            September 20, 2001
--------------------------------       Financial Officer, Secretary
     Raymond F. Kunzmann                       and Treasurer
                                      (Principal Accounting Officer)

  /s/ ROBERT E. ANDERSON                        Director                       September 20, 2001
--------------------------------
     Robert E. Anderson

  /s/ WALTER O. LECROY, JR.                     Director                       September 20, 2001
--------------------------------
     Walter O. LeCroy, Jr.

  /s/ DOUGLAS A. KINGSLEY                       Director                       September 20, 2001
--------------------------------
     Douglas A. Kingsley

  /s/ WILLIAM G. SCHEERER                       Director                       September 20, 2001
--------------------------------
     William G. Scheerer

  /s/ ALLYN C. WOODWARD, JR.                    Director                       September 20, 2001
-------------------------------
     Allyn C. Woodward, Jr.

  /s/ Peter H. Kamin                            Director                       September 20, 2001
-------------------------------
     Peter H. Kamin


                                                                     Schedule II

                               LeCROY CORPORATION

                        Valuation and Qualifying Accounts

                    Years Ended June 30, 2001, 2000 and 1999
                                 (in thousands)


                                                     Balance at     Charged to                         Balance at
                                                     beginning       costs and        (1)(2)              End
                   Description                       of period       expenses    Deductions/Other    of period(3)
                   -----------                       ---------       --------    ----------------    ------------
Against trade receivables--
Year ended June 30, 1999
        Allowance for doubtful accounts .......        $   568        $   502         $  (552)         $   518
Year ended June 30, 2000
        Allowance for doubtful accounts ......            518            225            (202)             541
Year ended June 30, 2001
         Allowance for doubtful accounts .....            541            108            (408)             241

Against inventories--
Year ended June 30, 1999
        Allowance for excess and obsolete ....          4,389          3,063          (5,015)           2,437
Year ended June 30, 2000
        Allowance for excess and obsolete ....          2,437          1,000            (794)           2,643
Year ended June 30, 2001
        Allowance for excess and obsolete ....          2,643          1,000             (10)           3,633

Against deferred tax assets--
Year ended June 30, 1999
        Valuation allowance ...................          9,205          1,495              --           10,700
Year ended June 30, 2000
        Valuation allowance ...................         10,700          3,448              --           14,148
Year ended June 30, 2001
        Valuation allowance ...................         14,148         (7,255)         (2,597)(4)        4,296

------------

(1) Accounts written-off.
(2) Merchandise disposals and/or impact of foreign currency.
(3) Inventory reserves include $213 and $2,170 of restructuring reserves as of June 30, 2000 and June 30, 1999, respectively.
(4) Represents reduction of valuation allowance against the tax benefit of net operating losses generated from employee stock option deductions. Offsetting credit was recorded directly to equity rather than the current year income statement.

                                                                    Exhibit 23.1
CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements Form S-8 No. 333-3144 and Form S-8 No. 333-91833 pertaining to the Amended and Restated 1993 Stock Incentive Plan, the 1995 Non-employee Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, and the 1998 Non-employee Director Stock Option Plan of LeCroy Corporation, Form S-3 No. 333-64848 pertaining to the registration of Common Stock and Warrants with a maximum aggregate offering price not to exceed $50,000,000, and Form S-3 No. 333-43690 pertaining to the registration of 100,000 shares of LeCroy Corporation's Common Stock, of our report dated July 27, 2001, with respect to the consolidated financial statements and schedule of LeCroy Corporation included in this Annual Report (Form 10-K) for the year ended June 30, 2001.

                                                              ERNST & YOUNG LLP


MetroPark, New Jersey
September 24, 2001