Form 10-Q
period 2001-09-30
LECROY CORP
filed 2001-11-13
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                          YES    X        NO
                              -------        -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                           OUTSTANDING AT OCTOBER 30, 2001
             -----                           -------------------------------
 Common stock, par value $.01 share                     10,199,623



================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q


                                      INDEX



                                                                       Page No.
                                                                       --------
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets
                  as of September 30, 2001 and June 30, 2001               3

                 Condensed Consolidated Statements of Operations
                  for the Three Month Periods ended September 30,
                  2001 and 2000                                            4

                 Condensed Consolidated Statements of Cash Flows
                  for the Three Month Periods ended September 30,
                  2001 and 2000                                            5

                 Notes to Condensed Consolidated Financial Statements      6

  Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10

  Item 3.        Quantitative and Qualitative Disclosure About
                  Market Risk                                             13

PART II          OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                         14

                 SIGNATURES                                               14

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,         June 30,
In thousands, except share and per share amounts                                       2001                2001
---------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                        $  32,506        $   11,449
     Accounts receivable, net                                                            29,994            32,982
     Inventories, net                                                                    35,598            31,415
     Other current assets                                                                10,337            11,017
                                                                                      ---------        ----------
             Total current assets                                                       108,435            86,863

Property and equipment, net                                                              21,629            21,427
Marketable securities                                                                     1,393             2,043
Other assets                                                                             11,474            11,827
                                                                                      ---------        ----------

TOTAL ASSETS                                                                          $ 142,931        $  122,160
                                                                                      =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $  22,000        $   23,661
     Accrued expenses and other liabilities                                              17,435            21,592
                                                                                      ---------        ----------
             Total current liabilities                                                   39,435            45,253

Deferred revenue and other non-current liabilities                                        4,585             5,037

Redeemable convertible preferred stock                                                   11,857            11,390

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares;                           102                87
          10,199,623 and 8,734,505 issued and outstanding as of
          September 30, 2001 and June 30, 2001, respectively)
      Additional paid-in capital                                                         79,524            56,315
      Warrants to purchase common stock                                                   2,165             1,848
      Accumulated other comprehensive loss                                               (5,894)           (7,548)
      Retained earnings                                                                  11,157             9,778
                                                                                      ---------        ----------
             Total stockholders' equity                                                  87,054            60,480
                                                                                      ---------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 142,931        $  122,160
                                                                                      =========        ==========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                                                                             Three months ended
                                                                                                September 30,
In thousands, except per share amounts                                                     2001             2000
-------------------------------------------------------------------------------------------------------------------------

Revenues:
      Digital oscilloscopes and related products                                        $   27,596      $   26,356
      High energy physics products                                                           1,095             987
      Service and other                                                                      2,074           2,114
                                                                                        ----------      ----------
        Total revenues                                                                      30,765          29,457

Cost of sales                                                                               14,743          14,495
                                                                                        ----------      ----------
        Gross profit                                                                        16,022          14,962
Operating expenses:
      Selling, general and administrative                                                    9,879           9,889
      Research and development                                                               4,082           3,881
                                                                                        ----------      ----------
        Total operating expenses                                                            13,961          13,770
                                                                                        ----------      ----------

Operating income                                                                             2,061           1,192

      Other income (expense), net                                                              271              (2)
                                                                                        ----------      ----------
Income from continuing operations before income taxes                                        2,332           1,190
      Income tax provision                                                                     486             137
                                                                                        ----------      ----------
Income from continuing operations                                                            1,846           1,053

Discontinued operations:
      Loss from operations, net of tax                                                           -          (2,399)
      Gain on sale, net of tax                                                                   -             854
                                                                                        ----------      ----------
      Loss from discontinued operations                                                          -          (1,545)
                                                                                        ----------      ----------

Net income (loss) before the cumulative effect of an accounting change                       1,846            (492)
Cumulative effect of an accounting change for revenue recognition,
      net of tax benefit of $2,728                                                               -           4,417
                                                                                        ----------      ----------
Net income (loss)                                                                            1,846          (4,909)

Charges related to convertible preferred stock                                                 467             425
                                                                                        ----------      ----------
Net income (loss) applicable to common stockholders                                     $    1,379      $   (5,334)
                                                                                        ----------      ----------

Income (loss) per common share - basic:
      Income from continuing operations                                                 $     0.15      $     0.08
      Loss from discontinued operations                                                          -           (0.19)
      Cumulative effect of an accounting change                                                  -           (0.54)
                                                                                        ----------      ----------
      Net income (loss)                                                                 $     0.15      $    (0.65)
                                                                                        ==========      ==========
Income (loss) per common share - diluted:
      Income from continuing operations                                                 $     0.14      $     0.08
      Loss from discontinued operations                                                          -           (0.19)
      Cumulative effect of an accounting change                                                  -           (0.54)
                                                                                        ----------      ----------
      Net income (loss)                                                                 $     0.14      $    (0.65)
                                                                                        ==========      ==========

Weighted average number of common shares:
      Basic                                                                                  9,468           8,153
      Diluted                                                                               10,051           8,153



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                               September 30,
In thousands                                                                              2001             2000
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $ 1,846          $(4,909)
     Adjustments to reconcile net income (loss) to net cash
            (used in) provided by operating activities:
        Gain on sale of discontinued operations, net of tax                                    -             (854)
        Cumulative effect of an accounting change, net of taxes                                -            4,417
        Depreciation and amortization                                                      1,455            1,217
     Change in operating assets and liabilities:
        Accounts receivable                                                                4,958            2,956
        Inventories                                                                       (3,945)          (1,137)
        Other current and non-current assets                                               1,226             (708)
        Accounts payable, accrued expenses and other liabilities                          (7,486)            (711)
                                                                                         -------          -------
Net cash (used in) provided by operating activities                                       (1,946)             271
                                                                                         -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (1,138)          (1,376)
     Proceeds from sale of business segment                                                    -           12,000
                                                                                         -------          -------
Net cash (used in) provided by investing activities                                       (1,138)          10,624
                                                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                           165              149
     Repayment of borrowings                                                                 (23)          (8,000)
     Proceeds from the issuance of common stock                                           23,284            4,770
     Proceeds from exercise of stock options                                                 256              165
                                                                                         -------          -------
Net cash provided by (used in) financing activities                                       23,682           (2,916)
                                                                                         -------          -------
Effect of exchange rate changes on cash                                                      459              233
                                                                                         -------          -------
     Net increase in cash and cash equivalents                                            21,057            8,212
     Cash and cash equivalents at beginning of the period                                 11,449            9,051
                                                                                        --------         --------
     Cash and cash equivalents at end of the period                                     $ 32,506         $ 17,263
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

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company") and its wholly owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10K for the fiscal year ended June 30, 2001. The condensed consolidated balance sheet as of June 30, 2001 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgement and available information and, consequently, actual results could differ from these estimates. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim period presented. Interim period operating results may not be indicative of the operating results for a full year.

2.       GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. Subsequent impairment losses will be reflected in operating income in the income statement. The Company does not expect any impairment loss as a result of such tests. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                                                    Three months ended
                                                                                       September 30,
         In thousands, except per share amounts                                   2001             2000
                                                                            -------------      -------------
         Reported net income (loss)                                         $       1,846      $      (4,909)
         Add back goodwill amortization, net of tax                                     -                 72
                                                                            -------------      -------------
         Adjusted net income (loss)                                         $       1,846      $      (4,837)
                                                                            =============      =============
         Income (loss) per common share - basic:
                  Reported net income                                       $        0.15      $       (0.65)
                  Goodwill amortization, net of tax                                     -               0.01
                                                                            -------------      -------------
                  Adjusted net income (loss)                                $        0.15      $       (0.64)
                                                                            =============      =============

         Income (loss) per common share - diluted:
                  Reported net income                                       $        0.14      $       (0.65)
                  Goodwill amortization, net of tax                                     -               0.01
                                                                            -------------      -------------
                  Adjusted net income (loss)                                $        0.14      $       (0.64)
                                                                            =============      =============


                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheet as of the dates indicated:

                                                                September 30,        June 30,
                                                                    2001               2001
                                                                -------------      -------------
                                                                           In thousands
Intangible assets :

  Amortized intangible assets:
     Technology, manufacturing and distribution rights           $     10,304       $   10,081
     Patents and other intangible assets                                  201              201
     Accumulated amortization                                          (2,514)          (2,045)
                                                                 ------------       ----------
   Net carrying amount                                           $      7,991       $    8,237
                                                                 ============       ==========
  Non-amortized intangible assets:
     Goodwill, net                                               $      1,574       $    1,574
                                                                 ============       ==========


         Amortization expense for the first quarter of fiscal 2002 for those intangible assets still required to be amortized under SFAS No. 142 was $375,000. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on units produced or shipped over the contract periods through June 2005 or on a straight line basis. The impact of foreign exchange translation on amortized intangible assets during the quarter ended September 30, 2001 was an increase in the net carrying amount of $129,000.

3.       DERIVATIVES

     The Company enters into foreign exchange forward contracts that are designated as fair value hedges, to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign forward exchange contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net gain resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies was $135,000 in the first quarter of fiscal 2002 and is included in Other (expense) income in the Condensed Consolidated Statements of Operations. At September 30, 2001, the Company had approximately $13.9 million of open foreign exchange forward contracts.

4.       DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. On August 22, 2000, the Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech is being discontinued.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

     The Condensed Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment and to report them as loss from discontinued operations for all periods presented. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million in the first quarter of fiscal 2001. As of September 30, 2000, after deducting the value of the warrants, fees and certain retained liabilities, the Company recorded a gain of $854,000 on the sale and discontinuance of the Vigilant Networks segment. In the fourth quarter of fiscal 2001, the Company adjusted the operating losses of the segment prior to the measurement date to $1.4 million, net of a $1.0 million tax benefit, and adjusted the gain on sale to a loss of $552,000, net of a $314,000 tax benefit. These adjustments reflected changes in estimates and the recognition of certain previously reserved tax assets.

5.       COMPREHENSIVE INCOME (LOSS)

     For the three months ended September 30, 2001, the Company's comprehensive income totaled $3.5 million, compared to a comprehensive loss of $6.5 million for the three months ended September 30, 2000. Comprehensive income for the three months ended September 30, 2001 included foreign currency translation gains of $2.3 million and unrealized losses on marketable equity securities classified as available for sale of $615,000. Comprehensive loss for the three months ended September 30, 2000 included foreign currency translation losses of $1.3 million and unrealized losses on marketable equity securities classified as available for sale of $307,000.

     The cumulative foreign currency translation losses were $5.6 million at September 30, 2001 and $7.9 million at June 30, 2001. The cumulative unrealized (losses) gains on marketable equity securities classified as available for sale were $(255,000) at September 30, 2001 and $361,000 at June 30, 2001.

6.       INVENTORIES, NET

     Inventories, net of related reserves, are stated at the lower of cost (first-in, first-out method) or market. Inventories, including demonstration units in finished goods, consist of the following:

                                                   September 30,       June 30,
                                                       2001              2001
                                                   -------------      ---------
                                                             In thousands

             Raw materials .......................      $10,720         $ 9,395
             Work in process .....................        9,590           7,399
             Finished goods ......................       15,288          14,621
                                                       --------        --------
                                                        $35,598         $31,415
                                                       ========        ========

7.       PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                    September 30,     June 30,
                                                        2001            2001
                                                    -------------    ----------
                                                             In thousands

             Land and building ...................   $   12,537      $   12,472
             Furniture, machinery and equipment ..       29,626          28,378
             Computer software ...................        5,988           5,852
                                                     ----------      ----------
                                                         48,151          46,702
             Less:  Accumulated depreciation
                and amortization .................      (26,522)        (25,275)
                                                     ----------      ----------
                                                     $   21,629      $   21,427
                                                     ==========      ==========

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

8.       ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                  September 30,     June 30,
                                                      2001            2001
                                                  -------------     --------
                                                         In thousands

        Compensation and benefits...............    $ 6,121        $ 7,689
        Retained liabilities from
           discontinued operations..............      1,047          3,309
        Warranty................................      1,364          1,529
        Deferred revenue........................      1,097          1,321
        Income taxes............................      3,459          3,417
        Other...................................      4,347          4,327
                                                    -------        -------
                                                    $17,435        $21,592
                                                    =======        =======

9.       CAPITAL STOCK

     On August 15, 2001 (the "Closing"), the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions. In connection with the private equity placement, the Company issued to its placement agent a warrant to purchase up to 28,571 shares of Common Stock at an exercise price of $17.50. On the Closing, the Company used the Black-Scholes option pricing-model to assign an aggregate value of $317,000 to this warrant.

10.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $28 if the public offering takes place prior to the first anniversary of the closing, at least $36 prior to the second anniversary of the Closing and at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at September 30, 2001 was $12.9 million.

11.      REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. For the three months ended September 30, 2001 and 2000, the Company recognized $324,000 of the $7.1 million pre-tax deferred license fee revenue, which is included in Service and other revenue in the Condensed Consolidated Statement of Operations. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

                               LECROY CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three month periods ended September 30, 2001 and 2000. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                      2001        2000
                                                                                    ---------   -------
Revenues:
     Digital oscilloscopes and related products...................................     89.7%      89.5%
     High energy physics products.................................................      3.6        3.3
     Service and other............................................................      6.7        7.2
                                                                                      -----      -----
        Total revenues............................................................    100.0      100.0

Cost of sales.....................................................................     47.9       49.2
                                                                                      -----      -----
Gross profit .....................................................................     52.1       50.8
Operating expenses:
     Selling, general and administrative..........................................     32.1       33.6
     Research and development.....................................................     13.3       13.2
                                                                                      -----      -----
        Total operating expenses..................................................     45.4       46.8

Operating income..................................................................      6.7        4.0

Other income (expense), net.......................................................      0.9          -
                                                                                      -----      -----
Income from continuing operations before income taxes.............................      7.6        4.0
Income tax provision..............................................................      1.6        0.5
                                                                                      -----      -----
Income from continuing operations.................................................      6.0        3.5
Loss from discontinued operations, net of tax.....................................        -       (5.2)
                                                                                      -----      -----
Net income (loss) before the cumulative effect of an
   accounting change.............................................................       6.0       (1.7)
Cumulative effect of an accounting change for revenue
   recognition, net of tax benefit................................................        -      (15.0)
                                                                                      -----      -----
Net income (loss).................................................................      6.0%     (16.7)%
                                                                                      =====      =====

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

     Total revenues were $30.8 million in the first quarter of fiscal 2002, compared to $29.5 million in the first quarter of fiscal 2001, an increase of 4.4%, or $1.3 million. This increase, which was substantially all in Digital oscilloscopes and related products, was primarily due to the continued success of the WavePro line of oscilloscopes introduced in the second quarter of fiscal 2001 and the introduction of our Waverunner-2 oscilloscope during the third quarter of fiscal 2001.

     Gross profit margin was 52.1% in the first quarter of fiscal 2002, compared to 50.8%, in the first quarter of fiscal 2001. This improvement was due primarily to a favorable mix of higher margin new products that were introduced beginning in the second quarter of fiscal 2001.

     Selling, general and administrative expenses of $9.9 million in the first quarter of fiscal 2002 were substantially the same as the prior year. As a percentage of sales, selling general and administrative expenses decreased from 33.6% in the first quarter of fiscal 2001 to 32.1% in the first quarter of fiscal 2002. The decrease as a percentage of sales was primarily due to efficiencies from the leveraging of costs over a higher sales volume.

     Research and development expense was $4.1 million in the first quarter of fiscal 2002, compared to $3.9 million in the first quarter of fiscal 2001, an increase of 5.1% or $200,000. As a percentage of sales, research and development expense increased slightly from 13.2 % in the first quarter fiscal 2001 to 13.3% in the first quarter of fiscal 2002. This increase primarily reflects additional headcount related to new product development. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was income of $271,000 in the first quarter of fiscal 2002, compared to an expense of $2,000 in the first quarter of fiscal 2001. This increase in income was primarily due to net interest income of $115,000 in the first quarter of fiscal 2002, compared to net interest expense of $101,000 in the first quarter of fiscal 2001. The improvement in net interest income was due to higher cash balances primarily from the net proceeds of a $25.0 million private equity placement in August 2001 and no borrowings under the Company's bank line of credit. This compares to an average outstanding bank debt of approximately $6.0 million in the first quarter of fiscal 2001.

     The Company's effective tax rate was 20.8% in the first quarter of fiscal 2002, compared to 11.5% in the first quarter of fiscal 2001. The effective tax rate in the first quarter of fiscal 2002 is based on the estimated annual effective tax rate of 37%, partially offset by the release of a $400,000 tax reserve related to a favorable audit settlement in September 2001. The tax provision in the first quarter of fiscal 2001 was substantially offset by the utilization of fully reserved tax assets related to net operating loss carryforwards. The reserve against these net operating loss carryforwards was largely reversed in the fourth quarter of fiscal 2001. As such, the future utilization of these assets will reduce cash tax payments, but will not reduce the Company's effective tax rate.

     As a result of the above, the Company reported income from continuing operations of $1.8 million in the first quarter of fiscal 2002, compared to income from continuing operations of $1.1 million in the first quarter of fiscal 2001, an increase of 63.6%, or $700,000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $69.0 million at September 30, 2001, which represented a working capital ratio of 2.7 to 1, compared to $41.6 million, or 1.9 to 1, at June 30, 2001. Of the $27.4 million increase in working capital, approximately $23.3 was due to net proceeds raised from a private equity placement in August 2001.

     Net cash (used in) provided by operating activities for the three months ended September 30, 2001 was $(1.9) million compared with $271,000 for the comparable period for the prior year. The decrease in cash provided by operating activities was primarily due to an increase in inventory and a decrease in accounts payable, accrued expenses and other liabilities. The increase in inventory was primarily the result of a significant minimum purchase of materials, a build up for a large second quarter shipment under a multi-year military contract and lower than internally projected shipments. The reduction in accounts payable, accrued expenses and other liabilities reflect $2.2 million of payments on retained discontinued operations liabilities, year-end incentive payments and a reduction in accounts payable levels. These uses of funds were partially offset by higher operating earnings and a reduction in accounts receivable balances.

     Net cash (used in) provided by investing activities for the three months ended September 30, 2001 was $(1.1) million, compared with $10.6 million for the comparable period for the prior year. The decrease in cash provided by investing activities was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks segment in the first quarter of fiscal 2001.

     Net cash provided by (used in) financing activities for the three months ended September 30, 2001 was $23.7 million, compared with $(2.9) million for the comparable period for the prior year. The increase in cash provided by financing activities was due to net proceeds of $23.3 million raised from a private equity placement in August 2001. The cash used in financing activities in the first quarter of 2001 relates to the repayment of borrowings under the Company's credit facility partially offset by the proceeds from the sale of 517,520 shares of the Company's Common Stock.

     On August 15, 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of September 30, 2001, there were no borrowings outstanding under this line of credit.

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

NEW PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. Subsequent impairment losses will be reflected in operating income in the income statement. The Company does not expect any impairment loss as a result of such tests. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                         Three months ended
                                                            September 30,
         In thousands, except per share amounts           2001         2000
                                                        -------      --------

         Reported net income (loss)                     $ 1,846      $ (4,909)
         Add back goodwill amortization, net of tax           -            72
                                                        -------      --------
         Adjusted net income (loss)                     $ 1,846      $ (4,837)
                                                        =======      ========

         Income (loss) per common share - basic:
                  Reported net income                   $  0.15      $  (0.65)
                  Goodwill amortization, net of tax           -          0.01
                                                        -------      --------
                  Adjusted net income (loss)            $  0.15      $  (0.64)
                                                        =======      ========

         Income (loss) per common share - diluted:
                  Reported net income                   $  0.14      $  (0.65)
                  Goodwill amortization, net of tax           -          0.01
                                                        -------      --------
                  Adjusted net income (loss)            $  0.14      $  (0.64)
                                                        =======      ========


         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. For the three months ended September 30, 2001 and 2000, the Company recognized $324,000 of the $7.1 million pre-tax deferred license fee revenue, which is included in Service and other revenue in the Condensed Consolidated Statement of Operations. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

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

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the quarters ended September 30, 2001 and 2000, the Company reported foreign currency exchange gains resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies of $135,000 and $97,000, respectively.

     The Company's investment in the common stock of Iwatsu Electric Co., Ltd. which is recorded in "Marketable securities" on the Condensed Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. As of September 30, 2001, Japanese stock market and currency fluctuations resulted in a cumulative decrease of approximately $255,000 to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet and, accordingly, not in net income or loss.

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

                               LECROY CORPORATION



                           PART II. OTHER INFORMATION

ITEM 6.(A)  EXHIBITS


      4.5 Stock Purchase Agreement, dated August 15, 2001, between the Registrant and ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd.

      4.6 Placement Agent Agreement, dated August 15, 2001, between the Registrant and SG Cowen Securities Corporation.

      4.7 Warrant, dated August 15, 2001, issued to SG Cowen Securities Corporation to purchase 28,571 shares of the Registrant's Common Stock.




ITEM 6.(B)  REPORTS ON FORM 8-K

                     None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LECROY CORPORATION

Date:  November 8, 2001
                                     /s/ Raymond F. Kunzmann
                                     -----------------------
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer