Form 10-Q
period 2001-12-31
LECROY CORP
filed 2002-02-12
CIK 943580

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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

                            YES      X             NO
                                 ----------           --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT FEBRUARY 6, 2002
               -----                           -------------------------------
 Common stock, par value $.01 share                      10,230,266


===============================================================================

                               LECROY CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets
                  as of December 31, 2001 and June 30, 2001                              3

                 Condensed Consolidated Statements of Operations
                  for the Three Month Periods ended December 31, 2001 and 2000
                  and Six Month Periods ended December 31, 2001 and 2000                 4

                 Condensed Consolidated Statements of Cash Flows
                  for the Six Month Periods ended December 31, 2001 and 2000             5

                 Notes to Condensed Consolidated Financial Statements                    6

  Item 2.        Management's Discussion and Analysis of Financial Condition            11
                  and Results of Operations

  Item 3.        Quantitative and Qualitative Disclosure About Market Risk              15

PART II          OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                                       16

                 SIGNATURES                                                             16

                               LECROY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,          June 30,
In thousands, except share and per share amounts                                       2001                2001
---------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                        $  30,846        $   11,449
     Accounts receivable, net                                                            22,047            32,982
     Inventories, net                                                                    30,147            31,415
        Other current assets                                                             11,967            11,017
                                                                                      ---------        ----------
             Total current assets                                                        95,007            86,863

Property and equipment, net                                                              21,634            21,427
Marketable securities                                                                     1,142             2,043
Other assets                                                                             11,525            11,827
                                                                                     ----------        ----------
TOTAL ASSETS                                                                         $  129,308        $  122,160
                                                                                     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $   13,973        $   23,661
     Accrued expenses and other liabilities                                              16,061            21,592
                                                                                     ----------        ----------
             Total current liabilities                                                   30,034            45,253

Deferred revenue and other non-current liabilities                                        4,242             5,037

Redeemable convertible preferred stock                                                   12,325            11,390

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares;
          10,228,766 and 8,734,505 issued and outstanding as of
          December 31, 2001 and June 30, 2001, respectively)                                102                87
      Additional paid-in capital                                                         80,038            56,315
      Warrants to purchase common stock                                                   2,165             1,848
      Accumulated other comprehensive loss                                               (7,077)           (7,548)
      Retained earnings                                                                   7,479             9,778
                                                                                     ----------         ---------
             Total stockholders' equity                                                  82,707            60,480
                                                                                     ----------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  129,308         $ 122,160
                                                                                     ==========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended                  Six months ended
                                                                      December 31,                       December 31,
In thousands, except per share data                               2001            2000               2001            2000
-------------------------------------------------------------------------------------------------------------------------------

Revenues:
      Digital oscilloscopes and related products             $     25,884    $    32,206         $    53,480     $    58,562
      High energy physics products                                    293            778               1,388           1,765
      Service and other                                             2,196          2,002               4,270           4,116
                                                             ------------    -----------         -----------     -----------
        Total revenues                                             28,373         34,986              59,138          64,443

Cost of sales (includes $3.6 million of inventory charges
        in the quarter ended December 31, 2001)                    18,366         16,920              33,109          31,415
                                                             ------------    -----------         -----------     -----------
        Gross profit                                               10,007         18,066              26,029          33,028

Operating expenses:
      Selling, general and administrative (includes
        $1.9 million of severance costs in the
        quarter ended December 31, 2001)                           11,586         11,488              21,465          21,377
      Research and development                                      3,533          3,884               7,615           7,765
                                                             ------------    -----------         -----------     -----------
        Total operating expenses                                   15,119         15,372              29,080          29,142

Operating (loss) income                                            (5,112)         2,694              (3,051)          3,886
Other (expense) income, net                                           (19)          (245)                252            (247)
                                                             ------------    -----------         -----------     -----------
(Loss) income from continuing operations before
      income taxes                                                 (5,131)         2,449              (2,799)          3,639
(Benefit from) provision for income taxes                          (1,921)           478              (1,435)            615
                                                             ------------    -----------         -----------     -----------
(Loss) income from continuing operations before
      accounting change                                            (3,210)         1,971              (1,364)          3,024
Loss from discontinued operations, net of tax
      benefit of $412                                                   -              -                   -          (1,545)
                                                             ------------    -----------         -----------     -----------
Net (loss) income before the cumulative effect of an
      accounting change                                            (3,210)         1,971              (1,364)          1,479
Cumulative effect of an accounting change for revenue
      recognition, net of tax benefit of $2,728                         -              -                   -           4,417
                                                             ------------    -----------         -----------     -----------
Net (loss) income                                                  (3,210)         1,971              (1,364)         (2,938)

Charges related to convertible preferred stock                        468            424                 935             849
Cumulative effect of an accounting change for
      preferred stock                                                   -          1,848                   -           1,848
                                                             ------------    -----------         -----------     -----------
Net (loss) applicable to common stockholders                 $     (3,678)   $      (301)        $    (2,299)    $    (5,635)
                                                             ============    ===========         ===========     ===========
Income (loss) per common share - basic:
      Income (loss) from continuing operations               $      (0.36)   $      0.18         $     (0.23)    $      0.26
      Loss from discontinued operations                                 -              -                   -           (0.19)
      Cumulative effect of accounting changes                           -          (0.22)                  -           (0.75)
                                                             ------------    -----------         -----------     -----------
      Net (loss)                                             $      (0.36)   $     (0.04)        $     (0.23)    $     (0.68)
                                                             ============    ===========         ===========     ===========
Income (loss) per common share - diluted:
      Income (loss) from continuing operations               $      (0.36)   $      0.18         $     (0.23)    $      0.25
      Loss from discontinued operations                                 -              -                   -           (0.18)
      Cumulative effect of accounting changes                           -          (0.21)                  -           (0.73)
                                                             ------------    -----------         -----------     -----------
      Net (loss)                                             $      (0.36)   $     (0.03)        $     (0.23)    $     (0.66)
                                                             ============    ===========         ===========     ===========
Weighted average number of common shares:
      Basic                                                        10,216          8,490               9,850           8,321
      Diluted                                                      10,216          8,872               9,850           8,575


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                               December 31,
In thousands                                                                              2001             2000
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                         $ (1,364)        $ (2,938)
     Adjustments to reconcile net loss to net cash
            (used in) operating activities:
        Gain on sale of discontinued operations, net of tax                                    -             (854)
        Cumulative effect of an accounting change, net of tax                                  -            4,417
        Depreciation and amortization                                                      2,893            2,404
        Inventory charges and severance costs                                              5,528                -
     Change in operating assets and liabilities:
          Accounts receivable                                                              3,539              276
          Inventories                                                                     (2,199)          (3,037)
          Other current and non-current assets                                            (1,084)          (1,220)
          Accounts payable, accrued expenses and other liabilities                        (9,508)            (824)
                                                                                        --------         --------
Net cash (used in) operating activities                                                   (2,195)          (1,776)
                                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (2,307)          (2,546)
     Investment in computer software                                                           -             (956)
     Proceeds from sale of business segment                                                    -           12,000
                                                                                        --------         --------
Net cash (used in) provided by investing activities                                       (2,307)           8,498
                                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit and capital leases                                        -              500
     Repayment of borrowings                                                                 (42)         (11,000)
     Proceeds from the issuance of common stock                                           23,231            4,767
     Proceeds from exercise of stock option and purchase plans                               575              540
                                                                                        --------         --------
Net cash provided by (used in) financing activities                                       23,764           (5,193)
                                                                                        --------         --------
Effect of exchange rate changes on cash                                                      135               37
                                                                                        --------         --------
     Net increase in cash and cash equivalents                                            19,397            1,566
     Cash and cash equivalents at beginning of the period                                 11,449            9,051
                                                                                        --------         --------
     Cash and cash equivalents at end of the period                                     $ 30,846         $ 10,617
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

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim period presented. Interim period operating results may not be indicative of the operating results for a full year.

2.       GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the transitional impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share from continuing operations would have been as follows:

                                                   Three months ended           Six months ended
                                                      December 31,                December 31,
In thousands, except per share amounts             2001          2000           2001        2000
                                                   ----          ----           ----        ----

Reported net (loss) income                       $ (3,210)     $  1,971       $ (1,364)   $ (2,938)
Add back goodwill amortization, net of tax              -            68              -         139
                                                 --------      --------       --------    --------
Adjusted net (loss) income                       $ (3,210)     $  2,039       $ (1,364)   $ (2,799)
                                                 ========      ========       ========    ========

Income (loss) per common share - basic:
         Reported net (loss) income              $  (0.36)     $   0.18       $  (0.23)   $   0.26
         Goodwill amortization, net of tax              -          0.01              -        0.02
                                                 --------      --------       --------    --------
         Adjusted net (loss) income              $  (0.36)     $   0.19       $  (0.23)   $   0.28
                                                 ========      ========       ========    ========
Income (loss) per common share - diluted:
         Reported net (loss) income              $  (0.36)     $   0.18       $  (0.23)   $   0.25
         Goodwill amortization, net of tax              -             -              -        0.02
                                                 --------      --------       --------    --------
         Adjusted net (loss) income              $  (0.36)     $   0.18       $  (0.23)   $   0.27
                                                 ========      ========       ========    ========

                               LECROY CORPORATION

                                   (UNAUDITED)

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheet as of the dates indicated:

                                                                December 31,       June 30,
                                                                   2001              2001
                                                                   ----              ----
                                                                       In thousands
Intangible assets:

  Amortized intangible assets:
     Technology, manufacturing and distribution rights           $ 10,223          $ 10,081
     Patents and other intangible assets                              201               201
     Accumulated amortization                                      (2,791)           (2,045)
                                                                 --------          --------
  Net carrying amount                                            $  7,633          $  8,237
                                                                 ========          ========
  Non-amortized intangible assets:
     Goodwill, net                                               $  1,574          $  1,574
                                                                 ========          ========

         Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $710,000 and $545,000 for the six month periods ended December 31, 2001 and 2000, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on units produced or shipped over the contract periods through June 2005 or on a straight-line basis. The impact of foreign exchange translation on amortized intangible assets during fiscal 2002 was an increase in the net carrying amount of $106,000.

3.       DERIVATIVES

     The Company enters into foreign exchange forward contracts that are designated as fair value hedges, to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign forward exchange contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net income resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies was $29,000 for the six months ended December 31, 2001 and is included in Other (expense) income in the Condensed Consolidated Statements of Operations. At December 31, 2001, the Company had approximately $16.4 million of open foreign exchange forward contracts.

4.       DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks segment ("Vigilant Networks"), which was comprised of its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. On August 22, 2000, the Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option-pricing model, these warrants were valued at approximately $1.3 million. The remaining business of Digitech is being discontinued.

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

                               LECROY CORPORATION

                                   (UNAUDITED)

5.       COMPREHENSIVE INCOME (LOSS)

     For the three months ended December 31, 2001, the Company's comprehensive loss totaled $4.4 million, compared to comprehensive income of $2.5 million for the three months ended December 31, 2000. Comprehensive loss for the three months ended December 31, 2001 included foreign currency translation losses of $1.0 million and unrealized losses on marketable equity securities classified as available for sale of $139,000. Comprehensive income for the three months ended December 31, 2000 included foreign currency translation gains of $976,000 and unrealized losses on marketable equity securities classified as available for sale of $447,000.

     For the six months ended December 31, 2001 the Company's comprehensive loss was $893,000 compared to a comprehensive loss of $4.0 million for the six months ended December 31, 2000. The comprehensive loss for the six months ended December 31, 2001, included foreign currency translation gains of $1.2 million and an unrealized loss on marketable equity securities classified as available for sale of $754,000. Comprehensive income for the six months ended December 31, 2000 included foreign currency translation losses of approximately $309,000 and unrealized losses on marketable equity securities classified as available for sale of $754,000.

     The Company classifies its equity investment in Iwatsu Electric, Co. ("Iwatsu") as available for sale and reports it at fair market value. Unrealized gains or losses are reported net of tax and foreign exchange effect in stockholders' equity until disposition. The cumulative unrealized (loss) gain on marketable equity securities was $(394,000) at December 31, 2001, net of a $131,000 tax benefit, and $361,000 at June 30, 2001, net of a $121,000 tax
provision. The Company believes that the cumulative decrease as of December 31, 2001 is a temporary impairment. The Company will analyze its equity investment during the third quarter of fiscal 2002 to determine if the current impairment will continue to be deemed temporary or other than temporary. If the impairment is deemed to be other than temporary, the cumulative unrealized loss at that point in time will be recorded in the Company's Condensed Consolidated Statements of Operations.

     The cumulative foreign currency translation losses were $6.7 million at December 31, 2001 and $7.9 million at June 30, 2001.

6.       ACCOUNTS RECEIVABLE

     During the second quarter of fiscal 2002, the Company entered into an agreement with one of its customers, who is also a vendor, in which it was granted the legal right to offset outstanding accounts receivable balances against accounts payable balances. At December 31, 2001, the Company netted approximately $8.4 million of customer accounts receivable against accounts payable on the Condensed Consolidated Balance Sheet.

7.       INVENTORIES, NET

     Inventories, net of related reserves, are stated at the lower of cost (first-in, first-out method) or market. Inventories, including demonstration units in finished goods, consist of the following:

                                                                      December 31,     June 30,
                                                                          2001           2001
                                                                          ----           ----
                                                                             In thousands
             Raw materials .........................................   $  7,282        $  9,395
             Work in process .......................................      7,157           7,399
             Finished goods ........................................     15,708          14,621
                                                                       --------        --------
                                                                       $ 30,147        $ 31,415
                                                                       ========        ========

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that have been deemed to be in excess of forecasted requirements.

                               LECROY CORPORATION

                                   (UNAUDITED)

8.          PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                      December 31,     June 30,
                                                                          2001           2001
                                                                          ----           ----
                                                                             In thousands
        Land and building...........................................   $ 12,953        $ 12,472
        Furniture, machinery and equipment..........................     29,388          28,378
        Computer software...........................................      6,000           5,852
                                                                       --------        --------
                                                                         48,341          46,702
        Less:  Accumulated depreciation and amortization............    (26,707)        (25,275)
                                                                       --------        --------
                                                                       $ 21,634        $ 21,427
                                                                       ========        ========


9.       ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                      December 31,     June 30,
                                                                          2001           2001
                                                                          ----           ----
                                                                             In thousands
        Compensation and benefits...................................   $  6,360        $  7,689
        Retained liabilities from discontinued operations...........        863           3,309
        Warranty....................................................      1,286           1,529
        Deferred revenue............................................      1,099           1,321
        Income taxes................................................      2,262           3,417
        Other.......................................................      4,191           4,327
                                                                       --------        --------
                                                                       $ 16,061        $ 21,592
                                                                       ========        ========

10.      CAPITAL STOCK

     On August 15, 2001 (the "Closing"), the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions. In connection with the private equity placement, the Company issued to its placement agent a warrant to purchase up to 28,571 shares of Common Stock at an exercise price of $17.50. On the Closing, the Company used the Black-Scholes option-pricing model to assign an aggregate value of $317,000 to this warrant.

11.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $28 if the public offering takes place prior to the first anniversary of the closing, at least $36 prior to the second anniversary of the Closing and at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at December 31, 2001 was $13.3 million.

                               LECROY CORPORATION

                                   (UNAUDITED)

     In November 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") released its Issue No. 00-27 "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." The Company recorded a $1.8 million non-cash conversion discount charge in the fourth quarter of fiscal 1999 to reflect the difference between the value of the conversion feature of its newly issued convertible redeemable preferred stock and the fair value of its preferred stock. EITF No. 00-27 retroactively adjusts the calculation of this conversion discount charge by requiring that the fair value of the preferred stock be reduced by the value assigned to warrants to buy common stock that were issued with the preferred stock. The Company adopted the guidance provided by EITF Issue No. 00-27 in the quarter ended December 31, 2000. As a result, the Company recorded an additional $1.8 million non-cash conversion discount charge in the second quarter of fiscal 2001 presented as the cumulative effect of a change in accounting principle in determining net loss applicable to common stockholders.

12.      REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $324,000 and $648,000 for the three and six month periods ended December 31, 2001 and 2000, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statement of Operations. As of December 31, 2001, the remaining balance of pre-tax deferred license fee revenue was $5.2 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

13.      NEW PRONOUNCEMENTS

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 144.

                               LECROY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three and six month periods ended December 31, 2001 and 2000. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                                   Three Months Ended      Six Months Ended
                                                                                      December 31,           December 31,
                                                                                  2001          2000       2001         2000
                                                                                  ----          ----       ----         ----
Revenues:
     Digital oscilloscopes and related products...............................     91.2%        92.1%       90.4%       90.9%
     High energy physics products.............................................      1.0          2.2         2.4         2.7
     Service and other........................................................      7.8          5.7         7.2         6.4
                                                                                 ------       ------      ------      ------
        Total revenues........................................................    100.0        100.0       100.0       100.0

Cost of sales (includes inventory charges in the quarter
   ended December 31, 2001)...................................................     64.7         48.4        56.0        48.7
                                                                                 ------       ------      ------      ------
Gross profit .................................................................     35.3         51.6        44.0        51.3
Operating expenses:
     Selling, general and administrative (includes severance
        costs in the quarter ended December 31, 2001).........................     40.8         32.8        36.3        33.2
     Research and development.................................................     12.5         11.1        12.9        12.1
                                                                                 ------       ------      ------      ------
        Total operating expenses..............................................     53.3         43.9        49.2        45.3

Operating (loss) income.......................................................    (18.0)         7.7        (5.2)        6.0
Other (expense) income, net...................................................     (0.1)        (0.7)        0.5        (0.4)
                                                                                 ------       ------      ------      ------
(Loss) income from continuing operations before income taxes..................    (18.1)         7.0        (4.7)        5.6
(Benefit from) provision for income tax provision.............................     (6.8)         1.4        (2.4)        0.9
                                                                                 ------       ------      ------      ------
(Loss) income from continuing operations......................................    (11.3)         5.6        (2.3)        4.7
Loss from discontinued operations, net of tax.................................        -            -           -        (2.4)
                                                                                 ------       ------      ------      ------
Net (loss) income before the cumulative effect of an
   accounting change..........................................................    (11.3)         5.6        (2.3)        2.3
Cumulative effect of an accounting change for revenue
   recognition, net of tax benefit............................................        -            -           -         6.9
                                                                                 ------       ------      ------      ------
Net (loss) income.............................................................    (11.3)%        5.6%       (2.3)%      (4.6)%
                                                                                 ======       ======      ======      ======

COMPARISON OF THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

     Total revenues were $28.4 million in the second quarter of fiscal 2002, compared to $35.0 million in the second quarter of fiscal 2001, a decrease of 18.9%, or $6.6 million. This decrease, which was substantially all in Digital oscilloscopes and related products, was primarily due to the impact of the current difficult economic environment on the Company's higher-end products. In addition, the Company experienced a shift in high-end product orders from the second quarter to the second half of the fiscal year due to customers waiting for products to be released under its new WaveMaster(TM) product line of digital oscilloscopes introduced in December 2001.

     Gross profit margin was 35.3% in the second quarter of fiscal 2002, compared to 51.6% in the second quarter of fiscal 2001. Included in gross profit margin in the second quarter of fiscal 2002 was a $3.6 million charge to reserve for inventory associated with discontinued product lines and inventory levels that are in excess of forecasted requirements. Excluding the effect of the inventory charge, gross profit margin was 48.0% in the second quarter of fiscal 2002. The decrease in margin from the prior year was due to the impact of the difficult economic environment on our higher-end products, the shift in orders for our high-end products to the second half due to customer anticipation of our new WaveMaster product line, the shipment of a large United States Government order of lower margin products and the sale of demonstration units at lower margins.

     Selling, general and administrative expenses were $11.6 million in the second quarter of fiscal 2002, compared to $11.5 million in the second quarter of fiscal 2001, an increase of 0.9%, or $100,000. Included in selling, general and administrative expenses in the second quarter of fiscal 2002 was a $1.9 million charge for severance expense, including costs associated with the succession of the Company's Chief Executive Officer. Excluding the severance charge, selling, general and administrative expenses were $9.7 million, a decrease of 15.7%, or $1.8 million. This decrease is attributable to a number of cost reduction initiatives taken by the Company in light of the poor economic environment including headcount reductions, salary freezes, reduced incentive payments and controls on discretionary spending, as well as lower variable selling costs. As a percentage of sales, excluding the charge for severance expense, selling, general and administrative expenses increased from 32.8% in the second quarter of fiscal 2001 to 34.0% in the second quarter of fiscal 2002. This increase as a percentage of sales was due to the inability to fully leverage expenses over a lower sales base.

     Research and development expense was $3.5 million in the second quarter of fiscal 2002, compared to $3.9 million in the second quarter of fiscal 2001, a decrease of 10.3% or $400,000. This decrease in spending was due to the timing of certain expenditures now forecasted for the second half of fiscal 2002. As a percentage of sales, research and development expense increased from 11.1 % in the second quarter fiscal 2001 to 12.5% in the second quarter of fiscal 2002. This increase as a percentage of sales was due to the inability to fully leverage expenses over a higher sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was a net expense of $19,000 in the second quarter of fiscal 2002, compared to a net expense of $245,000 in the second quarter of fiscal 2001. This decrease in expense was primarily due to lower foreign exchange losses as a result of the Company's hedging program initiated in the third quarter of fiscal 2001.

     The Company's effective tax rate was 37.4% in the second quarter of fiscal 2002, compared to 19.5% in the second quarter of fiscal 2001. The tax provision in the second quarter of fiscal 2001 was substantially offset by the utilization of fully reserved tax assets related to net operating loss carryforwards. The reserve against these net operating loss carryforwards was largely reversed in the fourth quarter of fiscal 2001. As such, the future utilization of these assets will reduce cash tax payments, but will not reduce the Company's effective tax rate.

     As a result of the above, the Company reported a loss from continuing operations of $3.2 million in the second quarter of fiscal 2002, compared to income from continuing operations of $2.0 million in the second quarter of fiscal 2001. Excluding the $5.5 million of charges for excess and obsolete inventory and severance discussed above, income from continuing operations in the second quarter of fiscal 2002 was $248,000.

COMPARISON OF THE SIX MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

     Total revenues were $59.1 million in the six months ended December 31, 2001, compared to $64.4 million in the six months ended December 31, 2000, a decrease of 8.2%, or $5.3 million. This decrease, which was substantially all in Digital oscilloscopes and related products, was primarily due to the impact of the current difficult economic environment on the Company's higher-end products. In addition, the Company experienced a shift in high-end product orders from the second quarter to the second half of the fiscal year due to customers waiting for products to be released under its new WaveMaster product line of digital oscilloscopes introduced in December 2001.

      Gross profit margin was 44.0% for the six months ended December 31, 2001, compared to 51.3% for the six months ended December 31, 2000. Excluding a $3.6 million excess and obsolete inventory charge in the second quarter, gross profit margin was 50.1% for the six months ended December 31, 2001. The decrease from the prior year was due to the impact of the difficult economic environment on our higher-end products, the shift in orders for our high-end products from the second quarter to the second half due to customer anticipation of our new WaveMaster product, the shipment of a large United States Government order of lower margin products and the sale of demonstration units at lower margins.

     Selling, general and administrative expenses were $21.5 million for the six months ended December 31, 2001, compared to $21.4 million for the six months ended December 31, 2000, a decrease of 0.5%, or $100,000. Excluding a $1.9 million severance charge in the second quarter, selling, general and administrative expenses were $19.5 million, a decrease of 8.9%, or $1.9 million. This decrease is attributable to a number of cost reduction initiatives taken by the Company in light of the poor economic environment, as well as lower variable selling costs. As a percentage of sales, excluding the charge for severance expense, selling, general and administrative expenses were 33.0% for the six months ended December 31, 2001, substantially the same as the prior year.

     Research and development expense was $7.6 million for the six months ended December 31, 2001, compared to $7.8 million for the six months ended December 31, 2000, a decrease of 2.6% or $200,000. This decrease was primarily due to the timing of certain expenditures now forecasted for the second half of fiscal 2002. As a percentage of sales, research and development expense increased from 12.1% for the six months ended December 31, 2000 to 12.9% for the six months ended December 31, 2001. This increase as a percentage of sales was due to the inability to fully leverage expenses over a lower sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was net income of $252,000 for the six months ended December 31, 2001, compared to a net expense of $247,000 the six months ended December 31, 2000. This variance was due primarily to lower foreign exchange losses as a result of the Company's hedging program initiated in the third quarter of fiscal 2001.

     The Company's effective tax rate was 51.3% for the six months ended December 31, 2001, compared to 16.9% for the six months ended December 31, 2000. The effective tax rate for the six months ended December 31, 2001 is based on the estimated annual effective tax rate of approximately 37%, partially offset by the release of a $400,000 tax reserve related to a favorable audit settlement in the first quarter. The tax provision for the six months ended December 31, 2000 was substantially offset by the utilization of fully reserved tax assets related to net operating loss carryforwards. The reserve against these net operating loss carryforwards was largely reversed in the fourth quarter of fiscal 2001. As such, the future utilization of these assets will reduce cash tax payments, but will not reduce the Company's effective tax rate.

     As a result of the above, the Company reported a loss from continuing operations of $1.4 million for the six months ended December 31, 2001, compared to income from continuing operations of $3.0 million for the six months ended December 31, 2000. Excluding the $5.5 million of charges in the second quarter of fiscal 2002 for excess and obsolete inventory and severance, income from continuing operations for the six months ended December 31, 2001 was $2.1 million.

     During the first quarter of fiscal 2001, the Company divested its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. The Condensed Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment and to report them as loss from discontinued operations for all periods presented. The $1.5 million loss from discontinued operations for the six months ended December 31, 2000 was comprised of operating losses prior to the measurement date as a discontinued operation of $2.4 million, net of tax, partially offset by a gain on sale of $854,000, net of tax. In the fourth quarter of fiscal 2001, the Company adjusted the operating losses of the segment prior to the measurement date to $1.4 million, net of a $1.0 million tax benefit, and adjusted the gain on sale to a loss of $552,000, net of a $314,000 tax benefit. These adjustments reflected changes in estimates and the recognition of certain previously reserved tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $65.0 million at December 31, 2001, which represented a working capital ratio of 3.2 to 1, compared to $41.6 million, or 1.9 to 1, at June 30, 2001. The increase in working capital was due primarily to net proceeds of $23.2 million raised from a private equity placement in August 2001.

     Net cash (used in) operating activities for the six months ended December 31, 2001 was $(2.2) million compared with $(1.8) million for the comparable period for the prior year. The increase in cash used in operating activities was primarily due a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in accounts receivable balances related to lower revenue and operating losses in the prior year from discontinued operations. The reduction in accounts payable, accrued expenses and other liabilities reflect $2.4 million of payments on retained discontinued operations liabilities, payment of prior year incentive compensation, severance payments and a reduction in accounts payable levels.

     Net cash (used in) provided by investing activities for the six months ended December 31, 2001 was $(2.3) million, compared with $8.5 million for the comparable period for the prior year. The decrease in cash provided by investing activities was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks segment in the first quarter of fiscal 2001.

     Net cash provided by (used in) financing activities for the six months ended December 31, 2001 was $23.8 million, compared with $(5.2) million for the comparable period for the prior year. The increase in cash provided by financing activities was due to net proceeds of $23.2 million raised from a private equity placement in August 2001. The cash used in financing activities for the six months ended December 31, 2000 relates to the repayment of borrowings under the Company's credit facility partially offset by the proceeds from the sale of 517,520 shares of the Company's Common Stock.

     On August 15, 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of December 31, 2001, there were no borrowings outstanding under this line of credit.

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

GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the transitional impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share from continuing operations would have been as follows:

                                                   Three months ended           Six months ended
                                                      December 31,                December 31,
In thousands, except per share amounts             2001          2000           2001        2000
                                                   ----          ----           ----        ----

Reported net (loss) income                       $ (3,210)     $  1,971       $ (1,364)   $ (2,938)
Add back goodwill amortization, net of tax              -            68              -         139
                                                 --------      --------       --------    --------
Adjusted net (loss) income                       $ (3,210)     $  2,039       $ (1,364)   $ (2,799)
                                                 ========      ========       ========    ========
Income (loss) per common share - basic:
         Reported net (loss) income              $  (0.36)     $   0.18       $  (0.23)   $   0.26
         Goodwill amortization, net of tax              -          0.01              -        0.02
                                                 --------      --------       --------    --------
         Adjusted net (loss) income              $  (0.36)     $   0.19       $  (0.23)   $   0.28
                                                 ========      ========       ========    ========
Income (loss) per common share - diluted:
         Reported net (loss) income              $  (0.36)     $   0.18       $  (0.23)   $   0.25
         Goodwill amortization, net of tax              -             -              -        0.02
                                                 --------      --------       --------    --------
         Adjusted net (loss) income              $  (0.36)     $   0.18       $  (0.23)   $   0.27
                                                 ========      ========       ========    ========

NEW PRONOUNCEMENTS

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 144.

REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $324,000 and $648,000 for the three and six month periods ended December 31, 2001 and 2000, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statement of Operations. As of December 31, 2001, the remaining balance of pre-tax deferred license fee revenue was $5.2 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

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

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the six months ended December 31, 2001 and 2000, the Company reported foreign currency exchange gains (losses) resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies of $29,000 and $(469,000), respectively.

     The Company's investment in the common stock of Iwatsu Electric Co., Ltd. which is recorded in "Marketable securities" on the Condensed Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. As of December 31, 2001, Japanese stock market and currency fluctuations resulted in a cumulative decrease of approximately $394,000, net of a $131,000 tax benefit, to the remaining investment's original cost. The change in the value of this investment, which is deemed temporary, is included as part of "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheet and, accordingly, not in net income or loss. The Company will analyze its equity investment during the third quarter of fiscal 2002 to determine if the current impairment will continue to be deemed temporary or other than temporary. If the impairment is deemed to be other than temporary, the cumulative unrealized loss at that point in time will be recorded in the Company's Condensed Consolidated Statements of Operations.

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

                               LECROY CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6.(A)          EXHIBITS

        10.38 Employment Agreement, dated August 13, 2001, between the Registrant and Scott Bausback.

        10.39 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels.



ITEM 6.(B)          REPORTS ON FORM 8-K

                      No current reports on Form 8-K were filed during the quarter ended December 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LECROY CORPORATION

Date:  February 6, 2002
                                /s/ Raymond F. Kunzmann
                                -----------------------------------------------
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer