Form 10-Q
period 2002-03-31
LECROY CORP
filed 2002-05-14
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                                YES X     NO
                                -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                           OUTSTANDING AT MAY 3, 2002
                     -----                           --------------------------
          Common stock, par value $.01 share                 10,295,983

================================================================================

                               LeCROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                  Page
                                                                                   No.
                                                                                   ---
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets
                  as of March 31, 2002 and June 30, 2001                            3

                 Condensed Consolidated Statements of Operations
                  for the Three and Nine Month Periods ended
                  March 31, 2002 and 2001                                           4

                 Condensed Consolidated Statements of Cash Flows
                  for the Nine Month Periods ended March 31, 2002 and 2001          5

                 Notes to Condensed Consolidated Financial Statements               6

  Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        11

  Item 3.        Quantitative and Qualitative Disclosure About Market Risk         16

PART II          OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                                  17

                 SIGNATURES                                                        17

                               LeCROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,           June 30,
In thousands, except share and per share amounts                                       2002                2001
---------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                         $ 26,046          $ 11,449
     Accounts receivable, net                                                            18,775            32,982
     Inventories, net                                                                    31,818            31,415
     Other current assets                                                                14,375            11,017
                                                                                     ----------        ----------
             Total current assets                                                        91,014            86,863

Property and equipment, net                                                              21,190            21,427
Marketable securities                                                                     1,321             2,043
Other assets                                                                             10,789            11,827
                                                                                     ----------        ----------
TOTAL ASSETS                                                                         $  124,314        $  122,160
                                                                                     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $   10,422        $   23,661
     Accrued expenses and other liabilities                                              17,078            21,592
                                                                                     ----------        ----------
             Total current liabilities                                                   27,500            45,253

Deferred revenue and other non-current liabilities                                        3,899             5,037

Redeemable convertible preferred stock                                                   12,795            11,390

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares;
          10,238,945 and 8,734,505 issued and outstanding as of
          March 31, 2002 and June 30, 2001, respectively)                                   102                87
      Additional paid-in capital                                                         80,151            56,315
      Warrants to purchase common stock                                                   2,165             1,848
      Accumulated other comprehensive loss                                               (6,596)           (7,548)
      Retained earnings                                                                   4,298             9,778
                                                                                     ----------        ----------
             Total stockholders' equity                                                  80,120            60,480
                                                                                     ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  124,314         $ 122,160
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

                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended                 Nine months ended
                                                                       March 31,                          March 31,
In thousands, except per share data                               2002            2001               2002            2001
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Digital oscilloscopes and related products                $  21,333      $  34,181           $  74,813       $  92,743
      High energy physics products                                     31          1,257               1,419           3,022
      Service and other                                             2,244          1,976               6,514           6,092
                                                                ---------      ---------           ---------       ---------
        Total revenues                                             23,608         37,414              82,746         101,857

Cost of sales (includes $0.6 million of severance in Q'3
        of fiscal 2002 and $3.6 million of inventory charges
        in Q'2 of fiscal 2002)                                     12,409         17,785              45,518          49,200
                                                                ---------      ---------           ---------       ---------
Gross profit                                                       11,199         19,629              37,228          52,657
Operating expenses:
      Selling, general and administrative (includes
        severance costs of $1.3 million and $1.9 million
        in Q'3 and Q'2 of fiscal 2002, respectively)               10,236         11,716              31,701          33,093
      Research and development                                      4,866          4,255              12,481          12,020
                                                                ---------      ---------           ---------       ---------
        Total operating expenses                                   15,102         15,971              44,182          45,113

Operating (loss) income                                            (3,903)         3,658              (6,954)          7,544
Other (expense) income, net                                          (397)          (111)               (144)           (358)
                                                                ---------      ---------           ---------       ---------
(Loss) income from continuing operations before
      income taxes                                                 (4,300)         3,547              (7,098)          7,186
(Benefit from) provision for income taxes                          (1,591)           727              (3,026)          1,342
                                                                ---------      ---------           ---------       ---------
(Loss) income from continuing operations before accounting
      change                                                       (2,709)         2,820              (4,072)          5,844

Loss from discontinued operations, net of tax
      benefit of $412                                                   -              -                   -          (1,545)
                                                                ---------      ---------           ---------       ---------
Net (loss) income before the cumulative effect of an
      accounting change                                            (2,709)         2,820              (4,072)          4,299
Cumulative effect of an accounting change for revenue
      recognition, net of tax benefit of $2,728                         -              -                   -           4,417
                                                                ---------      ---------           ---------       ---------

Net (loss) income                                                  (2,709)         2,820              (4,072)           (118)

Charges related to convertible preferred stock                        469            425               1,404           1,274
Cumulative effect of an accounting change for
      preferred stock                                                   -              -                   -           1,848
                                                                ---------      ---------           ---------       ---------
Net (loss) applicable to common stockholders                    $  (3,178)     $   2,395           $  (5,476)      $  (3,240)
                                                                =========      =========           =========       =========
Income (loss) per common share - basic:
      Income (loss) from continuing operations                  $   (0.31)     $    0.28           $   (0.55)      $    0.59
      Loss from discontinued operations                                 -              -                   -           (0.20)
      Cumulative effect of accounting changes                           -              -                   -           (0.81)
                                                                ---------      ---------           ---------       ---------
      Net (loss) income                                         $   (0.31)     $    0.28           $   (0.55)      $   (0.42)
                                                                =========      =========           =========       =========
Income (loss) per common share - diluted:
      Income (loss) from continuing operations                  $   (0.31)     $    0.26           $   (0.55)      $    0.57
      Loss from discontinued operations                                 -              -                   -           (0.19)
      Cumulative effect of accounting changes                           -              -                   -           (0.79)
                                                                ---------      ---------           ---------       ---------
      Net (loss) income                                         $   (0.31)     $    0.26           $   (0.55)      $   (0.41)
                                                                =========      =========           =========       =========
Weighted average number of common shares:
      Basic                                                        10,233          8,622               9,976           7,734
      Diluted                                                      10,233          9,163               9,976           7,983


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                                 March 31,
In thousands                                                                              2002             2001
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                        $ (4,072)         $   (118)
     Adjustments to reconcile net loss to net cash
            (used in) operating activities:
        Gain on sale of discontinued operations, net of tax                                   -              (854)
        Cumulative effect of an accounting change, net of tax                                 -             4,417
        Depreciation and amortization                                                     4,459             3,786
        Inventory charges and severance costs                                             3,772                 -
        Impairment of marketable securities                                                 492                 -
     Change in operating assets and liabilities:
        Accounts receivable                                                              10,803            (6,227)
        Inventories                                                                      (4,042)           (7,253)
        Other current and non-current assets                                             (3,025)           (2,722)
        Accounts payable, accrued expenses and other liabilities                        (14,957)            3,272
                                                                                       --------          --------
Net cash (used in) operating activities                                                  (6,570)           (5,699)
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (2,920)           (4,086)
     Investment in computer software                                                          -            (1,302)
     Proceeds from sale of business segment                                                   -            12,000
                                                                                       --------          --------
Net cash (used in) provided by investing activities                                      (2,920)            6,612
                                                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit and capital leases                                       -               740
     Repayment of borrowings                                                                (61)          (11,000)
     Proceeds from the issuance of common stock                                          23,182             4,767
     Proceeds from exercise of stock option and purchase plans                              684             2,100
                                                                                       --------          --------
Net cash provided by (used in) financing activities                                      23,805            (3,393)
                                                                                       --------          --------
Effect of exchange rate changes on cash                                                     282               (91)
                                                                                       --------          --------
     Net increase (decrease) in cash and cash equivalents                                14,597            (2,571)
     Cash and cash equivalents at beginning of the period                                11,449             9,051
                                                                                       --------          --------
     Cash and cash equivalents at end of the period                                    $ 26,046          $  6,480
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

                               LeCROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company") and its wholly owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The condensed consolidated balance sheet as of June 30, 2001 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

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

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

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

                                                    Three months ended           Nine months ended
                                                        March 31,                    March 31,
In thousands, except per share amounts             2002          2001           2002          2001
                                                   ----          ----           ----          ----

Reported net (loss) income                       $ (2,709)     $  2,820       $ (4,072)     $   (118)
Add back goodwill amortization, net of tax              -            68              -           203
                                                 --------      --------       --------      --------
Adjusted net (loss) income                       $ (2,709)     $  2,888       $ (4,072)     $     85
                                                 ========      ========       ========      ========

Income (loss) per common share - basic:
         Reported net (loss) income              $  (0.31)     $   0.28       $  (0.55)     $   0.59
         Goodwill amortization, net of tax              -          0.01              -          0.03
                                                 --------      --------       --------      --------
         Adjusted net (loss) income              $  (0.31)     $   0.29       $  (0.55)     $   0.62
                                                 ========      ========       ========      ========
Income (loss) per common share - diluted:
         Reported net (loss) income              $  (0.31)     $   0.26       $  (0.55)     $   0.57
         Goodwill amortization, net of tax              -          0.01              -          0.03
                                                 --------      --------       --------      --------
         Adjusted net (loss) income              $  (0.31)     $   0.27       $  (0.55)     $   0.60
                                                 ========      ========       ========      ========

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheet as of the dates indicated:

                                                                 March 31,      June 30,
                                                                   2002           2001
                                                                   ----           ----
                                                                      In thousands
Intangible assets:

  Amortized intangible assets:
     Technology, manufacturing and distribution rights           $ 10,216       $ 10,081
     Patents and other intangible assets                              201            201
     Accumulated amortization                                      (3,201)        (2,045)
                                                                 --------       --------
   Net carrying amount                                           $  7,216       $  8,237
                                                                 ========       ========
  Non-amortized intangible assets:
     Goodwill, net                                               $  1,574       $  1,574
                                                                 ========       ========

         Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $1.1 million and $1.0 million for the nine month periods ended March 31, 2002 and 2001, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on units produced or shipped over the contract periods through June 2005 or on a straight-line basis. The impact of foreign exchange translation on amortized intangible assets during fiscal 2002 was an increase in the net carrying amount of $84,000.

3.   DERIVATIVES

     The Company enters into foreign exchange forward contracts that are designated as fair value hedges, to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net income resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies was $42,000 for the nine months ended March 31, 2002 and is included in Other (expense) income in the Condensed Consolidated Statements of Operations. At March 31, 2002, the Company had approximately $12.5 million of open foreign exchange forward contracts.

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

     The Condensed Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment and to report them as loss from discontinued operations for all periods presented. Operating losses of the segment prior to the measurement date as a discontinued operation were $2.4 million in the first quarter of fiscal 2001. As of September 30, 2000, after deducting the value of the warrants, fees and certain retained liabilities, the Company recorded a gain of $854,000 on the sale and discontinuance of the Vigilant Networks segment. In the fourth quarter of fiscal 2001, the Company adjusted the operating losses of the segment prior to the measurement date to $1.4 million, net of a $1.0 million tax benefit, and adjusted the gain on sale to a loss of $552,000, net of a $314,000 tax benefit. These adjustments reflected changes in estimates and the recognition of certain previously reserved tax assets.
                                       7

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

5.   COMPREHENSIVE INCOME (LOSS)

     For the three months ended March 31, 2002, the Company's comprehensive loss totaled $2.2 million, compared to comprehensive income of $1.6 million for the three months ended March 31, 2001. Comprehensive loss for the three months ended March 31, 2002 included foreign currency translation gains of $85,000 and excluded a $394,000 loss on the impairment of marketable equity securities classified as available for sale ("marketable securities") previously recorded in comprehensive income. Comprehensive income for the three months ended March 31, 2001 included foreign currency translation losses of $1.3 million and unrealized gains on marketable securities of $93,000.

     For the nine months ended March 31, 2002 the Company's comprehensive loss was $3.1 million compared to a comprehensive loss of $2.4 million for the nine months ended March 31, 2001. The comprehensive loss for the nine months ended March 31, 2002, included foreign currency translation gains of $1.3 million and a $361,000 reversal of unrealized gains on marketable securities previously recorded in comprehensive income. Comprehensive loss for the nine months ended March 31, 2001 included foreign currency translation losses of approximately $1.6 million and unrealized losses on marketable securities of $661,000.

     Cumulative foreign currency translation losses were $6.6 million at March 31, 2002 and $7.9 million at June 30, 2001. The unrealized gain on marketable securities at June 30, 2001 was $361,000.

6.   ACCOUNTS RECEIVABLE, NET

     During the second quarter of fiscal 2002, the Company entered into an agreement with one of its customers, who is also a vendor, in which it was granted the legal right to offset outstanding accounts receivable balances against accounts payable balances. At March 31, 2002, the Company netted approximately $4.2 million of customer accounts receivable against accounts payable on the Condensed Consolidated Balance Sheet.

7.   INVENTORIES, NET

     Inventories, net of related reserves, are stated at the lower of cost (first-in, first-out method) or market. Inventories, including demonstration units in finished goods, consist of the following:

                                                  March 31,         June 30,
                                                    2002              2001
                                                    ----              ----
                                                        In thousands

      Raw materials.........................     $    8,892        $    9,395
      Work in process.......................          6,130             7,399
      Finished goods........................         16,796            14,621
                                                 ----------        ----------
                                                 $   31,818        $   31,415
                                                 ==========        ==========

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements.

8.   MARKETABLE SECURITIES

     The Company classifies its equity investment in Iwatsu Electric, Co. ("Iwatsu") as available for sale and reports it at fair market value. Unrealized gains, and unrealized losses that are considered temporary, are reported net of tax and foreign exchange effect in stockholders' equity until disposition. During the third quarter of fiscal 2002, the Company determined that the decline in the fair market value of its investment in marketable securities was other than temporary and recorded a charge of $492,000 in Other (expense) income to reduce the carrying value of its investment to fair market value.

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

9.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                March 31,       June 30,
                                                                  2002            2001
                                                                  ----            ----
                                                                      In thousands
        Land and building.................................      $ 12,727        $ 12,472
        Furniture, machinery and equipment................        30,151          28,378
        Computer software.................................         6,029           5,852
                                                                --------        --------
                                                                  48,907          46,702
        Less:  Accumulated depreciation and amortization         (27,717)        (25,275)
                                                                --------        --------
                                                                $ 21,190        $ 21,427
                                                                ========        ========

10.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                March 31,       June 30,
                                                                  2002            2001
                                                                  ----            ----
                                                                        In thousands
        Compensation and benefits..........................     $  7,457        $  7,689
        Retained liabilities from discontinued operations..        1,595           4,439
        Warranty...........................................        1,274           1,529
        Deferred revenue...................................        1,074           1,321
        Income taxes.......................................        2,517           3,417
        Other..............................................        3,161           3,197
                                                                --------        --------
                                                                $ 17,078        $ 21,592
                                                                ========        ========

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy's workforce was reduced by approximately 61 employees, or approximately 13%. In connection with these workforce reductions, the Company recorded a $3.9 million charge for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer. Of the $3.9 million total charge, $3.7 million was initially credited to Accrued expenses and other liabilities and $172,000, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of March 31, 2002, $823,000 has been paid and $2.9 million remains accrued in Compensation and benefits as shown above.

     During the fourth quarter of fiscal 2001, the Company reduced its workforce by approximately 25 positions, or approximately 5%, to improve operating efficiencies. As a result of this workforce reduction, the Company recorded a severance charge of $910,000. Substantially all of the $910,000 severance and related expenses has been paid as of March 31, 2002.

11.  CAPITAL STOCK

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

12.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $40 if the public offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at March 31, 2002 was $13.7 million.

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

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

13.   REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.9 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $324,000 and $972,000 for the three and nine month periods ended March 31, 2002 and 2001, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2002, the remaining balance of pre-tax deferred license fee revenue was $4.9 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

14.   NEW PRONOUNCEMENTS

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

                               LeCROY CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three and nine month periods ended March 31, 2002 and 2001. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                                 Three Months Ended     Nine Months Ended
                                                                                      March 31,               March 31,
                                                                                  2002        2001        2002        2001
                                                                                  ----        ----        ----        ----
Revenues:
     Digital oscilloscopes and related products..............................     90.4%       91.4%       90.4%       91.0%
     High energy physics products............................................      0.1         3.3         1.7         3.0
     Service and other.......................................................      9.5         5.3         7.9         6.0
                                                                                ------      ------      ------      ------
        Total revenues.......................................................    100.0       100.0       100.0       100.0

Cost of sales (includes severance costs in the quarter ended March 31, 2002
     and inventory charges in the quarter ended December 31, 2001)...........     52.6        47.5        55.0        48.3
                                                                                ------      ------      ------      ------
Gross profit ................................................................     47.4        52.5        45.0        51.7

Operating expenses:
      Selling, general and administrative (includes severance costs in the
        quarter ended March 31, 2002 and December 31, 2001)..................     43.3        31.3        38.3        32.5
     Research and development................................................     20.6        11.4        15.1        11.8
                                                                                ------      ------      ------      ------
        Total operating expenses.............................................     63.9        42.7        53.4        44.3

Operating (loss) income......................................................    (16.5)        9.8        (8.4)        7.4

Other (expense) income, net..................................................     (1.7)       (0.3)       (0.2)       (0.4)
                                                                                ------      ------      ------      ------

(Loss) income from continuing operations before income taxes.................    (18.2)        9.5        (8.6)        7.0
(Benefit from) provision for income tax provision............................     (6.7)        1.9        (3.7)        1.3
                                                                                ------      ------      ------      ------
(Loss) income from continuing operations before accounting change............    (11.5)        7.6        (4.9)        5.7
Loss from discontinued operations, net of tax................................        -           -           -        (1.5)
                                                                                ------      ------      ------      ------
Net (loss) income before the cumulative effect of an
   accounting change........................................................     (11.5)        7.6        (4.9)        4.2

Cumulative effect of an accounting change for revenue
   recognition, net of tax benefit...........................................        -           -           -         4.3
                                                                                ------      ------      ------      ------
Net (loss) income............................................................    (11.5)%       7.6%       (4.9)%      (0.1)%
                                                                                ======      ======      ======      ======

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

     Total revenues were $23.6 million in the third quarter of fiscal 2002, compared to $37.4 million in the third quarter of fiscal 2001, a decrease of 36.9%, or $13.8 million. This decrease, which was substantially all in Digital oscilloscopes and related products, was primarily due to the impact of the current difficult economic environment on the Company's higher-end products and execution issues in the Company's U.S. sales channel. The current difficult economic environment has not only impacted overall demand, it has also extended customer's buying cycles. As such, the Company's order pattern has tended to be more back-end weighted than normal, resulting in an increase in backlog of approximately $4.0 million in the third quarter of fiscal 2002.

     Gross profit margin, excluding severance charges of $616,000 (see further discussion below), was 50.0% in the third quarter of fiscal 2002, compared to 52.5% in the third quarter of fiscal 2001. The decrease in gross margin from the prior year was due to the unfavorable absorption of costs resulting from lower sales revenue and an unfavorable sales mix of lower margin products. These negative impacts were partially offset by favorable margins on the Company's newly released high-end WaveMaster(TM) product line of digital oscilloscopes.

     Selling, general and administrative expense, excluding $1.3 million of severance charges, was $8.9 million in the third quarter of fiscal 2002, compared to $11.7 million in the third quarter of fiscal 2001, a decrease of 23.9% or $2.8 million. This decrease is attributable to a number of cost reduction initiatives taken by the Company in light of the poor economic environment including headcount reductions, salary freezes, reduced incentive payments and controls on discretionary spending, as well as lower variable selling costs. As a percentage of sales, excluding the charge for severance expense, selling, general and administrative expense increased from 31.3% in the third quarter of fiscal 2001 to 37.7% in the third quarter of fiscal 2002. This increase as a percentage of sales was primarily due to the inability to leverage costs over a lower sales level.

     Research and development expense was $4.9 million in the third quarter of fiscal 2002, compared to $4.3 million in the third quarter of fiscal 2001, an increase of 13.9% or $600,000. This increase in spending was due primarily to higher supplies and material costs related to new product development. As a percentage of sales, research and development expense increased from 11.4% in the third quarter of fiscal 2001 to 20.6% in the third quarter of fiscal 2002. This increase as a percentage of sales was primarily due to the inability to fully leverage expenses over a lower sales base and the Company's continued commitment to the development of new products and technologies. While the research and development spending percentage in the current quarter is unusually high due to lower revenue levels, the Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other income (expense), net, was expense of $397,000 in the third quarter of fiscal 2002, compared to a net expense of $111,000 in the third quarter of fiscal 2001. Included in other income (expense), net, was a $492,000 charge to reflect the impairment in the value of the Company's equity investment in Iwatsu Electric, Co. ("Iwatsu"). Excluding the impairment charge, other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was net income of $95,000. This decrease in expense was primarily due to lower foreign exchange losses as a result of the Company's hedging program initiated in the third quarter of fiscal 2001.

     In response to the continued weakness in the technology sector of the economy, the Company took steps during the third quarter of fiscal 2002 to reduce its expenses. As part of this effort, LeCroy's workforce was reduced by 40 employees, or approximately 9%. The majority of these reductions were in operations, management and administration positions. In connection with these workforce reductions, the Company recorded a $2.0 million charge for severance and related expenses. Of the $2.0 million total charge, approximately $616,000 has been included in cost of sales and $1.3 million in selling, general and administrative expenses.

     The Company's effective tax rate was 37.0% in the third quarter of fiscal 2002, compared to 20.5% in the third quarter of fiscal 2001. The tax provision in the third quarter of fiscal 2001 was substantially offset by the utilization of fully reserved tax assets related to net operating loss carryforwards. The reserve against these net operating loss carryforwards was largely reversed in the fourth quarter of fiscal 2001. As such, subsequent utilization of these assets will reduce cash tax payments, but will not reduce the Company's effective tax rate.

     Excluding the pre-tax $2.4 million of charges for severance and the impairment of marketable securities as discussed above, loss from continuing operations in the third quarter of fiscal 2002 was $1.2 million, compared to income from continuing operations of $2.8 million in the third quarter of fiscal 2001. Including these charges, net loss from continuing operations for the third quarter of fiscal 2002 was $2.7 million.

COMPARISON OF THE NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

     Total revenues were $82.7 million in the nine months ended March 31, 2002, compared to $101.9 million in the nine months ended March 31, 2001, a decrease of 18.8%, or $19.2 million. This decrease, which was substantially all in Digital oscilloscopes and related products, was primarily due to the impact of the current difficult economic environment, especially on the Company's higher-end products, and the negative impact of execution issues in the Company's U.S. sales channel.

     Gross profit margin, excluding charges of $3.6 million and $616,000 for excess and obsolete inventory and severance, respectively, was 50.1% for the nine months ended March 31, 2002, compared to 51.7% for the nine months ended March 31, 2001. The decrease from the prior year was due to unfavorable absorption of costs resulting from lower sales revenue, an unfavorable sales mix of lower margin products, and the shipment of a large United States Government order of lower margin products.

     Selling, general and administrative expense, excluding $3.2 million of severance charges, was $28.5 million for the nine months ended March 31, 2002, compared to $33.1 million for the nine months ended March 31, 2001, a decrease of 13.9%, or $4.6 million. This decrease is attributable to a number of cost reduction initiatives taken by the Company in light of the poor economic environment including headcount reductions, salary freezes, reduced incentive payments and controls on discretionary spending, as well as lower variable selling costs. As a percentage of sales, excluding the charge for severance expense, selling, general and administrative expense increased from 32.5% in the third quarter of fiscal 2001 to 34.4% in the third quarter of fiscal 2002. This increase as a percentage of sales was due to the inability to fully leverage expenses over a lower sales base.

     Research and development expense was $12.5 million for the nine months ended March 31, 2002, compared to $12.0 million for the nine months ended March 31, 2001, an increase of 4.2% or $500,000. As a percentage of sales, research and development expense increased from 11.8% for the nine months ended March 31, 2001 to 15.1% for the nine months ended March 31, 2002. This increase in spending despite the lower sales volume reflects the Company's continued commitment to the development of new products and technologies. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other income (expense), net, was expense of $144,000 for the nine months ended March 31, 2002, compared to a net expense of $358,000 for the nine months ended March 31, 2001. Included in other income (expense), net, was a $492,000 charge to reflect the impairment in the value of the Company's equity investment in Iwatsu Electric, Co. ("Iwatsu"). Excluding the impairment charge, other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was income of $348,000. This increase in income was primarily due to lower foreign exchange losses as a result of the Company's hedging program initiated in the third quarter of fiscal 2001.

     In response to the continued weakness in the technology sector of the economy, the Company took steps during fiscal 2002 to reduce its expenses. As part of this effort, LeCroy's workforce was reduced by approximately 61 employees, or approximately 13%. The majority of these reductions were in operations, management and administration positions. In connection with these workforce reductions, the Company recorded a $3.9 million charge for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer. Of the $3.9 million total charge, approximately $616,000 has been included in cost of sales and $3.3 million in selling, general and administrative expenses.

     The Company's effective tax rate was 42.6% for the nine months ended March 31, 2002, compared to 18.7% for the nine months ended March 31, 2001. The effective tax rate for the nine months ended March 31, 2002 is based on the estimated annual effective tax rate of approximately 37.0%, increased by the release of a $400,000 tax reserve related to a favorable audit settlement in the first quarter. The tax provision for the nine months ended March 31, 2001 was substantially offset by the utilization of fully reserved tax assets related to net operating loss carryforwards. The reserve against these net operating loss carryforwards was largely reversed in the fourth quarter of fiscal 2001. As such, the future utilization of these assets will reduce cash tax payments, but will not reduce the Company's effective tax rate.

     As a result of the above, the Company reported net income from continuing operations, excluding $8.0 million of charges for excess and obsolete inventory, severance and the impairment of marketable securities, of $1.0 million for the nine months ended March 31, 2002, compared to income from continuing operations of $5.8 million for the nine months ended March 31, 2001. Including the $8.0 million of charges noted above, net loss from continuing operations for the nine months ended March 31, 2002 was $4.1 million.

     During the first quarter of fiscal 2001, the Company divested its Vigilant Networks segment, which was comprised of its Vigilant Networks, Inc. and Digitech Industries, Inc. subsidiaries. The Condensed Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks segment and to report them as loss from discontinued operations for all periods presented. The $1.5 million loss from discontinued operations for the nine months ended March 31, 2001 was comprised of operating losses prior to the measurement date as a discontinued operation of $2.4 million, net of tax, partially offset by a gain on sale of $854,000, net of tax. In the fourth quarter of fiscal 2001, the Company adjusted the operating losses of the segment prior to the measurement date to $1.4 million, net of a $1.0 million tax benefit, and adjusted the gain on sale to a loss of $552,000, net of a $314,000 tax benefit. These adjustments reflected changes in estimates and the recognition of certain previously reserved tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $63.5 million at March 31, 2002, which represented a working capital ratio of 3.3 to 1, compared to $41.6 million, or 1.9 to 1, at June 30, 2001. The increase in working capital was due primarily to net proceeds of $23.2 million raised from a private equity placement in August 2001.

     Net cash (used in) operating activities for the nine months ended March 31, 2002 was $(6.6) million compared with $(5.7) million for the comparable period for the prior year. The increase in cash used in operating activities was primarily due to a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in accounts receivable balances related to lower revenue. The reduction in accounts payable, accrued expenses and other liabilities reflect $2.8 million of payments on retained discontinued operations liabilities, payment of prior year incentive compensation, severance payments and a reduction in accounts payable levels.

     Net cash (used in) provided by investing activities for the nine months ended March 31, 2002 was $(2.9) million, compared with $6.6 million for the comparable period for the prior year. The decrease in cash provided by investing activities was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks segment in the first quarter of fiscal 2001.

     Net cash provided by (used in) financing activities for the nine months ended March 31, 2002 was $23.8 million, compared with $(3.4) million for the comparable period for the prior year. The increase in cash provided by financing activities was due to net proceeds of $23.2 million raised from a private equity placement in August 2001. The cash used in financing activities for the nine months ended March 31, 2001 relates to the repayment of borrowings under the Company's credit facility partially offset by the proceeds from the sale of 517,520 shares of the Company's Common Stock.

     On August 15, 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of approximately $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of March 31, 2002, there were no borrowings outstanding under this line of credit.

     The Company has operating leases for certain office facilities and equipment that expire at various dates through 2011. Future minimum payments under the Company's noncancellable operating leases having an original term of more than one year are approximately $354,000, $1.3 million, $1.1 million, $821,000, $482,000 and $2.4 million for the fourth quarter of fiscal 2002, and for the fiscal years ending June 30, 2003 through 2006 and later years, respectively.

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

                                                   Three months ended            Nine months ended
                                                        March 31,                    March 31,
In thousands, except per share amounts             2002          2001           2002           2001
                                                   ----          ----           ----           ----

Reported net (loss) income                       $ (2,709)     $  2,820       $ (4,072)      $   (118)
Add back goodwill amortization, net of tax              -            68              -            203
                                                 --------      --------       --------       --------
Adjusted net (loss) income                       $ (2,709)     $  2,888       $ (4,072)      $     85
                                                 ========      ========       ========       ========
Income (loss) per common share - basic:
         Reported net (loss) income              $  (0.31)     $   0.28       $  (0.55)      $   0.59
         Goodwill amortization, net of tax              -          0.01              -           0.03
                                                 --------      --------       --------       --------
         Adjusted net (loss) income              $  (0.31)     $   0.29       $  (0.55)      $   0.62
                                                 ========      ========       ========       ========
Income (loss) per common share - diluted:
         Reported net (loss) income              $  (0.31)     $   0.26       $  (0.55)      $   0.57
         Goodwill amortization, net of tax              -          0.01              -           0.03
                                                 --------      --------       --------       --------
         Adjusted net (loss) income              $  (0.31)     $   0.27       $  (0.55)      $   0.60
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

REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.9 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $324,000 and $972,000 for the three and nine month periods ended March 31, 2002 and 2001, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2002, the remaining balance of pre-tax deferred license fee revenue was $4.9 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company purchases materials from suppliers and sells its products around the world and maintains investments in foreign subsidiaries and securities, all denominated in a variety of currencies. As a consequence, it is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, the European monetary unit, Swiss franc, British pound, Japanese yen and Korean won.

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the nine month periods ended March 31, 2002 and 2001, the Company reported foreign currency exchange gains (losses) resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies of $42,000 and $(613,000), respectively. At March 31, 2002, the Company had approximately $12.5 million of open foreign exchange forward contracts.

     The Company's investment in the common stock of Iwatsu Electric Co., Ltd. which is recorded in "Marketable securities" on the Condensed Consolidated Balance Sheet, is subject to the impact of fluctuations in foreign exchange rates and in the Japanese stock market. During the third quarter of fiscal 2002, the Company determined that the decline in the fair market value of its investment in marketable securities was other than temporary and recorded a charge of $492,000 in Other (expense) income to reduce the carrying value of its investment to fair market value.

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

                               LeCROY CORPORATION

                           PART II. OTHER INFORMATION

ITEM 6.(A)     EXHIBITS

    10.40 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic.


ITEM 6.(B)     REPORTS ON FORM 8-K

                 No current reports on Form 8-K were filed during the quarter ended March 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LECROY CORPORATION

Date:  May 3, 2002
                                 /s/ Raymond F. Kunzmann
                                 -----------------------------------------------
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer