Form 10-K
period 2002-06-30
LECROY CORP
filed 2002-09-11
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2002

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's Common Stock, as of August 16, 2002, was 10,323,071 shares. The aggregate market value on August 16, 2002 of the Common Stock held by non-affiliates of the registrant was $81,949,742.
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

     Portions of the Form S-3 Registration Statements No. 333-64848 and No. 333-43690 are incorporated by reference in Part II hereof.

================================================================================

                               LECROY CORPORATION

                           ANNUAL REPORT ON FROM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002


FORM 10-K ITEM NUMBER:                                                                                      Page No.
                                                                                                            --------
PART I
   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    11
   Item 3.      Legal Proceedings..........................................................................    11
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    11
   Item 4A.     Executive Officers of the Registrant.......................................................    12
PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    13
   Item 6.      Selected Financial Data....................................................................    13
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    16
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................    25
   Item 8.      Financial Statements and Supplementary Data................................................    26
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    50
PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    51
   Item 11.     Executive Compensation.....................................................................    51
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    51
   Item 13.     Certain Relationships and Related Transactions.............................................    51
PART IV
   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    52

                                     PART I

ITEM 1. BUSINESS.

     LeCroy Corporation (the "Company," "LeCroy" or the "Registrant") was founded in 1964 and is incorporated in the State of Delaware. The Company's principal office and primary manufacturing facility is located in Chestnut Ridge, New York. It sells its products and provides service worldwide through wholly-owned subsidaries.

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using its core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, the Company develops, manufactures, sells and licenses signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage and power measurement. The Company also produces modular digitizers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

     Prior to August 2000, the Company also operated an additional business segment, the Vigilant Networks business ("Vigilant Networks"), which was comprised of its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant was formed to pursue a strategy of using the Company's core competency of capturing and analyzing complex electronic signals to develop and market a Local Area Network ("LAN") analyzer. Vigilant Networks' principal product, the Big Tangerine network analyzer, was not only a new product, it was also sold into a new market for the Company. LeCroy made substantial investments in Vigilant Networks in terms of selling, marketing, research and development, and administrative expenses. While the Company believed that this product had a unique technology, it decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential. As such, in August 2000, the Company announced its intention to divest the Vigilant Networks business segment and treat it as a discontinued operation.

     The Company sold the assets and business of Vigilant and a portion of the assets and business of Digitech for $12.0 million, before fees and expenses, in August 2000. The buyer also assumed certain liabilities of Vigilant. The remaining business of Digitech is being discontinued (see Note 3 to the Consolidated Financial Statements for further information). The remaining discussion in this document will primarily relate to the continuing Test and Measurement Instrument market.

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

     The most general-purpose test and measurement instrument used for signal analysis is the oscilloscope. Digital oscilloscopes are signal analyzers that, like their earlier analog counterparts, can display a representation of an electronic signal's WaveShape, which is essentially a measure of a signal's voltage as a function of time. Digital oscilloscopes, however, go beyond the capabilities of analog oscilloscopes in that they capture a signal in digital form by sampling it over time and storing the data or measurements in memory. The stored signal can then be viewed later and, more importantly, the instrument can perform various analyses on the stored data. Certain oscilloscope users still prefer the analog style oscilloscope. These instruments are less complicated to use and they acquire a view of signal changes at a faster rate than digital oscilloscopes. The Company is the sole supplier in North America and Europe of high-performance analog oscilloscopes produced by Iwatsu Electric Co., Ltd. ("Iwatsu").

     WaveShape Analysis is becoming increasingly important as data rates in applications such as computers, LANs and communications systems increase. Within a given digital circuit, it takes a finite amount of time for a digital signal to change from a "zero" or "off" state to a "one" or "on" state. As digital data rates increase, signals within a circuit may not have sufficient time to change cleanly from a "zero" to a "one" or vice-versa. This distorts, or changes the Wave Shape of the digital signal, which can lead to computation or information errors. To identify such problems, engineers use digital oscilloscopes to analyze the signal's shape, which is not generally possible using other types of measurement and analysis instruments.

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

       Oscilloscope Market. The Company believes that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market (less than 200 MHz) cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of such signals. These instruments typically sell for under $5,000. The mid-to-high performance market segment (bandwidth of 200 MHz to 2 GHz) is characterized by real-time instruments with high sample rates (from 500 MS/s to 16 GS/s) and long record lengths (from 10,000 to 64 million sample points) and greater processing power to perform more sophisticated analyses. These mid-to-high performance digital oscilloscopes typically range in price from $5,000 to $35,000, although certain higher bandwidth oscilloscopes for specialized applications are priced above $35,000. The Company's WavePro(TM) and Waverunner(R) digital oscilloscope product families and its high performance analog oscilloscopes are all targeted at customers in the mid-to-high performance market segment. The high-performance market segment (bandwidth greater than 2 GHz to 10 GHz) is also characterized by real-time instruments with high sample rates (from 4 GS/s to 20 GS/s) and long record lengths (from 125,000 to 48 million sample points). These oscilloscopes possess even greater capacity to conduct sophisticated WaveShape Analysis on the faster, longer and more complex signals that are prevalent in the current and expected future state of the market. These high-performance instruments range in price from $42,500 to $70,000 or higher for oscilloscopes targeted to specific applications. The Company's WaveMaster(TM) digital oscilloscope product family is targeted at customers in this high end of the market.

       For certain very high signal speed applications, such as optical communication, instruments with bandwidths of up to 50 GHz or more are required. At these speeds, real-time oscilloscopes do not have the ability to track the signal shape in real time and take samples quickly enough to be effective. In these applications, a sampling oscilloscope, which takes one sample per occurrence of the signal on a time delayed basis, is used to reconstruct the signal shape. Sampling oscilloscopes have several disadvantages compared to real-time oscilloscopes. One of the most limiting is the fact that the input signal must be repetitive. Any non-repetitive elements in the signal are "averaged out" and are not seen. These instruments can range in price from $50,000 to $100,000.

       Within the oscilloscope market, the Company has targeted several specific application segments. These application segments include communications, data storage and power measurement.

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

          o Data Storage. The data storage market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, compact disks (CDs) and digital video disks (DVDs). The increasing need to store more information requires the encoding of signals to achieve higher density on the recording media. The Company believes that the high sample rates, long memory, and special signal triggering features of its oscilloscopes along with its specialized processing software that incorporates advanced algorithms designed specifically for the measurement and analysis requirements of the data storage market, provides the best solution to its customers' testing requirements.

          o Power Measurement and Automotive. The power measurement market touches virtually all industries. Circuit boards and devices within all electronic products require varying levels of AC and DC voltages and currents. Converting these sources of power has been predominantly accomplished through the use of switch mode power circuits. The Company believes that the long memory and advanced analysis capabilities of its oscilloscopes, along with its specifically designed current probing devices, provide design engineers with the best measurement tool to improve the performance, efficiency and reliability of their power supplies down to the component level.

STRATEGY

     The Company's primary objectives are to increase the growth rate of its oscilloscope business and to leverage its WaveShape Analysis capabilities and its key resources to expand into new markets. The following is a summary of the strategies that will be used to accomplish these objectives:

o Increase the Growth Rate of the Oscilloscope Business. In order to increase the growth rate of its oscilloscope business, the Company must:

   o Gain market share by continuing to improve the "price to performance" ratio of its products. Through its research and development ("R&D") efforts, the Company has been successful in reducing the cost and size of its custom integrated circuits, while delivering higher performance and increased reliability. In addition, the Company's proprietary software and unique processor and display architecture have further enhanced the "price to performance" ratio of its products. The success of this strategy was first illustrated in fiscal 2001 with the successful introductions of the WavePro and Waverunner-2 product lines. Further success was achieved in fiscal 2002, with the launch of WaveMaster, the Company's first silicon germanium based family of oscilloscopes powered by its proprietary X-Stream(TM) technology as well as a powerful Windows based operating system.

   o Expand the Company's addressable market by introducing products at the higher end of the performance spectrum. This growth strategy is expected to be accomplished through continued investment in R&D efforts as well as strategic acquisitions or partnerships. As noted above, the Company's R&D efforts resulted in the fiscal 2002 introduction of its new silicon germanium based product that possesses the most powerful combination of bandwidth, sample rate and memory length for real-time oscilloscopes. Also in fiscal 2002, the Company moved to strengthen its position in the highest segment of the oscilloscope market by entering into an agreement with IBM Corporation ("IBM") to utilize their next-generation silicon germanium technology. At the highest end of the performance spectrum, the 50 GHz to 100 GHz sampling scope market, the acquisition of Lightspeed Electronics, Inc. ("Lightspeed") in fiscal 2001 initiated the Company's investment in the development of a high bandwidth sampling oscilloscope targeted for introduction in the first half of fiscal 2004.

   o Expand the Company's share of targeted application segments where signal complexity is high, such as communications test, data storage and power measurement. To accomplish this strategy, the Company must continue to introduce innovative software and hardware solutions tailored to the needs of customers in this segment. Examples of such solutions currently offered by the Company include:

-  Communications Test:
   o    Digital Filter Design
   o    Jitter and Timing Analysis
   o    PolyMask(TM) Communications Test
   o    X-MAP Custom WaveShape Analysis Software

-  Data Storage:
   o    Disk Drive Analyzer
   o    Disk Drive Parameter Package
   o    Disk Drive Noise Analysis
   o    Optical Recording Measurement Package
   o    Surface Map Software

-  Power Measurement:
   o    Current Probes
   o    Differential Amplifiers
   o    Power Measure Analysis Software
   o    Power Measurement Systems

   Furthering its commitment to expansion of share in the Communications Test application segment, the Company announced in July 2002 the selection of New Focus, Inc. as the strategic provider of a 3.5 GHz optical-to-electrical converter for use with the Company's new flagship WaveMaster 8500 oscilloscope. This combination of instruments will provide users with faster, more accurate WaveShape measurement and analysis across all communication wavelengths from 400 to 1650 nanometers and across multiple communication protocols, including Gigabit Ethernet, Fiber Channel, Xaui and OC-48.

o Leverage the Company's WaveShape Analysis Competency and Key Resources to Expand into New Markets.

   o As noted in the "Market Trends" section, there is an increasing proliferation of electronics in general and digital electronics in particular. In addition, the need for the analysis of increasingly faster and more complex signals has placed limitations on certain existing test and measurement equipment. Given these trends and the Company's core competency, there are increasing opportunities to expand its WaveShape Analysis capabilities into new markets and applications. The Company expects to capitalize on this opportunity through internal R&D efforts as well as through strategic acquisitions.

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

PRODUCTS AND SERVICES

Overview

     The Company's products capture and analyze complex electronic signals by applying its hardware and software technology to digitize signals and analyze them using a variety of different packages and configurations. The digital oscilloscope product family includes three form factors in instrument size and capabilities to address varying customer requirements. These products include the WaveMaster, WavePro and Waverunner families of digital oscilloscopes. The Waverunner products are manufactured for the Company by its strategic partner, Iwatsu. The Company's products also include production test digitizers, analog oscilloscopes and other electronic components. In addition, the Company offers a full range of aftermarket service and support for all of its products. The following sections provide additional information on the Company's more significant products.

WaveMaster Digital Oscilloscopes

     The WaveMaster series of oscilloscopes was introduced in fiscal 2002 with the application-specific Disk Drive Analyzer version in December 2001 followed by the general purpose models in March 2002. These products, which range in price from $42,500 to $70,000 plus the cost of options, currently offer bandwidths of 3.0 GHz, 5.0 GHz or 6.0 GHz, sample rates of 20 GS/s and an acquisition memory from 1 Mpts to 48 Mpts. Application segment specific software solutions are available to interpret signal information and enhance the utility of the product.

WavePro Digital Oscilloscopes

     The WavePro series of oscilloscopes was introduced in October 2000 to address customer applications with high-performance and measurement requirements. These products, which range in price from $18,500 to $49,000 plus the cost of options, currently offer bandwidths from 500 MHz to 2.0 GHz, sample rates from 4 GS/s to 16 GS/s and an acquisition memory from 1 Mpts to 64 Mpts. Application segment specific software solutions are available to interpret signal information and enhance the utility of the product.

Waverunner Digital Oscilloscopes

     The Waverunner series of oscilloscopes was first introduced in January 1999, followed by the Waverunner-2 series, which was introduced in January 2001. Waverunner products, which range in price from $5,200 to $14,200 plus the cost of options, provide high value and broad utility in the oscilloscope market and are also the platform for the Company's solution packages in the power measurement and optical recording application segments. The Company believes that its ease of operation, crisp display and application packages make it one of the most versatile oscilloscopes available on the market. The Waverunner products currently offer bandwidths from 200 MHz to 1 GHz, sample rates from 200 MS/s to 2 GS/s and an acquisition memory of 100 Kpts to 4 Mpts.

Production Test Digitizers

     The Company currently offers PXI Modular Digitizers to support applications in production test that require the measuring and analysis of signals in a flexible configuration and non-display format. The PXD-222 modular digitizer was introduced in August 2001. This digitizer, which is priced at $2,900, offers a bandwidth of 200 MHz and a sampling rate of 2.5 GS/s. This is the fastest PXI digitizer sampling rate available in the market. The Company expects to introduce additional digitizer models during fiscal 2003.

Other Products

     To provide customers with what it believes are total solutions to their signal measurement analysis problems, the Company offers various complementary products. Some of these products include:

   o Probes and Accessory Products. Probes provide the physical and electrical or optical connection from the circuit or semiconductor device under test to the oscilloscope. Offering probing solutions is often a key to customer satisfaction in solving general purpose and specific application segment problems.

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

Service and Aftermarket Products

     The Company provides aftermarket support, repair, maintenance and recalibration of installed Company products, as well as installation of a variety of post-sale upgrades and optional features. The Company maintains major field service centers in Chestnut Ridge, New York (located at the Company's corporate headquarters); Geneva, Switzerland; Osaka, Japan; and Seoul, Korea. Sophisticated service on certain key components of the Company's digital oscilloscope products, including its printed circuit boards, is performed only at the Company's facilities in Geneva, Switzerland and Chestnut Ridge, New York. Service and aftermarket products (including product upgrades) generated approximately 7%, 5% and 6% of the Company's total revenues in fiscal years ended June 30, 2002, 2001 and 2000, respectively.

CUSTOMERS

     The largest group of users of the Company's digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high energy physics, medicine, geology, ultrasound and mechanics also use the Company's digital oscilloscopes. Revenue derived from one customer, Iwatsu, accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years.

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

     The Company sells its digital oscilloscope products through its own direct sales force in the United States, Europe, Japan, China and South Korea, with regional sales headquarters located in Chestnut Ridge, New York; Geneva, Switzerland; and Osaka, Japan. As of June 30, 2002, the Company's direct digital oscilloscope sales force consisted of approximately 82 sales engineers and regional managers worldwide. The Company also uses manufacturer's representatives in support of its direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan the Company maintains a strategic alliance with Iwatsu, a communications and test and measurement company that sells and distributes some of the Company's products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

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

RESEARCH AND DEVELOPMENT

     The Company believes there is a global trend resulting from the demand for faster data rates that continues to expand the use of higher speed and more complex electrical and optical signals. The capture and analysis of these signals requires higher bandwidths, faster sample rates, longer memories and more powerful, flexible processing capabilities. It is the primary objective of the Company's research and development program to meet these demands by extending its capabilities in these areas while improving the manufacturability, cost, reliability and time-to-market of its products. There can be no assurance that the Company will meet this objective.

     The Company is continuing to develop its signal conditioning, sampling, data storage, data movement and processing technologies using advanced integrated circuit techniques and processes. In addition, it continues to develop innovative electrical circuit probing technology that allows better waveform fidelity and circuit connection capabilities. During fiscal 2002, the Company introduced its first product incorporating innovative signal conditioning and sampling technologies fabricated on an extremely high speed silicon germanium process developed by IBM. In June 2002, LeCroy entered into an agreement with IBM in which it committed to pay $4.0 million for access to their next-generation silicon germanium technology. LeCroy will use this technology to develop components that are expected to deliver higher density, greater speed and reduced power consumption than those currently available. Such components will be used in future high-speed digital oscilloscopes.

     The Company also maintains a software engineering group that recently completed development of the Windows-based operating system deployed in the new WaveMaster digital oscilloscope family. These engineers are continuing to advance the Company's Windows-based WaveShape Analysis technology to keep pace with the advancements occurring in hardware development. The group also develops application solutions to perform specific analysis for data storage, power measurement, communications and other markets.

     The Company conducts research and development activities at its various facilities and expenses such costs as incurred. Research and development costs, excluding the $4.0 million technology access fee to IBM in fiscal 2002, was $16.3 million, $16.4 million and $13.8 million in its fiscal years ended June 30, 2002, 2001 and 2000, respectively, which expenses represented 14.6%, 11.6% and 11.4% of total revenues, respectively, for such fiscal years. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

MANUFACTURING AND SUPPLIERS

     The Company's digital oscilloscopes and related products, other than the Waverunner oscilloscopes, are substantially all manufactured at the Company's facilities in Chestnut Ridge, New York. The Waverunner products are manufactured for the Company by its strategic partner, Iwatsu.

     The Company obtains certain parts, components and sub-assemblies from single sources. This has particularly been the case with several key integrated circuits made by certain single source suppliers (IBM, Infineon, LSI Logic, Atmel and Arrow Electronics). The Company believes that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. An interruption in supply or an increase in price for its parts, components and sub-assemblies would have a material adverse affect on the Company's business, results of operations and financial condition.

     As of June 30, 2002, the Company's Chestnut Ridge facility employed 59 manufacturing employees in an area of approximately 35,000 square feet devoted to such tasks.

COMPETITION

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. According to estimates provided by Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handheld instruments, grew from $638 million in 1994 to $888 million in calendar 2001. The market in calendar 2000 was estimated to be $962 million. Prime Data estimates that the three largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 2001 were Tektronix, Inc. with 52%, Agilent Technologies with 16% and LeCroy with 15%. Many of the Company's principal competitors have substantially greater sales, marketing, development and financial resources than the Company. The Company believes that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     The Company believes that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition, reputation, product availability and the availability and quality of post-sale support. The Company also believes that its success will depend in part on its ability to maintain and develop the advanced technology used in its signal analyzer products and its ability to offer high-performance products at a favorable "price-to-performance" ratio. The Company believes that it currently competes effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $70,000) in which its digital oscilloscopes are focused and that it will be able to continue to do so, although there can be no assurance that this is or will be the case. In addition, as discussed in the "Strategy" section, the Company intends to expand its addressable market into higher performance applications that tend to sell at a higher price level.

BACKLOG

     The Company's backlog of unshipped customer orders was approximately $7.2 million and $9.4 million as of June 30, 2002 and 2001, respectively. Customers may cancel orders at any time. Backlog at June 30, 2002 excludes $4.5 million of deferred revenue established in connection with the adoption of a new accounting pronouncement in fiscal 2001 (see Note 1 "New Accounting Pronouncements" to the Consolidated Financial Statements for further information). The Company believes that its level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

PATENTS, TRADEMARKS AND LICENSES

     The Company currently relies on a combination of patents, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods, as well as technical expertise and continuing technological research and development to establish and protect proprietary rights in its products. The Company believes, however, that because of the rapid pace of change and advancement in digital oscilloscope technology, legal intellectual property protection is and will continue to be a less significant factor in the Company's success than the Company's core competency of WaveShape Analysis and the experience and expertise of its personnel.

     The Company protects significant technologies, products and processes that it considers important to its business by, among other things, filing applications for patent protection. As of June 30, 2002, the Company held a total of twenty-five United States patents expiring in the years from 2006 to 2019 and thirteen foreign patents expiring in the years from 2012 to 2017. The Company also has a number of patent applications pending or under evaluation in the United States and in various foreign jurisdictions. The patent positions of high-technology companies such as LeCroy are uncertain and involve complex legal issues and factual questions. There can be no assurance that any of the Company's pending or future applications will result in issued patents or that any issued patents will provide the Company with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which the Company's products are or may be developed or sold may not protect the Company's intellectual property and other proprietary rights to the same extent as the laws of the United States.

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

     In February 1994, the Company settled litigation with Tektronix, Inc. involving allegations that the Company's digital oscilloscope products infringed patents held by Tektronix. As part of the settlement, the Company entered into a license agreement with respect to such patents. Pursuant to the license agreement the Company made an initial payment of approximately $1.5 million. In addition, the Company was required to make future royalty payments in a minimum aggregate amount of $3.5 million over ten years with potential additional amounts contingent on future product sales not to exceed $3.5 million. Royalty expense, which approximated $0.5 million and $1.0 million for the years ended June 30, 2001 and 2000, respectively, is included in Cost of sales in the Consolidated Statements of Operations. As of June 30, 2001, the Company has expensed the maximum royalty payments due under the settlement and license agreements. The settlement agreement provides that Tektronix may terminate the license in the event that the Company acquires 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company") or a Restricted Company acquires 20% or more of the stock of, or a controlling interest in, the Company or an affiliate of the Company, or any attempt to transfer the Tektronix license to a Restricted Company is made. This provision of the settlement could preclude the Company from making an investment in or acquisition of such companies, and it also could discourage such companies or another third party from attempting to acquire control of the Company or limit the price that such a third party might be willing to pay for the Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for the Common Stock.

EMPLOYEES

     As of June 30, 2002, LeCroy had 407 full-time employees, of whom 243 work in the Company's Chestnut Ridge facility. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are generally satisfactory.

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

     The Company's subsidiary, Digitech Industries, Inc. has been involved in environmental remediation activities, the liability for which has been retained by the Company after the sale of the Vigilant Networks segment (see Note 18 to Consolidated Financial Statements). The Company does not foresee that the ultimate resolution of this environmental matter will have a material adverse effect on the results of future operations, financial position or the competitive position of the Company.

ITEM 2. PROPERTIES.

     The Company's executive offices and its principal manufacturing facility are located in a two-story, approximately 88,000 square foot, building in Chestnut Ridge, New York that is owned by the Company. In addition, the Company leases other offices around the world to support its local sales and service operations.

     The Company believes that its facilities are in good working condition and are suitable for its current operations.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:

NAME                                AGE                        POSITION
----                                ---                        --------
Thomas H. Reslewic                   43       President, Chief Executive Officer

R. Scott Bausback                    41       Executive Vice President, Chief Operating Officer

Conrad J. Fernandes                  41       Vice President, Worldwide Sales

David C. Graef                       45       Vice President, Research and Development

Raymond F. Kunzmann                  45       Vice President, Finance, Chief Financial Officer,
                                              Secretary and Treasurer

     THOMAS H. RESLEWIC, who joined LeCroy in 1990, has served as President and Chief Executive Officer since January 2002. Mr. Reslewic previously served the Company as President from September 2001 until December 2001, President and Chief Operating Officer from October 2000 until September 2001, and Executive Vice President and Chief Operating Officer from February 1998 until October 2000. Mr. Reslewic has a Bachelor of Science degree in physics from The College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     R. SCOTT BAUSBACK has served as Executive Vice President - Chief Operating Officer of LeCroy since September 2001. Prior to joining the Company, Mr. Bausback was employed by Tektronix, Inc. where he served as the Vice President and General Manager for the Communications Business Unit from September 1998 until June 2001 and Director of Marketing for the Television and Communications Business Unit from June 1997 until September 1998. Mr. Bausback has a Bachelor of Science degree in electrical engineering from Rutgers College of Engineering.

     CONRAD J. FERNANDES, who joined LeCroy in 1990, has served as Vice President - Worldwide Sales since July 2001. Previously, Mr. Fernandes served as Vice President - International Sales from 1999 until 2000 and as Director of Asia-Pacific Sales from 1994 until 1999. Mr. Fernandes has a Bachelor of Electronic Engineering degree and a Master of Business Administration degree from City University of London.

     DAVID C. GRAEF, who joined LeCroy in 1989, has served as the Vice President
- Research and Development since January 1999. Previously, Mr. Graef served as Engineering Manager from June 1996 to December 1998. Mr. Graef has a Bachelor of Science degree in electrical engineering from the University of Bridgeport.

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


     Executive officers of the Company are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

     The Company has entered into indemnification agreements with its executive officers and directors, pursuant to which the Company has agreed to indemnify such persons to the fullest extent permitted by law, and providing for certain other protections.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     LeCroy's Common Stock is traded on the NASDAQ National Market(R) under the symbol LCRY. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by NASDAQ National Market.

                                           HIGH                 LOW
                                           ----                 ---
    FISCAL YEAR 2002

           First Quarter .............    $26.00              $13.52
           Second Quarter.............     20.00               13.75
           Third Quarter .............     19.97               16.16
           Fourth Quarter.............     17.65               10.05

    FISCAL YEAR 2001

           First Quarter .............    $18.19              $ 9.38
           Second Quarter.............     20.75               11.75
           Third Quarter .............     28.00               12.38
           Fourth Quarter.............     27.00               13.50


     The Company has never declared nor paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. As of August 2, 2002, there were approximately 350 registered holders of record of the Common Stock.

     On June 30, 1999, the Company issued and sold an aggregate of 500,000 shares of its Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of $10,000,000 and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock for an aggregate purchase price of $0.01, in reliance on Section 4(2) of the Securities Act of 1933, as amended. The securities were sold to Advent Global GECC III Limited Partnership, EnviroTech Investment Fund I Limited Partnership, Adwest Limited Partnership, Oakstone Ventures Limited Partnership and Advent Partners Limited Partnership, all of which are accredited investors as defined under Regulation D of the Securities Act. Proceeds of the issuance of Series A Preferred Stock and warrants to purchase Common Stock were allocated for general working capital purposes.

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

     In August 2001, the Company sold 1,428,572 shares of its Common Stock for gross proceeds of $25.0 million. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected Consolidated Statements of Operations Data for the five years ended June 30, 2002 and the Consolidated Balance Sheet data at June 30, 2002, 2001, 2000, 1999 and 1998 are derived from the Consolidated Financial Statements of the Company and have been adjusted to reflect the discontinuance of the Vigilant Networks business segment. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                             YEARS ENDED JUNE 30,
In thousands, except per share amounts                        2002       2001        2000        1999        1998
                                                              ----       ----        ----        ----        ----
Revenues:
   Digital oscilloscopes and related products............   $101,077   $ 129,425   $ 110,237   $ 100,366   $ 101,584
   High energy physics products..........................      1,419       3,757       4,132       7,362       6,167
   Service and other (1).................................      8,960       8,206       7,031      11,763      11,831
                                                            --------   ---------   ---------   ---------   ---------
     Total revenues......................................    111,456     141,388     121,400     119,491     119,582

Cost of sales (2)........................................     59,642      67,838      61,706      60,298      54,000
                                                             -------    --------    --------    --------   ---------
   Gross profit..........................................     51,814      73,550      59,694      59,193      65,582
Operating expenses:
   Selling, general and administrative (3)...............     42,265      45,726      36,998      44,299      43,497
   Research and development (4)..........................     20,293      16,415      13,811      13,867      16,812
   Acquisition charge (5)................................          -           -           -           -       1,600
                                                            --------   ---------   ---------   ---------   ---------
     Total operating expenses............................     62,558      62,141      50,809      58,166      61,909
                                                            --------   ---------   ---------   ---------   ---------

Operating (loss) income .................................    (10,744)     11,409       8,885       1,027       3,673

   (Loss) gain from sale of marketable securities........       (122)          -       2,460           -           -
   Other income (expense), net...........................        310        (471)       (276)        158          (3)
                                                            --------   ---------   ---------   ---------   ---------
(Loss) income from continuing operations
   before income taxes ..................................    (10,556)     10,938      11,069       1,185       3,670
   (Benefit from) provision for income taxes.............     (4,307)       (897)      3,498       2,499       3,160
                                                            --------   ---------   ---------   ---------   ---------
(Loss) income from continuing operations.................     (6,249)     11,835       7,571      (1,314)        510
   (Loss) from discontinued operations, net of tax.......          -      (1,994)    (11,009)     (5,474)     (2,390)
                                                            --------   ---------   ---------   ---------   ---------
Net (loss) income before the cumulative effect of an
   accounting change.....................................     (6,249)      9,841      (3,438)     (6,788)     (1,880)
Cumulative effect of an accounting change for
   revenue recognition, net of tax.......................         -        4,417           -           -           -
                                                            --------    --------   ---------   ---------   ---------
Net (loss) income........................................     (6,249)      5,424      (3,438)     (6,788)     (1,880)

Charges related to convertible preferred stock...........      1,876       1,700       1,540       1,844           -
Cumulative effect of an accounting change for
   preferred stock.......................................          -       1,848           -           -           -
                                                            --------    --------   ---------   ---------   ---------
Net (loss) income applicable to common stockholders....     $ (8,125)   $  1,876   $  (4,978)  $  (8,632)  $  (1,880)
                                                            ========    ========   =========   =========   =========
Income (loss) per common share-basic:
     (Loss) income from continuing operations............   $  (0.81)   $   1.20   $    0.78   $   (0.41)  $    0.07
     (Loss) from discontinued operations.................          -       (0.24)      (1.42)      (0.72)      (0.32)
     Cumulative effect of an accounting change...........          -       (0.74)          -           -           -
                                                            --------    --------   ---------   ---------   ---------
     Net (loss) income...................................   $  (0.81)   $   0.22   $   (0.64)  $   (1.13)  $   (0.25)
                                                            ========    ========   =========   =========   =========
Income (loss) per common share-diluted:
     (Loss) income from continuing operations............   $  (0.81)   $   1.15   $    0.76   $   (0.41)  $    0.06
     (Loss) from discontinued operations.................          -       (0.23)      (1.38)      (0.72)      (0.29)
     Cumulative effect of an accounting change...........          -       (0.71)          -           -           -
                                                            --------    --------   ---------   ---------   ---------
     Net (loss) income...................................   $  (0.81)   $   0.21   $   (0.62)  $   (1.13)  $   (0.23)
                                                            ========    ========   =========   =========   =========

Weighted average number of common shares:
     Basic   ............................................     10,052       8,476       7,749       7,621       7,375
     Diluted ............................................     10,052       8,847       7,977       7,621       8,055

(See legend on following page)

(1) Service and other revenue in each of fiscal 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (see Note 1 to the Consolidated Financial Statements). Included in Service and other revenue in fiscal 1999 and 1998 were license fees of $4.9 million and $5.5 million, respectively.

(2) Included in Cost of sales in fiscal 2002 is $0.7 million in severance related to a slowdown in the technology market and $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. Included in Cost of sales in fiscal 1999 and fiscal 1998 are inventory write-downs of $2.2 million and $2.7 million, respectively, pursuant to restructuring of the Company's business.

(3) Included in Selling, general and administrative expense in fiscal 2002 is $3.6 million of severance charges related to a slowdown in the technology market. In fiscal 2001, the Company recorded a severance charge of $0.9 million, partially offset by the reversal of an unused 1999 restructuring reserve of $0.2 million. In fiscal 2000, the Company reversed $2.0 million of a restructuring reserve established in fiscal 1999 (see Note 2 to the Consolidated Financial Statements). In 1999, the Company recorded charges of $6.8 million related to the consolidation of its oscilloscope operations. In 1998, the Company recorded charges of $5.9 million related to a restructuring of the business in reaction to uncertainties in the Pacific region.

(4) Included in Research and development in fiscal 2002 is a $4.0 million fee for access to third party technology.

(5) Incident to an acquisition in fiscal 1998, there was a purchase of incomplete technology that resulted in a $1.6 million pre-tax charge.

                                                                          YEARS ENDED JUNE 30,
                                                      ----------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                         ----        ----        ----        ----        ----
                                                                            (IN THOUSANDS)
     CONSOLIDATED BALANCE SHEET DATA:
     Working capital (6)............................    $ 62,710   $ 41,610   $ 24,129      $31,516     $27,697
     Total assets ...................................    126,991    122,160    100,849       99,685      89,110
     Total debt and capitalized leases...............        375        456     11,000        8,200       2,294
     Redeemable convertible preferred stock..........     13,266     11,390      9,692        8,152           -
     Total stockholders' equity......................     81,505     60,480     47,109       51,855      54,107

(6) At June 30, 2000, all of the Company's outstanding debt of $11.0 million under its bank credit facility was classified as current and was included in net working capital.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using its core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, the Company develops, manufactures, sells and licenses signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage and power measurement. The Company also produces modular digitizers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 2002, 2001 and 2000. On August 25, 2000, the Company sold substantially all of the assets and business of its Vigilant Networks business segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                                          YEARS ENDED JUNE 30,
                                                                                       2002       2001       2000
                                                                                       ----       ----       ----
Revenues:
     Digital oscilloscopes and related products...................................     90.7%      91.5%      90.8%
     High energy physics products.................................................      1.3        2.7        3.4
     Service and other............................................................      8.0        5.8        5.8
                                                                                    -------    -------    -------
        Total revenues............................................................    100.0      100.0      100.0

Cost of sales (included in fiscal 2002 is $0.7 million (0.6% of sales) of
  severance and $3.6 million (3.2% of sales) of inventory charges)................     53.5       48.0       50.8
                                                                                    -------    -------    -------
        Gross profit .............................................................     46.5       52.0       49.2
Operating expenses:
     Selling, general and administrative (included in fiscal 2002 and 2001 were severance charges of $3.6 million and $0.7 million (3.2% and 0.5% of sales), respectively, and in fiscal 2000, a $2.0 million (1.6% of sales)
        credit to reverse a prior year restructuring reserve).....................     37.9       32.4       30.5
     Research and development (included in fiscal 2002 is a
        $4.0 million (3.6% of sales) technology access fee).......................     18.2       11.6       11.4
                                                                                    -------    -------    -------
        Total operating expenses..................................................     56.1       44.0       41.9

Operating (loss) income...........................................................     (9.6)       8.0        7.3

      (Loss) gain on sale of marketable securities................................     (0.1)         -        2.0
      Other income (expense), net.................................................      0.2       (0.3)      (0.2)
                                                                                    -------    -------    -------
(Loss) income from continuing operations before income taxes......................     (9.5)       7.7        9.1
      (Benefit from) provision for income taxes...................................     (3.9)      (0.6)       2.9
                                                                                    -------    -------    -------
(Loss) income from continuing operations..........................................     (5.6)       8.3        6.2
(Loss) from discontinued operations, net of tax...................................        -       (1.4)      (9.0)
                                                                                    -------    -------    -------
Net (loss) income before the cumulative effect of an
   accounting change.............................................................      (5.6)       6.9       (2.8)
Cumulative effect of an accounting change for revenue
   recognition, net of tax benefit................................................        -        3.1          -
                                                                                    -------    -------    -------
Net (loss) income.................................................................     (5.6)%      3.8%      (2.8)%
                                                                                    =======    =======    =======

COMPARISON OF FISCAL YEARS 2002 AND 2001

     Total revenues were $111.5 million in fiscal 2002 compared to $141.4 million in fiscal 2001, a decrease of 21.2%, or $29.9 million. Revenues from digital oscilloscopes and related products decreased 21.9%, or $28.3 million, in fiscal 2002 primarily due to the impact of the current difficult economic environment on the Company's higher end products and execution issues in the Company's U.S. sales channel. Revenues from high energy physics products declined by $2.3 million, or 62.2%, in fiscal 2002 as a result of the Company's decision in December 2001 to discontinue this product line. Service and other revenue in both fiscal 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" as of the beginning of fiscal 2001 (see Note 1 to the Consolidated Financial Statements).

      On a geographical basis, the Americas comprised $33.1 million, or 30%, of fiscal 2002 revenues compared to $48.7 million, or 34%, of fiscal 2001, Europe and the Middle East comprised $33.1 million, or 30%, of fiscal 2002 revenues compared to $40.0 million, or 28%, of fiscal 2001 and the Asia/Pacific region accounted for $45.3 million, or 40%, of fiscal 2002 revenues compared to $52.7 million, or 38%, of fiscal 2001. The decline in revenues from the Americas as a percentage of total sales in fiscal 2002 was primarily due to the impact of the current difficult economic environment in the U.S. and execution issues in the Company's U.S. sales channel. The Company addressed these execution issues in the fourth quarter of fiscal 2002 by hiring new sales management and converting the U.S. sales channel from partial coverage by manufacturers' sales representatives to full coverage by the Company's direct sales force.

     Gross margin, excluding $0.7 million (0.6% of sales) in severance charges and a $3.6 million (3.2% of sales) charge for excess and obsolete inventory, was 50.3% in fiscal 2002 compared to 52.0% in fiscal 2001. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. The decrease in gross margin from the prior year was due to the unfavorable absorption of costs resulting from lower sales volume, an unfavorable sales mix of lower margin products and higher technology related royalties. These negative impacts were partially offset by favorable margins on the Company's new high-end WaveMaster product line of digital oscilloscopes released in the third quarter of fiscal 2002.

     Selling, general and administrative expense, excluding $3.6 million of severance charges in fiscal 2002 and $0.7 million in fiscal 2001, decreased by 14.2%, or $6.4 million, from $45.1 million in fiscal 2001 to $38.7 million in fiscal 2002. This decrease is attributable to the cost reduction initiatives taken by the Company in light of the poor economic environment including headcount reductions, salary freezes, reduced incentive payments and controls on discretionary spending, as well as lower variable selling costs. As a percentage of sales, excluding the severance charge (3.2% and 0.5% of sales in fiscal 2002 and 2001, respectively), Selling, general and administrative expense was 34.7% in fiscal 2002, compared with 31.9% in fiscal 2001. This increase as a percentage of sales was primarily due to the inability to leverage the costs of fixed infrastructure over the lower sales base. These fixed costs increased in fiscal 2002 as a result of the conversion, in the fourth quarter, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the Company's direct sales force.

     Research and development expense, excluding a $4.0 million technology access fee, decreased by 0.1%, or $0.1 million, from $16.4 million in fiscal 2001 to $16.3 million in fiscal 2002. Despite the effects of the difficult economy, the Company maintained its commitment to product development in fiscal 2002 as evidenced by the successful launch of WaveMaster, the Company's first silicon germanium based family of oscilloscopes. As a percentage of sales, excluding the purchased technology (3.6% of sales), Research and development expense increased from 11.6% in fiscal 2001 to 14.6% in fiscal 2002. This increase as a percentage of sales was primarily due to the inability to fully leverage expenses over the lower sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     During the fourth quarter of fiscal 2002, the Company sold the remaining
1.0 million shares of its equity investment in Iwatsu. This transaction generated $1.8 million of cash and resulted in a pre-tax loss of $0.1 million. No shares of Iwatsu stock were sold during fiscal 2001.

     Other income (expense), net, which consists of net interest income and foreign exchange gains or losses, was income of $0.3 million in fiscal 2002, compared to an expense of $0.5 million in fiscal 2001. The decrease in expense was due to a $0.7 million reduction of foreign exchange losses as a result of the Company's hedging program initiated in the third quarter of fiscal 2001. In addition, there was a $0.1 million improvement in net interest due to higher cash balances from the net proceeds of $23.2 million raised from a private equity placement in August 2001 and no significant bank borrowings during fiscal 2002.

     In fiscal 2002, the Company recorded a tax benefit of $4.3 million, or an effective tax rate of (40.8)%, compared to a tax benefit of $0.9 million, or an effective tax rate of (8.2)%, in fiscal 2001. The (40.8)% effective tax rate consists of the Company's (37.0)% annual effective tax rate increased by the release of a $0.4 million tax reserve related to a favorable audit settlement. During fiscal 2001, the Company used $8.2 million of net operating losses ($3.2 million of tax benefit) to offset taxable income from continuing operations and reversed, during the fourth quarter of fiscal 2001, $4.1 million of its valuation allowance into income. Partially offsetting these items, the Company recorded a tax expense of $1.6 million for the projected repatriation of cash from one of its foreign subsidiaries. Excluding these items, the Company's tax provision in fiscal 2001 would have been $4.7 million, or an effective tax rate of 43.3%.

     See "Discontinued Operations" for a discussion and analysis of such amounts.

     See "Recently Issued Accounting Standards" for a discussion and analysis of the cumulative effect of an accounting change for revenue recognition.

COMPARISON OF FISCAL YEARS 2001 AND 2000

     Total revenues were $141.4 million in fiscal 2001 compared to $121.4 million in fiscal 2000, an increase of 16.5%, or $20.0 million. Revenues from digital oscilloscopes and related products increased 17.4%, or $19.2 million, in fiscal 2001 primarily due to the successful launches of the new high-end WavePro line of oscilloscopes in the second quarter of fiscal 2001 and the lower-end Waverunner-2 oscilloscopes in the third quarter of fiscal 2001. Also contributing to the improved digital oscilloscopes and other related products revenue were increased sales of probes and accessories. Revenues from high energy physics products declined by $0.4 million, or 9.1%, in fiscal 2001. The Company expects that high energy physics products revenue will continue to decline as it exits from this product line. Service and other revenue increased by $1.2 million, or 16.7%, due to the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" at the beginning of fiscal 2001 (see Note 1 to the Consolidated Financial Statements).

     On a geographical basis, the Americas comprised $48.7 million, or 34%, of fiscal 2001 revenues compared to $45.1 million, or 37%, of fiscal 2000, Europe and the Middle East comprised $40.0 million, or 28%, of fiscal 2001 revenues compared to $34.7 million, or 29%, of fiscal 2000 and the Asia/Pacific region accounted for $52.7 million, or 38%, of fiscal 2001 revenues compared to $41.6 million, or 34%, of fiscal 2000.

     Gross margin was 52.0% in fiscal 2001 compared to 49.2% in fiscal 2000. This improvement was due to a favorable mix of higher margin WavePro products introduced in the second quarter of fiscal 2001 and the recognition of $1.3 million of deferred revenue noted above with no associated costs of sales.

     Selling, general and administrative expense, excluding $0.7 million of severance charges in fiscal 2001 and a $2.0 million reversal of a restructuring reserve in fiscal 2000, increased by 15.5%, or $6.1 million, from $39.0 million in fiscal 2000 to $45.1 million in fiscal 2001. As a percentage of sales, excluding severance charges (0.5% of sales) in fiscal 2001 and the reversal of a restructuring reserve (1.6% of sales) in fiscal 2000, Selling, general and administrative expense was 31.9% in fiscal 2001, compared with 32.1% in fiscal 2000. The slight decrease as a percentage of sales was due primarily to efficiencies from the leveraging of the costs of fixed infrastructure over a higher sales volume substantially offset by the absence of any allocation of general and administrative costs to the discontinued Vigilant operation since the measurement date in August 2000.

     Research and development expense increased by 18.9%, or $2.6 million, from $13.8 million in fiscal 2000 to $16.4 million in fiscal 2001. As a percentage of sales, Research and development expense increased from 11.4% in fiscal 2000 to 11.6% in fiscal 2001. The increase as a percentage of sales was primarily attributable to higher spending in personnel and outsourced non-recurring engineering related to new product development. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     In fiscal 2000, the Company recorded a pre-tax gain of $2.5 million on the sale of 2.7 million shares of Iwatsu common stock. No shares of Iwatsu stock were sold during fiscal 2001. As of June 30, 2001, the Company had 1.0 million shares of such equity securities remaining that are recorded on the Consolidated Balance Sheets at their fair value of $2.0 million.

     Other (expense) income, net, which consists of net interest income and foreign exchange gains or losses, was an expense of $0.5 million in fiscal 2001, compared to an expense of $0.3 million in fiscal 2000. The increase in expense was due to foreign exchange losses of $0.8 million in fiscal 2001 compared to foreign exchange gains of $0.6 million in fiscal 2000. Substantially offsetting this increase in expense was net interest income in fiscal 2001 of $0.1 million compared to net interest expense of $0.9 million in fiscal 2000. The improvement in net interest was due to higher cash balances and lower bank borrowings in fiscal 2001.

     In fiscal 2001, the Company recorded a tax benefit of $0.9 million, or an effective tax rate of (8.2)%, compared to a tax provision of $3.5 million, or an effective tax rate of 31.6%, in fiscal 2000. During fiscal 2001, the Company used $8.2 million of net operating losses ($3.2 million of tax benefit) to offset taxable income from continuing operations and reversed, during the fourth quarter of fiscal 2001, $4.1 million of its valuation allowance into income. Partially offsetting these items, the Company recorded a tax expense of $1.6 million for the projected repatriation of cash from one of its foreign subsidiaries. Excluding these items, the Company's tax provision in fiscal 2001 would have been $4.7 million, or an effective tax rate of 43.3%. This 43.3% effective tax rate in fiscal 2001 was higher than the 31.6% effective tax rate in fiscal 2000 primarily due to the use of restructuring payments to offset taxable income in fiscal 2000.

     See "Discontinued Operations" for a discussion and analysis of such amounts.

     See "Recently Issued Accounting Standards" for a discussion and analysis of the cumulative effect of an accounting change for revenue recognition.

RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees, approximately 15%. In connection with these workforce reductions, the Company recorded a $4.3 million charge ($0.7 million in Cost of sales and $3.6 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of June 30, 2002, $1.9 million has been paid and $2.2 million remains accrued in Compensation and benefits.

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to Cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that were deemed to be in excess of forecasted requirements.

     During the fourth quarter of fiscal 2001, in anticipation of continued weakness of the economy, the Company reduced its workforce by 25 employees, approximately 5%. As a result of this workforce reduction, the Company recorded a severance charge of $0.9 million. Substantially all of the $0.9 million severance and related expenses have been paid as of June 30, 2002.

     During fiscal 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate its oscilloscope operations in order to enhance operating efficiencies and to dedicate resources to the development of advanced technologies. In connection with this consolidation, the Company recorded total restructuring and other charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $0.9 million of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs comprised inventory write-offs of $2.2 million, which were included in Cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full-time and part-time employees, the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

     During fiscal 2001, the 1999 restructuring plan was completed. Cumulative through fiscal 2001, $8.2 million of the initial restructuring reserve established had been paid or used to reduce asset balances. Of this $8.2 million, $2.1 million related to inventories, $3.0 million related to severance and other employee benefit costs, $1.3 million related to the Geneva facility lease and $1.8 million related to plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As such, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. The residual balance of $0.2 million was credited to Selling, general and administrative expense in fiscal 2001.

DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks business segment, which comprised its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for the Company. Since this product's inception, LeCroy had made substantial investments in the Vigilant Networks business segment in terms of selling, marketing, research and development, and administrative expenses. While the network analyzer had a unique technology, the Company decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential.

     The Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech in August 2000 for gross proceeds of $12.0 million. The remaining business of Digitech is being discontinued. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of $0.6 million, net of a $0.3 million tax benefit, on the sale and discontinuance of the Vigilant Networks business segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter of fiscal 2001 due to changes in estimates. For fiscal years ended 2001 and 2000, revenues from discontinued operations were $0.4 million (through the measurement date) and $7.4 million, respectively, and losses from discontinued operations, net of tax, were $1.4 million (through the measurement date) and $11.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $62.7 million at June 30, 2002, which represented a working capital ratio of 3.2 to 1, compared to $41.6 million, or 1.9 to 1, at June 30, 2001. The increase in working capital was due primarily to net proceeds of $23.2 million raised from a private equity placement in August 2001.

     Net cash (used in) provided by operating activities for the fiscal years ended June 30, 2002, 2001 and 2000 was $(6.9) million, $0.6 million and $4.9 million, respectively. The increase in cash used in operating activities in fiscal 2002 versus 2001 was primarily due to a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in accounts receivable balances related to lower revenue and improved collections experience on past due balances. The reduction in accounts payable, accrued expenses and other liabilities reflect $3.1 million of payments on retained discontinued operations liabilities, severance payments and a reduction in accounts payable levels. The decrease in cash provided by operating activities in fiscal 2001 from fiscal 2000 was primarily due to increases in accounts receivable and inventories to support the Company's revenue growth partially offset by increases in accounts payable and accrued liabilities and higher fiscal 2001 earnings.

     Net cash (used in) provided by investing activities for the fiscal years ended June 30, 2002, 2001 and 2000 was $(2.2) million, $5.0 million and $(0.6)
million, respectively. The decrease in cash provided by investing activities in fiscal 2002 was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks business segment in fiscal 2001, which effect was partially offset by the proceeds from the sale of marketable securities of $1.8 million in fiscal 2002. The increase in cash provided by investing activities from fiscal 2000 to 2001 was primarily due to the sale of the assets and business of the Vigilant Networks segment in fiscal 2001 noted above partially offset by $7.6 million of proceeds from the sale of marketable securities in fiscal 2000.

     Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2002, 2001 and 2000 was $24.8 million, $(3.3) million and $3.7 million, respectively. The increase in cash provided by financing activities in fiscal 2002 was primarily due to net proceeds of $23.2 million raised from a private equity placement in August 2001. The decrease in cash provided by financing activities from fiscal 2000 to fiscal 2001 was primarily due to the repayment of $11.0 million of borrowings under the Company's credit facility, partially offset by net proceeds of $4.8 million raised from a private equity placement.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of June 30, 2002, there were no borrowings outstanding under this line of credit.

     On June 12, 2000, the Company secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of June 30, 2002, the Company had $0.4 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.3 million in Non-current liabilities on the Consolidated Balance Sheets. The outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S. based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.3 million as of June 30, 2002). No amounts were outstanding under such facilities as of June 30, 2002.

     The Company has operating leases covering plant, certain office facilities and equipment that expire at various dates through 2012. Future minimum annual lease payments required during the years ending in fiscal 2003 through 2007 and later years, under noncancelable operating leases having an original term of more than one year, are $2.0 million, $1.6 million, $1.1 million, $0.9 million, $0.9 million and $2.7 million, respectively.

     The Company believes that its cash on hand, cash flow generated by its continuing operations and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

     The Company believes that the critical accounting policies discussed below involve significant management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related assets, liability, revenue and expense amounts.

     Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts relating to the portion of the accounts receivable that has been recognized as revenue which it may not collect. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was $0.4 million and $0.2 million at June 30, 2002 and June 30, 2001, respectively. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts.

     Allowance for Excess and Obsolete Inventory - The Company writes down its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and estimated market value based on assumptions relating to future demand and market conditions. The allowance for excess and obsolete inventory was $1.5 million and $3.6 million at June 30, 2002 and June 30, 2001, respectively. The decrease in the allowance during fiscal 2002 was due to the physical disposal of excess and obsolete inventory. If actual market conditions prove less favorable than those projected by management, additional inventory write downs may be required.

     Valuation of Long-Lived and Intangible Assets - The carrying value of long-lived assets and identifiable intangibles (including technology, manufacturing and distribution rights) are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If required, an impairment charge is recorded for the difference between the fair value and the carrying value of the asset. Factors which could trigger an impairment review include the following: significant underperformance of the Company relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business; significant negative industry or economic trends; and the Company's market capitalization relative to net book value.

     The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2005 or on a straight-line basis. The Company assesses the recoverability of these rights on the basis of actual and forecasted production units as well as the average selling price and standard costs of the related products after the amortization of the rights to determine profitability. If required, an impairment charge is recorded.

     SFAS No. 142 requires goodwill to be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

     Deferred Tax Assets - The Company has recorded $18.4 million of deferred tax assets on its Consolidated Balance Sheets as of June 30, 2002 for the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on its tax returns. Significant components of the Company's deferred tax assets are Federal, state and foreign loss and credit carryforwards, inventory reserves, employee severance and other costs. The recognition of this tax asset is based on the assessment that it is more likely than not that the Company will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, the Company recorded a valuation allowance of $4.9 million as of June 30, 2002 to reserve for those tax assets the Company believes are not more likely than not to be realized in future periods. Adjustments to the valuation allowance may be made in the future if it is determined that the realized amount of net operating losses and other tax assets is greater or less than the amount recorded.

      Warranty - Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The Company actively studies trends of warranty claims and takes action to improve quality and minimize its warranty exposure. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $1.3 million during fiscal 2002 and 2001. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2002, the remaining balance of pre-tax deferred license fee revenue was $4.5 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 did not impact the Company in fiscal 2002.

     Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the required annual impairment test and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all fiscal years presented, the Company's net income and earnings per share from continuing operations would have been as follows:

                                                                        YEARS ENDED JUNE 30,
In thousands, except per share amounts                       2002             2001              2000
                                                        --------------   --------------    ---------------
Reported net (loss) income...........................   $      (6,249)    $       5,424     $      (3,438)
Add back goodwill amortization, net of tax...........               -               279               294
                                                        --------------    -------------     --------------
Adjusted net (loss) income...........................   $      (6,249)    $       5,703     $      (3,144)
                                                        ==============    =============     ==============

Income (loss) per common share - basic:
      Reported net (loss) income.....................   $       (0.81)    $        1.20     $        0.78
      Goodwill amortization, net of tax..............               -              0.03              0.04
                                                        --------------    -------------     --------------
      Adjusted net (loss) income.....................   $       (0.81)    $        1.23     $        0.82
                                                        ==============    =============     ==============
Income (loss) per common share - diluted:
      Reported net (loss) income.....................   $       (0.81)    $        1.15     $        0.76
      Goodwill amortization, net of tax..............               -              0.03              0.03
                                                        --------------    -------------     --------------
      Adjusted net (loss) income.....................   $       (0.81)    $        1.18     $        0.79
                                                        ==============    =============     ==============

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections 5". SFAS No. 145 eliminates the requirement under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after

December 31, 2002. Management has not yet determined the effect, if any, the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among other things, (i) market trends in the Company's industries and the projected impact on the Company, (ii) the increasing importance of signal shape analysis; (iii) the Company's ability to meet its customers' evolving needs; (iv) the Company's position within its industries and ability to effectively compete; (v) the Company's ability to expand into new markets; (vi) the success of the Company's new product introductions; (vii) trends in the seasonality of the Company's sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) sufficiency of the Company's cash balances, cash flow and the availability of external financing sources to fund working capital, capital expenditure requirements and business or technology acquisitions; (xii) trends affecting the Company's financial condition and results of operations; (xiii) the Company's business and growth strategies;
(xiv) the impact of adoption of accounting conventions; and (xv) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," "is optimistic about," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the Company's ability to anticipate changes in the market; the Company's ability to negotiate or maintain financing arrangements with lenders on terms that are acceptable; the Company's ability to attract and retain qualified personnel, including the Company's management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or the Company's business strategies; risks due to an interruption in supply or an increase in price for the Company's parts, components and sub-assemblies; the Company's ability to realize sufficient margins on the sales of its products, as well as other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those discussed in the section entitled "Risk Factors" in the Form S-3 Registration Statements No. 333-64848 and No. 333-43690.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

     Included in this Form 10-K are a number of important risk factors and uncertainties that should be considered by stockholders and by potential investors in the Company. Also, readers should carefully review the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those sections entitled "Risk Factors" in the Form S-3 Registration Statements No. 333-64848 and No. 333-43690.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company purchases materials from suppliers and sells its products around the world and maintains investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, it is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, the European monetary unit, Swiss franc, British pound, Japanese yen and Korean won.

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During fiscal 2002, 2001 and 2000, the Company reported foreign currency exchange (losses) gains on assets or liabilities denominated in other than their functional currencies and related foreign exchange forward contracts of $(0.1) million, $(0.8) million, and $0.6 million, respectively. At June 30, 2002 and 2001, the Company had approximately $12.8 million and $16.9 million, respectively, of open foreign exchange forward contracts all with short-term maturities of three months or less.

     The Company performed a sensitivity analysis assuming a hypothetical 10% adverse change in foreign currency exchange rates on its foreign exchange forward contracts and its assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, the Company's results of operations, financial position or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                               LECROY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors..........................................................................   27

Consolidated Balance Sheets as of June 30, 2002 and 2001................................................   28

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000..................   29

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000........   30

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000..................   31

Notes to Consolidated Financial Statements..............................................................   32


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
LeCroy Corporation

     We have audited the accompanying consolidated balance sheets of LeCroy Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation as of June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                              ERNST & YOUNG LLP

MetroPark, New Jersey
July 31, 2002

                               LECROY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                                June 30,
In thousands, except share and per share amounts                                            2002       2001
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash and cash equivalents.........................................................   $ 27,322    $ 11,449
     Accounts receivable, net of reserves of $422 and $241
       at June 30, 2002 and 2001, respectively.........................................     24,296      32,982
     Inventories, net..................................................................     28,108      31,415
     Other current assets..............................................................     11,657      11,017
                                                                                          --------    --------
          Total current assets.........................................................     91,383      86,863

Property and equipment, net............................................................     21,354      21,427
Marketable securities..................................................................          -       2,043
Other assets...........................................................................     14,254      11,827
                                                                                          --------    --------
          Total assets.................................................................   $126,991    $122,160
                                                                                          ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable..................................................................   $ 12,971   $  23,661
     Accrued expenses and other liabilities............................................     15,702      21,592
                                                                                          --------    --------
          Total current liabilities....................................................     28,673      45,253

Deferred revenue and other non-current liabilities.....................................      3,547       5,037
                                                                                          --------    --------
          Total liabilities............................................................     32,220      50,290

Contingencies and commitments..........................................................          -           -

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value,
  $14.0 million and $12.5 million at June 30, 2002 and 2001, respectively).............     13,266      11,390

Stockholders' Equity:
     Common stock, $.01 par value (authorized 45,000,000 shares; 10,323,071 and
        8,734,505 issued and outstanding at June 30, 2002 and 2001, respectively)......        103          87
     Additional paid-in capital........................................................     81,279      56,315
     Warrants to purchase common stock.................................................      2,165       1,848
     Accumulated other comprehensive loss..............................................     (3,695)     (7,548)
     Retained earnings.................................................................      1,653       9,778
                                                                                          --------    --------
          Total stockholders' equity...................................................     81,505      60,480
                                                                                          --------    --------
          Total liabilities and stockholders' equity...................................   $126,991    $122,160
                                                                                          ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended June 30,
In thousands, except per share amounts                                               2002        2001        2000
-----------------------------------------------------------------------------------------------------------------------
Revenues:
     Digital oscilloscopes and related products..............................      $ 101,077    $ 129,425  $  110,237
     High energy physics products............................................          1,419        3,757       4,132
     Service and other.......................................................          8,960        8,206       7,031
                                                                                   ---------    ---------  ----------
        Total revenues.......................................................        111,456      141,388     121,400

Cost of sales (included in 2002 is $0.7 million of severance and
        $3.6 million of inventory charges) ..................................         59,642       67,838      61,706
                                                                                   ---------    ---------  ----------
        Gross profit.........................................................         51,814       73,550      59,694
Operating expenses:
     Selling, general and administrative (included in 2002 and 2001 were severance charges of $3.6 million and $0.7 million, respectively, and in fiscal 2000, a $2.0 million credit to reverse a prior year restructuring
       reserve)..............................................................         42,265       45,726      36,998
     Research and development (included in 2002 is a $4.0
       million technology access fee)........................................         20,293       16,415      13,811
                                                                                   ---------    ---------  ----------
        Total operating expenses.............................................         62,558       62,141      50,809
                                                                                   ---------    ---------  ----------

Operating (loss) income......................................................        (10,744)      11,409       8,885

     (Loss) gain from sale of marketable securities..........................           (122)           -       2,460
     Other income (expense), net.............................................            310         (471)       (276)
                                                                                   ---------    ---------   ---------
(Loss) income from continuing operations before income taxes.................        (10,556)      10,938      11,069
     (Benefit from) provision for income taxes...............................         (4,307)        (897)      3,498
                                                                                   ---------    ---------   ---------
(Loss) income from continuing operations.....................................         (6,249)      11,835       7,571

Discontinued operations:
      Loss from operations, net of tax benefit of $1.0 million
       and $2.7 million in 2001 and 2000, respectively.......................              -       (1,442)   (11,009)
     (Loss) on sale, net of tax benefit of $0.3 million......................              -         (552)          -
                                                                                   ---------    ---------   ---------
Net (loss) income before the cumulative effect of an accounting change.......         (6,249)       9,841     (3,438)

      Cumulative effect of an accounting change for revenue
       recognition, net of tax benefit of $2.7 million.......................              -        4,417           -
                                                                                   ---------    ---------   ---------
Net (loss) income............................................................         (6,249)       5,424      (3,438)

Charges related to convertible preferred stock...............................          1,876        1,700       1,540
Cumulative effect of an accounting change for preferred stock................              -        1,848           -
                                                                                   ---------    ---------  ----------
Net (loss) income applicable to common stockholders..........................      $  (8,125)   $   1,876  $   (4,978)
                                                                                   =========    =========   =========

Income (loss) per common share-basic:
     (Loss) income from continuing operations................................      $   (0.81)   $    1.20  $     0.78
     (Loss) from discontinued operations.....................................              -        (0.24)      (1.42)
      Cumulative effect of an accounting change..............................              -        (0.74)          -
                                                                                   ---------    ---------   ---------
      Net (loss) income......................................................      $   (0.81)   $    0.22  $    (0.64)
                                                                                   =========    =========   =========
Income (loss) per common share-diluted:
     (Loss) income from continuing operations................................      $   (0.81)   $    1.15  $     0.76
     (Loss) from discontinued operations.....................................              -        (0.23)      (1.38)
      Cumulative effect of an accounting change..............................              -        (0.71)          -
                                                                                   ---------    ---------   ---------
      Net (loss) income......................................................      $   (0.81)   $    0.21   $   (0.62)
                                                                                   =========    =========   =========

Weighted average number of common shares:
      Basic..................................................................         10,052        8,476       7,749
      Diluted................................................................         10,052        8,847       7,977


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                                 COMMON STOCK   COMMON  ADDITIONAL    OTHER
                                                -------------    STOCK    PAID-IN  COMPREHENSIVE  RETAINED
                                                SHARES  AMOUNT  WARRANTS  CAPITAL     (LOSS)      EARNINGS   TOTAL
In thousands
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999...................      7,705  $  77  $ 1,848   $41,021     $(3,970)    $12,879   $51,855
Comprehensive loss:
    Net loss...............................                                                       (3,438)   (3,438)
    Foreign currency translation...........                                             (853)                 (853)
    Unrealized gain on marketable
      securities ..........................                                              194                   194
                                                                                                           -------
Total comprehensive loss...................                                                                 (4,097)
Stock option and stock purchase plans......         98      1                951                               952
Charges related to convertible preferred
      stock ...............................                                                       (1,540)   (1,540)
Securities offering costs..................                                  (61)                              (61)
                                                ------  -----  -------   -------     -------     -------   -------
Balance at June 30, 2000 ..................      7,803     78    1,848    41,911      (4,629)      7,901    47,109
Comprehensive income:
    Net income.............................                                                        5,424     5,424
    Foreign currency translation...........                                           (2,412)                (2,41)
    Unrealized loss on marketable securities                                            (507)                 (507)
                                                                                                           -------
Total comprehensive income.................                                                                  2,505
Stock option and stock purchase plans......        188      2              2,427                             2,429
Tax benefit from exercise of stock options.                                3,135                             3,135
Charges related to convertible preferred
      stock ...............................                                1,847                  (3,547)   (1,700)
Issuance of shares in private placements...        517      5              5,191                             5,196
Issuance of shares for acquisition.........        100      1                974                               975
Issuance of stock warrants.................                      1,366      (106)                            1,260
Exercise of stock warrants.................        126      1   (1,366)    1,366                                 1
Securities offering costs..................                                 (430)                             (430)
                                                ------  -----  -------   -------     -------     -------   -------
Balance at June 30, 2001...................      8,734     87    1,848    56,315      (7,548)      9,778    60,480
Comprehensive loss:
    Net loss...............................                                                       (6,249)   (6,249)
    Foreign currency translation...........                                            4,213                 4,213
    Reversal of cumulative unrealized
      gain on sale of marketable
      securities...........................                                             (360)                 (360)
                                                                                                           -------
Total comprehensive loss...................                                                                 (2,396)
Stock option and stock purchase plans......        160      2              2,031                             2,033
Tax benefit from exercise of stock options.                                   82                                82
Charges related to convertible preferred
      stock ...............................                                                       (1,876)   (1,876)
Issuance of shares in private placement....      1,429     14             24,986                            25,000
Issuance of stock warrants.................                        317      (317)                                -
Securities offering costs..................                               (1,818)                           (1,818)
                                                ------  -----  -------   -------     -------     -------   -------
Balance at June 30, 2002...................     10,323  $ 103  $ 2,165   $81,279     $(3,695)    $ 1,653   $81,505
                                                ======  =====  =======   =======     =======     =======   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended June 30,
In thousands                                                                          2002       2001       2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income ..........................................................  $  (6,249) $   5,424  $  (3,438)
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
        Depreciation and amortization............................................      6,215      5,231      5,868
        Inventory charges, severance costs and restructuring (credits)...........      3,772          -     (2,000)
        Deferred income taxes....................................................     (4,466)    (3,957)         -
        Tax benefit from exercise of stock options...............................         82        537          -
        Loss (gain) on sale of marketable securities.............................        122          -     (2,460)
        Loss on sale of discontinued operations, net of taxes....................          -        552          -
        Cumulative effect of an accounting change, net of taxes..................          -      4,417          -
     Change in operating asset and liabilities:
        Accounts receivable......................................................      7,325     (8,130)     2,164
        Inventories..............................................................        630     (7,661)       186
        Other current and non-current assets.....................................      1,117     (1,978)     1,035
        Accounts payable, accrued expenses and other liabilities.................    (15,411)     6,151      3,499
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by operating activities..............................     (6,863)       586      4,854
                                                                                   ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..........................................     (4,095)    (4,858)    (6,766)
     Investment in computer software.............................................          -     (2,097)    (1,463)
     Proceeds from the sale of marketable securities.............................      1,849          -      7,630
     Proceeds from the sale of business segment..................................          -     12,000          -
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by investing activities..............................     (2,246)     5,045       (599)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt...............................................          -          -     (1,575)
     Borrowings under line of credit and capital leases .........................          -        458      4,400
     Repayment of borrowings under line of credit and capital leases.............        (81)   (11,000)         -
     Issuance of common stock....................................................     23,182      4,766          -
     Stock options exercised and stock purchase plans............................      1,722      2,429        891
                                                                                   ---------  ---------  ---------
Net cash provided by (used in) financing activities..............................     24,823     (3,347)     3,716
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash..........................................        159        114       (711)
                                                                                   ---------  ---------  ---------
     Net increase in cash and cash equivalents...................................     15,873      2,398      7,260
     Cash and cash equivalents, beginning of the year............................     11,449      9,051      1,791
                                                                                   ---------  ---------  ---------
     Cash and cash equivalents, end of the year..................................  $  27,322  $  11,449  $   9,051
                                                                                   =========  =========  =========
Supplemental Cash Flow Disclosure
     Cash paid during the year for:
           Interest..............................................................  $     119  $     462  $   1,016
           Income taxes..........................................................        716        590        880
     Issuance of shares for acquisition.........................................           -      1,000          -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The LeCroy Corporation (the "Company"), founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995, develops, manufactures and markets electronic signal acquisition and WaveShape Analysis products and services. The Company's core business is the production of high-performance digital oscilloscopes, which are used by design engineers and researchers in a broad range of industries, including electronics, computers and communications.

Basis of Presentation and Use of Estimates

     The consolidated financial statements include the accounts of the U.S. parent company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

Fiscal Year Ending Dates

     The operations of the U.S. parent company, LeCroy Corporation, have a fiscal year ending on the Saturday closest to June 30 (June 29, 2002, June 30, 2001 and July 1, 2000). Each of these fiscal years represented a 52-week period. The majority of foreign subsidiaries have a June 30 fiscal year-end. The consolidated financial statement year-end references are stated as June 30.

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

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Cash and Cash equivalents

      Cash and cash equivalents in excess of current operating requirements are invested in short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Marketable Securities

      The Company classifies its equity investments as available for sale and reports them at fair market value. Unrealized gains or losses are reported net of tax and foreign exchange effect in stockholders' equity until disposition. In October 1999, the Company recorded a pre-tax gain of $2.5 million on the sale of
2.7 million shares of its equity investment in Iwatsu Electric Co. ("Iwatsu"). During the fourth quarter of fiscal 2002, the Company sold the remaining 1.0 million shares of its equity investment in Iwatsu and recorded a pre-tax loss of $0.1 million on the sale.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. For financial reporting purposes, depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

            Building.........................................  20-32 years
            Furniture, machinery and equipment...............   2-12 years
            Computer software................................    5-7 years

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Impairment of Long-Lived Assets, excluding Goodwill

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets used in operations when indicators of impairment are present. If the anticipated undiscounted operating cash flow generated by those assets is less than the assets' carrying value, an impairment charge is recorded for the difference between the fair value and the carrying value of the asset.

Concentration of Credit Risk

     The Company develops and manufactures electronic equipment, principally digital oscilloscopes, which it sells primarily to design engineers and researchers in a broad range of industries, including electronics, computers and communications. Sales are to all regions of the United States as well as to a multitude of foreign countries. Revenue derived from one customer accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. The Company does not consider this customer to be a collection risk. Other than this customer, there is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Credit losses have been minimal and within management's expectations.

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

Foreign Exchange

      The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The translation adjustments that result from translating the balance sheets at different rates than the income statements are included in Accumulated other comprehensive loss, which is a separate component of stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other income (expense), net in the Consolidated Statements of Operations. (Losses) gains in fiscal 2002, 2001 and 2000 resulting from foreign currency transactions, net of gains or losses on related foreign exchange forward contracts, approximated $(0.1) million, $(0.8) million and $0.6 million, respectively.

Derivative Financial Instruments

      The Company enters into foreign exchange forward contracts that are designated as fair value hedges to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net gains or losses resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies are included in Other income (expense), net in the Consolidated Statements of Operations. At June 30, 2002 and 2001, the Company had approximately $12.8 million and $16.9 million, respectively, of open foreign exchange forward contracts all with short-term maturities of less than three months.

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

Per Share Information

      Basic earnings per share ("EPS") excludes potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. Common stock equivalents are comprised of convertible preferred stock, employee stock options and warrants to purchase common stock. Common stock equivalents related to employee stock options and warrants to purchase common stock were 333,000, 371,000 and 228,000, in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, 2001, and 2000, 500,000 of common stock equivalents related to the Company's convertible preferred stock and, in fiscal 2002, all common stock equivalents were excluded from the loss per common share calculation because the effect would be anti-dilutive.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Comprehensive Income (Loss)

      Comprehensive income (loss) for the three years ended June 30, 2002, 2001 and 2000 included foreign currency translation gains (losses) of $4.2 million, $(2.4) million and $(0.9) million, respectively. The cumulative foreign currency translation losses were $3.7 million at June 30, 2002 and $7.9 million at June 30, 2001.

     Comprehensive income (loss) also included unrealized gains (losses) on marketable equity securities classified as available for sale of $(0.5) million in fiscal 2001 and $0.2 million in fiscal 2000. During fiscal 2002, the Company sold its remaining shares of marketable equity securities classified as available for sale and reversed $0.4 million of unrealized gains previously recorded in comprehensive income. The cumulative unrealized gains on marketable equity securities classified as available for sale were $0.4 million at June 30, 2001 and $0.9 million at June 30, 2000. These unrealized gains were net of deferred tax liabilities of $0.1 million and $0.3 million at June 30, 2001 and 2000, respectively.

Change in Accounting Estimate

      The Company has experienced improved quality on its newer product offerings and refined its methodology to reflect these improvements in its assessment of warranty exposure during fiscal 2000. As a result, the Company reduced its warranty reserve and increased operating income by $0.6 million in the third quarter of fiscal 2000.

Goodwill and Intangible Assets

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 did not impact the Company in fiscal 2002.

     Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the required annual impairment test and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all fiscal years presented, the Company's net income and earnings per share from continuing operations would have been as follows:

                                                                                          JUNE 30,
                                                                          2002              2001              2000
                                                                    --------------     -------------     -------------

     Reported net (loss) income..................................   $      (6,249)     $       5,424     $      (3,438)
     Add back goodwill amortization, net of tax..................               -                279               294
                                                                    -------------      -------------     -------------
     Adjusted net (loss) income..................................   $      (6,249)     $       5,703     $      (3,144)
                                                                    =============      =============     =============

     Income (loss) per common share - basic:
           Reported net (loss) income............................   $       (0.81)    $         1.20    $         0.78
           Goodwill amortization, net of tax.....................               -               0.03              0.04
                                                                    -------------      -------------     -------------
           Adjusted net (loss) income............................   $       (0.81)    $         1.23    $         0.82
                                                                    =============      =============     =============
     Income (loss) per common share - diluted:
           Reported net (loss) income............................   $       (0.81)    $         1.15    $         0.76
           Goodwill amortization, net of tax.....................               -               0.03              0.03
                                                                    -------------      -------------     -------------
           Adjusted net (loss) income............................   $       (0.81)    $         1.18    $         0.79
                                                                    =============      =============     =============

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Consolidated Balance Sheet as of the dates indicated:

                                                                              JUNE 30,
                                                                             ---------
                                                                       2002              2001
                                                                       ----              ----
Intangible assets:
  Amortized intangible assets:
     Technology, manufacturing and distribution rights.....      $     10,494       $     10,081
     Patents and other intangible assets...................               201                201
     Accumulated amortization..............................            (3,988)            (2,045)
                                                                 ------------       ------------
   Net carrying amount.....................................      $      6,707       $      8,237
                                                                 ============       ============
  Non-amortized intangible assets:
      Goodwill, net........................................      $      1,574       $      1,574
                                                                 ============       ============

     Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $1.7 million and $1.3 million for fiscal 2002 and 2001, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2005 or on a straight-line basis. The Company estimates amortization expense on a straight-line basis will approximate $2.4 million in fiscal 2003 and 2004 and $1.7 million in 2005. The impact of foreign exchange translation on amortized intangible assets during fiscal 2002 was an increase in the net carrying amount of $0.2 million.

New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $1.3 million during fiscal 2002 and 2001. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2002, the remaining balance of pre-tax deferred license fee revenue was $4.5 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections 5". SFAS No. 145 eliminates the requirement under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. Management has not yet determined the effect, if any, the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

Discontinued Operations

     The Consolidated Statements of Operations have been restated to segregate the operating results of the Vigilant Networks business segment, which comprised its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries, and to report them as "Loss from discontinued operations" for all periods presented. In addition, the net assets of the Vigilant Networks business segment that were sold in August 2000, along with the assets related to any remaining portion of the Vigilant Networks business segment not included in the sale but which will be discontinued, have been reclassified as "Net assets of discontinued operations" and included in Other current assets on the Consolidated Balance Sheets for all periods presented (see
Note 3).

2.   RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees, approximately 15%. In connection with these workforce reductions, the Company recorded a $4.3 million charge ($0.7 million in Cost of sales and $3.6 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of June 30, 2002, $1.9 million has been paid and $2.2 million remains accrued in Compensation and benefits.

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to Cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that were deemed to be in excess of forecasted requirements.

     During the fourth quarter of fiscal 2001, in anticipation of continued weakness of the economy, the Company reduced its workforce by 25 employees, approximately 5%. As a result of this workforce reduction, the Company recorded a severance charge of $0.9 million. Substantially all of the $0.9 million severance and related expenses have been paid as of June 30, 2002.

     During fiscal 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate its oscilloscope operations in order to enhance operating efficiencies and to dedicate resources to the development of advanced technologies. In connection with this consolidation, the Company recorded total restructuring and other charges of $11.3 million, $10.4 million of which related to restructuring costs. The remaining $0.9 million of the total charge related to additional costs to redeploy manufacturing, engineering and employee resources. The restructuring costs comprised inventory write-offs of $2.2 million, which were included in Cost of sales, an accrual for the future minimum lease payments for the Geneva, Switzerland manufacturing facility of $3.4 million, severance and employee benefit costs of $3.0 million for the reduction of full-time and part-time employees, the write-down of plant assets and capitalized management information system software and other costs of $1.8 million.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     During fiscal 2001, the 1999 restructuring plan was completed. Cumulative through fiscal 2001, $8.2 million of the initial restructuring reserve established had been paid or used to reduce asset balances. Of this $8.2 million, $2.1 million related to inventories, $3.0 million related to severance and other employee benefit costs, $1.3 million related to the Geneva facility lease and $1.8 million related to plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As such, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. The residual balance of $0.2 million was credited to Selling, general and administrative expense in fiscal 2001.

3.    DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks business segment, which comprised its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for the Company. Since this product's inception, LeCroy had made substantial investments in the Vigilant Networks business segment in terms of selling, marketing, research and development, and administrative expenses. While the network analyzer had a unique technology, the Company decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential.

     The Company closed on the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech in August 2000 for gross proceeds of $12.0 million. The remaining business of Digitech is being discontinued. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of $0.6 million, net of a $0.3 million tax benefit, on the sale and discontinuance of the Vigilant Networks business segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter of fiscal 2001 due to changes in estimates. For fiscal years ended 2001 and 2000, revenues from discontinued operations were $0.4 million (through the measurement date) and $7.4 million, respectively, and losses from discontinued operations, net of tax, were $1.4 million (through the measurement date) and $11.0 million, respectively.

4.   ACCOUNTS RECEIVABLE, NET

     During the second quarter of fiscal 2002, the Company entered into an agreement with one of its customers, who is also a vendor, in which it was granted the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2002, the Company netted approximately $4.8 million of accounts receivable against accounts payable on the Consolidated Balance Sheets. At June 30, 2001, the accounts receivable balance on the Consolidated Balance Sheets included $3.8 million due from this customer.

5.   INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                                    JUNE 30,
                                                                                 -------------
                                                                              2002             2001
                                                                              ----             ----
              Raw materials.......................................       $     7,735        $   7,349
              Work in process.....................................             5,571            7,399
              Finished goods......................................            14,802           16,667
                                                                         -----------        ---------
                                                                         $    28,108        $  31,415
                                                                         ===========        =========

     The allowance for excess and obsolete inventory included above amounted to $1.5 million in fiscal 2002 and $3.6 million in fiscal 2001. The value of demonstration units included in finished goods were $7.5 million and $9.6 million at June 30, 2002 and 2001, respectively.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.   OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                                                    JUNE 30,
                                                                                    -------
                                                                              2002              2001
                                                                              ----              ----
              Deferred tax assets, net............................       $     8,700       $     7,786
              Net assets of discontinued operations...............               125               241
              Other...............................................             2,832             2,990
                                                                         -----------       -----------
                                                                         $    11,657       $    11,017
                                                                         ===========       ===========

7.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                     JUNE 30,
                                                                                    ---------
                                                                              2002             2001
                                                                              ----             ----
              Land and building...................................       $    12,814      $    12,472
              Furniture, machinery and equipment..................            31,556           28,378
              Computer software...................................             6,074            5,852
                                                                         -----------      -----------
                                                                              50,444           46,702
              Less:  Accumulated depreciation and amortization....           (29,090)         (25,275)
                                                                         ------------     -----------
                                                                         $    21,354      $    21,427
                                                                         ===========      ===========

     Depreciation and amortization expense for the fiscal years ended June 30, 2002, 2001 and 2000 was $4.3 million, $3.3 million and $3.5 million, respectively.

8.   OTHER ASSETS

     Other assets consist of the following:

                                                                                    JUNE 30,
                                                                                   ---------
                                                                              2002              2001
                                                                              ----              ----
              Manufacturing and distribution rights, net..........       $     6,629       $     8,133
              Deferred tax assets, net............................             4,760             1,085
              Excess of cost over net assets acquired, net........             1,574             1,574
              Other...............................................             1,291             1,035
                                                                         -----------       -----------
                                                                         $    14,254       $    11,827
                                                                         ===========       ===========

     Manufacturing and distribution rights are net of accumulated amortization of $3.9 million and $2.0 million as of June 30, 2002 and 2001, respectively. In fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly no longer amortizes goodwill with indefinite useful lives, but instead performs an annual test for impairment. The excess of cost over net assets acquired is net of accumulated amortization of $1.2 million as of June 30, 2002 and 2001.

9.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                                    JUNE 30,
                                                                                   ---------
                                                                             2002               2001
                                                                             ----               ----
              Compensation and benefits...........................      $     5,348       $      6,834
              Retained liabilities from discontinued operations...            1,283              4,439
              Warranty............................................            1,247              1,529
              Deferred revenue....................................            1,057              1,321
              Income taxes........................................            2,634              3,417
              Other...............................................            4,133              4,052
                                                                         -----------       -----------
                                                                         $    15,702       $    21,592
                                                                         ===========       ===========

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.  INCOME TAXES

     The components of (loss) income from continuing operations before income taxes are as follows:

                                                                                             JUNE 30,
                                                                                            ---------
                                                                             2002             2001           2000
                                                                             ----             ----           ----
               Domestic.................................................    $(10,569)       $ 10,032       $   4,913
               Foreign..................................................          13             906           6,156
                                                                            --------        --------       ---------
                                                                            $(10,556)       $ 10,938       $  11,069
                                                                            ========        ========       =========

     The income tax benefit (provision) from continuing operations consists of the following:

                                                                                             JUNE 30,
                                                                                            ---------
                                                                               2002            2001           2000
                                                                               ----            ----           ----
               Current:
                  U.S. Federal..........................................    $    325        $ (1,262)     $  (2,540)
                  U.S. State and local..................................        (128)           (410)          (490)
                  Foreign...............................................        (356)           (646)          (468)
               Deferred:
                  U.S. Federal..........................................       4,105           2,575             -
                  U.S. State and local..................................         361             583             -
                  Foreign...............................................           -              57             -
                                                                            --------        --------      ---------
                                                                            $  4,307        $    897      $  (3,498)
                                                                            ========        ========      =========

     The reconciliations between the benefit (provision) for income taxes at the U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows:

                                                                                             JUNE 30,
                                                                                            ---------
                                                                               2002            2001           2000
                                                                               ----            ----           ----
               Benefit (provision) at U.S. federal statutory rate.......    $  3,695        $ (3,828)      $ (3,874)

               (Increase) reduction to statutory tax from:
                    Difference between U.S. and foreign rates...........        (352)           (305)           (21)
                    Use of net operating losses to offset taxable
                        income..........................................           -           3,159              -
                    Reversal of tax contingency reserve.................         400               -              -
                    Tax effect of  restructuring........................           -               -          1,156
                    Adjustment of net tax assets........................         644           4,096            160
                    Repatriation of foreign earnings....................           -          (1,622)          (444)
                    State income taxes, net of federal benefit..........         (80)           (627)          (319)
                    Other, net..........................................           -              24           (156)
                                                                            --------        --------       --------
               Income tax benefit (provision)...........................    $  4,307        $    897       $ (3,498)
                                                                            ========        ========       ========

     Significant components of the Company's net deferred tax as of June 30, 2002 and 2001 were as follows:

                                                                                                     JUNE 30,
                                                                                                    ---------
                                                                                               2002        2001
                                                                                               ----        ----
               Federal and state loss and credit carryforwards........................     $ 12,568     $   6,970
               Foreign loss and credit carryforwards..................................        1,908         1,949
               Inventory and other reserves...........................................        3,924         4,248
                                                                                           --------     ---------
                        Deferred tax assets before valuation allowance................       18,400        13,167
                        Valuation allowance...........................................       (4,940)       (4,296)
                                                                                           --------     ---------
               Net deferred tax assets................................................     $ 13,460     $   8,871
                                                                                           ========     =========

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     At June 30, 2002 and 2001, $8.7 million and $7.8 million, respectively, of the Company's net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, with the remaining $4.8 million and $1.1 million, respectively, included in Other assets.

     Under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and tax credits will be realized. Management assesses the realizability of its net deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. Based upon its assessment as of June 30, 2001, management concluded that it was more likely than not that the Company would realize benefits from a portion of its remaining deferred tax assets. Accordingly, the Company reduced its reserve against such assets by $6.7 million in the fourth quarter of fiscal 2001, $2.6 million of which related to deductions from employee stock option exercises and was credited to Additional paid-in-capital on the Consolidated Balance Sheet. In addition, during fiscal 2001, the Company utilized $8.2 million of net operating losses ($3.2 million tax benefit) to offset taxable income from continuing operations. During fiscal 2002, the Company adjusted the value of certain deferred tax assets by $1.2 million and, based upon its assessment of all deferred tax assets, increased its valuation allowance by $0.6 million. The net impact of these adjustments was an increase in deferred taxes of $0.6 million. Management will continue to assess the realizability of the deferred tax asset at each interim and annual balance sheet date based on actual and forecasted operating results.

     Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. During the fourth quarter of fiscal 2001, however, the Company determined that it would repatriate approximately $7.0 million in future periods from one of its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and has provided for that amount in that year's tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was $19.8 million at June 30, 2002. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

     At June 30, 2002, the Company has U.S. federal income tax net operating loss carryforwards of $21.0 million available to offset future taxable income. The carryforwards expire in 2012 through 2022. Foreign tax net operating losses of $0.6 million at June 30, 2002 are available to offset future taxable income of certain foreign subsidiaries. Those foreign losses beginning to expire at various dates starting in 2004 are $0.5 million and those that do not expire are $0.1 million. Federal, state and foreign tax credits expire at various dates between 2003 and 2021.

11.  DEBT

     As of June 30, 2002, the Company had a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. A commitment fee of between .375% and .50% per annum, depending on the Company's Leverage Ratio, is payable on any unused amount under the line. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of June 30, 2002, the Company has met its financial covenant requirements and there were no borrowings outstanding under this line of credit.

     On June 12, 2000, the Company secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of June 30, 2002, the Company had $0.4 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.3 million in Non-current liabilities on the Consolidated Balance Sheet. The outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S. based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.3 million as of June 30, 2002). No amounts were outstanding under such facilities as of June 30, 2002.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The carrying amount of the Company's debt approximates fair value.

     Interest expense included in Other income (expense), net in the Consolidated Statements of Operations was $0.2 million in fiscal 2002, $0.5 million in fiscal 2001 and $1.0 million in fiscal 2000.

12.  STOCK COMPENSATION PLANS

Stock Option Plans

     The Company maintains two stock option plans, the Amended and Restated 1993 Stock Incentive Plan ("1993 Plan") and the 1998 Non-Employee Director Stock Option Plan ("1998 Plan").

     Under the 1993 Plan, 1,521,739 shares of Common Stock can be issued through the exercise of stock options, increasing annually by 5% of the common shares outstanding each July 1 during the term of the 1993 Plan. At July 1, 2002, a maximum of 4,235,352 shares were reserved for issuance of incentive stock options, non-qualified stock options and restricted stock awards since the inception of the 1993 Plan. Under the 1993 Plan, options can be issued to full-time employees, including officers and non-employee consultants to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value on the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the exercise price of incentive stock options may not be less than 110% of the fair market value on the date of grant. No more than an aggregate of 2,608,696 shares of Common Stock may be issued pursuant to the exercise of incentive stock options granted under the 1993 Plan. This limitation does not apply to non-qualified stock options or restricted stock awards that may be granted under the 1993 Plan. The vesting period and expiration of each grant is determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are either ten or eleven years from the date of grant.

     During fiscal 2002, 17,210 shares of restricted stock were granted to certain key employees. The fair market value of the restricted stock on the date of grant is being amortized to expense ratably over three years, the period in which restrictions are removed.

     In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of June 30, 2002, stock options issued pursuant to the 1995 Plan of 13,441 are outstanding and vested according to the provisions of the 1995 Plan on the date the plan was terminated. Pursuant to the 1998 Plan, each non-employee director received a stock option grant of 15,000 shares exercisable at market price on the date the plan was adopted or upon initial election to the Board of Directors. These options vest ratably over a 36 month period. Additionally, each non-employee director will receive an annual stock option grant of 7,000 shares (5,000 shares prior to an amendment dated October 25, 2000) exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Stock option transactions for fiscal years 2002, 2001 and 2000 under all plans are as follows:

                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                                     NUMBER OF     EXERCISE PRICE    EXERCISE
                                                                      SHARES         PER SHARE         PRICE
                                                                  ----------------------------------------------
Outstanding at June 30, 1999.....................................     2,050,091   $ 5.95 - $37.00    $  18.37
Granted..........................................................       728,000    10.13 -  17.50       14.08
Exercised........................................................       (36,220)    5.95 -   9.20        6.83
Cancelled........................................................      (303,190)    5.95 -  36.75       21.56
                                                                     ----------   ---------------    --------
Outstanding at June 30, 2000.....................................     2,438,681     5.95 -  37.00       16.85
Granted..........................................................       222,929    13.88 -  25.00       19.20
Exercised........................................................      (144,438)    5.95 -  23.50       12.90
Cancelled........................................................      (245,389)    5.95 -  32.25       20.87
                                                                     ----------   ---------------    --------
Outstanding at June 30, 2001.....................................     2,271,783     6.33 -  37.00       16.85
Granted..........................................................       678,228    10.24 -  23.49       17.15
Exercised........................................................      (102,498)    6.33 -  17.50       11.67
Cancelled........................................................      (170,422)    6.33 -  23.50       17.56
                                                                     ----------   ---------------    --------
Outstanding at June 30, 2002.....................................     2,677,091   $ 6.33 - $37.00    $  17.15
                                                                     ==========   ===============    ========

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                  AT JUNE 30, 2002                     AT JUNE 30, 2002
                                      ----------------------------------------     -------------------------
                                                      WEIGHTED      WEIGHTED                      WEIGHTED
                                                       AVERAGE       AVERAGE                       AVERAGE
                                       NUMBER OF      EXERCISE     CONTRACTUAL     NUMBER OF      EXERCISE
                RANGE                   SHARES         PRICE      LIFE (YEARS)       SHARES        PRICE
                -----                   -------        -----      ------------      -------        -----
         $  6.33  -  $ 12.00             330,709      $  7.94        5.15            211,369      $  6.60
         $ 12.01  -  $ 18.00           1,233,898        15.13        7.02            662,860        15.10
         $ 18.01  -  $ 24.00           1,021,583        21.48        6.65            699,899        21.97
         $ 24.01  -  $ 37.00              90,901        29.35        5.96             68,402        30.79
                                      ----------      -------       -----          ---------      -------
           Total                       2,677,091      $ 17.15        6.61          1,642,530      $ 17.58
                                      ==========                                   =========

     Of the total stock options outstanding, 1,642,530, 1,193,719 and 1,024,658 were exercisable at June 30, 2002, 2001 and 2000, respectively. Stock options available for grant were 955,114, 963,983 and 484,774 at June 30, 2002, 2001 and
2000, respectively.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rates of 4.09% for 2002, 4.82% for 2001 and 6.1% for 2000; no dividends; volatility factors of the expected market price of the Company's Common Stock of 0.712 for 2002, 0.724 for 2001 and 0.592 for 2000 and a weighted average expected life of the options of 4.4 years for 2002, 4.4 years for 2001 and 4.3 years for 2000.

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

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     For purposes of pro forma disclosures, the estimated fair value of the options granted in fiscal 2002, 2001 and 2000 is amortized to expense over the option vesting periods. The pro forma amortization is reflected on the anniversary date of each vesting period. The weighted average grant date fair value of options granted during fiscal years 2002, 2001 and 2000 was $9.93, $11.18 and $7.47, respectively. The Company's pro forma information follows:

                                                                                              PRO FORMA
                                                                                             -----------
                                                                                      2002       2001      2000
                                                                                      ----       ----      ----
       Pro forma net loss applicable to common stockholders....................   $(11,498)   $   (663)   $(7,776)
       Pro forma net loss per common share applicable to common
          stockholders:
            Basic .............................................................   $  (1.14)   $  (0.08)   $ (1.00)
            Diluted ...........................................................   $  (1.14)   $  (0.08)   $ (0.97)

     These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

Employee Stock Purchase Plan

     In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock through payroll deductions at prices equal to 85% of fair market value on the first or last business day of the offering period, whichever is lower. The option to purchase stock will terminate on July 7, 2005. To date, 330,890 shares have been issued under the Employee Stock Purchase Plan and 103,893 shares were available for future issuance.

13.  COMMON STOCK

     On August 15, 2001 (the "Closing"), the Company sold 1,428,572 shares of its Common Stock for gross proceeds of $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions. In connection with the private equity placement, the Company issued to its placement agent a warrant to purchase up to 28,571 shares of Common Stock at an exercise price of $17.50. On the Closing, the Company used the Black-Scholes option-pricing model to assign an aggregate value of $0.3 million to this warrant.

     During the third quarter of fiscal 2001, the holders of warrants to purchase 220,701 shares of Common Stock at $10.05 per share exercised their rights to a cashless conversion. As a result, 126,646 shares of Common Stock were issued and $1.4 million, representing the fair value of the warrants at the date of issue, was transferred from Warrants to purchase common stock to Additional paid-in capital on the Consolidated Balance Sheet.

     In August 2000, the Company sold 517,520 shares of its Common Stock for gross proceeds of $5.2 million in a private equity placement. Proceeds from this sale of securities were used to repay existing indebtedness, fund working capital requirements and other general corporate purposes.

14.  STOCKHOLDER RIGHTS PLAN

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

15.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at June 30, 2002 was $14.0 million.

     In connection with the private placement of Preferred Stock, the Company issued 250,000 fully exercisable warrants to purchase shares of Common Stock at an exercise price of $20. On the Closing, the Company used the Black-Scholes option-pricing model to assign an aggregate value of $1.8 million to the 250,000 warrants. As such, $1.8 million of the $10.0 million proceeds was allocated to Additional paid-in capital and the remaining $8.2 million was allocated to redeemable Preferred Stock. The value assigned to the warrants of $1.8 million accretes to the value of the Preferred Stock over five years. The Company currently records a non-cash charge to net income of approximately $0.4 million per year to arrive at net income available to common stockholders.

     On the Closing, the Company's stock price was $23.69 per share. This caused the conversion feature of the redeemable Preferred Stock to be "in the money." As a result, the intrinsic value of this conversion feature was calculated to be $1.8 million. This $1.8 million was treated as an additional preferred dividend to the preferred investors and was charged to Additional paid-in capital. This additional preferred dividend was deducted from net income to arrive at net income applicable to common stockholders in the calculation of earnings per share for fiscal 1999.

     During fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-27 "Application of EITF Issue No. 95-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF No.00-27 adjusts the calculation of the original conversion discount charge by requiring that the fair value of the Preferred Stock be reduced by the value assigned to warrants to buy common stock that were issued with the Preferred Stock. As a result, the Company recorded an additional $1.8 million cash conversion discount charge in fiscal 2001 that had been presented as the cumulative effect of a change in accounting principle in determining net income applicable to common stockholders.

16.  EMPLOYEE BENEFIT PLANS

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees under which it makes an unconditional match up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee's eligible compensation. Prior to July 1, 2001, such match was discretionary. For fiscal 2002, 2001 and 2000, the Company has expensed $0.3 million, $0.5 million and $0.1 million, respectively, in contributions to the plan. In fiscal 2000, the Company decided not to make the discretionary matching contribution accrued in fiscal 1999. As such, this accrual was reversed and credited to income in fiscal 2000.

     The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings currently ranging from 2.0% to 6.5%. The employer makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. Company contributions amounting to $0.3 million in 2002, $0.3 million in 2001 and $0.4 million in 2000 were charged to expense in each respective period.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The Company maintained a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which had been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS"). The Company did not contribute to the Plan in the years ended June 30, 2002, 2001 and 2000, respectively. During fiscal 2002, the Company decided to terminate the ESOP given the inactivity of the Plan and the need to streamline the Company's benefits program. On June 11, 2002, the IRS issued a favorable determination ruling allowing the Company to terminate the ESOP and to distribute the funds contributed to participants. The Company intends to terminate the ESOP during the first quarter of fiscal 2003.

17.  SEGMENT AND GEOGRAPHIC INFORMATION

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

     Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                                                           2002            2001             2000
                                                                           ----            ----             ----
        North America..............................................     $  33,052       $  48,706       $   45,106
        Europe and Middle East.....................................        33,056          40,042           34,674
        Asia and Pacific...........................................        45,348          52,640           41,620
                                                                        ---------       ---------      -----------
                                                                        $ 111,456       $ 141,388        $ 121,400
                                                                        =========       =========      ===========

     Total assets by geographic area are as follows:

                                                                                           2002             2001
                                                                                           ----             ----
        North America...........................................................        $  91,599        $  89,455
        Europe and Middle East..................................................           25,585           24,221
        Asia and Pacific........................................................            9,807            8,484
                                                                                        ---------        ---------
                                                                                        $ 126,991        $ 122,160
                                                                                        =========        =========

     Revenue derived from one customer, Iwatsu, accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. Revenues attributable to Canada and Mexico are included in North America and represent less than 7% and .2%, respectively, of North American revenues in all fiscal years presented.

     Revenue attributable to individual countries that account for 10% or more of total revenues in fiscal 2002 include the United States ($31.2 million), Japan ($25.6 million) and Germany ($11.8 million); in fiscal 2001 include the United States ($45.2 million), Japan ($18.2 million) and Germany ($14.3 million); and in fiscal 2000 include the United States ($42.5 million), Japan ($22.7 million) and Germany ($12.5 million).

18.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company has operating leases covering plant, certain office facilities, and equipment that expire at various dates through 2012. Future minimum annual lease payments required during the years ending in fiscal 2003 through 2007 and later years, under noncancelable operating leases having an original term of more than one year, are $2.0 million, $1.6 million, $1.1 million, $0.9 million, $0.9 million and $2.7 million, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 2002, 2001 and 2000 approximated $1.9 million, $1.7 million and $1.6 million, respectively.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Technology Dispute Settlement

      In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints. Included among these was an intellectual property claim in fiscal 1994 in the form of a lawsuit that alleged patent infringement with respect to some of the Company's oscilloscope products. In February 1994, the Company concluded negotiations to resolve this dispute and avoid extensive litigation. The result was an initial payment of $1.5 million and a license agreement providing for minimum annual future royalty payments of $3.5 million over ten years with potential additional amounts contingent on future product sales not to exceed an aggregate of $3.5 million. Royalty expense, which approximated $0.5 million and $1.0 million for the years ended June 30, 2001 and 2000, respectively, is included in cost of sales in the Consolidated Statements of Operations. As of June 30, 2001, the Company has expensed the maximum royalty payments due under the settlement and license agreements.

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

     In May 1999, the Company, Digitech Industries, Inc. and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners have purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both the Company and Digitech as insured parties. The current owners of the Ridgefield Site have also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site have also agreed to hold both the Company and Digitech Industries harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company has agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site. The Company has retained this liability after the sale of the Vigilant segment.

19.  ACQUISITIONS

     In July 2000, the Company issued 100,000 shares of its Common Stock to acquire all of the outstanding common stock of Lightspeed Electronics Corporation ("Lightspeed"). The acquisition of Lightspeed was recorded using the purchase method of accounting. The excess of cost over net assets acquired of $1.0 million was amortized over a five year period until June 30, 2001 when SFAS No. 142, "Goodwill and Other Intangible Assets" was adopted (see Note 1).

     In April 1998 the Company acquired selected assets of its Korean sales distributor, Woojoo Hi-Tech Corporation, for approximately $1.7 million. A non-compete agreement of $0.6 million was amortized over 30 months. The investment in excess of fair market value of assets purchased of $0.8 million was being amortized over a 15 year period until June 30, 2001 when SFAS No. 142, "Goodwill and Other Intangible Assets" was adopted (see Note 1).

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized unaudited quarterly operating results for fiscal year 2002 and 2001 are as follows:

                                                                           QUARTERS ENDED
                                            ------------------------------------------------------------------------------
                                                         FISCAL YEAR 2001                          FISCAL YEAR 2002
                                            --------------------------------------  --------------------------------------
                                              SEPT.     DEC.      MAR.      JUNE      SEPT.     DEC.     MAR.     JUNE
                                               30,       31,       31,       30,       30,       31,      31,      30,
                                              2000      2000      2001      2001      2001      2001     2002     2002
                                            -------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues (1)
  Digital oscilloscopes and related
     products.............................   $26,356   $32,206   $34,181   $36,682  $27,596   $25,884   $21,333  $26,264
  High energy physics products............       987       778     1,257       735    1,095       293        31        -
  Service and other ......................     2,114     2,002     1,976     2,114    2,074     2,196     2,244    2,446
                                             -------   -------   -------   -------  -------   -------  --------  -------
     Total revenues.......................    29,457    34,986    37,414    39,531   30,765    28,373    23,608   28,710
                                             -------   -------   -------   -------  -------   -------  --------  -------

Cost of sales (2).........................    14,495    16,920    17,785    18,638   14,743    18,366    12,409   14,124
                                             -------   -------   -------   -------  -------   -------  --------  -------
      Gross profit........................    14,962    18,066    19,629    20,893   16,022    10,007    11,199   14,586

Selling, general and administrative
   expenses (3)...........................     9,889    11,488    11,716    12,633    9,879    11,586    10,236   10,564
Research and development expenses (4).....     3,881     3,884     4,255     4,395    4,082     3,533     4,866    7,812
                                             -------   -------   -------   -------  -------   -------  --------  -------
  Operating income (loss).................     1,192     2,694     3,658     3,865    2,061    (5,112)   (3,903)  (3,790)

(Loss) from sale of marketable securities.         -         -         -         -        -         -         -     (122)
Other (expense) income, net...............        (2)     (245)     (111)     (113)     271       (19)     (397)     455
                                             -------   -------   -------   -------  -------   -------  --------  -------
Income (loss) from continuing
   operations before income taxes.........     1,190     2,449     3,547     3,752    2,332    (5,131)   (4,300)  (3,457)
Provision for (benefit from) income taxes.       137       478       727    (2,239)     486    (1,921)   (1,591)  (1,281)
                                             -------   -------   -------   -------  -------   -------  --------  -------
Income (loss) from continuing operations..     1,053     1,971     2,820     5,991    1,846    (3,210)   (2,709)  (2,176)
Loss from discontinued operations, net of
   tax ...................................     1,545         -         -       449        -         -         -        -
                                             -------   -------   -------   -------  -------   -------  --------  -------
Net (loss) income before the cumulative
  effect of a change in accounting principle    (492)    1,971     2,820     5,542    1,846    (3,210)   (2,709)  (2,176)
Cumulative effect of an accounting change for
  revenue recognition, net of tax.........     4,417         -         -         -        -         -         -        -
                                             -------   -------   -------   -------  -------   -------  --------  -------
Net (loss) income........................     (4,909)    1,971     2,820     5,542    1,846    (3,210)   (2,709)  (2,176)

Charges related to convertible preferred
   stock .................................       425       424       425       426      467       468       469      472
Cumulative effect of an accounting change
  for preferred stock.....................         -     1,848         -         -        -         -         -        -
(Loss) income applicable to common           -------   -------   -------   -------  -------   -------  --------  -------
   stockholders ..........................   $(5,334)  $  (301)  $ 2,395   $ 5,116  $ 1,379   $(3,678) $ (3,178) $(2,648)
                                             =======   =======   =======   =======  =======   =======  ========  =======

Income (loss) per common share-basic:
  Income (loss) from continuing operations   $  0.08   $  0.18   $  0.28   $  0.64  $  0.15   $ (0.36) $ (0.31)  $ (0.26)
  (Loss) from discontinued operations....      (0.19)        -         -     (0.05)       -         -        -         -
  Cumulative effect of accounting change..     (0.54)    (0.22)        -         -        -         -        -         -
                                             -------   -------   -------   -------  -------   -------  --------  -------
  Net (loss) income ......................   $ (0.65)  $ (0.04)  $  0.28   $  0.59  $  0.15   $ (0.36) $  (0.31) $ (0.26)
                                             =======   =======   =======   =======  =======   =======  ========  =======
Income (loss) per common share-diluted:
  Income (loss) from continuing operations   $  0.08   $  0.18   $  0.26   $  0.61  $  0.14   $ (0.36) $  (0.31) $ (0.26)
  (Loss) from discontinued operations.....     (0.19)        -         -     (0.05)       -         -         -        -
  Cumulative effect of accounting change..     (0.54)    (0.21)        -         -        -         -         -        -
                                             -------   -------   -------   -------  -------   -------  --------  -------
  Net (loss) income ......................   $ (0.65)  $ (0.03)  $  0.26   $  0.56  $  0.14   $ (0.36) $ (0.31)  $ (0.26)
                                             =======   =======   =======   =======  =======   =======  ========  =======
Weighted average number of shares:
   Basic..................................     8,153     8,490     8,622     8,726    9,468    10,216    10,233   10,281
   Diluted................................     8,153     8,872     9,163     9,083   10,051    10,216    10,233   10,281

(1) Included in Service and other revenue and pre-tax income for each of the four quarters in fiscal 2002 and 2001, is $0.3 million related to the recognition of deferred revenue associated with the adoption of SAB 101. Included in Digital oscilloscopes and related products revenue and pre-tax income in the quarter ended June 30, 2002 is $0.5 million for the reversal of various accounts receivable credits determined not to be owed to customers.

(2) Included in Cost of sales in the quarter ended December 31, 2001 is a $3.6 million charge for excess and obsolete inventory. Included in the quarters ended March 31, 2002 and June 30, 2002 are severance charges of $0.6 million and $0.1 million, respectively.

(3) Included in Selling, general and administrative expense are severance charges of $0.7 million, $1.9 million, $1.4 million and $0.3 million for the quarters ended June 30, 2000, December 31, 2001, March 31, 2002 and June 30, 2002, respectively.

                               LECROY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) Included in Research and development expense in the fourth quarter of fiscal 2002 is a $4.0 million charge for a technology access fee. In June 2002, the Company entered into an agreement with IBM in which it committed to pay $4.0 million for access to their next-generation silicon germanium technology. The Company will use this technology to develop components that are expected to deliver higher density, greater speed and reduced power consumption than those currently available. Such components will be used in future high-speed digital oscilloscopes.


             -----------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of the Company and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders, which is scheduled to be held October 30, 2002; said information is incorporated herein by reference. The discussion of executive officers of the Company is included in Item 4A in Part I of this report under "Executive Officers of the Company."


ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers will be contained in the section captioned "Executive Compensation" of the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders, which is scheduled to be held on October 30, 2002; said information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders, which is scheduled to be held on October 30, 2002; said information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders, which is scheduled to be held on October 30, 2002; said information is incorporated herein by reference.

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

4.6 Placement Agent Agreement, dated August 15, 2001, between the Registrant and SG Cowen Securities Corporation.

4.7 Warrant, dated August 15, 2001, issued to SG Cowen Securities Corporation to purchase 28,571 shares of the Registrant's Common Stock.

Exhibit
 Number                                 Description
-------                                 -----------
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

Exhibit
 Number                                 Description
-------                                 -----------
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

10.24 Second Amendment dated September 7, 1999 to the Amended and Restated Multicurrency Credit Agreement between the Compnay, Chase Manhattan Bank and Fleet National Bank filed as Exhibit 10.24 to Form 10-Q for the quarter ended March 31, 2000, and is incorporated herein by reference.

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

Exhibit
 Number                                 Description
-------                                 -----------
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

10.41         Form of Restricted Stock Purchase Agreement.

21            Subsidiaries of the Registrant.

23.1          Consent of Ernst & Young LLP, Independent Auditors.


(b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K, dated August 15, 2001, to report the sale of 1,428,572 shares of its Common Stock for gross proceeds of $25.0 million on August 15, 2001 in a private equity placement.

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

                               LeCROY CORPORATION

August 30, 2002          By /s/ RAYMOND F. KUNZMANN
                                -----------------------
                                Raymond F. Kunzmann
                                Vice President Finance, Chief Financial Officer, Secretary and Treasurer


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


               Signature                              Title                             Date
               ---------                              -----                             ----
  /s/ CHARLES A. DICKINSON          Chairman of the Board and Director               August 30, 2002
---------------------------------
     Charles A. Dickinson

  /s/ THOMAS H. RESLEWIC            President, Chief Executive Officer               August 30, 2002
---------------------------------
     Thomas H. Reslewic                        and Director
                                       (Principal Executive Officer)

  /s/ RAYMOND F. KUNZMANN              Vice President Finance, Chief                 August 30, 2002
---------------------------------
     Raymond F. Kunzmann               Financial Officer, Secretary
                                               and Treasurer
                                      (Principal Accounting Officer)

  /s/ ROBERT E. ANDERSON                         Director                            August 30, 2002
---------------------------------
     Robert E. Anderson

  /s/ LUTZ P. HENCKELS                           Director                            August 30, 2002
---------------------------------
     Lutz P. Henckels

  /s/ PETER H. KAMIN                             Director                            August 30, 2002
---------------------------------
     Peter H. Kamin

  /s/ DOUGLAS A. KINGSLEY                        Director                            August 30, 2002
---------------------------------
     Douglas A. Kingsley

  /s/ WALTER O. LECROY, JR.                      Director                            August 30, 2002
---------------------------------
     Walter O. LeCroy, Jr.

  /s/ WILLIAM G. SCHEERER                        Director                            August 30, 2002
---------------------------------
     William G. Scheerer

  /s/ ALLYN C. WOODWARD, JR.                     Director                            August 30, 2002
----------------------------
     Allyn C. Woodward, Jr.

                     CERTIFICATION PURSUANT TO RULE 13a-14,
        AS ADOPTED PURSUANT TO SS. 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas H. Reslewic, Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of LeCroy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


/s/ Thomas H. Reslewic
-----------------------
Thomas H. Reslewic
Chief Executive Officer
August 30, 2002

                     CERTIFICATION PURSUANT TO RULE 13a-14,
        AS ADOPTED PURSUANT TO SS. 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Raymond F. Kunzmann, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of LeCroy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ Raymond F. Kunzmann
-----------------------
Raymond F. Kunzmann
Chief Financial Officer
August 30, 2002

                                                                     Schedule II

                               LeCROY CORPORATION

                        Valuation and Qualifying Accounts

                    Years Ended June 30, 2002, 2001 and 2000
                                 (in thousands)

                                                      Balance at     Charged to                            Balance at
                                                      beginning       costs and           (1)(2)              End
                   Description                        of period       expenses       Deductions/Other    of period(3)
                   -----------                        ---------       --------       ----------------    ------------
Against trade receivables--
Year ended June 30, 2000
        Allowance for doubtful accounts...........         518           225               (202)                541
Year ended June 30, 2001
        Allowance for doubtful accounts...........         541           108               (408)                241
Year ended June 30, 2002
        Allowance for doubtful accounts...........         241           301               (120)                422

Against inventories--
Year ended June 30, 2000
        Allowance for excess and obsolete.........       2,437         1,000               (794)              2,643
Year ended June 30, 2001
        Allowance for excess and obsolete.........       2,643         1,000                (10)              3,633
Year ended June 30, 2002
        Allowance for excess and obsolete.........       3,633         3,851 (4)         (5,981)              1,503

Against deferred tax assets--
Year ended June 30, 2000
        Valuation allowance.......................      10,700         3,448                --               14,148
Year ended June 30, 2001
        Valuation allowance.......................      14,148        (7,255)            (2,597) (5)          4,296
Year ended June 30, 2002
        Valuation allowance.......................       4,296           644                --                4,940

------------

(1)  Accounts written-off.
(2)  Merchandise disposals and/or impact of foreign currency.
(3) Inventory reserves include $0.2 million of restructuring reserves in fiscal 2000.
(4) Includes $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements in fiscal 2002.
(5) Represents reduction of valuation allowance against the tax benefit of net operating losses generated from employee stock option deductions. Offsetting credit was recorded directly to equity rather than the current year income statement.