Form 10-Q
period 2002-09-30
LECROY CORP
filed 2002-11-14
CIK 943580

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

                            YES  X    NO
                               ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                           OUTSTANDING AT OCTOBER 31, 2002
             -----                           -------------------------------
  Common stock, par value $.01 share                      10,323,071



==============================================================================

                               LECROY CORPORATION
                                    FORM 10-Q


                                      INDEX

                                                                                                 Page No.
                                                                                                 -------
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheets
                  as of September 30, 2002 and June 30, 2002                                         3

                 Condensed Consolidated Statements of Operations
                  for the Three Month Periods ended September 30, 2002 and 2001                      4

                 Condensed Consolidated Statements of Cash Flows                                     5
                  for the Three Month Periods ended September 30, 2002 and 2001

                 Notes to Condensed Consolidated Financial Statements                                6

  Item 2.        Management's Discussion and Analysis of Financial Condition                        11
                  and Results of Operations

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk                         15

  Item 4.        Controls and Procedures                                                            16


PART II          OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K                                                   17

                 Signature                                                                          17

                 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002            18

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,         June 30,
In thousands, except par value and share data                                          2002                2002
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                        $  28,463        $   27,322
     Accounts receivable, net                                                            21,523            24,296
     Inventories, net                                                                    24,621            28,108
     Other current assets                                                                13,011            11,657
                                                                                      ---------        ----------
             Total current assets                                                        87,618            91,383

Property and equipment, net                                                              20,972            21,354
Other assets                                                                             14,037            14,254
                                                                                     -----------       ----------
TOTAL ASSETS                                                                         $  122,627        $  126,991
                                                                                     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $    9,851        $   12,971
     Accrued expenses and other liabilities                                              16,768            15,702
                                                                                      ---------        ----------
             Total current liabilities                                                   26,619            28,673

Deferred revenue and other non-current liabilities                                        3,216             3,547
                                                                                      ---------        ----------
             Total liabilities                                                           29,835            32,220

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value, $14.5
   million and $14.0 million as of  September 30, 2002 and June 30, 2002,                13,781            13,266
   respectively)

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares;
          10,323,071 issued and outstanding as of
          September 30, 2002 and June 30, 2002)                                             103               103
      Additional paid-in capital                                                         80,770            81,279
      Warrants to purchase common stock                                                   2,165             2,165
      Accumulated other comprehensive loss                                               (3,976)           (3,695)
      (Accumulated deficit) retained earnings                                               (51)            1,653
                                                                                     ----------         ---------
             Total stockholders' equity                                                  79,011            81,505
                                                                                     ----------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  122,627        $  126,991
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

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                       September 30,
In thousands, except per share data                                                 2002          2001
----------------------------------------------------------------------------------------------------------
Revenues:
      Digital oscilloscopes and related products                                  $ 22,473     $ 27,596
      High-energy physics products                                                      -         1,095
      Service and other                                                              2,518        2,074
                                                                                  --------     --------
        Total revenues                                                              24,991       30,765

Cost of sales (included in fiscal 2003 is $0.2 million of severance)                12,504       14,743
                                                                                  --------     --------
        Gross profit                                                                12,487       16,022
Operating expenses:
      Selling, general and administrative (included in fiscal
        2003 is $2.5 million of severance)                                          11,098        9,505
      Research and development                                                       3,990        4,456
                                                                                  --------     --------
        Total operating expenses                                                    15,088       13,961

Operating (loss) income                                                             (2,601)       2,061

      Other (expense) income, net                                                     (104)         271
                                                                                  --------     --------
(Loss) income before income taxes                                                   (2,705)       2,332
      (Benefit from) provision for income taxes                                     (1,001)         486
                                                                                  --------     --------
Net (loss) income                                                                   (1,704)       1,846

Charges related to convertible preferred stock                                         515          467
                                                                                  --------     --------
Net (loss) income applicable to common stockholders                               $ (2,219)    $  1,379
                                                                                  ========     ========

(Loss) income per common share applicable to common stockholders:
      Basic                                                                       $  (0.21)    $   0.15
      Diluted                                                                     $  (0.21)    $   0.14

Weighted average number of common shares:
      Basic                                                                         10,323        9,468
      Diluted                                                                       10,323       10,051


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                               September 30,
In thousands                                                                              2002             2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                   $(1,704)         $ 1,846
     Adjustments to reconcile net (loss) income to net cash
            provided by (used in) operating activities:
        Depreciation and amortization                                                      1,798            1,455
        Deferred income taxes                                                             (1,058)               -
     Change in operating assets and liabilities:
          Accounts receivable                                                              2,682            4,958
          Inventories                                                                      3,122           (3,945)
          Other current and non-current assets                                              (529)           1,226
          Accounts payable, accrued expenses and other liabilities                        (2,291)          (7,486)
                                                                                        --------         --------
Net cash provided by (used in) operating activities                                        2,020           (1,946)
                                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (520)          (1,138)
     Purchase of intangible assets                                                          (510)               -
                                                                                        --------         --------
Net cash (used in) investing activities                                                   (1,030)          (1,138)
                                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                             -              165
     Repayment of borrowings                                                                 (20)             (23)
     Proceeds from the issuance of common stock                                                -           23,284
     Proceeds from exercise of stock options                                                   -              256
                                                                                        --------         --------
Net cash (used in) provided by financing activities                                          (20)          23,682
                                                                                        --------         --------
Effect of exchange rate changes on cash                                                      171              459
                                                                                        --------         --------
     Net increase in cash and cash equivalents                                             1,141           21,057
     Cash and cash equivalents at beginning of the period                                 27,322           11,449
                                                                                        --------         --------
     Cash and cash equivalents at end of the period                                     $ 28,463         $ 32,506
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

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company" or "LeCroy") and its wholly-owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The condensed consolidated balance sheet as of June 30, 2002 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could differ from these estimates. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

2.       RESTRUCTURING

     During the first quarter of fiscal 2003, the Company adopted a plan to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. These new systems are projected to improve operating efficiencies and to further reduce our headcount requirements. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses of $2.7 million; $0.2 million of which was recorded in Cost of sales and $2.5 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. As of September 30, 2002, $0.3 million of the total $2.7 million has been paid and $2.4 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or, approximately 15%. In connection with these workforce reductions, the Company recorded a $4.3 million charge ($0.7 million in Cost of sales and $3.6 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of September 30, 2002, $2.6 million of the total $4.1 million has been paid and $1.5 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

3.       DERIVATIVES

     The Company enters into foreign exchange forward contracts that are designated as fair value hedges to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net gains or losses resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies were $(0.2) million and $0.1 million for the first quarter of fiscal 2003 and 2002, respectively, and are included in Other (expense) income, net in the Condensed Consolidated Statements of Operations. At September 30, 2002 and June 30, 2002, the Company had approximately $7.5 million and $12.8 million, respectively, of open foreign exchange forward contracts all with short-term maturities of less than three months.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

4.       COMPREHENSIVE (LOSS) INCOME

     For the three months ended September 30, 2002, the Company's comprehensive loss totaled $2.0 million, compared to a comprehensive income of $3.5 million for the three months ended September 30, 2001. Comprehensive loss for the three months ended September 30, 2002 included foreign currency translation losses of $0.3 million. Comprehensive income for the three months ended September 30, 2001 included foreign currency translation gains of $2.3 million and unrealized losses on marketable equity securities classified as available for sale of $0.6 million.

     During the fourth quarter of fiscal 2002, the Company sold its remaining shares of marketable equity securities classified as available for sale. Cumulative foreign currency translation losses were $4.0 million at September 30, 2002 and $3.7 million at June 30, 2002.

5.       ACCOUNTS RECEIVABLE, NET

     During the second quarter of fiscal 2002, the Company entered into an agreement with one of its customers, who is also a vendor, in which it was granted the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At September 30, 2002 and June 30, 2002, the Company netted approximately $1.7 million and $4.8 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets.

6.       INVENTORIES, NET

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                              SEPTEMBER 30,        JUNE 30,
                                                  2002               2002
                                              -------------        --------
                                                       IN THOUSANDS

    Raw materials.......................       $     7,080        $   7,735
    Work in process.....................             5,450            5,571
    Finished goods......................            12,091           14,802
                                               -----------        ---------
                                               $    24,621        $  28,108
                                               ===========        =========

     The value of demonstration units included in finished goods was $7.5 million at September 30, 2002 and June 30, 2002.

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to Cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that were deemed to be in excess of forecasted requirements.

7.         OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                  SEPTEMBER 30,       JUNE 30,
                                                      2002              2002
                                                  -------------     -----------
                                                            IN THOUSANDS

       Deferred tax assets, net................    $     9,881      $     8,700
       Other...................................          3,130            2,957
                                                   -----------      -----------
                                                   $    13,011      $    11,657
                                                   ===========      ===========

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

8.          PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                      SEPTEMBER 30,           JUNE 30,
                                                                           2002                2002
                                                                           ----                ----
                                                                                   IN THOUSANDS
              Land and building...................................       $    12,942      $    12,814
              Furniture, machinery and equipment..................            32,138           31,556
              Computer software...................................             6,074            6,074
                                                                         -----------      -----------
                                                                              51,154           50,444
              Less:  Accumulated depreciation and amortization....           (30,182)         (29,090)
                                                                         -----------      -----------
                                                                         $    20,972      $    21,354
                                                                         ===========      ===========

     Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2002 and 2001 was $1.1 million and $1.0 million, respectively.

9.       GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2002 and determined that there was no impairment to its recorded goodwill balances.

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:


                                                                        SEPTEMBER 30,        JUNE 30,
                                                                            2002              2002
                                                                            ----              ----
                                                                                  IN THOUSANDS
Intangible assets:

  Amortized intangible assets:
     Technology, manufacturing and distribution rights.....             $     10,332       $   10,332
     Patents and other intangible assets...................                      201              201
     Effect of currency translation on intangible assets...                      148              162
     Accumulated amortization..............................                   (4,598)          (3,988)
                                                                        ------------      -----------
  Net carrying amount.....................................              $      6,083       $    6,707
                                                                        ============      ===========

  Non-amortized intangible assets:
      Goodwill, net........................................             $      1,574       $    1,574
                                                                        ============      ===========

     Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $0.7 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2005 or on a straight-line basis. The Company estimates amortization expense on a straight-line basis will approximate $2.4 million in fiscal 2003 and 2004 and $1.7 million in 2005.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


10.      ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                         SEPTEMBER 30,      JUNE 30,
                                                                             2002             2002
                                                                         -------------     ----------
                                                                                   IN THOUSANDS
              Compensation and benefits...........................       $     6,693       $    5,348
              Income taxes........................................             2,584            2,634
              Warranty............................................             1,237            1,247
              Deferred revenue....................................             1,040            1,057
              Retained liabilities from discontinued operations...               990            1,283
              Other...............................................             4,224            4,133
                                                                         -----------      -----------
                                                                         $    16,768       $   15,702
                                                                         ===========      ===========

11.      COMMON STOCK

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

12.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at September 30, 2002 was $14.5 million.

13.      REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. For the three months ended September 30, 2002 and 2001, the Company recognized pre-tax deferred license fee revenue of $0.3 million of the $7.1 million deferred license fee revenue. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2002, the remaining balance of pre-tax deferred license fee revenue was $4.2 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

14.      RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

15.      SUBSEQUENT EVENTS

      In October 2002, the Company announced plans to eliminate at least one older product line and to make significant changes to its manufacturing strategy. These changes, which are designed to further improve the Company's operating efficiency, are expected to result in a non-cash charge of approximately $2.0 million in the second quarter of fiscal 2003 related to the write-off of related assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using its core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, the Company develops, manufactures and sells signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including computer / semi-conductor, data storage and power measurement. The Company also produces modular digitizers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2002 and 2001.


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                      2002        2001
                                                                                     ------      ------
Revenues:
     Digital oscilloscopes and related products...................................     89.9%       89.7%
     High-energy physics products.................................................        -         3.6
     Service and other............................................................     10.1         6.7
                                                                                    -------     -------
        Total revenues............................................................    100.0       100.0

Cost of sales (included in fiscal 2003 is a $0.2 million
        (0.8% of sales)severance charge)..........................................     50.0        47.9
                                                                                     ------     -------
     Gross profit.................................................................     50.0        52.1
Operating expenses:
     Selling, general and administrative (included in fiscal 2003
        is a $2.5 million (9.8% of sales) severance charge).......................     44.4        30.9
     Research and development.....................................................     16.0        14.5
                                                                                     ------     -------
        Total operating expenses..................................................     60.4        45.4

Operating (loss) income...........................................................    (10.4)        6.7

     Other (expense) income, net..................................................     (0.4)        0.9
                                                                                    -------     -------
(Loss) income before income taxes.................................................    (10.8)        7.6
     (Benefit from) provision for income taxes....................................     (4.0)        1.6
                                                                                    -------    --------
Net (loss) income applicable to common stockholders...............................     (6.8)%       6.0%
                                                                                    =======    ========



COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

     Total revenues were $25.0 million in the first quarter of fiscal 2003, compared to $30.8 million in the first quarter of fiscal 2002, a decrease of 18.8%, or $5.8 million. This decrease was primarily due to the continuing impact of the current difficult economic environment and the discontinuance of our High-energy physics product line that generated $1.1 million in revenue in the prior year.

     Gross margin, excluding $0.2 million (0.8% of sales) in severance charges, was 50.8% in the first quarter of fiscal 2003, compared to 52.1% in the first quarter of fiscal 2002. The decrease in gross margin from the prior year was due to the unfavorable absorption of costs resulting from lower sales volume and higher amortization of technology, manufacturing and distribution rights. These negative impacts were partially offset by favorable margins on the Company's new high-end WaveMaster(TM) product line of digital oscilloscopes released in the third quarter of fiscal 2002.

     Selling, general and administrative expense, excluding $2.5 million (9.8% of sales) in severance charges in the first quarter of fiscal 2003, decreased by 9.0%, or $0.9 million, from $9.5 million in the first quarter of fiscal 2002 to $8.6 million in the first quarter of fiscal 2003. This decrease is attributable to the sustained benefit of cost reduction initiatives taken by the Company over the last several quarters in light of the poor economic environment including headcount reductions, salary freezes and controls on discretionary spending. As a percentage of sales, selling general and administrative expenses, excluding $2.5 million (9.8% of sales) in severance charges in the first quarter of fiscal 2003, increased from 30.9% in the first quarter of fiscal 2002 to 34.6% in the first quarter of fiscal 2003. This increase as a percentage of sales was primarily due to the inability to leverage the costs of fixed infrastructure over the lower sales base and an increase in fixed selling costs as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the Company's direct sales force.

     Research and development expense was $4.0 million in the first quarter of fiscal 2003, compared to $4.5 million in the first quarter of fiscal 2002, a decrease of 10.5% or $0.5 million. As a percentage of sales, research and development expense increased from 14.5 % in the first quarter fiscal 2002 to 16.0% in the first quarter of fiscal 2003. This increase as a percentage of sales was primarily due to the inability to fully leverage expenses over the lower sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of $0.1 million in the first quarter of fiscal 2003, compared to income of $0.3 million in the first quarter of fiscal 2002. This decrease is primarily due to foreign exchange losses on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries.

     The Company's effective tax rate was 37% in the first quarter of fiscal 2003, compared to 21% in the first quarter of fiscal 2002. The lower effective tax rate in the first quarter of fiscal 2002 was due to the release of a $0.4 million tax reserve related to a favorable audit settlement in September 2001.

RESTRUCTURING

     During the first quarter of fiscal 2003, the Company adopted a plan to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. These new systems are projected to improve operating efficiencies and to further reduce our headcount requirements. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses of $2.7 million; $0.2 million of which was recorded in Cost of sales and $2.5 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. As of September 30, 2002, $0.3 million of the total $2.7 million has been paid and $2.4 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or, approximately 15%. In connection with these workforce reductions, the Company recorded a $4.3 million charge ($0.7 million in Cost of sales and $3.6 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of September 30, 2002, $2.6 million of the total $4.1 million has been paid and $1.5 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

LIQUIDITY AND CAPITAL COMMITMENTS

     Working capital was $61.0 million at September 30, 2002, which represented a working capital ratio of 3.3 to 1, compared to $62.7 million, or 3.2 to 1, at June 30, 2002.

     Net cash provided by (used in) operating activities for the three months ended September 30, 2002 was $2.0 million compared with $(1.9) million for the comparable period in the prior year. The increase in net cash provided by operating activities was primarily due to reductions in inventory of $3.1 million and in accounts receivable of $2.7 million resulting from lower sales volume. The decrease in inventory was also the result of improvements in operating efficiency. These benefits to operating cash flows during the first quarter of fiscal 2003 were partially offset by a $2.3 million reduction in accounts payable. For the corresponding period in the prior year, net cash used in operating activities reflects the reduction in accounts payable, accrued expenses and other liabilities of $7.5 million, which primarily consisted of $2.2 million of payments on retained discontinued operations liabilities, year-end incentive payments and a reduction in accounts payable levels.

     Net cash (used in) investing activities for the three months ended September 30, 2002 was $(1.0) million, compared with $(1.1) million for the comparable period for the prior year. This reflects a $0.6 million reduction in capital expenditures in response to the continued weakness in the technology sector of the economy, offset by the partial payment for the acquisition of technology rights.

     Net cash (used in) provided by financing activities for the three months ended September 30, 2002 was $(20,000), compared with $23.7 million for the comparable period for the prior year. The decrease in cash provided by financing activities was primarily due to net proceeds of $23.3 million raised from a private equity placement in August 2001.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of September 30, 2002, there were no borrowings outstanding under this line of credit.

     On June 12, 2000, the Company secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of September 30, 2002, the Company had $0.4 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.3 million in Non-current liabilities on the Condensed Consolidated Balance Sheets. The outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S. based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150 million yen ($1.2 million as of September 30, 2002). No amounts were outstanding under such facilities as of September 30, 2002.

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

     As of September 30, 2002, the Company has two technology license agreements, under which it is unconditionally committed to pay $2.7 million, $0.5 million and $0.3 million in fiscal 2003, 2004 and 2005, respectively.

     The Company believes that its cash on hand, cash flow generated by its continuing operations and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

CRITICAL ACCOUNTING POLICIES

      The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for a description of the Company's critical accounting policies involving significant judgment by the Company's management. There have been no changes in the Company's critical accounting policies since June 30, 2002.

REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the term of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. For the three months ended September 30, 2002 and 2001, the Company recognized pre-tax deferred license fee revenue of $0.3 million of the $7.1 million deferred license fee revenue. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2002, the remaining balance of pre-tax deferred license fee revenue was $4.2 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

SUBSEQUENT EVENTS

     In October 2002, the Company announced plans to eliminate at least one older product line and to make significant changes to its manufacturing strategy. These changes, which are designed to further improve the Company's operating efficiency, are expected to result in a non-cash charge of approximately $2.0 million in the second quarter of fiscal 2003 related to the write-off of related assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the three month periods ended September 30, 2002 and 2001, the Company reported foreign currency exchange (losses) gains on assets or liabilities denominated in other than their functional currencies and related foreign exchange forward contracts of $(0.2) million and $0.1 million, respectively. At September 30, 2002 and June 30, 2002, the Company had approximately $7.5 million and $12.8 million, respectively, of open foreign exchange forward contracts all with short-term maturities of less than three months.

     The Company performed a sensitivity analysis assuming a hypothetical 10% adverse change in foreign currency exchange rates on its foreign exchange forward contracts and its assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or the Company's results of operations, financial position or cash flows.

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



RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

     Included in this Form 10-Q are a number of important risk factors and uncertainties that should be considered by stockholders and by potential investors in the Company. Also, readers should carefully review the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those sections entitled "Risk Factors" in the Form S-3 Registration Statements No. 333-64848 and No. 333-43690.

 ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date of management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               LECROY CORPORATION


                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

ITEM 6(A)         EXHIBITS


         99.1 Chief Executive Officer certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM 6(B)         REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed during the quarter ended September 30, 2002.









                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LECROY CORPORATION


Date:  November 12, 2002
                                     /s/ Raymond F. Kunzmann
                                     -------------------------------------------
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer

  CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas H. Reslewic, Chief Executive Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of LeCroy
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/ Thomas H. Reslewic
         ----------------------
         Thomas H. Reslewic
         Chief Executive Officer
         November 12, 2002

  CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Raymond F. Kunzmann, Chief Financial Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of LeCroy
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/ Raymond F. Kunzmann
         -----------------------
         Raymond F. Kunzmann
         Chief Financial Officer
         November 12, 2002