Form 10-Q
period 2002-12-31
LECROY CORP
filed 2003-02-10
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

                                YES X   NO
                                   ----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT JANUARY 27, 2003
            -----                           -------------------------------
 Common stock, par value $.01 share                   10,350,242

                               LeCROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                             Page No.

PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of
           December 31, 2002 (Unaudited) and June 30, 2002                                  3

           Condensed Consolidated Statements of Operations (Unaudited) for the
           Three Months ended December 31, 2002 and 2001 and Six Months ended
           December 31, 2002 and 2001                                                       4

           Condensed Consolidated Statements of Cash Flows (Unaudited) for the
           Six Months ended December 31, 2002 and 2001                                      5

           Notes to  Condensed Consolidated Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of Financial Condition                     11
           and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      16

  Item 4.  Controls and Procedures                                                         17

PART II    OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                             18

  Item 6.  Exhibits and Reports on Form 8-K                                                18

           Signature                                                                       18

           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         19




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LeCROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                  December 31,          June 30,
In thousands, except par value and share data                                          2002                2002
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                      $  27,873        $   27,322
     Accounts receivable, net                                                          21,442            24,096
     Inventories, net                                                                  23,655            28,108
     Other current assets                                                               8,322            11,657
                                                                                      -------          --------
             Total current assets                                                      81,292            91,183

Property and equipment, net                                                            20,775            21,354
Other assets                                                                           19,092            14,454
                                                                                   ----------        ----------
TOTAL ASSETS                                                                       $  121,159        $  126,991
                                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $    9,801        $   12,971
     Accrued expenses and other liabilities                                            14,414            14,947
                                                                                   ----------        ----------
             Total current liabilities                                                 24,215            27,918

Deferred revenue and other non-current liabilities                                      4,046             4,302
                                                                                   ----------        ----------
             Total liabilities                                                         28,261            32,220

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value, $14,892 and
   $14,049 as of December 31, 2002 and June 30, 2002, respectively)                    14,298            13,266

Stockholders' equity:

      Common stock, $.01 par value (authorized 45,000,000 shares; 10,350,242 and
          10,323,071 shares issued and outstanding as of
          December 31, 2002 and June 30, 2002, respectively)                              103               103
      Additional paid-in capital                                                       80,512            81,279
      Warrants to purchase common stock                                                 2,165             2,165
      Accumulated other comprehensive loss                                             (2,782)           (3,695)
       Retained earnings (deficit)                                                     (1,398)            1,653
                                                                                   ----------        ----------
             Total stockholders' equity                                                78,600            81,505
                                                                                   ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  121,159         $ 126,991
                                                                                   ==========        ==========




         The accompanying notes are an integral part of these condensed consolidated financial statements.


                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended            Six months ended
                                                                                     December 31,                 December 31,
In thousands, except per share data                                              2002          2001           2002            2001
------------------------------------------------------------------------------------------------------------------------------------

Revenues:

    Digital oscilloscopes and related products                                $ 24,382      $ 25,884        $ 46,855       $ 53,480
    High-energy physics products                                                    -            293              -           1,388
    Service and other                                                            2,255         2,196           4,773          4,270
                                                                               -------       -------         -------        -------
        Total revenues                                                          26,637        28,373          51,628         59,138

Cost of sales (included in Q2 of FY`03 is $2,280 of asset impairment charges, and in Q2 of FY`02 is $3,601 of inventory charges; included in the six months of FY`03 is $2,280 of asset impairment charges and $204 of severance, and in the six months of FY`02 is $3,601
      of inventory charges)                                                     15,007        18,366          27,511         33,109
                                                                               -------       -------         -------        -------
            Gross profit                                                        11,630        10,007          24,117         26,029

Operating expenses:
    Selling, general and administrative (included in Q2 of FY`02 is $1,928 of severance; included in the six months of FY`03 and FY`02 is $2,450 and
      $1,928 of severance, respectively)                                         9,363        11,294          20,461         20,799
    Research and development                                                     4,358         3,825           8,348          8,281
                                                                               -------       -------         -------        -------
        Total operating expenses                                                13,721        15,119          28,809         29,080

Operating loss                                                                  (2,091)       (5,112)         (4,692)        (3,051)

    Other (expense) income, net                                                    (47)          (19)           (151)           252
                                                                               -------       -------         -------        -------
Loss before income taxes                                                        (2,138)       (5,131)         (4,843)        (2,799)
    Benefit from income taxes                                                      791         1,921           1,792          1,435
                                                                               -------       -------        --------        -------
Net loss                                                                        (1,347)       (3,210)         (3,051)        (1,364)

Charges related to convertible preferred stock                                     517           468           1,032            935
                                                                               -------       -------        --------        --------
Net loss applicable to common stockholders                                     $(1,864)     $ (3,678)      $  (4,083)      $ (2,299)
                                                                               =======       =======        ========        ========
Loss per common share applicable to common stockholders:
      Basic                                                                    $ (0.18)     $  (0.36)      $   (0.40)      $  (0.23)
      Diluted                                                                  $ (0.18)     $  (0.36)      $   (0.40)      $  (0.23)

Weighted average number of common shares:
      Basic                                                                     10,340        10,216          10,332          9,850
      Diluted                                                                   10,340        10,216          10,332          9,850



              The accompanying notes are an integral part of these  condensed consolidated financial statements.


                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                               December 31,
In thousands                                                                              2002             2001
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $(3,051)         $(1,364)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
        Depreciation and amortization                                                      3,464            2,893
        Deferred income taxes                                                             (1,871)            (910)
        Inventory charges and severance costs                                                 -             3,772
        Impairment of intangible assets                                                    2,030               -
     Change in operating assets and liabilities:
         Accounts receivable                                                               3,327            3,539
         Inventories                                                                       4,556           (2,199)
         Other current and non-current assets                                                398             (174)
         Accounts payable, accrued expenses and other liabilities                         (4,392)          (7,752)
                                                                                         -------          -------
Net cash provided by (used in) operating activities                                        4,461           (2,195)
                                                                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (1,482)          (2,307)
     Purchase of intangible assets                                                        (2,010)             -
                                                                                         -------           ------
Net cash (used in) investing activities                                                   (3,492)          (2,307)
                                                                                         -------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings                                                                 (45)             (42)
     Proceeds from the issuance of common stock                                               -            23,231
     Proceeds from employee stock purchase and option plans                                  245              575
                                                                                         -------          -------
Net cash provided by financing activities                                                    200           23,764
                                                                                         -------          -------
Effect of exchange rate changes on cash                                                     (618)             135
                                                                                         -------          -------
     Net increase in cash and cash equivalents                                               551           19,397
     Cash and cash equivalents at beginning of the period                                 27,322           11,449
                                                                                         -------          -------
     Cash and cash equivalents at end of the period                                     $ 27,873         $ 30,846
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

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could differ from these estimates. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

2.   RESTRUCTURING

     During the first quarter of fiscal 2003, the Company adopted a plan to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. These new systems are projected to improve operating efficiencies and to further reduce the Company's headcount requirements by 38 employees or approximately 9.3% as compared to June 30, 2002. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses of $2.6 million; $0.2 million of which was recorded in Cost of sales and $2.4 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2002. As of December 31, 2002, $1.1 million of the total $2.6 million has been paid and $1.5 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related payments under this plan will be completed by the end of fiscal 2004.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or approximately 15% as compared to June 30, 2001. In connection with these workforce reductions, the Company recorded a $4.3 million charge ($0.7 million in Cost of sales and $3.6 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of December 31, 2002, $3.2 million of the total $4.1 million has been paid and $0.9 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related payments, including costs associated with the succession of the Company's Chief Executive Officer, will be completed by the end of the second quarter of fiscal 2004.

3.   DERIVATIVES

     The Company enters into foreign exchange forward contracts that are designated as fair value hedges to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are highly inversely correlated to the hedged items and are considered effective as hedges of the underlying assets and liabilities. The net gains or (losses) resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies were ($0.4) million and $29,000 for the six months ended December 31, 2002 and 2001, respectively, and are included in Other (expense) income, net in the Condensed Consolidated Statements of Operations. At December 31, 2002 and June 30, 2002, the Company had approximately $4.2 million and $12.8 million, respectively, of open foreign exchange forward contracts all with maturities of less than three months.

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

4.   COMPREHENSIVE (LOSS) INCOME

     For the three months ended December 31, 2002, the Company's comprehensive loss totaled ($0.2) million, compared to a comprehensive loss of ($4.4) million for the three months ended December 31, 2001. Comprehensive loss for the three months ended December 31, 2002 included foreign currency translation gains of $1.2 million. Comprehensive loss for the three months ended December 31, 2001 included foreign currency translation losses of ($1.0) million and unrealized losses on marketable equity securities classified as available for sale of ($0.1) million.

     For the six months ended December 31, 2002 the Company's comprehensive loss was ($2.1) million compared to a comprehensive loss of ($0.9) million for the six months ended December 31, 2001. Comprehensive loss for the six months ended December 31, 2002 included foreign currency translation gains of $0.9 million. Comprehensive loss for the six months ended December 31, 2001, included foreign currency translation gains of $1.2 million and an unrealized loss on marketable equity securities classified as available for sale of ($0.8) million.

     During the fourth quarter of fiscal 2002, the Company sold its remaining shares of marketable equity securities classified as available for sale. Cumulative foreign currency translation losses were ($2.8) million at December 31, 2002 and ($3.7) million at June 30, 2002.

5.   ACCOUNTS RECEIVABLE, NET

     During the second quarter of fiscal 2002, the Company entered into an agreement with one of its customers, who is also a vendor, in which it was granted the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At December 31, 2002 and June 30, 2002, the Company netted approximately $2.5 million and $4.8 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets.

6.   INVENTORIES, NET

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                   December 31,      June 30,
                                                       2002           2002
                                                       ----           ----
                                                            In thousands

      Raw materials............................. $     6,467        $   7,735
      Work in process...........................       5,175            5,571
      Finished goods............................      12,013           14,802
                                                 -----------        ---------
                                                 $    23,655        $  28,108
                                                 ===========        =========


     The value of demonstration units included in finished goods was $8.5 million and $7.5 million at December 31, 2002 and June 30, 2002, respectively.

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to Cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that were deemed to be in excess of forecasted requirements.

7.   OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                                  December 31,        June 30,
                                                     2002              2002
                                                     ----              ----
                                                           In thousands

      Deferred tax assets, net.................. $     4,817        $   8,700
      Other.....................................       3,505            2,957
                                                 -----------        ---------
                                                 $     8,322        $  11,657
                                                 ===========        =========

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

8.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                   December 31,        June 30,
                                                     2002                2002
                                                     ----                ----
                                                          In thousands

      Land and building......................... $    13,153      $    12,814
      Furniture, machinery and equipment........      32,988           31,556
      Computer software.........................       6,074            6,074
                                                 -----------      -----------
                                                      52,215           50,444
      Less: Accumulated depreciation and
      amortization .............................     (31,440)         (29,090)
                                                 -----------      -----------
                                                 $    20,775      $    21,354
                                                 ===========      ===========

     Depreciation and amortization expense related to property and equipment for the six month periods ended December 31, 2002 and 2001 was $2.3 million and $2.1 million, respectively.

9.  OTHER ASSETS

    Other assets consist of the following:

                                                 December 31,          June 30,
                                                     2002               2002
                                                     ----               ----
                                                           In thousands

      Intangibles, net.......................... $     5,578       $     6,707
      Deferred tax assets, net..................      10,514             4,760
      Goodwill..................................       1,574             1,574
      Other.....................................       1,426             1,413
                                                 -----------       -----------
                                                 $    19,092       $    14,454
                                                 ===========       ===========

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

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

                                                  December 31,          June 30,
                                                      2002                2002
                                                      ----                ----
                                                              In thousands
    Intangible assets:

    Amortized intangible assets:
      Technology, manufacturing and distribution rights..$ 10,251      $ 10,332
      Patents and other intangible assets................     201           201
      Effect of currency translation on intangible assets     178           162
      Accumulated amortization...........................  (5,052)       (3,988)
                                                         --------      --------
    Net carrying amount..................................$  5,578      $  6,707
                                                         ========      ========
    Non-amortized intangible assets:
      Goodwill...........................................$  1,574      $  1,574
                                                         ========      ========

                               LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

     During the second quarter of fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a future royalty payment, both of which are recorded in Cost of sales. The impairment resulted from the Company's strategic decision to exit certain older product lines and to make significant changes to its manufacturing strategy to further improve operating efficiency. This reduction to Other assets for the impairment of technology, manufacturing and distribution rights was substantially offset by the purchase of a new $2.0 million technology license recorded in Other assets in the Condensed Consolidated Balance Sheet.

     Amortization expense for those intangible assets with finite lives was $1.1 million and $0.7 million for the six months ended December 31, 2002 and 2001, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. The Company estimates amortization expense on a straight-line basis during the years ending in fiscal 2003 through 2008 will approximate $2.0 million, $1.5 million, $1.7 million, $0.4 million, $0.4 million and $0.4 million, respectively.

10.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                        December 31,    June 30,
                                                             2002        2002
                                                             ----        ----
                                                               In thousands

      Compensation and benefits.........................$   4,909    $   5,348
      Income taxes......................................    2,475        2,634
      Deferred license fee revenue......................    1,296        1,296
      Warranty..........................................    1,235        1,247
      Retained liabilities from discontinued operations.    1,046        1,474
      Other.............................................    3,453        2,948
                                                        ---------     --------
                                                        $  14,414    $  14,947
                                                        =========     ========

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

12.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at December 31, 2002 was $14.9 million.

                              LeCROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

13.  REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $0.6 million for the three and six months ended December 31, 2002 and 2001, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of December 31, 2002, the remaining balance of pre-tax deferred license fee revenue was $3.9 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

14.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

      In October 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is to be effective for the Company's fiscal year 2004. Management believes the adoption of the provisions of this issue will not have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management believes the adoption of SFAS No. 148 will not have a material effect on the Company's financial position or results of operations.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using its core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, the Company develops, manufactures and sells signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including computer / semi-conductor, data storage, communications and automotive. The Company also produces modular digitizers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2002 and 2001.



                                                                                   Three Months Ended      Six Months Ended
                                                                                      December 31,           December 31,
                                                                                  2002          2001       2002         2001
                                                                                  ----          ----   -   ----     -   ----
Revenues:

   Digital oscilloscopes and related products.................................     91.5%         91.2%      90.8%       90.4%
   High-energy physics products...............................................       -            1.0         -          2.4
   Service and other..........................................................      8.5           7.8        9.2         7.2
                                                                                -------      --------    -------     -------
     Total revenues...........................................................    100.0         100.0      100.0       100.0

Costof sales (included in Q2 of FY`03 is $2.3 million (8.6% of sales) of asset impairment charges, and in Q2 of FY`02 is $3.6 million (12.7% of sales) of inventory charges; included in the six months of FY`03 is $2.3 million (4.4%
    of sales) of asset impairment charges and $0.2 million (0.4%
    of sales) of severance, and in the six months of FY`02 is $3.6 million
    (6.1% of sales) of inventory charges)......................................    56.3          64.7       53.3        56.0
                                                                                -------      --------    -------     -------
      Gross profit............................................................     43.7          35.3       46.7        44.0

Operating expenses:
   Selling, general and administrative (included in Q2 of FY`02 is $1.9 million of severance (6.8% of sales); included in the six months of FY`03 and FY`02 is $2.4 million (4.8% of sales) and $1.9 million (3.3% of
    sales) of severance, respectively)........................................     35.1          39.8       39.6        35.2
   Research and development...................................................     16.4          13.5       16.2        14.0
                                                                                 ------       -------     ------     -------
     Total operating expenses.................................................     51.5          53.3       55.8        49.2

Operating loss................................................................     (7.8)        (18.0)      (9.1)       (5.2)

     Other (expense) income, net..............................................     (0.2)         (0.1)      (0.3)        0.5
                                                                                 ------       -------     ------      ------
Loss before income taxes......................................................     (8.0)        (18.1)      (9.4)       (4.7)
     Benefit from income taxes................................................     (2.9)         (6.8)      (3.5)       (2.4)
                                                                                 ------       -------     ------      ------
Net loss......................................................................     (5.1)%       (11.3)%     (5.9)%      (2.3)%
                                                                                 ======       =======     ======      ======

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Total revenues were $26.6 million in the second quarter of fiscal 2003, compared to $28.4 million in the second quarter of fiscal 2002, a decrease of 6.1%, or $1.7 million. This decrease was primarily due to lower sales from discontinued product lines and lower component sales in the second quarter of fiscal 2003 as compared to the same quarter in fiscal 2002 as well as the shipment of a large United States Government order in the second quarter of fiscal 2002. These negative impacts were partially offset by sales of the Company's new high-end WaveMaster(TM) product line of digital oscilloscopes launched in the third quarter of fiscal 2002 and an increase in sales in the Waverunner(TM) product line in the second quarter of fiscal 2003.

      Gross margin was 43.7% in the second quarter of fiscal 2003 compared to 35.3% in the same period in fiscal 2002. Included in Cost of sales in the second quarter of fiscal 2003 was a $2.3 million (8.6% of sales) charge for the write-off of impaired assets resulting from the Company's decision to exit certain product lines and to make a significant change in its manufacturing strategy. In the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million (12.7% of sales) through a charge to Cost of sales to write-down inventory associated with discontinued product lines and inventory levels considered to be in excess of forecasted requirements. Excluding these charges, pro forma gross margin was 52.3% in the second quarter of fiscal 2003 compared to 48.0% in the same period in fiscal 2002. The increase resulted from favorable margins on the Company's new high-end WaveMaster product line of digital oscilloscopes launched in the third quarter of fiscal 2002, more favorable product margins on the existing base of products due to increased operational efficiency in the second quarter of fiscal 2003, and a lower-margin shipment of a large United States Government order in the second quarter of fiscal 2002.

     Selling, general and administrative expense was $9.4 million in the second quarter of fiscal 2003 compared to $11.3 million in the same period in fiscal 2002. Included in Selling, general and administrative expense in the second quarter of fiscal 2002 was a $1.9 million (6.8% of sales) charge for severance expense, including costs associated with the succession of the Company's Chief Executive Officer. Excluding that charge, pro forma Selling, general and administrative expense in the second quarter of fiscal 2002 was $9.4 million, virtually flat compared to the second quarter of fiscal 2003. As a percentage of sales, pro forma Selling general and administrative expense, excluding $1.9 million (6.8% of sales) in severance charges in the second quarter of fiscal 2002, increased from 33.0% in the second quarter of fiscal 2002 to 35.1% in the second quarter of fiscal 2003. This increase as a percentage of sales was primarily due to the inability to leverage the costs of fixed infrastructure over the lower sales base and an increase in fixed selling costs as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the Company's direct sales force.

     Research and development expense was $4.4 million in the second quarter of fiscal 2003, compared to $3.8 million in the second quarter of fiscal 2002, an increase of 13.9% or $0.5 million. The increase was primarily due to the timing of certain research and development expenses. As a percentage of sales, Research and development expense increased from 13.5% in the second quarter fiscal 2002 to 16.4% in the second quarter of fiscal 2003. This increase as a percentage of sales was primarily due to the inability to fully leverage expenses over the lower sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of ($47,000) in the second quarter of fiscal 2003, compared to an expense of ($19,000) in the second quarter of fiscal 2002. This increase is primarily due to lower net interest income earned on the Company's cash balances.

     The Company's effective tax rate was 37.0% in the second quarter of fiscal 2003, compared to 37.4% in the second quarter of fiscal 2002.

     Charges related to convertible preferred stock, the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, was $0.5 million in the second quarter of fiscal 2003 and 2002.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Total revenues were $51.6 million in the six months ended December 31, 2002, compared to $59.1 million in the six months ended December 31, 2001, a decrease of 12.7%, or $7.5 million. This decrease was primarily due to the continuing impact of the current difficult economic environment, lower sales from discontinued product lines, and lower component sales, as well as the shipment of a large United States Government order in the in the second quarter of fiscal 2002. These negative impacts were partially offset by sales of the Company's new high-end WaveMaster product line of digital oscilloscopes launched in the third quarter of fiscal 2002.

     Gross margin was 46.7% in the six months ended December 31, 2002 compared to 44.0% in the same period in fiscal 2002. Included in Cost of sales in the six months ended December 31, 2002 was a $2.3 million (4.4% of sales) charge for the write-off of impaired assets resulting from the Company's decision to exit certain product lines and to make a significant change in its manufacturing strategy and $0.2 million (0.4% of sales) of severance charges. In the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million (6.1% of sales) through a charge to Cost of sales to write-down inventory associated with discontinued product lines and inventory levels considered to be in excess of forecasted requirements. Excluding these charges, pro forma gross margin was 51.5% in the six months ended December 31, 2002 compared to 50.1% in the same period in fiscal 2002. The increase resulted from favorable margins on the Company's new high-end WaveMaster product line of digital oscilloscopes launched in the third quarter of fiscal 2002, more favorable product margins on the existing base of products due to increased operational efficiencies in fiscal 2003, and a lower-margin shipment of a large United States Government order in the six months ended December 31, 2001.
                                       12

     Selling, general and administrative expense was $20.5 million for the six months ended December 31, 2002 compared to $20.8 million in the same period in fiscal 2002. Included in Selling, general and administrative expense in the six months ended December 31, 2002 was a $2.4 million (4.8% of sales) charge for severance expense. Included in Selling, general and administrative expense in the six months ended December 31, 2001 was a $1.9 million (3.3% of sales) charge for severance expense, including costs associated with the succession of the Company's Chief Executive Officer. Excluding that charge, pro forma Selling, general and administrative for the six months ended December 31, 2002 was $18.1 million, compared to $18.9 million for the six months ended December 31, 2001, a decrease of 4.2%, or $0.8 million. As a percentage of sales, pro forma Selling general and administrative expense, excluding the severance charges, increased from 31.9% in the six months ended December 31, 2001 to 34.8% in the six months ended December 31, 2002. This increase as a percentage of sales was primarily due to the inability to leverage the costs of fixed infrastructure over the lower sales base and an increase in fixed selling costs as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the Company's direct sales force.

     Research and development expense for the six months ended December 31, 2002 was $8.3 million, virtually flat compared to the same period in fiscal 2002. As a percentage of sales, Research and development expense increased from 14.0% for the six months ended December 31, 2001 to 16.2% for the six months ended December 31, 2002. This increase as a percentage of sales was primarily due to the inability to fully leverage expenses over the lower sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of ($0.2) million for the six months ended December 31, 2002, compared to income of $0.3 million for the six months ended December 31, 2001. This decrease is primarily due to foreign exchange losses on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries and lower net interest income earned on the Company's cash balances.

     The Company's effective tax rate was 37.0% for the six months ended December 31, 2002, compared to 51.3% for the six months ended December 31, 2001. The effective tax rate for the six months ended December 31, 2001 was based on an estimated annual effective tax rate of approximately 37.0%, increased by the release of a $0.4 million tax reserve related to a favorable audit settlement in the first quarter of fiscal 2002.

     Charges related to convertible preferred stock, the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, was $1.0 million in the six months ended December 31, 2002 and 2001.

RESTRUCTURING

     During the first quarter of fiscal 2003, the Company adopted a plan to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. These new systems are projected to improve operating efficiencies and to further reduce the Company's headcount requirements by 38 employees or approximately 9.3% as compared to June 30, 2002. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses of $2.6 million; $0.2 million of which was recorded in Cost of sales and $2.4 million recorded in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2002. As of December 31, 2002, $1.1 million of the total $2.6 million has been paid and $1.5 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related payments under this plan will be completed by the end of fiscal 2004.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or approximately 15% as compared to June 30, 2001. In connection with these workforce reductions, the Company recorded a $4.3 million charge ($0.7 million in Cost of sales and $3.6 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of December 31, 2002, $3.2 million of the total $4.1 million has been paid and $0.9 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related payments, including costs associated with the succession of the Company's Chief Executive Officer, will be completed by the end of the second quarter of fiscal 2004.

LIQUIDITY AND CAPITAL COMMITMENTS

     Working capital was $57.1 million at December 31, 2002, which represented a working capital ratio of 3.4 to 1, compared to $63.3 million, or 3.3 to 1 at June 30, 2002.

     Net cash provided by (used in) operating activities for the six months ended December 31, 2002 was $4.5 million compared with ($2.2) million for the comparable period in the prior year. The increase in net cash provided by operating activities was primarily due to reductions in inventory of $4.6 million due to increased operating efficiencies and in accounts receivable of $3.3 million resulting partly from enhanced collections activity and partly from lower sales volume. These benefits to operating cash flows during the six months ended December 31, 2002 were partially offset by a $4.4 million reduction in accounts payable, accrued expenses and other liabilities resulting from severance payments of $2.8 million and a $1.0 million payment related to a $4.0 million technology license purchased in the fourth quarter of fiscal 2002. For the corresponding period in the prior year, net cash used in operating activities reflects the reduction in accounts payable, accrued expenses and other liabilities of $7.8 million, which primarily consisted of $2.4 million of payments on retained discontinued operations liabilities, payment of prior year incentive compensation, severance payments and a reduction in accounts payable levels.

     Net cash (used in) investing activities for the six months ended December 31, 2002 was ($3.5) million, compared with ($2.3) million for the comparable period for the prior year. This increase in net cash used in investing activities was primarily due to a $2.0 million acquisition of a technology license partially offset by a $0.8 million reduction in capital expenditures.

     Net cash provided by financing activities for the six months ended December 31, 2002 was $0.2 million, compared with $23.8 million for the comparable period for the prior year. The decrease in cash provided by financing activities was primarily due to net proceeds of $23.2 million raised from a private equity placement in August 2001.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of December 31, 2002, there were no borrowings outstanding under this line of credit.

     On June 12, 2000, the Company secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of December 31, 2002, the Company had $0.3 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.2 million in Other non-current liabilities on the Condensed Consolidated Balance Sheet. The outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150 million yen ($1.3 million as of December 31, 2002). No amounts were outstanding under such facilities as of December 30, 2002.

     The Company has operating leases covering plant, certain office facilities and equipment that expire at various dates through 2012. Future minimum annual lease payments required during the years ending in fiscal 2004 through 2008 and later years, under noncancelable operating leases having an original term of more than one year, are $1.6 million, $1.1 million, $0.9 million, $0.6 million and $1.6 million, respectively. Future minimum lease payments of $1.0 million are required for the second half of fiscal 2003.

     As of December 31, 2002, the Company has two technology license agreements, under which it is unconditionally committed to pay $1.3 million, $0.5 million and $0.3 million in fiscal 2003, 2004 and 2005, respectively.

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

      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 which includes a description of the Company's critical accounting policies involving significant judgment by the Company's management. In particular, judgment is used in areas such as the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets and estimation of warranty. There have been no changes in the Company's critical accounting policies since June 30, 2002.

REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $0.6 million for the three and six months ended December 31, 2002 and 2001, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of December 31, 2002, the remaining balance of pre-tax deferred license fee revenue was $3.9 million. The Company has not entered into an agreement in which it has recognized license fee revenue since the third quarter of fiscal 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

      In October 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is to be effective for the Company's fiscal year 2004. Management believes the adoption of the provisions of this issue will not have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management believes the adoption of SFAS No. 148 will not have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

     This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: the effect of economic conditions, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product sales and mix; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; inventory risks due to changes in market demand or the Company's business strategies; currency fluctuations; risks due to an interruption in supply or an increase in price for the Company's parts, components and subassemblies; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those discussed in the section entitled "Risk Factors" in the Form S-3 Registration Statement No. 333-64848.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

     Included in this Form 10-Q are a number of important risk factors and uncertainties that should be considered by stockholders and by potential investors in the Company. Also, readers should carefully review the Company's reports filed with the Securities and Exchange Commission and press releases, specifically, those sections entitled "Risk Factors" in the Form S-3 Registration Statement No. 333-64848.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases materials from suppliers and sells its products around the world and maintains investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, it is exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to the Company of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, the European monetary unit, Swiss franc, British pound, Japanese yen, Korean won and Singapore dollar.

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs and it has no plans to do so in the near term. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the three months ended December 31, 2002 and 2001, the Company reported foreign currency exchange (losses) gains on assets or liabilities denominated in other than their functional currencies and related foreign exchange forward contracts of ($0.4) million and $29,000, respectively. At December 31, 2002 and June 30, 2002, the Company had approximately $4.2 million and $12.8 million, respectively, of open foreign exchange forward contracts all with maturities of less than three months.

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

      The Company is exposed to adverse changes in interest rates primarily in its investment in cash and cash equivalents. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's results of operations during the second quarter of fiscal 2003.

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

                               LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on October 30, 2002. The following matter was voted upon by common and preferred stockholders at the meeting as follows:

      Election of three Class I Directors,
           each for a three-year term               For             Withheld           Broker Non-Votes
          ----------------------------              ---             --------           ----------------

     Charles A. Dickinson                        10,038,249         436,992                   *
     Lutz P. Henckels                             9,921,398         553,843                   *
     Peter H. Kamin                              10,171,252         303,989                   *
* Not applicable.


         The Company's proposal to approve the amendment and restatement of the Company's 1993 Stock Incentive Plan (the "Plan"), which would extend the termination date of the Plan from January 4, 2003 to January 4, 2008, was withdrawn from consideration by the Board of Directors and not voted on by the stockholders at the meeting. Accordingly, the Plan expired on January 4, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a)        Exhibits

10.42 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann.

99.1             Chief Executive Officer  certification  pursuant to
                 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b)        Reports on Form 8-K

                 The Company filed a Form 8-K, dated November 27, 2002, to report the Board of Directors decision to end the engagement of Ernst & Young LLP as the Company's independent public accountants, and authorized the engagement of KPMG LLP to serve as the Company's independent public accountants for the fiscal year ending June 30, 2003.

                 The Company filed a Form 8-K, dated January 6, 2003, to report that Scott D. Kantor has been named Vice President, Finance and Chief Financial Officer effective February 1, 2003. Mr. Kantor succeeds Raymond F. Kunzmann, who will remain as a consultant to the Company.

                 The Company filed a Form 8-K, dated January 16, 2003, reporting under Item 5 "Other Events" and under Item 7 "Financial Statements and Exhibits" the Company's earnings for the three and six months ended December 31, 2002.

                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LECROY CORPORATION

Date:  February 7, 2003

                               /s/ Scott D. Kantor
                               ------------------------------------------
                               Vice President and Chief Financial Officer,
                               Secretary and Treasurer

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

         /s/ Thomas H. Reslewic
         ----------------------
         Thomas H. Reslewic
         Chief Executive Officer
         February 7, 2003

  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott D. Kantor, Chief Financial Officer, certify that:

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

         /s/ Scott D. Kantor
         -------------------
         Scott D. Kantor
         Chief Financial Officer
         February 7, 2003