Form 10-Q
period 2003-03-31
LECROY CORP
filed 2003-05-12
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                                YES X       NO
                                    ------    --------

Indicate by check mark ("X") whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES X       NO
                                    ------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT APRIL 28, 2003
              -----                           -----------------------------
 Common stock, par value $.01 share                  10,349,145

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:


             Condensed Consolidated Balance Sheets
             as of March 31, 2003 (Unaudited) and June 30, 2002                3

             Condensed Consolidated Statements of Operations (Unaudited)
             for the Three and Nine Months ended March 31, 2003 and 2002       4

             Condensed Consolidated Statements of Cash Flows (Unaudited)       5
             for the Nine Months ended March 31, 2003 and 2002

             Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2.      Management's Discussion and Analysis of Financial Condition
             Results of Operation and                                         13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.      Controls and Procedures                                          19

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                20

Item 6.      Exhibits and Reports on Form 8-K                                 20

             Signature
                                                                              20
             Certifications Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                                       21

Exhibit 99   Certifications Pursuant to Section 906 of
             the Sarbanes-Oxley Act Of 2002                                   23



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,           June 30,
In thousands, except par value and share data                                          2003                2002
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                        $  27,426        $   27,322
     Accounts receivable, net                                                            18,900            23,880
     Inventories, net                                                                    25,791            28,108
     Other current assets                                                                10,668            11,873
                                                                                     ----------       -----------
             Total current assets                                                        82,785            91,183

Property and equipment, net                                                              20,390            21,354
Other assets                                                                             17,702            14,454
                                                                                     ----------       -----------
TOTAL ASSETS                                                                         $  120,877        $  126,991
                                                                                     ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $  10,705        $   12,971
     Accrued expenses and other liabilities                                              13,045            14,947
                                                                                     ----------        ----------
             Total current liabilities                                                   23,750            27,918

Deferred revenue and other non-current liabilities                                        3,386             4,302
                                                                                     ----------       -----------
             Total liabilities                                                           27,136            32,220

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value, $15,314 and
   $14,049 as of March 31, 2003 and June 30, 2002, respectively)                         14,816            13,266

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares; 10,349,145 and
          10,323,071 shares issued and outstanding as of
          March 31, 2003 and June 30, 2002, respectively)                                   103               103
      Additional paid-in capital                                                         80,015            81,279
      Warrants to purchase common stock                                                   2,165             2,165
      Accumulated other comprehensive loss                                               (2,481)           (3,695)
      Retained earnings (deficit)                                                          (877)            1,653
                                                                                     ----------       -----------
             Total stockholders' equity                                                  78,925            81,505
                                                                                     ----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  120,877         $ 126,991
                                                                                     ==========       ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended                 Nine months ended
                                                                             March 31,                         March 31,
In thousands, except per share data                                    2003            2002               2003            2002
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Digital oscilloscopes and related products                     $   21,009     $    21,333          $   67,864     $    74,813
    High-energy physics products                                            -              31                   -           1,419
    Service and other                                                   5,527           2,244              10,300           6,514
                                                                   ----------     -----------          ----------      ----------
        Total revenues                                                 26,536          23,608              78,164          82,746

Cost of sales (included in Q3 of FY`02 is $616 of
   severance; included in the nine months of FY`03 is
   $2,280 of intangible asset impairment charges and
   $204 of severance, and in the nine months of FY`02
   is $3,601 of inventory charges and $986 of severance)               11,478          12,409              38,989          45,518
                                                                   ----------     -----------          ----------      ----------
            Gross profit                                               15,058          11,199              39,175          37,228

Operating expenses:
    Selling, general and administrative (included in Q3
      of FY`02 is $1,348 of severance; included in the nine
      months of FY`03 and FY`02 is $1,921 and $2,906 of
      severance, respectively)                                          9,552           9,712              29,484          30,511
    Research and development(included in the nine months
      of FY'03 is $529 of severance)                                    4,667           5,390              13,544          13,671
                                                                   ----------     -----------          ----------      ----------
        Total operating expenses                                       14,219          15,102              43,028          44,182

Operating income (loss)                                                   839          (3,903)             (3,853)         (6,954)


    Other (expense) income, net                                           (10)           (397)               (161)           (144)
                                                                   ----------     -----------          ----------      ----------
Income (loss) before income taxes                                         829          (4,300)             (4,014)         (7,098)
    Provision for (benefit from) income taxes                             307          (1,591)             (1,485)         (3,026)
                                                                   ----------     -----------          ----------      ----------
Net income (loss)                                                         522          (2,709)             (2,529)         (4,072)


Charges related to convertible preferred stock                            518            469                1,550           1,404
                                                                   ----------     -----------          ----------      ----------
Net income (loss) applicable to common stockholders                $        4     $    (3,178)         $   (4,079)     $   (5,476)
                                                                   ==========     ===========          ==========      ==========


Income (loss) per common share applicable to common stockholders:
      Basic                                                        $    -         $     (0.31)         $    (0.39)     $    (0.55)
      Diluted                                                      $    -         $     (0.31)         $    (0.39)     $    (0.55)


Weighted average number of common shares:
      Basic                                                            10,348          10,233              10,337           9,976
      Diluted                                                          10,404          10,233              10,337           9,976



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                                 March 31,
In thousands                                                                              2003             2002
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(2,529)            $(4,072)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
        Depreciation and amortization                                                   4,949               4,459
        Deferred income taxes                                                          (1,871)             (2,999)
        Inventory and severance charges                                                    -                3,772
        Impairment of intangible assets                                                 2,030                 -
        Impairment of marketable securities                                                -                  492
        Recognition of deferred license revenue                                          (972)               (972)
     Change in operating assets and liabilities
        Accounts receivable                                                             4,195               6,603
        Inventories                                                                     2,088              (4,042)
        Other current and non-current assets                                             (314)                (26)
        Accounts payable, accrued expenses and other liabilities                       (4,787)             (9,785)
                                                                                     --------            --------
Net cash provided by (used in) operating activities                                     2,789              (6,570)
                                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (2,032)             (2,920)
     Purchase of intangible assets                                                     (1,260)                -
                                                                                     --------           ---------
Net cash used in investing activities                                                  (3,292)             (2,920)
                                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings                                                              (62)                (61)
     Proceeds from the issuance of common stock                                             -              23,182
     Proceeds from employee stock purchase and option plans                               259                 684
                                                                                      -------             -------
Net cash provided by financing activities                                                 197              23,805
                                                                                      -------             -------
Effect of exchange rate changes on cash                                                   410                 282
                                                                                      -------             -------
     Net increase in cash and cash equivalents                                            104              14,597
     Cash and cash equivalents at beginning of the period                              27,322              11,449
                                                                                      -------             -------
     Cash and cash equivalents at end of the period                                  $ 27,426            $ 26,046
                                                                                     ========            ========


Supplemental Cash Flow Disclosure
     Cash paid during the period for:
           Interest                                                                    $   74            $    109
           Income taxes                                                                   514                 578

Non-cash investing and financing activities:
      Acquisition of distributor in exchange for amounts
         due to the company                                                               300                  -

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

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could differ from these estimates. In addition, certain information and footnote disclosures normally included in financial statements have been condensed or omitted as permitted by accounting principles generally accepted in the United States.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

2.       STOCK PLANS AND AWARDS

     LeCroy accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for the stock option plans is reflected in the Company's Condensed Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to Stockholders' Equity and amortized to expense over the requisite vesting periods.

     The following table illustrates the effect on net income (loss) and net income (loss) per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") No. 123, "Accounting for Stock-based Compensation," for the three and nine months ended March 31, 2003 and 2002.

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              MARCH 31,                            MARCH 31,
 In thousands, except per share amounts                 2003             2002                2003           2002
                                                        ----             ----                ----           ----

 Net income (loss), as reported                   $         522      $    (2,709)     $    (2,529)   $     (4,072)
 Add: stock-based compensation expense included
   in reported net income, net of tax                        10               15               29              80
 Deduct: stock-based compensation expense
   determined under fair value based method for
   all awards, net of tax                                  (550)            (907)          (1,546)         (2,551)
                                                   ------------     ------------     ------------      ----------
 Net income (loss), pro forma                               (18)          (3,601)          (4,046)         (6,543)

 Charges related to convertible preferred stock             518              469            1,550           1,404
                                                   ------------     ------------     ------------      ----------
 Net income (loss) applicable to common
   stockholders, pro forma                        $        (536)   $      (4,070)     $    (5,596)   $     (7,947)
                                                   ============     ============     ============      ==========

 Income (loss) per common share applicable to common stockholders:

         Basic and Diluted, as reported           $          -      $    (0.31)      $      (0.39)   $      (0.55)
         Basic and Diluted, pro forma             $       (0.05)    $    (0.40)      $      (0.54)   $      (0.80)


                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

3.       RESTRUCTURING

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million; $0.2 million of which was recorded in Cost of sales, $1.9 million recorded in Selling, general and administrative expense and $0.5 million recorded in Research and Development in the Condensed Consolidated Statement of Operations. The plan implemented during fiscal 2003 resulted in improved operating efficiencies and reduced the Company's headcount by 38 employees or approximately 9.3% as compared to June 30, 2002. As of March 31, 2003, $1.3 million of the total $2.6 million has been paid and $1.3 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of fiscal 2004.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or approximately 15% as compared to June 30, 2001. In connection with these workforce reductions, the Company recorded a $4.2 million charge ($1.0 million in Cost of sales and $3.2 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of March 31, 2003, $3.6 million of the total $4.1 million has been paid and $0.5 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts, including costs associated with the succession of the Company's Chief Executive Officer, will be paid by the end of the second quarter of fiscal 2004.

4.       DERIVATIVES

     The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are highly inversely correlated to the hedged items and are considered effective economic hedges of the underlying assets and liabilities. The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were ($0.4) million and $42,000 for the nine months ended March 31, 2003 and 2002, respectively, and are included in Other (expense) income, net in the Condensed Consolidated Statements of Operations. At March 31, 2003 and June 30, 2002, the Company had approximately $4.5 million and $12.8 million, respectively, of open foreign exchange forward contracts all with maturities of less than three months.

5.       COMPREHENSIVE INCOME (LOSS)

     The following table presents the components of comprehensive income (loss):

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
In thousands                                                          MARCH 31,                       MARCH 31,
                                                                  2003             2002          2003          2002
                                                                  ----             ----          ----          ----
Net income (loss)........................................     $     522       $  (2,709)      $ (2,529)     $ (4,072)
    Cumulative unrealized foreign currency
        translation gains................................           301              85          1,214         1,310
    Reversal of cumulative unrealized gain on marketable
        securities.......................................             -               -              -          (360)
    Reclassification adjustment for loss
        realized on impairment of marketable
        securities.......................................             -             394              -            -
                                                              ---------       ----------     ----------     --------
Comprehensive income (loss)..............................     $     823       $  (2,230)      $  (1,315)     $(3,122)
                                                              =========       ==========     ==========     ========


     During the third quarter of fiscal 2002, the Company recorded a $0.4 million loss on the impairment of marketable equity securities classified as available for sale ("marketable securities").

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

6.       ACCOUNTS RECEIVABLE, NET

     During the second quarter of fiscal 2002, the Company entered into an agreement with one of its customers, who is also a vendor, in which it was granted the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. For the nine months ended March 31, 2003 and 2002, the Company netted approximately $1.5 million and $4.2 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets.

7.       INVENTORIES, NET

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                                                                   MARCH 31,          JUNE 30,
                                                                     2002               2003
                                                                   ---------          --------
                                                                         IN THOUSANDS
     Raw materials.......................................       $     6,500         $   7,735
     Work in process.....................................             4,704             5,571
     Finished goods......................................            14,587            14,802
                                                                -----------         ---------
                                                                $    25,791         $  28,108
                                                                ===========         =========

     The value of demonstration units included in finished goods was $9.2 million and $7.5 million at March 31, 2003 and June 30, 2002, respectively.

     During the second quarter of fiscal 2002, the Company increased its allowance for excess and obsolete inventory by $3.6 million through a charge to Cost of sales. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that were deemed to be in excess of forecasted requirements.

8.         OTHER CURRENT ASSETS

     Other current assets consist of the following:


                                                                   MARCH 31,          JUNE 30,
                                                                     2002               2003
                                                                   ---------          --------
                                                                           IN THOUSANDS
     Deferred tax assets, net............................       $     6,010        $    8,700
     Other...............................................             4,658             3,173
                                                                -----------        ----------
                                                                $    10,668        $   11,873
                                                                ===========        ==========


9.          PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                   MARCH 31,          JUNE 30,
                                                                     2002               2003
                                                                   ---------          --------
                                                                         IN THOUSANDS
     Land and building...................................       $    13,384       $    12,814
     Furniture, machinery and equipment..................            33,523            31,556
     Computer software...................................             6,074             6,074
                                                                -----------       -----------
                                                                     52,981            50,444
     Less:  Accumulated depreciation and amortization....           (32,591)          (29,090)
                                                                ------------      -----------
                                                                $    20,390       $    21,354
                                                                ===========       ===========

     Depreciation and amortization expense related to property and equipment for the nine month periods ended March 31, 2003 and 2002 was $3.4 million and $3.1 million, respectively.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

10.      OTHER ASSETS

     Other assets consist of the following:

                                                                 MARCH 31,           JUNE 30,
                                                                   2003               2002
                                                                   ----               ----
                                                                        IN THOUSANDS
     Intangibles, net....................................       $     5,145       $     6,707
     Deferred tax assets, net............................             9,321             4,760
     Goodwill............................................             1,874             1,574
     Other...............................................             1,362             1,413
                                                                -----------       -----------
                                                                $    17,702       $    14,454
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

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

                                                                   MARCH 31,          JUNE 30,
                                                                      2003             2002
                                                                      ----             ----
                                                                            IN THOUSANDS
  Intangible assets:

  Amortized intangible assets:

     Technology, manufacturing and distribution rights.....      $    8,819       $    10,332
     Patents and other intangible assets...................             201               201
     Effect of currency translation on intangible assets...              42               162
     Accumulated amortization..............................          (3,917)           (3,988)
                                                                -----------       -----------
   Net carrying amount.....................................     $     5,145       $     6,707
                                                                ===========       ===========
  Non-amortized intangible assets:
      Goodwill.............................................     $     1,874        $    1,574
                                                                ===========       ===========


     During the second quarter of fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a future royalty payment, both of which are recorded in Cost of sales. The impairment resulted from the Company's strategic decision to exit certain older product lines and to make significant changes to its manufacturing strategy to further improve operating efficiency. This reduction to Other assets for the impairment of technology, manufacturing and distribution rights along with the retirement of fully amortized assets was partially offset by the purchase of a new $2.0 million technology license recorded in Other assets in the Condensed Consolidated Balance Sheet. As of March 31, 2003, the Company has paid $1.3 million for the technology license. During the third quarter of fiscal 2003, the Company acquired a former distributor in Singapore for $0.3 million and the preliminary purchase price allocation resulted in $0.3 million of goodwill.

     Amortization expense for those intangible assets with finite lives was $1.5 million and $1.1 million for the nine months ended March 31, 2003 and 2002, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. The Company estimates amortization expense on a straight-line basis during the years ending in fiscal 2003 through 2008 will approximate $2.0 million, $1.5 million, $1.7 million, $0.4 million, $0.4 million and $0.4 million, respectively.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

11.      ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                MARCH 31,           JUNE 30,
                                                                  2003                2002
                                                                 ------              ------
                                                                          IN THOUSANDS
     Compensation and benefits...........................       $     4,376       $     5,348
     Income taxes........................................             2,432             2,634
     Deferred license fee revenue........................             1,296             1,296
     Warranty............................................             1,233             1,247
     Retained liabilities from discontinued operations...               855             1,474
     Other...............................................             2,853             2,948
                                                                -----------       -----------
                                                                $    13,045       $    14,947
                                                                ===========       ===========

12.      WARRANTIES

     The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with FASB No. 5, "Accounting for Contingencies," such that an accrual is made when it is estimable and probable. These estimates are derived from historical data of product reliability. The expected failure is arrived at in terms of units, which are then converted into labor hours and an average fully burdened cost per hour is applied to the number of failure hours to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and takes action to improve the quality of its products and minimize its warranty exposure. The following table is a reconciliation of the changes in the Company's aggregate product warranty liability for the reporting period.

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
In thousands                                                          MARCH 31,                       MARCH 31,
                                                                  2003             2002          2003            2002
                                                                  ----             ----          ----            ----
     Balance at beginning of period......................     $   1,235       $   1,286        $  1,247       $ 1,529
       Accruals for warranties issued during the period..           280             320             897           662
       Warranty costs incurred during the period.........          (282)           (332)           (911)         (917)
                                                              ----------      ----------       ---------      --------
     Balance at end of period............................     $   1,233       $   1,274        $  1,233       $ 1,274
                                                              ==========      ==========       =========      ========

     In connection with the agreement to license the Company's MAUI(TM) Instrument Operating System technology during the third quarter of fiscal 2003, the Company agreed to indemnify the purchaser for defense, settlement, or payment of a judgment for intellectual property claims related to the license agreement. As of March 31, 2003, there have been no claims under such indemnification provisions.

     As is customary in the test and measurement industry, and as provided for in local law in the U.S. and other jurisdictions, the Company's standard terms of sale provide remedies to customers, such as defense, settlement, or payment of a judgment for intellectual property claims related to the use of the Company's products. Based on the Company's experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

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

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

14.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at March 31, 2003 was $15.3 million.

15.      REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $1.0 million for the three and nine months ended March 31, 2003 and 2002, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2003, the remaining balance of pre-tax deferred license fee revenue was $3.6 million.

     The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9 ("SOP 98-9"). Revenue from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). The Company has analyzed all of the elements and determined that it has sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support. In accordance with SOP 97-2, the Company recognized $3.0 million of revenue for the perpetual license of the Company's MAUI Instrument Operating System technology in the third quarter of fiscal 2003. Maintenance fees included in the license agreement will be recognized as services are performed beginning the fourth quarter of fiscal 2003.

16.      RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

      In October 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is to be effective for the Company's fiscal year 2004. Management believes the adoption of EITF Issue No. 00-21 will not have a material effect on the Company's consolidated financial statements.

      In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"). Fin 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and does not apply to product warranties or to guarantees accounted for as derivatives. Fin 45 also requires enhanced disclosures of product warranties (see note 12). The recognition provisions of Fin 45 apply to guarantees issued or modified after December 31, 2002 and will not have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation set forth in SFAS No. 123. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the interim disclosure provisions in the current period (see note 2). The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to standards they are currently deliberating. Management continues to closely monitor the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

17.      SUBSEQUENT EVENTS

      In April 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility. The Company estimates that the adoption of this plan will result in charges of approximately $0.4 million in the fourth fiscal quarter of 2003 comprising severance and lease termination costs. Management believes that this plan will not materially impact the Company's results of operations.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION

OVERVIEW

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using its core competency of Wave Shape Analysis, defined as the capture and analysis of complex electronic signals, the Company develops, manufactures and sells signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including computer / semi-conductor, data storage, communications and automotive. The Company also produces modular digitizers and various electronic components. In addition, it generates revenue by offering service on all of its products beyond the normal warranty period.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2003 and 2002.


                                                                                   Three Months Ended     Nine Months Ended
                                                                                       March 31,              March 31,
                                                                                  2003        2002       2003        2002
                                                                                  ----        ----       -----       -----
Revenues:
   Digital oscilloscopes and related products................................     79.2%        90.4%      86.9%       90.4%
   High-energy physics products..............................................       -           0.1         -          1.7
   Service and other.........................................................     20.8          9.5       13.1         7.9
                                                                               -------       ------     ------      ------
     Total revenues..........................................................    100.0        100.0      100.0       100.0

Costof sales (included in Q3 of FY`02 is $616 of severance (2.6% of sales);
    included in the nine months of FY`03 is $2,280 of intangible asset impairment charges (2.9% of sales) and $204 of severance (0.3% of sales), and in the nine months of FY`02 is $3,601 of inventory charges
    (4.3% of sales) and $986 of severance (1.2% of sales))....................    43.3         52.6       49.9        55.0
                                                                               -------       ------    -------      ------
     Gross profit............................................................     56.7         47.4       50.1        45.0
Operating expenses:
   Selling, general and administrative (included in Q3 of FY`02 is $1,348 of severance (5.7% of sales); included in the nine months of FY`03 and FY`02
    is $1,921 and $2,906 of severance (2.5% and 3.5% of sales), respectively)     36.0         41.1       37.7        36.9
   Research and development(included in the nine months of FY '03 is
    $529 of severance (0.7% of sales)........................................     17.6         22.8       17.3        16.5
                                                                                ------      -------     ------     -------
     Total operating expenses................................................     53.6         63.9       55.0        53.4

Operating income (loss)......................................................      3.1        (16.5)      (4.9)       (8.4)

     Other (expense) income, net.............................................       -          (1.7)      (0.2)       (0.2)
                                                                                ------      -------     ------     -------

Income (loss) before income taxes............................................      3.1        (18.2)      (5.1)       (8.6)
     Provision for (benefit from) income taxes...............................      1.1         (6.7)      (1.9)       (3.7)
                                                                                ------      -------     ------     -------
Net income (loss)............................................................      2.0%       (11.5)%     (3.2)%      (4.9)%
                                                                               =======      =======     ======     =======


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Total revenues were $26.5 million in the third quarter of fiscal 2003, compared to $23.6 million in the third quarter of fiscal 2002, an increase of 12.4%, or $2.9 million. Third quarter fiscal 2003 revenues included a $3.0 million agreement to license the Company's MAUI Instrument Operating System technology in Service and other revenue. Revenues from Digital oscilloscopes and related products in the third quarter of fiscal 2003 were $21.0 million, virtually flat compared to the third quarter of fiscal 2002. Lower sales from discontinued product lines and lower sales of distributed products in the third quarter of fiscal 2003 were partially offset by sales of the Company's WavePro 7000(TM) family of digital oscilloscopes and the WaveLink(TM) family of high performance differential probes launched in the third quarter of fiscal 2003.

      Gross margin was 56.7% in the third quarter of fiscal 2003 compared to 47.4% in the same period in fiscal 2002. Included in Cost of sales in the third quarter of fiscal 2002 was a $0.6 million (2.6% of sales) charge for severance expense. The increase in gross margin in the third quarter of fiscal 2003 resulted from the $3.0 million technology license included in Service and other revenue, more favorable product margins on the existing base of products due to higher average selling prices in the Company's high-end products, increased operational efficiency and improved cost structure in the third quarter of fiscal 2003.

     Selling, general and administrative expense was $9.6 million in the third quarter of fiscal 2003 compared to $9.7 million in the same period in fiscal 2002. Included in Selling, general and administrative expense in the third quarter of fiscal 2002 was a $1.3 million (5.7% of sales) charge for severance expense. As a percentage of sales, Selling general and administrative expense decreased from 41.1% in the third quarter of fiscal 2002 to 36.0% in the third quarter of fiscal 2003. This decrease as a percentage of sales was primarily due to the $1.3 million charge for severance and the inability to fully leverage expenses over the lower sales base in the third quarter of fiscal 2002. This decrease was partially offset by increased fixed selling costs as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the Company's direct sales force, establishing a direct presence in Singapore and the opening of two new offices in China.

     Research and development expense was $4.7 million in the third quarter of fiscal 2003, compared to $5.4 million in the third quarter of fiscal 2002, a decrease of 13.4% or $0.7 million. The decrease was due primarily to higher material costs in the third quarter of fiscal 2002 related to the launch of WaveMaster(TM), the Company's first silicon germanium-based family of oscilloscopes. As a percentage of sales, Research and development expense decreased from 22.8% in the third quarter fiscal 2002 to 17.6% in the third quarter of fiscal 2003. This decrease as a percentage of sales was primarily due to the ability to leverage expenses over the higher sales base in fiscal 2003 and the increased spending in the third quarter of fiscal 2002. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

       Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of ($10,000) in the third quarter of fiscal 2003, compared to an expense of ($0.4) million in the third quarter of fiscal 2002. The decrease in the net expense was primarly due to a ($0.4) million charge to reflect the impairment in the value of the Company's equity investment in Iwatsu Electric Co. in the third quarter of fiscal 2002, partially offset by lower net interest income earned on the Company's cash balances and higher foreign exchange losses on transactions denominated in other than the functional currency of the Company or its subsidiaries in the third quarter of fiscal 2003.

     The Company's effective tax rate was 37.0% in the third quarter of fiscal 2003 and 2002.

     Charges related to convertible preferred stock, the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, was $0.5 million in the third quarter of fiscal 2003 and 2002.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

     Total revenues were $78.2 million in the nine months ended March 31, 2003, compared to $82.7 million in the nine months ended March 31, 2002, a decrease of 5.5%, or $4.6 million. Service and other revenue in the nine months ended March 31, 2003 included a $3.0 million agreement to license the Company's MAUI Instrument Operating System technology. This decrease, which was substantially all in Digital oscilloscopes and related products, was primarily due to the continuing impact of the current difficult economic environment, lower sales from discontinued product lines and lower component sales.

      Gross margin was 50.1% in the nine months ended March 31, 2003 compared to 45.0% in the same period in fiscal 2002. Included in Cost of sales in the nine months ended March 31, 2003 was a $2.3 million (2.9% of sales) charge for the write-off of impaired intangible assets resulting from the Company's decision to exit certain product lines and to make a significant change in its manufacturing strategy and $0.2 million (0.3% of sales) of severance charges. Included in Cost of sales in the nine months ended March 31, 2002, was a $1.0 million (1.2% of sales) charge for severance expense and an increase of $3.6 million (4.3% of sales) to the Company's allowance for excess and obsolete inventory to write-down inventory associated with discontinued product lines and inventory levels considered to be in excess of forecasted requirements. The increase in gross margin in the nine months ended March 31, 2003 resulted from the $3.0 million technology license included in Service and other revenue, favorable margins on the Company's new high-end WaveMaster product line of digital oscilloscopes launched in the third quarter of fiscal 2002, more favorable product margins on the existing base of products due to higher average selling prices in the Company's high-end products, increased operational efficiency and improved cost structure.

     Selling, general and administrative expense was $29.5 million for the nine months ended March 31, 2003 compared to $30.5 million in the same period in fiscal 2002. Included in Selling, general and administrative expense in the nine months ended March 31, 2003 was a $1.9 million (2.5% of sales) charge for severance expense. Included in Selling, general and administrative expense in the nine months ended March 31, 2002 was a $2.9 million (3.5% of sales) charge for severance expense, including costs associated with the succession of the Company's Chief Executive Officer. As a percentage of sales, Selling general and administrative expense increased from 36.9% in the nine months ended March 31, 2002 to 37.7% in the nine months ended March 31, 2003. This increase as a percentage of sales was primarily due to higher fixed selling costs increased as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the Company's direct sales force, establishing a direct presence in Singapore, the opening of two new offices in China and the inability to fully leverage expenses over the lower sales base, partially offset by the higher severance charges of $1.0 million in the nine months ended March 31, 2002.

     Research and development expense for the nine months ended March 31, 2003 was $13.5 million, compared to $13.7 million in the same period in fiscal 2002. Included in Research and development expense in the nine months ended March 31, 2003 was a $0.5 million (0.7% of sales) charge for severance expense. As a percentage of sales, Research and development expense increased from 16.5% for the nine months ended March 31, 2002 to 17.3% for the nine months ended March 31, 2003. This increase as a percentage of sales was primarily due to the inability to fully leverage expenses over the lower sales base. The Company intends to continue to invest a substantial percentage of its revenues in its research and development efforts.

     Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of ($0.2) million for the nine months ended March 31, 2003, compared to an expense of ($0.1) million for the nine months ended March 31, 2002. Included in other income (expense), net for the nine months ended March 31, 2002 was a ($0.4) million charge to reflect the impairment in the value of the Company's equity investment in Iwatsu Electric Co. This $0.1 million increase in expense for the nine months ended March 31, 2003 was primarily due to higher foreign exchange losses on transactions denominated in other than the functional currency of the Company or its subsidiaries and lower net interest income earned on the Company's cash balances, partially offset by the impairment charge in the nine months ended March 31, 2002.

     The Company's effective tax rate was 37.0% for the nine months ended March 31, 2003, compared to 42.6% for the nine months ended March 31, 2002. The effective tax rate for the nine months ended March 31, 2002 was based on an estimated annual effective tax rate of approximately 37.0%, increased by the release of a $0.4 million tax reserve related to a favorable audit settlement in the first quarter of fiscal 2002.

     Charges related to convertible preferred stock, the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, was $1.6 million and $1.4 million in the nine months ended March 31, 2003 and 2002, respectively.

RESTRUCTURING

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million; $0.2 million of which was recorded in Cost of sales, $1.9 million recorded in Selling, general and administrative expense and $0.5 million recorded in Research and Development in the Condensed Consolidated Statement of Operations. The plan implemented during fiscal 2003 resulted in improved operating efficiencies and reduced the Company's headcount by 38 employees or approximately 9.3% as compared to June 30, 2002. As of March 31, 2003, $1.3 million of the total $2.6 million has been paid and $1.3 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of fiscal 2004.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or approximately 15% as compared to June 30, 2001. In connection with these workforce reductions, the Company recorded a $4.2 million charge ($1.0 million in Cost of sales and $3.2 million in Selling, general and administrative expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.3 million total charge, $4.1 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of March 31, 2003, $3.6 million of the total $4.1 million has been paid and $0.5 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts, including costs associated with the succession of the Company's Chief Executive Officer, will be paid by the end of the second quarter of fiscal 2004.

LIQUIDITY AND CAPITAL COMMITMENTS

     Working capital was $59.0 million at March 31, 2003, which represented a working capital ratio of 3.5 to 1, compared to $63.3 million, or 3.3 to 1 at June 30, 2002.

     Net cash provided by (used in) operating activities for the nine months ended March 31, 2003 was $2.8 million compared with ($6.6) million for the comparable period in the prior year. The increase in net cash provided by operating activities was primarily due to reductions in inventory of $2.1 million due to increased operating efficiencies and in accounts receivable of $4.2 million resulting partly from increased collections activity and partly from lower sales volume. These benefits to operating cash flows during the nine months ended March 31, 2003 were partially offset by a $4.8 million reduction in accounts payable, accrued expenses and other liabilities, which primarily consisted of $3.4 million of severance payments. For the corresponding period in the prior year, net cash used in operating activities reflects the reduction in accounts payable, accrued expenses and other liabilities of $9.8 million, which primarily consisted of $2.8 million of payments on retained discontinued operations liabilities, payment of prior year incentive compensation, severance payments and a reduction in accounts payable levels.

     Net cash used in investing activities for the nine months ended March 31, 2003 was ($3.3) million, compared with ($2.9) million for the comparable period for the prior year. This increase in net cash used in investing activities was primarily due to a $1.3 million acquisition of a technology license partially offset by a $0.9 million reduction in capital expenditures.

     Net cash provided by financing activities for the nine months ended March 31, 2003 was $0.2 million, compared with $23.8 million for the comparable period for the prior year. The decrease in cash provided by financing activities was primarily due to net proceeds of $23.2 million raised from a private equity placement in August 2001.

     The Company has a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio. As of March 31, 2003, there were no borrowings outstanding under this line of credit.

     On June 12, 2000, the Company secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of March 31, 2003, the Company had $0.3 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.2 million in Other non-current liabilities on the Condensed Consolidated Balance Sheet. The outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150 million yen ($1.3 million as of March 31, 2003). No amounts were outstanding under such facilities as of March 31, 2003.

     The Company has operating leases covering plant, certain office facilities and equipment that expire at various dates through 2012. Future minimum annual lease payments required during the years ending in fiscal 2004 through 2008 and later years, under noncancelable operating leases having an original term of more than one year, are $1.6 million, $1.1 million, $0.9 million, $0.6 million and $1.6 million, respectively. Future minimum lease payments of $0.5 million are required for the fourth quarter of fiscal 2003.

     As of March 31, 2003, the Company has two technology license agreements, under which it is unconditionally committed to pay $1.0 million, $0.5 million and $0.3 million in fiscal 2003, 2004 and 2005, respectively.

      In April 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility. The Company estimates that the adoption of this plan will result in charges of approximately $0.4 million in the fourth fiscal quarter of 2003 comprising severance and lease termination costs. Management believes that this plan will not materially impact the Company's results of operations or liquidity.

     The Company believes that its cash on hand, its ability to generate cash from continuing operations and availability under its revolving credit agreement will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

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

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 which includes a description of the Company's critical accounting policies involving significant judgment by the Company's management. In particular, judgment is used in areas such as revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets and estimation of warranty. Except for the adoption of new revenue recognition policies for the sale and license of software as described below and in Note 15 there have been no changes in the Company's critical accounting policies since June 30, 2002.

REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $1.0 million for the three and nine months ended March 31, 2003 and 2002, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2003, the remaining balance of pre-tax deferred license fee revenue was $3.6 million.

     The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9 ("SOP 98-9"). Revenue from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). The Company has analyzed all of the elements and determined that it has sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support. In accordance with SOP 97-2, the Company recognized $3.0 million of revenue for the perpetual license of the Company's MAUI Instrument Operating System technology in the third quarter of fiscal 2003. Maintenance fees included in the license agreement will be recognized as services are performed beginning the fourth quarter of fiscal 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

      In October 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is to be effective for the Company's fiscal year 2004. Management believes the adoption of EITF Issue No. 00-21 will not have a material effect on the Company's consolidated financial statements.

      In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"). Fin 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and does not apply to product warranties or to guarantees accounted for as derivatives. Fin 45 also requires enhanced disclosures of product warranties (see note 12). The recognition provisions of Fin 45 apply to guarantees issued or modified after December 31, 2002 and will not have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation set forth in SFAS No. 123. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the interim disclosure provisions in the current period (see note 2). The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to standards they are currently deliberating. Management continues to closely monitor the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

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

     During the third quarter of fiscal 2001, the Company began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of the Company's foreign currency risk related to these assets or liabilities. Other than this program, the Company does not attempt to reduce its foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, the Company's financial reporting currency, or otherwise, will not adversely affect the Company's results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During the nine months ended March 31, 2003 and 2002, the Company reported foreign currency exchange (losses) gains on assets or liabilities denominated in other than their functional currencies and related foreign exchange forward contracts of ($0.4) million and $42,000, respectively. At March 31, 2003 and June 30, 2002, the Company had approximately $4.5 million and $12.8 million, respectively, of open foreign exchange forward contracts all with maturities of less than three months.

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

     The Company is exposed to adverse changes in interest rates primarily due to its investment in cash and cash equivalents. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's results of operations during the third quarter of fiscal 2003.

 ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date of management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                               LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On January 15, 2003, LeCroy Corporation was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of United States patent number 5,333,147 (the "147 patent") entitled Automatic Monitoring of Digital Communication Channel Conditions Using Eye Patterns. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the 147 patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(A)     EXHIBITS

       10.43 Amendment Number One to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic.

       99.1 Chief Executive Officer certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Chief Financial Officer certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(B)     REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 2003

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

                                    LECROY CORPORATION

Date:  May 9, 2003

                                    /s/ Scott D. Kantor
                                    -------------------
                                    Scott D. Kantor
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer

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

         Thomas H. Reslewic
         Chief Executive Officer
         May 9, 2003

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

         /s/ Scott D. Kantor
         -------------------
         Scott D. Kantor
         Chief Financial Officer
         May 9, 2003