Form 10-K
period 2003-06-30
LECROY CORP
filed 2003-09-22
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X    NO
                                    ----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                YES   X    NO
                                    ----     ----

     The number of shares outstanding of the registrant's Common Stock, as of September 2, 2003, was 10,458,011 shares. The aggregate market value of shares of Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $90,572,254.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                               LECROY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

FORM 10-K ITEM NUMBER:                                                                                      Page No.
                                                                                                              ----

                                                       PART I

   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    13
   Item 3.      Legal Proceedings..........................................................................    13
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    13

                                                      PART II

   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    14
   Item 6.      Selected Financial Data....................................................................    14
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    17
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................    31
   Item 8.      Financial Statements and Supplementary Data................................................    32
   Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......    57
   Item 9A.     Controls and Procedures....................................................................    58

                                                      PART III

   Item 10.     Directors and Executive Officers of the Registrant ........................................    59
   Item 11.     Executive Compensation.....................................................................    59
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    59
   Item 13.     Certain Relationships and Related Transactions.............................................    59
   Item 14.     Principal Accounting Fees and Services.....................................................    59

                                                      PART IV

   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    60
                Signatures.................................................................................    64
Exhibit 21.     Subsidiaries of LeCroy Corporation
Exhibit 31.     Rule 13a-14(a) Certifications
Exhibit 32.     Section 1350 Certifications


                                     PART I

ITEM 1. BUSINESS.

     LeCroy Corporation ("LeCroy," "Company," "we," "our" or "us") was founded in 1964 and is incorporated in the State of Delaware. Our principal office and manufacturing facility is located in Chestnut Ridge, New York. We sell our products and provide service worldwide through wholly-owned subsidiaries and representatives.

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using our core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, we develop, manufacture, sell and license signal acquisition and analysis products. Our principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including computer / semiconductor, data storage, communications and power measurement. We also produce modular digitizers and proprietary electronic components. In addition, we generate revenue by providing service on all of our products beyond the initial warranty period.

     Prior to August 2000, LeCroy also operated an additional business segment, the Vigilant Networks business ("Vigilant Networks"), which comprised our Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant was formed to pursue a strategy of using our core competency to develop and market a Local Area Network ("LAN") analyzer. Vigilant's principal product, the Big Tangerine network analyzer, was not only a new product, it was also sold into a new market for LeCroy. We made substantial investments in Vigilant Networks in terms of selling, marketing, research and development and administrative expenses. While we believed that this product had a unique technology, we decided that we could not continue to invest the financial resources necessary to capitalize on its future growth potential. As a result, in August 2000, we announced our intention to divest the Vigilant Networks business segment and treat it as a discontinued operation.

     We sold the assets and business of Vigilant and a portion of the assets and business of Digitech for $12.0 million, before fees and expenses, in August 2000. The buyer also assumed certain liabilities of Vigilant. The remaining business of Digitech has been discontinued (see Note 4 to the Consolidated Financial Statements for further information). In December 2002, we sold the residual assets and business of Digitech. The remaining discussion in this document will relate primarily to the continuing Test and Measurement Instrument market.

PRODUCT APPLICATION

     Researchers, engineers and production technicians rely on test and measurement instrumentation such as signal analyzers in designing, developing and manufacturing electronic equipment. When designing and developing electronic circuits, researchers and engineers use signal analyzers to ensure that the circuits are performing as designed and to troubleshoot problems. Production technicians use such instruments to diagnose electronic equipment to determine whether it is performing as intended.

     The most general-purpose test and measurement instrument used for signal analysis is the oscilloscope. Digital oscilloscopes are signal analyzers that, like their earlier analog counterparts, can display a representation of an electronic signal's wave shape, which is essentially a measure of a signal's voltage as a function of time. Digital oscilloscopes, however, go beyond the capabilities of analog oscilloscopes in that they capture a signal in digital form by sampling it over time and storing the data or measurements in memory. The stored signal can then be viewed later and, more importantly, the instrument can perform various analyses on the stored data.

     Wave shape analysis is becoming increasingly important as data rates in applications such as computers, semiconductors and communications systems increase. Within a given digital circuit, it takes a finite amount of time for a digital signal to change from a "zero" or "off" state to a "one" or "on" state. As digital data rates increase, signals within a circuit may not have sufficient time to change cleanly from a "zero" to a "one" or vice-versa. This distorts, or changes the wave shape of the digital signal, which can lead to computation or information errors. To identify such problems, engineers use digital oscilloscopes to analyze the signal's shape, which is not generally possible using other types of measurement and analysis instruments.

MARKET OVERVIEW

Market Trends

     Electronic signals continue to increase in complexity and speed as new technologies are brought to market. The proliferation of complex electronics in the computing, communications and semiconductor industries drives the demand for analysis tools that allow designers and manufacturers of these devices to get their products to market on a timely basis. Once the sole domain of computing and communications, today's complex electronic signals are now embedded in a variety of devices across many additional industries including semiconductors, data storage, automotive, military, consumer electronics and industrial equipment. The continued technology advancement in communications, driven in part by the expansion of internet, broadband and wireless communication devices, continues to result in the need for increasingly faster and more complex electronic signals. With each advancement in technology, the engineer must deal both with a reduced margin for error and a progressively more difficult task of fully characterizing the design.

     Thoroughly testing these electronic signals requires a measurement tool capable of physically attaching to the signal of interest, capturing data with high sample rates and long memories and supporting detailed wave shape analysis and additional insight into data characteristics and signal trends over time. The whole system must also maintain the correct shape of the signal, a concept called signal integrity.

Signal Analyzer Market

     Signal analyzers are a component of the overall Test and Measurement Instrument market, in which we currently participate primarily in the oscilloscope segment.

       Oscilloscope Market. We believe that the digital oscilloscope market is generally segmented according to bandwidth, and that with advances in technology, the bandwidth requirements of each market segment will increase. Products in the low-end or commodity segment of the market (less than 200 Megahertz ("MHz")) cannot capture fast, long, complex signals. Such products typically do not have the appropriate combination of bandwidth, sample rate and memory that is needed for analysis of such signals. These instruments typically sell for under $5,000. The mid-to-high performance market segment (bandwidth of 200 MHz to 3 Gigahertz ("GHz")) is characterized by real-time instruments with high sample rates (from 500 mega samples per second ("MS/s") to 20 giga samples per second ("GS/s")) and long record lengths (from 10,000 to 100 million sample points) and greater processing power to perform more sophisticated analyses. These mid-to-high performance digital oscilloscopes typically range in price from $9,000 to $40,000, although certain higher bandwidth oscilloscopes for specialized applications are priced well above $40,000. LeCroy's WavePro(TM) and Waverunner(R) digital oscilloscope product families are all targeted at customers in the mid-to-high performance market segment. The high-performance market segment (bandwidth of 3 GHz to 10 GHz) is also characterized by real-time instruments with high sample rates (from 4 GS/s to 20 GS/s) and long record lengths (from 125,000 to 100 million sample points). These oscilloscopes possess even greater capacity to conduct sophisticated WaveShape Analysis on the faster, longer and more complex signals that are prevalent in the current and expected future state of the market. These high-performance instruments range in price from $43,000 to $95,000 or higher for oscilloscopes targeted to specific applications. Our WaveMaster(TM), DDA Disk Drive Analyzer and SDA Serial Data Analyzer digital oscilloscope product families are targeted at customers in this high-end of the market.

       For certain very high signal speed applications, such as optical communication, instruments with bandwidths of up to 50 GHz or more are required. At these speeds, real-time oscilloscopes do not have the ability to track the signal shape in real-time and take samples quickly enough to be effective. In these applications, a sampling oscilloscope, which takes one sample per occurrence of the signal on a time delayed basis, is used to reconstruct the signal shape. Sampling oscilloscopes have several disadvantages compared to real-time oscilloscopes. One of the most limiting is the fact that the input signal must be repetitive. Any non-repetitive elements in the signal are "averaged out" and are not seen. These instruments can range in price from $50,000 to $100,000.

       Within the oscilloscope market, we have targeted several specific application segments. These application segments include computer/semiconductor, data storage, communications and power measurement.

    o Computer/Semiconductor. These markets include companies providing components, interfaces, subsystems and complete products for high speed and general purpose computing, network servers and related devices and systems. The semiconductor industry "feeds" the computer industry with enabling components and devices. Over the past several years, these devices have grown in capability and complexity to provide a higher level of integration and functionality. The explosion of high speed serial data communications interfaces is a common theme in both the computer and semiconductor industries. Interface standards such as PCI Express, Serial ATA, USB 2.0, XAUI and Firewire have become ubiquitous in product designs. We believe that the combination of accurate acquisition with high signal integrity, long memory with detailed wave shape and data analysis features provide the unique solution to testing these high speed, complex signals. Our SDA Serial Data Analyzer digital oscilloscope product family addresses the needs of these measurement applications.

    o Data Storage. The data storage market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, compact disks (CDs) and digital video disks (DVDs). The increasing need to store more information requires the encoding of signals to achieve higher density on the recording media. We believe that the high sample rates, long memory and special signal triggering features of our oscilloscopes, along with their specialized processing software that incorporates advanced algorithms designed specifically for the measurement and analysis requirements of the data storage market, provide the best solution to our customers' testing requirements. Our DDA series Disk Drive Analyzer digital oscilloscope products are aimed at these important customer applications.

    o Communications. The communications market can be segmented into five submarkets: Telecommunications - the broadband transmission of data over copper or fiber; Datacommunications - the transmission of data over LANs and WANs; Residential Broadband - the broadband transmission of data connected to the home; Mobile - data transmission using wireless devices; and Peripheral Equipment
              - the transmission of data to devices such as computers, printers, etc. In each of these sub-markets, the need for instant access and uniform service has required the encoding of data and more complex electronic signals. We believe that the accurate acquisition, long memory and rapid analysis features of our oscilloscopes provide the unique solution to testing these high speed, complex signals. Our SDA Serial Data Analyzer digital oscilloscope product family addresses the needs of these measurement applications.

    o Power Measurement. The power measurement market touches virtually all industries. Circuit boards and devices within all electronic products require varying levels of alternating and direct voltages and currents. Converting these sources of power has been predominantly accomplished through the use of switch mode power circuits. We believe that the long memory and advanced analysis capabilities of our oscilloscopes, along with their specifically designed current probing devices, provide design engineers with the best measurement tool to improve the performance, efficiency and reliability of their power supplies down to the component level. A variety of application-specific capabilities are available for our oscilloscopes enabling these important measurements.

STRATEGY

     LeCroy's primary objectives are to increase the growth rate of our oscilloscope business, and to leverage our WaveShape Analysis capabilities and our key resources to expand into new markets and application areas. The following is a summary of the strategies that will be used to accomplish these objectives:

o Increase the Growth Rate of the Oscilloscope Business. In order to increase the growth rate of our oscilloscope business, we must:

     o Gain market share by continuing to improve the "price to performance" ratio of our products. Through our research and development ("R&D") efforts, we have been successful in reducing the cost and size of our custom integrated circuits, while delivering higher performance and increased reliability. In addition, our proprietary software and unique processor and display architecture have further enhanced the "price to performance" ratio of our products. The success of this strategy was first illustrated in fiscal 2001 with the successful introductions of the WavePro and Waverunner-2 product lines. Further success was achieved in fiscal 2002, with the launch of WaveMaster, our first silicon germanium-based family of oscilloscopes powered by our proprietary X-Stream(TM) technology as well as a powerful Windows-based operating system. In fiscal 2003, we added the silicon germanium-based WavePro 7000 Series instruments.

o Expand our share of targeted application segments where signal complexity is high, such as serial data communications, data storage and power measurement. To accomplish this strategy, we must continue to introduce innovative software and hardware solutions tailored to the needs of customers in this segment. Examples of such solutions currently offered by us include:

               -    Serial Data Communications Test:
                         o    Serial Data Analyzers
                         o    WaveLink High Bandwidth Probing Solutions
                         o    Digital Filter Package
                         o    Jitter and Timing Analysis Software
                         o    M1 Analysis Software
                         o    PolyMask(TM)Communications Test
                         o    X-MAP Custom WaveShape Analysis Software

               -    Data Storage:
                         o    Disk Drive Analyzers
                         o    Disk Drive Parameter Package
                         o    Disk Drive Noise Analysis
                         o    Optical Recording Measurement Package
                         o    Surface Map Software

               -    Power Measurement:
                         o    Current Probes
                         o    Differential Amplifiers
                         o    PMA2 Power Measure Analysis Software
                         o    Power Measurement Systems

o Leverage our WaveShape Analysis Competency and Key Resources to Expand into New Markets.

     o As noted earlier in the "Market Trends" section, the proliferation of electronics in general and digital electronics in particular is increasing. In addition, the need for the analysis of increasingly faster and more complex signals has placed limitations on certain existing test and measurement equipment. Given these trends and LeCroy's core competency, the opportunities to expand our WaveShape Analysis capabilities into new markets and applications are increasing. We expect to capitalize on this opportunity through internal R&D efforts as well as through pursuing strategic acquisitions.

     o As noted later in the "Sales, Marketing and Distribution" section, we maintain a direct sales force of highly trained, technically sophisticated sales engineers. We believe that this key resource can be leveraged over a higher sales volume by selling complementary products to the same customer base we currently address. Adding such products to LeCroy's existing solutions could be accomplished through license agreements or acquisitions.

There can be no assurance that we will be successful in implementing our strategies.

PRODUCTS AND SERVICES

Overview

     Our products capture and analyze complex electronic signals by applying our hardware and software technology to digitize signals and analyze them using a variety of different application packages and configurations. The digital oscilloscope product family includes three form factors in instrument size and capabilities to address varying customer requirements. These products include the WaveMaster, WavePro and Waverunner families of digital oscilloscopes. The Waverunner products are manufactured for us by our strategic partner, Iwatsu Electric Co, Ltd. ("Iwatsu"). Our products also include modular digitizers, probing and accessory products, and other electronic components. In addition, we offer a full range of aftermarket service and support for all of our products. The following sections provide additional information on our more significant products.

WaveMaster Digital Oscilloscopes

     The WaveMaster series of oscilloscopes was introduced in fiscal 2002 with the application-specific Disk Drive Analyzer version in December 2001. This was followed by the general purpose models in March 2002, and the applications-specific Serial Data Analyzer version in October 2002. These products, which range in price from $43,000 to $67,000 plus the cost of options, currently offer bandwidths of 3.0 GHz, 5.0 GHz or 6.0 GHz, sample rates of 20 GS/s and an acquisition memory from 1 mega points ("Mpts") to 100 Mpts. Application segment-specific software solutions are available to interpret signal information and enhance the utility of the product.

WavePro Digital Oscilloscopes

     The WavePro 900 series of oscilloscopes was introduced in October 2000 to address customer applications requiring high-performance and measurement capabilities. In January 2003, we introduced the WavePro 7000 Series oscilloscopes based on the same silicon germanium technology found in our flagship WaveMaster series of oscilloscopes. These products, which range in price from $18,500 to $40,000 plus the cost of options, currently offer bandwidths from 1 GHz to 3 GHz, sample rates of 20 GS/s and an acquisition memory from 1 Mpts to 48 Mpts. Application segment-specific software solutions are available to interpret signal information and enhance the utility of the product.

Waverunner Digital Oscilloscopes

     The Waverunner series of oscilloscopes was first introduced in January 1999, followed by the Waverunner-2 series, which was introduced in January 2001. Waverunner products, which range in price from $5,200 to $16,500 plus the cost of options, provide high value and broad utility in the oscilloscope market and are also the platform for our solution packages in the power measurement and optical recording application segments. We believe that our ease of operation, crisp display and application packages make the Waverunner one of the most versatile oscilloscopes available on the market. The Waverunner products currently offer bandwidths from 200 MHz to 1.0 GHz, sample rates from 200 MS/s to 2 GS/s and an acquisition memory of 100 kilo points to 4 Mpts.

Modular Digitizers

     We currently offer PXI Modular Digitizers to support applications in production test that require the measuring and analysis of signals in a flexible configuration and non-display format. The PXD-222 modular digitizer was introduced in August 2001. This digitizer, which is priced at $2,900, offers a bandwidth of 200 MHz and a sample rate of 2.5 GS/s. This is the fastest PXI digitizer sample rate available in the market. In fiscal 2003, we introduced eight additional digitizer modules with bandwidths up to 1 GHz and sample rates of 2 GS/s.

Other Products

     To provide customers with what we believe are total solutions to their signal measurement analysis problems, we offer various complementary Probes and Accessory Products. Probes provide the physical and electrical or optical connection from the circuit or semiconductor device under test to the oscilloscope. Offering probing solutions is often a key to customer satisfaction in solving general purpose and specific application segment problems. In fiscal 2003, we introduced the WaveLink family of high bandwidth differential probes with bandwidths up to 7.5 GHz and prices up to $6,900 plus the cost of options.

Service and Aftermarket Products

     We provide aftermarket support, repair, maintenance and recalibration of our installed LeCroy products, as well as installation of a variety of post-sale upgrades and optional features. We maintain major field service centers in Chestnut Ridge, New York (located at our corporate headquarters); Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea and Beijing, China. Sophisticated service on certain key components of our digital oscilloscope products, including our printed circuit boards, is performed only at our facilities in Geneva, Switzerland and Chestnut Ridge, New York. Service and aftermarket products (including product upgrades) generated approximately 8%, 7% and 5% of our total revenue in fiscal years ended June 30, 2003, 2002 and 2001, respectively.

CUSTOMERS

     The largest group of users of our digital oscilloscopes are electronic product designers and test engineers. Researchers in many scientific disciplines including high-energy physics, medicine, geology, ultrasound and mechanics also use our digital oscilloscopes. Revenue derived from one customer, Iwatsu, accounted for 11% of our consolidated revenues in fiscal 2002. No other customer accounted for more than 10% of our consolidated revenues in any of the last three fiscal years.

SALES, MARKETING AND DISTRIBUTION

     We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of signal analyzers in general and the features and advantages of our products in particular. In addition, particularly because of our focus on high-performance digital oscilloscopes, our sales engineers are skilled in performing product demonstrations for current and prospective customers. We believe we have a competitive advantage in sales situations in which our sales engineers have the opportunity to demonstrate the advantages of our digital oscilloscopes; accordingly, such demonstrations are an integral part of our sales strategy.

     We sell our digital oscilloscope products through our own direct sales force in the United States, Europe, Japan, China, South Korea and Singapore, with regional sales headquarters located in Chestnut Ridge, New York; Geneva, Switzerland; and Tokyo, Japan. As of June 30, 2003, our direct digital oscilloscope sales force consisted of approximately 80 sales engineers and regional managers worldwide. We also use manufacturer's representatives and distributors in support of our direct selling efforts and in territories where the sales potential does not currently justify the maintenance of a direct sales force. In addition, in Japan we maintain a strategic alliance with Iwatsu, a communications and test and measurement company, that sells and distributes some of our products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

     In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, conduct marketing programs and seminars, issue press releases regarding new products, publish technical articles and participate in industry trade shows and conferences.

SEASONALITY

     We have historically experienced somewhat lower activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and market activity during the summer months, particularly in Europe. We believe this seasonal aspect of our business is likely to continue in the future.

RESEARCH AND DEVELOPMENT

     LeCroy believes there is a global trend resulting from the demand for faster data rates that continues to expand the use of higher speed and complexity of electrical and optical signals. The capture and analysis of these signals requires higher bandwidths, faster sample rates, longer memories, better signal integrity and more powerful, flexible processing capabilities. It is the primary objective of our research and development strategy to meet these demands by extending our capabilities in these areas while improving the manufacturability, cost, reliability and time-to-market of our products. There can be no assurance that we will meet this objective.

     We are continuing to develop our signal conditioning, sampling, data storage, and data movement and processing technologies using advanced integrated circuit techniques and processes. In addition, we continue to develop innovative electrical circuit probing technology that allows better waveform fidelity and circuit connection capabilities. During fiscal 2002, we introduced our first product incorporating innovative signal conditioning and sampling technologies fabricated on an extremely high speed silicon germanium process developed by IBM Corporation ("IBM"). In June 2002, LeCroy entered into an agreement with IBM in which LeCroy committed to pay $4.0 million for access to IBM's next-generation silicon germanium technology. LeCroy will use this technology to develop components that are expected to deliver higher density, greater speed and reduced power consumption than those currently available. Such components will be used in future high-speed digital oscilloscopes.

     We also maintain a software engineering group that recently completed development of the Windows-based operating system employed in the new WaveMaster digital oscilloscope family. These engineers are continuing to advance our Windows-based WaveShape Analysis technology to keep pace with the advancements occurring in hardware development. The group also develops application solutions to perform specific analysis for data storage, power measurement, communications and other markets.

     We conduct research and development activities at our Geneva, Switzerland and Chestnut Ridge, New York facilities. Research and development costs, which are expensed as incurred, were approximately $18.2 million, $22.0 million and $17.7 million in our fiscal years ended June 30, 2003, 2002 and 2001, respectively, which expenses represented 16.9%, 19.7% and 12.5% of total revenues, respectively, for such fiscal years. Research and development costs in fiscal 2003, 2002 and 2001 include $0.7 million, $0.2 million and $0.1 million (0.6%, 0.2% and 0.1% of total revenues), respectively, of severance charges and in fiscal 2002 include the $4.0 million (3.6% of total revenues) technology access fee to IBM. We intend to continue to invest a significant percentage of our revenues in our research and development efforts.

MANUFACTURING AND SUPPLIERS

     LeCroy's digital oscilloscopes and related products, other than the Waverunner oscilloscopes, are manufactured at our facilities in Chestnut Ridge, New York. The Waverunner products are manufactured by our strategic partner, Iwatsu.

     We obtain certain parts, components and sub-assemblies from single sources. This particularly has been the case with several key integrated circuits made by certain single source suppliers. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. An interruption in supply or an increase in price for our parts, components and sub-assemblies would have a material adverse affect on our business, results of operations and financial condition.

     As of June 30, 2003, we employed 56 manufacturing employees at our Chestnut Ridge facility in an area of approximately 35,000 square feet devoted to such tasks.

COMPETITION

     The market for signal analyzers is highly competitive and characterized by rapid and continual advances in technology. According to estimates provided by Prime Data, Inc. ("Prime Data"), an independent industry survey organization, total digital oscilloscope sales, excluding handheld instruments, grew from $638 million in 1994 to a high of $1,051 million in calendar 2000. The market in calendar 2002 was estimated to be $808 million. Prime Data estimates that the three largest suppliers of digital oscilloscopes, exclusive of handheld models, and their approximate respective market shares for calendar 2002 were Tektronix, Inc. ("Tektronix") with 51.4%, LeCroy with 14.4% and Agilent Technologies, Inc. with 14.2%. Many of our principal competitors have substantially greater sales, marketing, development and financial resources than we do. We believe that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     We believe that the principal bases of competition in the signal analyzer market are a product's performance (bandwidth, sample rate, record length and processing power), its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our signal analyzer products and our ability to offer high-performance products at a favorable "price-to-performance" ratio. We believe that we currently compete effectively with respect to each of the principal bases of competition in the signal analyzer market in the general price range ($5,000 to $70,000) in which our digital oscilloscopes are focused and that we will be able to continue to do so, although there can be no assurance that this is or will be the case. In addition, as discussed in the "Strategy" section, we intend to expand our addressable market into higher performance applications that tend to sell at a higher price level.

BACKLOG

     LeCroy's backlog of unshipped customer orders was approximately $8.6 million and $7.2 million as of June 30, 2003 and 2002, respectively. Customers may cancel orders at any time. Backlog at June 30, 2003 excludes $3.3 million of deferred revenue established in connection with the adoption of a new accounting pronouncement in fiscal 2001 (see Note 1 "Revenue Recognition" to the Consolidated Financial Statements for further information). We believe that our level of backlog at any particular time is not necessarily indicative of our future operating performance.

PATENTS, TRADEMARKS AND LICENSES

     LeCroy currently relies on a combination of patents, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods, as well as technical expertise and continuing technological research and development to establish and protect proprietary rights in its products. We believe, however, that because of the rapid pace of change and advancement in digital oscilloscope technology, legal intellectual property protection is and will continue to be a less significant factor in our success than our core competency of WaveShape Analysis and the experience and expertise of our personnel.

     We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. As of June 30, 2003, we held a total of thirty United States patents expiring in the years from 2006 to 2020 and fourteen foreign patents expiring in the years from 2009 to 2016. We also have a number of patent applications pending or under evaluation in the United States and in various foreign jurisdictions. The patent positions of high-technology companies such as LeCroy are uncertain and involve complex legal issues and factual questions. There can be no assurance that any of our pending or future applications will result in issued patents or that any issued patents will provide us with adequate protection of the covered technologies, products or processes. Moreover, the laws of foreign countries in which our products are or may be developed or sold may not protect our intellectual property and other proprietary rights to the same extent as the laws of the United States.

     Although we believe that our products and technologies do not infringe the proprietary rights of third parties, there can be no assurance that third parties will not assert claims against us based on the infringement or alleged infringement of any such rights. Such claims are typically costly to defend, regardless of the legal outcome. There can be no assurance that we would prevail with respect to any such claim, or that a license to third party rights, if needed, would be available on acceptable terms. In any event, patent and proprietary rights litigation can be extremely protracted and expensive. For a description of litigation involving our patents, see Item 3 entitled "Legal Proceedings."

     In February 1994, we settled litigation with Tektronix involving allegations that our digital oscilloscope products infringed certain patents held by Tektronix. As part of the settlement, we entered into a license agreement with respect to such patents. Pursuant to the license agreement we made royalty payments to Tektronix totaling $8.5 million and received a worldwide, nonexclusive license under the applicable patents. Royalty expense, which approximated $0.5 million for the year ended June 30, 2001, is included in Cost of sales in the Consolidated Statements of Operations. As of June 30, 2001, we have expensed the maximum royalty payments due under the Tektronix license agreement.

     The license agreement provides that Tektronix may terminate the license in the event that: we acquire 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company"); any Restricted Company acquires 20% or more of the stock of, or a controlling interest in, us or an affiliate of ours; or we attempt to transfer the Tektronix license to a Restricted Company, and do not first obtain Tektronix's prior written consent. This provision of the license agreement could preclude us from making an investment in or acquisition of such companies. It could also discourage such companies or other third parties from attempting to acquire control of us or limit the price that such parties might be willing to pay for our Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for our Common Stock.

     The license agreement provides that the license will automatically terminate when all of the applicable patents expire, which is September 4, 2004. Once the license terminates, LeCroy will not suffer any negative consequences under the terms of the license agreement as a result of any of the above-mentioned investments or acquisitions.

EMPLOYEES

     As of June 30, 2003, LeCroy had 368 full-time employees, of whom 226 work in our Chestnut Ridge facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are generally satisfactory.

REGULATION

     As we manufacture our products in the United States and sell our products and purchase parts, components and sub-assemblies in a number of countries, we are subject to legal and regulatory requirements, particularly the imposition of tariffs, customs and export controls, in a variety of countries. In addition, the export of digital oscilloscopes from the United States is subject to regulation under the Treaty for Nuclear Non-Proliferation.

     Our former subsidiary Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which has been retained by us after the sale of the Vigilant Networks segment and the residual assets of Digitech (see Note 20 to Consolidated Financial Statements). We do not foresee that the ultimate resolution of this environmental matter will have a material adverse effect on our results of future operations, financial position or our competitive position.

INVESTOR INFORMATION

     Our Internet website address is www.lecroy.com. We make available, free of charge on our website, by clicking on "About LeCroy" and then selecting the "Investor Relations" link and the "SEC Filings" link, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC").

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

NAME                        AGE                 POSITION
----                        ---                 --------

Thomas H. Reslewic           44    President, Chief Executive Officer

R. Scott Bausback            42    Executive Vice President, Chief Operating
                                   Officer

Conrad J. Fernandes          42    Vice President, Worldwide Sales

David C. Graef               46    Vice President, Chief Technology Officer

Scott D. Kantor              40    Vice President, Finance, Chief Financial
                                   Officer, Secretary and Treasurer

     THOMAS H. RESLEWIC was named to LeCroy's Board of Directors in January 2002. He joined LeCroy in 1990 and has served as President and Chief Executive Officer since January 2002. Mr. Reslewic previously served LeCroy as President from October 2000 until December 2001, and Executive Vice President and Chief Operating Officer from February 1998 until October 2000. Mr. Reslewic has a Bachelor of Science degree in physics from the College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

     R. SCOTT BAUSBACK has served as Vice President - Chief Operating Officer since joining LeCroy in September 2001. Previously, he held a variety of sales and marketing management positions during an 18-year tenure at Tektronix, culminating in his role as the Vice President and General Manager for the Communications Business Unit from September 1998 until June 2001. Mr. Bausback has a Bachelor of Science degree in electrical engineering from Rutgers College of Engineering and completed the YEI Executive Education program at Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

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

     DAVID C. GRAEF has served as Vice President - Chief Technology Officer since April 2003. Previously, he served as Vice President - Research and Development from January 1999 through March 2003, as Engineering Manager from June 1996 through December 1998 and as Senior Engineer from January 1989 through May 1996. Mr. Graef has a Bachelor of Science degree in Electrical Engineering from the University of Bridgeport.

     SCOTT D. KANTOR has served as Vice President - Finance and Chief Financial Officer since February 2003. Previously, he served as LeCroy's Vice President and Corporate Controller since 1999. Before joining LeCroy, Mr. Kantor was with Sappi Fine Paper N.A., since 1997, where he served as Assistant Financial Controller and led a business process reengineering project that resulted in the redesign of the company's financial processes in connection with a large-scale ERP implementation. Mr. Kantor previously held accounting and financial reporting positions at Genzyme Corporation and Costar Corporation and was a Senior Accountant with Deloitte & Touche, LLP. Mr. Kantor has a Bachelor of Science degree from California State University and a Master of Business Administration degree from Boston University.

     Our executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

     We have entered into indemnification agreements with our executive officers and directors, pursuant to which we have agreed to indemnify such persons to the fullest extent permitted by law, and providing for certain other protections.

ITEM 2. PROPERTIES.

     LeCroy's executive offices and manufacturing facility are located in a two-story, approximately 88,000 square foot, building in Chestnut Ridge, New York that is owned by LeCroy. In addition, we lease other office space around the world to support our local sales and service operations.

     We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

     On August 5, 2003, LeCroy filed a complaint in the United States District Court for the District of Oregon claiming that Tektronix has infringed on four of LeCroy's patents. On April 28, 2003, Tektronix had filed a complaint against LeCroy in the United States District Court for the District of Oregon claiming that LeCroy infringed eight of its U.S. patents. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. LeCroy denies that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. We believe we have meritorious defenses and we intend to vigorously defend this action.

     On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of United States patent number 5,333,147 (the "147 patent") entitled "Automatic Monitoring of Digital Communication Channel Conditions Using Eye Patterns." LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the 147 patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim.

     We are involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters that arise in the ordinary course of business. There are no matters pending, including those described above, that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 2003, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     LeCroy's Common Stock is traded on The Nasdaq National Market(R) under the symbol LCRY. As of September 2, 2003, we had 285 registered holders of record of our Common Stock, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers. The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The Nasdaq National Market.

                                                                HIGH       LOW
                                                                ----       ----
           FISCAL YEAR 2003
                  First Quarter................................ $11.95    $7.93
                  Second Quarter...............................  11.70     7.42
                  Third Quarter................................  13.25     7.93
                  Fourth Quarter...............................  11.06     7.84

           FISCAL YEAR 2002
                  First Quarter................................ $26.00   $13.52
                  Second Quarter...............................  20.00    13.75
                  Third Quarter................................  19.97    16.16
                  Fourth Quarter...............................  17.65    10.05


     We have never declared nor paid cash dividends on our Common Stock and we intend to retain all available funds for use in the operation and expansion of our business. We therefore do not anticipate that any cash dividends will be declared or paid in the foreseeable future.

     On June 30, 1999, we issued and sold an aggregate of 500,000 shares of our Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of $10,000,000 and warrants to purchase an aggregate of 250,000 shares of our Common Stock for an aggregate purchase price of $0.01. The securities were sold to Advent Global GECC III Limited Partnership, EnviroTech Investment Fund I Limited Partnership, Adwest Limited Partnership, Oakstone Ventures Limited Partnership and Advent Partners Limited Partnership, all of which are accredited investors as defined under Regulation D of the Securities Act. Proceeds of the issuance of Series A Preferred Stock and warrants to purchase Common Stock were allocated for general working capital purposes.

     The Series A Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder and, under certain circumstances specified in our Certificate of Incorporation, the Series A Preferred Stock is automatically convertible into shares of Common Stock (see Note 17 to the Consolidated Financial Statements for further information). The warrants are exercisable, at an exercise price of $20 per share of Common Stock, at any time until June 30, 2006. Each share of Series A Preferred Stock is entitled to one vote on all matters presented to holders of record of our Common Stock.

     In August 2000, we sold 517,520 shares of our Common Stock for gross proceeds of $5.2 million in a private equity placement. Proceeds from this sale of securities were used to repay existing indebtedness and fund working capital requirements and for other general corporate purposes.

     In August 2001, we sold 1,428,572 shares of our Common Stock for gross proceeds of $25.0 million. We intend to use the proceeds for operating needs and to fund growth through acquisitions and other transactions.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected Consolidated Statements of Operations Data for the five years ended June 30, 2003 and the Consolidated Balance Sheet data at June 30, 2003, 2002, 2001, 2000 and 1999 are derived from our Consolidated Financial Statements and have been adjusted to reflect the discontinuance of the Vigilant Networks business segment. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                             YEARS ENDED JUNE 30,
                                                          ----------------------------------------------------------
In thousands, except per share amounts                       2003        2002         2001        2000        1999
                                                             -----      -----        -----       -----       -----

Revenues:
   Digital oscilloscopes and related products............   $ 95,008   $ 101,077   $ 129,425   $ 110,237   $ 100,366
   High-energy physics products..........................          -       1,419       3,757       4,132       7,362
   Service and other (1).................................     12,851       8,960       8,206       7,031      11,763
                                                            --------   ---------   ---------   ---------   ---------
     Total revenues......................................    107,859     111,456     141,388     121,400     119,491

Cost of sales (2)........................................     51,471      59,982      67,838      61,706      60,298
                                                            --------   ---------   ---------   ---------   ---------
   Gross profit..........................................     56,388      51,474      73,550      59,694      59,193

Operating expenses:
   Selling, general and administrative (3)(5)............     40,940      40,212      44,459      35,644      42,305
   Research and development (4)(5).......................     18,226      22,006      17,682      15,165      15,861
                                                            --------   ---------   ---------   ---------   ---------
     Total operating expenses............................     59,166      62,218      62,141      50,809      58,166
                                                            --------   ---------   ---------   ---------   ---------

Operating (loss) income..................................     (2,778)    (10,744)     11,409       8,885       1,027

   (Loss) gain from sale of marketable securities........          -        (122)          -       2,460           -
   Other (expense) income, net...........................        (84)        310        (471)       (276)        158
                                                            --------   ---------   ---------   ---------   ---------
(Loss) income from continuing operations before
    income taxes and the cumulative
    effect of an accounting change ......................     (2,862)    (10,556)     10,938      11,069       1,185
   Benefit from (provision for) income taxes.............      1,059       4,307         897      (3,498)     (2,499)
                                                            --------   ---------   ---------   ---------   ---------
(Loss) income from continuing operations before the
    cumulative effect of an accounting change............     (1,803)     (6,249)     11,835       7,571      (1,314)
   Gain (loss) from discontinued operations, net of tax..        129           -      (1,994)    (11,009)     (5,474)
                                                            --------   ---------   ---------   ---------   ---------
(Loss) income before the cumulative effect of an
   accounting change.....................................     (1,674)     (6,249)      9,841      (3,438)     (6,788)
Cumulative effect of an accounting change for
   revenue recognition, net of tax.......................          -           -       4,417           -           -
                                                            --------   ---------   ---------   ---------   ---------
Net (loss) income........................................     (1,674)     (6,249)      5,424      (3,438)     (6,788)

Charges related to convertible preferred stock...........      2,069       1,876       1,700       1,540       1,844
Cumulative effect of an accounting change for
   preferred stock.......................................          -           -       1,848           -           -
                                                            --------   ---------   ---------   ---------   ---------
Net (loss) income applicable to common stockholders....     $ (3,743)  $  (8,125)  $   1,876   $  (4,978)  $  (8,632)
                                                            ========   =========   =========   =========   =========

(Loss) income per common share-basic:
    (Loss) income from continuing operations before the
      cumulative effect of an accounting change
      applicable to common stockholders..................   $  (0.37)  $   (0.81)  $    1.20   $    0.78   $   (0.41)
    Gain (loss) from discontinued operations.............       0.01           -       (0.24)      (1.42)      (0.72)
    Cumulative effect of an accounting change............          -           -       (0.74)          -           -
                                                            --------   ---------   ---------   ---------   ---------
    Net (loss) income applicable to common stockholders..   $  (0.36)  $   (0.81)  $    0.22   $   (0.64)  $   (1.13)
                                                            ========   =========   =========   =========   =========
(Loss) income per common share-diluted:
    (Loss) income from continuing operations
      before the cumulative effect of an accounting
      change applicable to common stockholders...........   $  (0.37)  $   (0.81)  $    1.15   $    0.76   $   (0.41)
    Gain (loss) from discontinued operations.............       0.01           -       (0.23)      (1.38)      (0.72)
    Cumulative effect of an accounting change............          -           -       (0.71)          -           -
                                                            --------   ---------   ---------   ---------   ---------
    Net (loss) income applicable to common stockholders..   $  (0.36)  $   (0.81)  $    0.21   $   (0.62)  $   (1.13)
                                                            ========   =========   =========   =========   =========
Weighted average number of common shares:
     Basic ..............................................     10,364      10,052       8,476       7,749       7,621
     Diluted ............................................     10,364      10,052       8,847       7,977       7,621

(See legend on following page)

     (1) Service and other revenue in each of fiscal 2003, 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" as of the beginning of fiscal 2001 (see Note 1 to the Consolidated Financial Statements). Included in Service and other revenue in fiscal 2003 and 1999 are technology license fees of $3.0 million and $4.9 million, respectively.

     (2) Included in Cost of sales in fiscal 2003 is $2.3 million of asset impairment charges and a $0.2 million charge for severance. In fiscal 2002, we recorded a $1.0 million charge for severance and $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. In fiscal 2001, Cost of sales includes $0.1 million in severance-related charges. Included in Cost of sales in fiscal 1999 are inventory write-downs of $2.2 million pursuant to restructuring of our business. (See Note 3 to the Consolidated Financial Statements for a detailed discussion of our restructuring plans).

     (3) Included in Selling, general and administrative expense in fiscal 2003 is a $0.3 million charge related to the cost of closing our Beaverton, Oregon facility and a $2.4 million charge for severance partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2002, we recorded $3.0 million in severance-related charges. In fiscal 2001, we recorded a charge for severance of $0.7 million, partially offset by the reversal of an unused 1999 restructuring reserve of $0.2 million. In fiscal 2000, we reversed $2.0 million of a restructuring reserve established in fiscal 1999. In fiscal 1999, we recorded charges of $6.8 million related to the consolidation of our oscilloscope operations. (See Note 3 to the Consolidated Financial Statements for a detailed discussion of our restructuring plans).

     (4) Research and development in each of fiscal 2003, 2002 and 2001 includes severance-related charges of $0.7 million, $0.2 million and $0.1 million, respectively, and in fiscal 2002 a $4.0 million technology access fee to IBM.

     (5) Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss (income).

                                                                         YEARS ENDED JUNE 30,
                                                     ----------------------- -----------------------------------
                                                        2003        2002        2001        2000        1999
                                                     --------     --------    --------    --------    ---------
                                                                           (IN THOUSANDS)
          CONSOLIDATED BALANCE SHEET DATA:
          Working capital (6).....................   $  62,831   $  63,265   $  41,610   $  24,129   $  31,516
          Total assets ...........................     122,152     126,991     122,160     100,849      99,685
          Total debt and capitalized leases.......         291         375         456      11,000       8,200
          Redeemable convertible preferred stock..      15,335      13,266      11,390       9,692       8,152
          Total stockholders' equity..............      80,514      81,505      60,480      47,109      51,855

     (6) At June 30, 2000, all of our outstanding debt of $11.0 million under our bank credit facility was classified as current and was included in net working capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K. The information contained below includes statements regarding the intent, belief or current expectations of LeCroy or our officers or directors that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual performance and results of operations to differ materially from those projected or suggested in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth at the end of this
Item 7. under the heading "Forward-Looking Statements."

     LeCroy currently operates as one business segment in the Test and Measurement Instrument market. Using our core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, we develop, manufacture, sell and license signal acquisition and analysis products. Our principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including computer / semi-conductor, data storage, communications and power measurement. We also produce modular digitizers and proprietary electronic components. In addition, we generate revenue by providing service on all of our products beyond the initial warranty period.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the fiscal years ended June 30, 2003, 2002 and 2001. On August 25, 2000, we sold substantially all of the assets and business of our Vigilant Networks business segment. Accordingly, the results of operations of this business segment have been reflected as discontinued operations.

                                                                                         YEARS ENDED JUNE 30,

                                                                                      2003       2002       2001
                                                                                      ----       ----       ----
Revenues:
     Digital oscilloscopes and related products...................................     88.1%      90.7%      91.5%
     High-energy physics products.................................................        -        1.3        2.7
     Service and other............................................................     11.9        8.0        5.8
                                                                                    -------    -------    -------
        Total revenues............................................................    100.0      100.0      100.0
Cost of sales (included in fiscal 2003 is $2.3 million of asset impairment charges (2.1% of total revenues) and $0.2 million of severance charges
        (0.2% of total revenues); included in fiscal 2002 is $3.6 million of inventory charges (3.2% of total revenues) and $1.0 million of severance charges (0.9% of total revenues); included in fiscal 2001 is $0.1
        million of severance charges (0.1% of total revenues))....................     47.7       53.8       48.0
                                                                                    -------    -------    -------
           Gross profit...........................................................     52.3       46.2       52.0
Operating expenses:
     Selling, general and administrative (included in fiscal 2003 is $0.3 million of plant closing costs (0.3% of total revenues) and $2.4 million of severance charges (2.2% of total revenues), partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million (0.1%
        of total revenues); included in fiscal 2002 is $3.0 of million of severance charges (2.7% of total revenues); included in fiscal 2001 is
        $0.7 million of severance charges (0.5% of total revenues), partially offset by the reversal of an unused 1999 restructuring reserve of $0.2
        million (0.2% of total revenues)).........................................     38.0       36.1       31.5
     Research and development (included in fiscal 2003, 2002 and 2001 were severance charges of $0.7 million, $0.2 million and $0.1 million (0.6%,
        0.2% and 0.1% of total revenues), respectively; included in fiscal 2002
        is a $4.0 million technology access fee (3.6% of total revenues)).........     16.9       19.7       12.5
                                                                                    -------    -------    -------
        Total operating expenses..................................................     54.9       55.8       44.0
Operating (loss) income...........................................................     (2.6)      (9.6)       8.0
      Other (expense) income, net.................................................     (0.1)       0.1       (0.3)
                                                                                    -------    -------    -------
(Loss) income from continuing operations before income taxes and
        the cumulative effect of an accounting change ............................     (2.7)      (9.5)       7.7
      Benefit from income taxes...................................................      1.0        3.9        0.6
                                                                                    -------    -------    -------
(Loss) income from continuing operations before the cumulative
        effect of an accounting change ...........................................     (1.7)      (5.6)       8.3

      Gain (loss) from discontinued operations, net of tax........................      0.1          -       (1.4)
                                                                                    -------    -------    -------
Net (loss) income before the cumulative effect of an accounting change............     (1.6)      (5.6)       6.9
      Cumulative effect of an accounting change for revenue
       recognition, net of tax....................................................       -          -         3.1
                                                                                    -------    -------    -------
Net (loss) income.................................................................     (1.6)%     (5.6)%      3.8%
                                                                                    =======    =======    =======

COMPARISON OF FISCAL YEARS 2003 AND 2002

     Total revenues were $107.9 million in fiscal 2003 compared to $111.5 million in fiscal 2002, a decrease of 3.2%, or $3.6 million. Revenues from digital oscilloscopes and related products decreased 6.0%, or $6.1 million, in fiscal 2003. Lower sales from discontinued product lines, OEM/distributed products and components were partially offset by sales of our application-specific Serial Data Analyzer and Disk Drive Analyzer versions of our high-end WaveMaster(TM) product line of digital oscilloscopes and increased sales of probes and accessory products.

     Revenues from high-energy physics products declined by $1.4 million, or 100%, in fiscal 2003 as a result of our decision in December 2001 to discontinue this product line. Revenues from Service and other revenue increased 43.4%, or $3.9 million, in fiscal 2003 primarily due to a $3.0 million agreement to license our MAUI(TM) Instrument Operating System technology. Service and other revenue in each of fiscal 2003, 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" as of the beginning of fiscal 2001 (see
Note 1 to the Consolidated Financial Statements).

      On a geographical basis, the Americas comprised $32.4 million, or 30%, of fiscal 2003 revenues compared to $33.1 million, or 30%, of fiscal 2002, Europe and the Middle East comprised $31.2 million, or 29%, of fiscal 2003 revenues compared to $33.1 million, or 30%, of fiscal 2002 and the Asia/Pacific region accounted for $44.3 million, or 41%, of fiscal 2003 revenues compared to $45.3 million, or 40%, of fiscal 2002.

     Gross margin was 52.3% in fiscal 2003 compared to 46.2% in fiscal 2002. Included in Cost of sales in fiscal 2003 is a $2.3 million (2.1% of total revenues) charge for the write-off of impaired intangible assets resulting from our decision to exit certain product lines and to make a significant change in our manufacturing strategy and $0.2 million (0.2% of total revenues) of severance charges. Included in Cost of sales in fiscal 2002 is a $1.0 million (0.9% of total revenues) charge for severance and a charge of $3.6 million (3.2% of total revenues) to increase our allowance for excess and obsolete inventory. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. The increase in gross margin in fiscal 2003 resulted from the $3.0 million technology license included in Service and other revenue, favorable margins on our high-end WaveMaster product line of digital oscilloscopes, more favorable product margins on the existing base of products due to higher average selling prices of our high-end products, increased operational efficiency and improved cost structure.

     Selling, general and administrative expense increased by 1.8%, or $0.7 million, from $40.2 million in fiscal 2002 to $40.9 million in fiscal 2003. Selling, general and administrative expense in fiscal 2003 includes $2.4 million of severance (2.2% of total revenues) charges and $0.3 million (0.3% of total revenues) of plant closing costs partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million (0.1% of total revenues) and in fiscal 2002 includes $3.0 of million of severance (2.7% of total revenues) charges. This increase in Selling, general and administrative expense is attributable to increased fixed selling costs as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by our direct sales force, establishing a direct presence in Singapore, the opening of two new offices in China partially offset by lower restructuring charges in fiscal 2003. As a percentage of total revenues, Selling, general and administrative expense was 38.0% in fiscal 2003, compared with 36.1% in fiscal 2002. This increase as a percentage of total revenues was primarily due to our inability to leverage higher costs of fixed infrastructure over the lower sales base.

     Research and development expense decreased by 17.2%, or $3.8 million, from $22.0 million in fiscal 2002 to $18.2 million in fiscal 2003. Included in Research and development in fiscal 2003 and 2002 are severance charges of $0.7 million and $0.2 million (0.6% and 0.2% of total revenues), respectively, and in fiscal 2002 a $4.0 million (3.6% of total revenues) technology access fee to IBM Corporation ("IBM"). We will use the access to this next-generation silicon germanium technology acquired from IBM to develop components that are expected to deliver higher density, greater speed and reduced power consumption than those currently available. Such components will be used in future high-speed digital oscilloscopes. As a percentage of sales, Research and development expense decreased from 19.7% in fiscal 2002 to 16.9% in fiscal 2003. This decrease as a percentage of total revenues was primarily due the technology access fee purchased in fiscal 2002 partially offset by increased severance charges and the inability to fully leverage expenses over the lower sales base in fiscal 2003. Despite the effects of the difficult economy, we maintained our commitment to product development in fiscal 2003 as evidenced by the successful execution of our product strategy of leveraging our high-end silicon germanium acquisition technology and MAUI Instrument Operating System deployed in WaveMaster into our WavePro product line of digital oscilloscopes. We intend to continue to invest a significant percentage of our revenues in our research and development efforts.

     Other (expense) income, net, which consists primarily of net interest income and foreign exchange gains or losses, was an expense of ($0.1) million in fiscal 2003, compared to income of $0.3 million in fiscal 2002. The decrease in income in fiscal 2003 was primarily due to a $0.3 million increase in foreign exchange losses on transactions denominated in other than the functional currency of LeCroy or our subsidiaries and lower net interest income earned on our cash balances due to lower interest rates.

     In fiscal 2003, we recorded a tax benefit of $1.1 million, or an effective tax rate of (37.0%), compared to a tax benefit of $4.3 million, or an effective tax rate of (40.8)%, in fiscal 2002. The effective tax rate in fiscal 2002 was based on an estimated annual effective tax rate of approximately 37.0%, increased by the release of a $0.4 million tax reserve related to a favorable audit settlement in the first quarter of fiscal 2002.

     Charges related to convertible preferred stock, comprising the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, were $2.1 million and $1.9 million in fiscal 2003 and 2002, respectively.

     See "Discontinued Operations" for a discussion and analysis of such amounts.

COMPARISON OF FISCAL YEARS 2002 AND 2001

     Total revenues were $111.5 million in fiscal 2002 compared to $141.4 million in fiscal 2001, a decrease of 21.2%, or $29.9 million. Revenues from digital oscilloscopes and related products decreased 21.9%, or $28.3 million, in fiscal 2002 primarily due to the impact of the difficult economic environment on our higher end products and execution issues in our U.S. sales channel. Revenues from high-energy physics products declined by $2.3 million, or 62.2%, in fiscal 2002 as a result of our decision in December 2001 to discontinue this product line. Service and other revenue in both fiscal 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's SAB 101 "Revenue Recognition in Financial Statements" as of the beginning of fiscal 2001 (see Note 1 to the Consolidated Financial Statements).

      On a geographical basis, the Americas comprised $33.1 million, or 30%, of fiscal 2002 revenues compared to $48.7 million, or 34%, of fiscal 2001, Europe and the Middle East comprised $33.1 million, or 30%, of fiscal 2002 revenues compared to $40.0 million, or 28%, of fiscal 2001 and the Asia/Pacific region accounted for $45.3 million, or 40%, of fiscal 2002 revenues compared to $52.7 million, or 38%, of fiscal 2001. The decline in revenues from the Americas in fiscal 2002 was primarily due to the impact of the difficult economic environment in the U.S. and execution issues in our U.S. sales channel. We addressed these execution issues in the fourth quarter of fiscal 2002 by hiring new sales management and converting the U.S. sales channel from partial coverage by manufacturers' sales representatives to full coverage by our direct sales force.

     Gross margin was 46.2% in fiscal 2002 compared to 52.0% in fiscal 2001. Included in Cost of sales in fiscal 2002 was $1.0 million (0.9% of total revenues) of severance charges and a $3.6 million (3.2% of total revenues) charge for excess and obsolete inventory. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. Included in Cost of sales in fiscal 2001 was $0.1 million (0.1% of total revenues) of severance charges. The decrease in gross margin from the prior year was due to the unfavorable absorption of costs resulting from lower sales volume, an unfavorable sales mix of lower margin products and higher technology-related royalties, in addition to the charges for severance and excess and obsolete inventory in fiscal 2002. These negative impacts were partially offset by favorable margins on our new high-end WaveMaster product line of digital oscilloscopes released in the third quarter of fiscal 2002.

     Selling, general and administrative expense decreased by 9.6%, or $4.2 million, from $44.5 million in fiscal 2001 to $40.2 million in fiscal 2002. Included in Selling, general and administrative expense in fiscal 2002 is $3.0 million (2.7% of total revenues) of severance charges and in fiscal 2001 is $0.7 million (0.5% of total revenues) of severance charges partially offset by the reversal of an unused 1999 restructuring reserve of $0.2 million (0.2% of total revenues). The decrease in Selling, general and administrative expense is attributable to the cost reduction initiatives taken in light of the poor economic environment including headcount reductions, salary freezes, reduced incentive payments and controls on discretionary spending, as well as lower variable selling costs partially offset by the increase in severance charges in fiscal 2002. As a percentage of total revenues, Selling, general and administrative expense was 36.1% in fiscal 2002, compared with 31.5% in fiscal 2001. This increase as a percentage of total revenues was primarily due to the inability to leverage the costs of fixed infrastructure over the lower sales base and the increase in severance charges in fiscal 2002. These fixed costs increased in fiscal 2002 as a result of the conversion, in the fourth quarter, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by the our direct sales force.

      Research and development expense increased by 24.5%, or $4.3 million, from $17.7 million in fiscal 2001 to $22.0 million in fiscal 2002. Included in Research and development in fiscal 2002 and 2001 are severance-related charges of $0.2 million and $0.1 million (0.2% and 0.1% of total revenues), respectively, and in fiscal 2002 a $4.0 million (3.6% of total revenues) technology access fee to IBM. Despite the effects of the difficult economy, we maintained our commitment to product development in fiscal 2002 as evidenced by the successful launch of WaveMaster, our first silicon germanium-based family of oscilloscopes. As a percentage of total revenues, Research and development expense increased from 12.5% in fiscal 2001 to 19.7% in fiscal 2002. This increase as a percentage of total revenues was primarily due to the inability to leverage expenses fully over the lower sales base, the purchased technology and the release of our high-end WaveMaster product line of digital oscilloscopes in the third quarter of fiscal 2002. We intend to continue to invest a significant percentage of our revenues in our research and development efforts.

     Other (expense) income, net, which consists of net interest income and foreign exchange gains or losses, was income of $0.3 million in fiscal 2002, compared to an expense of ($0.5) million in fiscal 2001. The increase in income was due to a $0.7 million reduction of foreign exchange losses as a result of our hedging program initiated in the third quarter of fiscal 2001. In addition, there was a $0.1 million improvement in net interest income due to higher average cash balances from the net proceeds of $23.2 million raised from a private equity placement in August 2001 and no significant bank borrowings during fiscal 2002. During the fourth quarter of fiscal 2002, we sold the remaining 1.0 million shares of our equity investment in Iwatsu. This transaction generated $1.8 million of cash and resulted in a pre-tax loss of ($0.1) million. No shares of Iwatsu stock were sold during fiscal 2001.

     In fiscal 2002, we recorded a tax benefit of $4.3 million, or an effective tax rate of (40.8)%, compared to a tax benefit of $0.9 million, or an effective tax rate of (8.2)%, in fiscal 2001. The (40.8)% effective tax rate consists of our (37.0)% annual effective tax rate increased by the release of a $0.4 million tax reserve related to a favorable audit settlement. During fiscal 2001, we used $8.2 million of net operating losses ($3.2 million of tax benefit) to offset taxable income from continuing operations and reversed, during the fourth quarter of fiscal 2001, $4.1 million of our valuation allowance into income. Partially offsetting these items, we recorded a tax expense of $1.6 million for the projected repatriation of cash from one of our foreign subsidiaries. Our tax provision in fiscal 2001 before the tax benefit from net operating losses and the reversal of our valuation allowance, partially offset by the tax expense for the projected cash repatriation from one of our foreign subsidiaries, would have been $4.7 million, or an effective tax rate of 43.3%.

     Charges related to convertible preferred stock, comprising the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, were $1.9 million and $1.7 million in fiscal 2002 and 2001, respectively. See Note 17 to the Consolidated Financial Statements for a discussion on the cumulative effect of an accounting change for Preferred Stock.

     See "Revenue Recognition" for a discussion and analysis of the cumulative effect of an accounting change for revenue recognition.

     See "Discontinued Operations" for a discussion and analysis of such amounts.

RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

     During the fourth quarter of fiscal 2003, we adopted a plan to consolidate our probe development activities into our Chestnut Ridge, New York facility. In connection with this plan, we closed our Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million; $0.1 million of which was recorded in Cost of sales, $0.6 million recorded in Selling, general and administrative expense and $0.2 million recorded in Research and development in the Consolidated Statement of Operations. The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. As of June 30, 2003, $0.3 million of the total $0.9 million has been paid and $0.6 million remains in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004.

     During the first quarter of fiscal 2003, we adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.7 million; $0.1 million of which was recorded in Cost of sales, $2.1 million recorded in Selling, general and administrative expense and $0.5 million recorded in Research and development in the Consolidated Statement of Operations. The plan implemented during fiscal 2003 resulted in improved operating efficiencies and reduced our headcount by 38 employees or approximately 9% of the workforce as compared to June 30, 2002. As of June 30, 2003, $2.0 million of the total $2.7 million has been paid and $0.7 million remains in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of fiscal 2004.

     We took steps during fiscal 2002 to reduce our expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or approximately 15% as compared to June 30, 2001. In connection with these workforce reductions, we recorded a $4.2 million charge ($1.0 million recorded in Cost of sales, $3.0 million in Selling, general and administrative expense and $0.2 million in Research and development in the Consolidated Statement of Operations) for severance and related expenses, including costs associated with the succession of our Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.2 million total charge, $4.0 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of June 30, 2003, $3.7 million of the total $4.0 million has been paid, $0.2 million remains accrued in Accrued expenses and other liabilities in the Consolidated Balance Sheet and $0.1 million of unused restructuring reserve was credited to Selling, general and administrative expense in the fourth quarter of fiscal 2003. Severance and other related amounts, including costs associated with the succession of our Chief Executive Officer, will be paid by the end of the second quarter of fiscal 2004.

     During the fourth quarter of fiscal 2001, in anticipation of continued weakness of the economy, we reduced our workforce by 25 employees or approximately 5% as compared to June 30, 2000. As a result of this workforce reduction, we recorded a severance charge of $0.9 million ($0.1 million recorded in Cost of sales, $0.7 million in Selling, general and administrative expense and $0.1 million in Research and development in the Consolidated Statement of Operations). The 2001 restructuring plan was completed as of June 30, 2002.

     During fiscal 1999, we adopted a restructuring plan, the objectives of which were to consolidate our oscilloscope operations in order to enhance operating efficiencies and to dedicate resources to the development of advanced technologies. The 1999 restructuring plan was completed in fiscal 2001. Cumulative through fiscal 2001, $8.2 million of the initial restructuring reserve established had been paid or used to reduce asset balances. Of this $8.2 million, $2.1 million related to inventories, $3.0 million related to severance and other employee benefit costs, $1.3 million related to the Geneva facility lease and $1.8 million related to the write-down of plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, we negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As a result, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. The residual balance of $0.2 million was credited to Selling, general and administrative expense in fiscal 2001.

DISCONTINUED OPERATIONS

     In August 2000, LeCroy divested its Vigilant Networks business segment, which comprised its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for LeCroy. Since this product's inception, we had made substantial investments in the Vigilant Networks business segment in terms of selling, marketing, research and development and administrative expenses. While the network analyzer had a unique technology, we decided that we could not continue to invest the financial resources necessary to capitalize on its future growth potential.

     In August 2000, we closed the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million. The remaining business of Digitech was classified as discontinued operations. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, we issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. After deducting the value of these warrants, along with fees and certain retained liabilities, we recorded a loss of ($0.6) million, net of a $0.3 million tax benefit, on the sale and discontinuance of the Vigilant Networks business segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter of fiscal 2001 due to changes in estimates. Fiscal 2001 revenues from discontinued operations were $0.4 million (through the measurement date) and losses from discontinued operations, net of tax, were ($1.4) million (through the measurement date).

     In fiscal 2003, we recorded a $0.1 million Gain on sale of discontinued operations in the Consolidated Statement of Operations, net of a $0.1 million tax provision, for the sale of the residual assets and business of Digitech and the reversal of unused accrued discontinued operations reserves.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $62.8 million at June 30, 2003, which represented a working capital ratio of 3.7 to 1, compared to $63.3 million, or 3.3 to 1, at June 30, 2002.

     Net cash provided by (used in) operating activities for the fiscal years ended June 30, 2003, 2002 and 2001 was $6.7 million, ($6.9) million and $0.6 million, respectively. The increase in net cash provided by operating activities in fiscal 2003 versus 2002 was primarily due to the $4.6 million decrease in net loss, the $3.0 million reduction in inventory due to increased operating efficiencies, increased accounts receivable collections activity of $1.5 million and reduced cash payments of $3.8 million for accounts payable, accrued expenses and other liabilities. The increase in cash used in operating activities in fiscal 2002 versus 2001 was primarily due to a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in accounts receivable balances related to lower revenue and improved collections experience on past due balances. The reduction in accounts payable, accrued expenses and other liabilities in fiscal 2002 reflects $3.1 million of payments on retained discontinued operations liabilities, severance payments and a reduction in accounts payable levels.

     Net cash (used in) provided by investing activities for the fiscal years ended June 30, 2003, 2002 and 2001 was ($3.9) million, ($2.2) million and $5.0 million, respectively. This increase in net cash used in investing activities in fiscal 2003 versus 2002 was primarily due to a $1.3 million acquisition of a technology license partially offset by a $1.5 million reduction in capital expenditures in fiscal 2003 and proceeds from the sale of marketable securities of $1.8 million in fiscal 2002. The decrease in cash provided by investing activities in fiscal 2002 versus 2001 was primarily due to the gross proceeds of $12.0 million received from the sale of the assets and business of the Vigilant Networks business segment in fiscal 2001, which effect was partially offset by the proceeds from the sale of marketable securities of $1.8 million in fiscal 2002 and the investment of ($2.1) million in computer software in fiscal 2001.

     Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2003, 2002 and 2001 was $0.5 million, $24.8 million and ($3.3) million, respectively. The decrease in cash provided by financing activities in fiscal 2003 versus 2002 was primarily due to the private equity placement in fiscal 2002 raising net proceeds of $23.2 million. Additionally, fewer stock options were exercised during fiscal 2003 due to a lower average stock price as compared to fiscal 2002. The increase in cash provided by financing activities in fiscal 2002 versus 2001 was primarily due to the net proceeds of $23.2 million raised from the private equity placement in fiscal 2002.

     We have a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on our Leverage Ratio. This revolving line of credit is secured by a lien on substantially all of our domestic assets. As of June 30, 2003, we have met our financial covenant requirements and there were no borrowings outstanding under this line of credit. The credit agreement was amended on September 2, 2003 to extend the expiration date of the revolving line of credit to November 30, 2003. Management plans to complete its negotiations and have a new revolving line of credit in place before this amendment expires.

     On June 12, 2000, we secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of June 30, 2003, we had $0.3 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.2 million of which was included in Deferred Revenue and other non-current liabilities on the Consolidated Balance Sheet. Outstanding borrowings under this line bear interest at 12.2%.

     In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.3 million as of June 30, 2003). No amounts were outstanding under these facilities as of June 30, 2003.

    Our contractual obligations and commitments include obligations associated with our capital and operating leases and a technology license agreement as set forth in the table below:


                                                                     PAYMENTS DUE BY PERIOD
                                                                     ----------------------
                                                             LESS THAN                               MORE THAN 5
                                                  TOTAL       1 YEAR     1-3 YEARS     3-5 YEARS        YEARS
                                                ---------    --------    ---------     ---------      ---------
                                                                        (IN THOUSANDS)

  Capital lease obligations.................    $     291    $     95    $     196     $       -      $       -
  Employee severance agreement..............          348         321           27             -              -
  Operating lease obligations...............        4,442       1,467        1,916         1,059              -
  Other contractual commitments to purchase
     information technology (1).............          750         500          250             -              -
                                                ---------    --------    ---------     ---------      ---------
                 Total.......................   $   5,831    $  2,383    $   2,389     $   1,059      $       -
                                                =========    ========    =========     =========      =========

     (1) As of June 30, 2003, we had a technology license agreement, under which we are unconditionally committed to pay $0.5 million and $0.3 million in fiscal 2003 and 2004, respectively.

     We believe that our cash on hand and cash flow generated by our continuing operations will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Notes 1 and 2 to the Consolidated Financial Statements. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

     LeCroy believes that the critical accounting policies discussed below involve significant management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related assets, liability, revenue and expense amounts.

     Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectable. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was $0.4 million at June 30, 2003 and 2002. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

     Allowance for Excess and Obsolete Inventory - LeCroy provides an allowance for estimated excess and obsolete levels of inventory equal to the lower of the cost of inventory and its estimated market value based on assumptions relating to future demand and market conditions. The allowance for excess and obsolete inventory was $2.1 million and $1.5 million at June 30, 2003 and June 30, 2002, respectively. If actual market conditions prove less favorable than those projected by management, additional inventory write downs may be required which could have a material adverse effect on our financial condition, results of operations and cash flows.

      Valuation of Long-Lived and Intangible Assets - The carrying values of long-lived assets and identifiable amortizable intangibles (including technology, manufacturing and distribution rights) are assessed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance of LeCroy relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends.

     The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods or on a straight-line basis. Management assesses the recoverability of these rights on the basis of actual and forecasted production units as well as the average selling price and standard costs of the related products after the amortization of the rights to determine profitability. If required, an impairment charge is recorded.

      Goodwill - Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2003 and determined that there was no impairment to our recorded goodwill balance of $1.9 million at June 30, 2003.

     Deferred Tax Assets - We have recorded $15.1 million of net deferred tax assets on our Consolidated Balance Sheet as of June 30, 2003 for the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are Federal, state and foreign loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $5.1 million as of June 30, 2003 to reserve for those tax assets we believe are not likely to be realized in future periods. Adjustments to the valuation allowance may be made in the future if it is determined that the realized amount of net operating losses and other deferred tax assets is greater or less than the amount recorded.

     Warranty - Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.2 million at June 30, 2003 and 2002. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve which would be charged or credited to the Consolidated Statement of Operations.

REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which we adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. We recognized pre-tax deferred license fee revenue of $1.3 million during fiscal years 2003, 2002 and 2001. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2003, the remaining balance of pre-tax deferred license fee revenue was $3.3 million.

     We recognize software license revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9 ("SOP 98-9"), "Modifications of SOP 97-2 with Respect to Certain Transactions." Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. Our determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). We analyze all of the elements and determine if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support.

     In accordance with SOP 97-2, we recognized $3.0 million of revenue for the perpetual license of our MAUI Instrument Operating System technology in fiscal 2003. Maintenance fees included in the license agreement will be recognized pro rata for each year of maintenance purchased.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting and reporting requirements for legal obligations associated with the retirement of tangible long-lived assets. In general, SFAS No. 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate those costs to expense using a systematic and rational method. Our adoption of this Statement, at the beginning of fiscal year 2003, did not have an impact on our consolidated financial statements.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. SFAS No. 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. We adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. Our adoption of this Statement did not have an impact on our consolidated financial statements.

     In October 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for our fiscal year 2004. Management believes the adoption of the provisions of EITF Issue No. 00-21 will not have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, though it does not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 also requires enhanced disclosures of product warranties (see Note 11 to the Consolidated Financial Statements). The recognition provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002 and will not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation set forth in SFAS No. 123. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to standards they are currently deliberating. Management continues to closely monitor the issuance of this standard as well as evaluate our position with respect to current guidance.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. We do not expect SFAS No. 149 to have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying certain financial instruments that represent obligations, yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatory redeemable securities, certain option contracts and obligations to be settled in shares. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material effect on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of LeCroy or its directors or officers with respect to, among other things, (i) market trends in our industries and the projected impact on LeCroy, (ii) the increasing importance of signal shape analysis; (iii) our ability to meet our customers' evolving needs; (iv) our position within our industries and our ability to compete effectively; (v) our ability to expand into new markets; (vi) the success of our new product introductions; (vii) trends in the seasonality of our sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) the sufficiency of our cash balances, cash flow and the availability of external financing sources to fund working capital, capital expenditure requirements and business or technology acquisitions; (xii) trends affecting our financial condition and results of operations; (xiii) our business and growth strategies; (xiv) the impact of adoption of accounting pronouncements; (xv) the Tektronix, Inc., litigation including the potential costs and outcome of that litigation, as well as other estimates relating to future operations; and (xvi) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "intends," "anticipates," "estimates," "plans," "projects," "believes," "is optimistic about," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent our best judgment as of the date of this Form 10-K, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; our ability to deliver a timely flow of competitive new products and market acceptance of these products; our ability to anticipate changes in the market; our ability to negotiate or maintain financing arrangements with lenders on terms that are acceptable; our ability to attract and retain qualified personnel, including our management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or our business strategies; risks due to an interruption in supply or an increase in price for our parts, components and sub-assemblies; our ability to realize sufficient margins on the sales of our products; the development of future products and our ability to use intellectual property and protect our patent portfolio; those risks listed under the heading "Risk Factors That May Impact Future Results" and in other cautionary statements in this document, as well as other risk factors listed from time to time in our reports filed with the Securities and Exchange Commission and press releases. The Company undertakes no obligation to update any forward-looking statements whether as a result of new information or future events.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

     In addition to other information in this Form 10-K and any information incorporated by reference in this Form 10-K, the following risk factors should be carefully considered when evaluating LeCroy and our business. Also, readers should carefully review our reports filed with the Securities and Exchange Commission and press releases. Investing in our securities involves a degree of risk. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business. If any of the risks described actually occur, our business, financial condition, results of operations and liquidity would likely suffer and the price of our securities could fall.

OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD CONTINUE TO BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL PRODUCTS REMAIN DEPRESSED.

     The economic downturn has resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the computer / semi-conductor, data storage, communications and power measurements markets have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. Although some segments of these industries have shown recent signs of stabilization, others, especially communications, continue to exhibit a downward cycle. Demand in these markets remains volatile so the underlying trend is uncertain.

     We are uncertain how long the current downturn will last and when a sustained recovery in these markets may occur, if ever. Any further decline in customers' markets or in the general economic conditions would likely result in a further reduction in demand for our products and would have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if customers' markets continue to decline, we may not be able to collect on outstanding amounts due to us. Such further decline could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach goals for restoring profitability. Finally, we may be required to secure additional debt or equity financing at some time in the future, and cannot be assured that such financing will be available on acceptable terms when required.

IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH MANUFACTURING CAPACITY, EARNINGS MAY CONTINUE TO SUFFER.

     We cannot immediately adapt production capacity and related cost structures to rapidly changing market conditions. When demand does not meet expectations, manufacturing capacity will likely exceed production requirements. The fixed costs associated with excess manufacturing capacity may adversely affect our earnings. Conversely, if during a market upturn we cannot increase manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on earnings and our overall business.

THE ACTIONS WE TOOK IN RESPONSE TO THE REDUCED DEMAND FOR OUR PRODUCTS AND SERVICES COULD HAVE LONG-TERM ADVERSE EFFECTS ON OUR BUSINESS.

     There are several risks inherent in our cost-cutting initiatives to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to develop and market products effectively and remain competitive in the industries in which we compete. Cost reduction measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

WE RELY ON SEVERAL SINGLE-SOURCE SUPPLIERS.

     We obtain certain parts, components and sub-assemblies from single sources. This has particularly been the case with several key integrated circuits made by certain single source suppliers. Alternative sources of supply for integrated circuits would be particularly difficult to develop over a short period of time. An interruption in supply or an increase in price for our parts, components and sub-assemblies could have a material adverse effect on our business, results of operations and financial condition.

COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

     The market for signal acquisition and analysis products such as our high-performance digital oscilloscopes is highly competitive. Our principal competitors in this market are Tektronix, Inc. ("Tektronix") and Agilent Technologies. Some of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     We believe that the principal factors of competition in the signal acquisition and analysis market are: a product's performance, including its bandwidth, sample rate, record length, and processing power; a product's price and quality; the vendor's name recognition; reputation; product availability; and availability and quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. Our success will depend in part on our ability to maintain and develop the advanced technology used in our signal acquisition and analysis products, as well as our ability to offer high-performance products at a favorable price-to-performance ratio. Although we believe that we currently compete effectively with respect to each of the principal bases of competition in the signal acquisition and analysis market in the $5,000 to $70,000 general price range in which our high-performance digital oscilloscopes are focused, we cannot assure you that we will continue to compete effectively.

WITHOUT THE TIMELY INTRODUCTION OF COMPETITIVE PRODUCTS, OUR PRODUCTS WILL BECOME TECHNOLOGICALLY OBSOLETE OVER TIME.

     We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products will become technologically obsolete over time, in which case our revenue and operating results could suffer. The success of new product offerings will depend on several factors, including our ability to identify customer needs properly, innovate and develop new technologies, manufacture and deliver products in sufficient volumes on time, differentiate offerings from competitors' offerings, price products competitively and anticipate competitors' development of new products or technological innovations.

WE DEPEND UPON KEY PERSONNEL AND QUALIFIED FUTURE HIRES TO IMPLEMENT OUR EXPANSION STRATEGY.

     Our success depends on the efforts and abilities of senior management and key employees in the sales, marketing, research and development, and manufacturing areas. Many of these employees would be difficult to replace. We do not have employment contracts with most of our key personnel and our continued low stock price means that many of our outstanding employee stock options are "under water" or have an exercise price above the current market price of our common stock. In addition, LeCroy's stock option plan expired on January 4, 2003. This means we are currently unable to grant any stock options to employees, which historically was a way for us to compensate and provide incentives to our employees. If we cannot retain existing key managers and employ additional qualified senior employees, our business, financial condition, and results of operations could be materially and adversely affected. Future expansion of operations will require us to attract, train, and retain new personnel. These factors could increase our operating expenses. If we are unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits increase substantially, our business, financial condition, and results of operations could be materially and adversely affected.

WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR INTELLECTUAL AND PROPRIETARY RIGHTS.

     Our success substantially depends upon our technology and products. We rely on patent and trade secret laws to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation might result in substantial costs and diversion of resources and management attention. Any infringement or misappropriation of our proprietary rights and the related costs of enforcing those rights could have a material adverse effect on our business.

WE MAY INFRINGE UPON OTHER PARTIES' PROPRIETARY RIGHTS.

     Our business activities may infringe upon the proprietary rights of others, who may assert infringement claims against us. Such claims and any resultant litigation could subject us to significant liability for damages, might result in invalidation of our proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention.

WE COULD BE AFFECTED BY GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES.

     We manufacture our products in the United States, and sell our products and purchase parts, components and sub-assemblies in a number of countries. We are therefore subject to legal and regulatory requirements, particularly the imposition of tariffs, customs and export controls, in a variety of countries. In addition, the export of high-performance digital oscilloscopes from the United States is subject to regulation under the Treaty for Nuclear Non-Proliferation.

OUR STOCK PRICE MAY BE VOLATILE IN THE FUTURE.

     The market price of our common stock fluctuates significantly. The stock price could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include: announcements of developments related to our business; announcements of technological innovations or new products or enhancements by us or our competitors; sales by competitors, including sales to our customers; sales of common stock into the public market, including by directors and members of management; developments in our relationship with our customers, partners, distributors, and suppliers; shortfalls or changes in revenue, gross margins, earnings or losses, or other financial results from analysts' expectations; regulatory developments; fluctuations in results of operations; trends in the seasonality of our sales; and general conditions in our market or the markets served by our customers.

     In addition, in recent years the stock market in general and the market for shares of technology stocks in particular have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. We cannot ensure that the market price of our common stock will not decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our operating performance.

IF OUR OPERATING RESULTS DO NOT IMPROVE IN THE LONG-TERM WE MAY BE REQUIRED TO ESTABLISH A VALUATION ALLOWANCE AGAINST OUR NET DEFERRED TAX ASSETS.

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. An additional valuation allowance would be recorded if it were more likely than not that some or all of our net deferred tax assets would not be realized before they expire. If we establish additional valuation allowances we might record a tax expense in our Consolidated Statement of Operations which would have an adverse impact on our operating performance.

IF WE ARE REQUIRED TO ACCOUNT FOR OPTIONS UNDER OUR EMPLOYEE STOCK PLANS AS A COMPENSATION EXPENSE, OUR NET INCOME AND EARNINGS PER SHARE WOULD BE SIGNIFICANTLY REDUCED.

     There has been an increasing public debate about the proper accounting treatment for employee stock options. Currently we record compensation expense only in connection with option grants that have an exercise price below fair value. It is possible that future laws and regulations will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations which would have an adverse impact on our operating performance.

WE ARE PARTY TO A LICENSE AGREEMENT WITH PUNITIVE CHANGE OF CONTROL PROVISIONS.

     In February 1994, we settled litigation with Tektronix involving allegations that our digital oscilloscope products infringed certain patents held by Tektronix. As part of the settlement, we entered into a license agreement with respect to such patents. Pursuant to the license agreement we made royalty payments to Tektronix totaling $8.5 million and received a worldwide, nonexclusive license under the applicable patents. The license agreement provides that Tektronix may terminate the license in the event that: we acquire 20% or more of the stock of, or a controlling interest in, any of a number of specified companies participating in the oscilloscope market or any of their respective affiliates (each, a "Restricted Company"); any Restricted Company acquires 20% or more of the stock of, or a controlling interest in, us or an affiliate of ours; or we attempt to transfer the Tektronix license to a Restricted Company, and do not first obtain Tektronix's prior written consent.

     This provision of the license agreement could preclude us from making an investment in or acquisition of such companies. It could also discourage such companies or other third parties from attempting to acquire control of us or limit the price that such parties might be willing to pay for our Common Stock. In addition, this provision could limit the price that investors might be willing to pay in the future for our Common Stock.

     The license agreement provides that the license will automatically terminate when all of the applicable patents expire on September 4, 2004. Once the license terminates, LeCroy will not suffer any negative consequences under the terms of the license agreement as a result of any of the above-mentioned investments or acquisitions.

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR STOCK OR OUR ABILITY TO SELL OUR BUSINESS.

     Our certificate of incorporation, by-laws, and stockholders rights plan, as well as the provisions of the Tektronix license agreement described above, contain anti-takeover provisions that could make it difficult for a third party to acquire control of us. Pursuant to the provisions contained in our bylaws, certificate of incorporation and stockholder rights plan, we can issue preferred stock with rights senior to those of our common stock without any further vote or action by our stockholders. Our board of directors can eliminate the right of our stockholders to act by written consent and our board of directors can impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to LeCroy of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, the European monetary unit, Swiss franc, British pound, Japanese yen, Korean won and Singapore dollar.

     During the third quarter of fiscal 2001, we began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, our financial reporting currency, or otherwise, will not adversely affect our results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. During fiscal 2003, 2002 and 2001, foreign currency exchange losses on assets or liabilities denominated in other than their functional currencies, net of gains or (losses) on related foreign exchange forward contracts, approximated ($0.4) million, ($0.1) million, and ($0.8) million, respectively. These net losses in fiscal 2003, 2002 and 2001 include gross gains of $0.1 million, $0.2 million and $0.3 million. At June 30, 2003 and 2002, we had approximately $6.7 million and $12.8 million, respectively, of open foreign exchange forward contracts all with maturities of three months or less.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would not have been significant to our results of operations, financial position or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               LECROY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE



Independent Auditors' Report............................................................................   33

Consolidated Balance Sheets as of June 30, 2003 and 2002................................................   35

Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001..................   36

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001........   37

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001..................   38

Notes to Consolidated Financial Statements..............................................................   39



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
LeCroy Corporation:

     We have audited the accompanying consolidated balance sheet of LeCroy Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the 2003 consolidated financial statements, we also audited the 2003 financial statement schedule as listed in
Item 15 of the Company's Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation and subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  KPMG LLP


Short Hills, New Jersey
August 5, 2003

                          INDEPENDENT AUDITOR' REPORT




The Board of Directors and Stockholders
LeCroy Corporation:

We have audited the accompanying consolidated balance sheet of LeCroy Corporation and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001. Our audits also included the financial statement schedule as listed in Item 15 of the Company's Form 10-K for the years ended June 30, 2002 and 2001. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeCroy Corporation and subsidiaries as of June 30, 2002, and the consolidated results of its operations and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule for the years ended June 30, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/      Ernst & Young LLP


MetroPark, New Jersey
July 31, 2002

                                            LECROY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                                                June 30,
In thousands, except par value and share data                                               2003       2002
--------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
     Cash and cash equivalents.........................................................   $ 30,851    $ 27,322
     Accounts receivable, net of reserves of $394 and $422
       at June 30, 2003 and 2002, respectively.........................................     20,523      23,880
     Inventories, net..................................................................     24,720      28,108
     Other current assets..............................................................     10,012      11,873
                                                                                          --------    --------
          Total current assets.........................................................     86,106      91,183

Property and equipment, net............................................................     20,021      21,354
Other assets...........................................................................     16,025      14,454
                                                                                          --------    --------
          Total assets.................................................................   $122,152    $126,991
                                                                                          ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable..................................................................   $ 10,937    $ 12,971
     Accrued expenses and other liabilities............................................     12,338      14,947
                                                                                          --------    --------
          Total current liabilities....................................................     23,275      27,918

Deferred revenue and other non-current liabilities.....................................      3,028       4,302
                                                                                          --------    --------
          Total liabilities............................................................     26,303      32,220

Commitments and contingencies

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock; 500,000 shares issued and outstanding designated as redeemable convertible preferred stock; liquidation value,
        $15,735 and $14,049 at June 30, 2003 and 2002, respectively)...................     15,335      13,266
                                                                                          --------    --------

Stockholders' Equity:
     Common stock, $.01 par value (authorized 45,000,000 shares; 10,412,562 and
        10,323,071 issued and outstanding at June 30, 2003 and 2002, respectively).....        104         103
     Additional paid-in capital........................................................     79,864      81,279
     Warrants to purchase common stock.................................................      2,165       2,165
     Accumulated other comprehensive loss..............................................     (1,598)     (3,695)
     Retained earnings (deficit).......................................................        (21)      1,653
                                                                                          ---------   --------
          Total stockholders' equity...................................................     80,514      81,505
                                                                                          --------    --------
          Total liabilities and stockholders' equity...................................   $122,152    $126,991
                                                                                          ========    ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            LECROY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended June 30,
In thousands, except per share data                                                  2003        2002        2001
-----------------------------------------------------------------------------------------------------------------------

Revenues:
     Digital oscilloscopes and related products..............................      $  95,008   $ 101,077   $ 129,425
     High-energy physics products............................................              -       1,419       3,757
     Service and other.......................................................         12,851       8,960       8,206
                                                                                   ---------   ---------   ---------
        Total revenues.......................................................        107,859     111,456     141,388
Cost of sales (included in fiscal 2003 is $2,280 of asset impairment charges and
     $163 of severance charges; included in fiscal 2002 is $3,601 of inventory charges and $1,035 of severance charges; included in fiscal 2001
     is $70 of severance charges)............................................         51,471      59,982      67,838
                                                                                   ---------   ---------   ---------
        Gross profit.........................................................         56,388      51,474      73,550
                                                                                   ---------   ---------   ---------
Operating expenses:
     Selling, general and administrative (included in fiscal 2003 is $286 of plant closing costs and $2,382 of severance charges, partially offset by the reversal of an unused 2002 restructuring reserve of $78; included in fiscal 2002 is $3,020 of severance charges; included in fiscal 2001 is
       $724 of severance charges, partially offset by the reversal of an unused
       1999 restructuring reserve of $243)...................................         40,940      40,212      44,459
     Research and development (included in fiscal 2003, 2002 and 2001 is $670,
       $185 and $117 of severance charges, respectively; included in fiscal
       2002 is a $4,000 technology access fee)...............................         18,226      22,006      17,682
                                                                                   ---------   ---------   ---------
        Total operating expenses.............................................         59,166      62,218      62,141
                                                                                   ---------   ---------   ---------
Operating (loss) income......................................................         (2,778)    (10,744)     11,409

     Other (expense) income, net.............................................            (84)        188        (471)
                                                                                   ----------  ---------   ----------
(Loss) income from continuing operations before income taxes and the
        cumulative effect of an accounting change............................         (2,862)    (10,556)     10,938
     Benefit from income taxes...............................................          1,059       4,307         897
                                                                                   ---------   ---------   ---------
(Loss) income from continuing operations before the cumulative effect
        of an accounting change..............................................         (1,803)     (6,249)     11,835

Discontinued operations:
     Loss from discontinued operations, net of tax benefit of $957 in
       fiscal 2001 ..........................................................              -           -      (1,442)
     Gain (loss) on sale, net of tax (provision) benefit of ($75) and $314 in
       2003 and 2001, respectively...........................................            129           -        (552)
                                                                                   ---------   ---------   ---------
(Loss) income before the cumulative effect of an accounting change...........         (1,674)     (6,249)      9,841
      Cumulative effect of an accounting change for revenue recognition,
         net of tax benefit of $2,728........................................              -           -       4,417
                                                                                   ---------   ---------   ---------
Net (loss) income............................................................         (1,674)     (6,249)      5,424

Charges related to convertible preferred stock...............................          2,069       1,876       1,700
Cumulative effect of an accounting change for preferred stock................              -           -       1,848
                                                                                   ---------   ---------   ---------
Net (loss) income applicable to common stockholders..........................      $  (3,743)  $  (8,125)  $   1,876
                                                                                   =========   =========   =========
(Loss) income per common share-basic:
     (Loss) income from continuing operations before the cumulative effect
       of an accounting change applicable to common stockholders.............      $   (0.37)  $   (0.81)   $   1.20
     Gain (loss) from discontinued operations................................           0.01           -       (0.24)
      Cumulative effect of an accounting change..............................              -           -       (0.74)
                                                                                   ---------   ---------   ---------
      Net (loss) income applicable to common stockholders....................      $   (0.36)  $   (0.81)  $    0.22
                                                                                   =========   =========   =========
(Loss) income per common share-diluted:
     (Loss) income from continuing operations before the cumulative effect
        of an accounting change applicable to common stockholders............      $   (0.37)  $   (0.81)   $   1.15
     Gain (loss) from discontinued operations................................           0.01           -       (0.23)
      Cumulative effect of an accounting change..............................              -           -       (0.71)
                                                                                   ---------   ---------   ---------
      Net (loss) income applicable to common stockholders....................      $   (0.36)  $   (0.81)  $    0.21
                                                                                   =========   =========   =========
Weighted average number of common shares:
      Basic..................................................................         10,364      10,052       8,476
      Diluted................................................................         10,364      10,052       8,847


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                Common  Stock   Common  Additional   Other      Retained
                                                --------------  Stock    Paid-in  Comprehensive Earnings
                                                Shares  Amount Warrants  Capital  Income (Loss) (Deficit)  Total
In thousands                                    ------  ------ -------- --------- ------------- ---------  -----
------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000...................      7,803  $  78  $ 1,848   $41,911   $ (4,629)   $ 7,901   $47,109
                                                                                                         -------
Comprehensive income:
    Net income.............................                                                      5,424     5,424
    Foreign currency translation...........                                          (2,412)              (2,412)
    Unrealized loss on marketable securities                                           (507)                (507)
                                                                                                         -------
Total comprehensive income.................                                                                2,505
                                                                                                         -------
Stock option and stock purchase plans......        188      2              2,427                           2,429
Tax benefit from exercise of stock options.                                3,135                           3,135
Charges related to convertible preferred stock                             1,847                (3,547)   (1,700)
Issuance of shares in private placements...        517      5              5,191                           5,196
Issuance of shares for acquisition.........        100      1                974                             975
Issuance of stock warrants.................                      1,366      (106)                          1,260
Exercise of stock warrants.................        126      1   (1,366)    1,366                               1
Securities offering costs..................                                 (430)                           (430)
                                                ------  -----   ------  --------    -------     ------   -------
Balance at June 30, 2001...................      8,734     87    1,848    56,315     (7,548)     9,778    60,480
                                                                                                         -------
Comprehensive loss:
    Net loss...............................                                                     (6,249)   (6,249)
    Foreign currency translation...........                                           4,213                4,213
    Reversal of cumulative unrealized gain
       on sale of marketable securities....                                           (360)                (360)
                                                                                                         -------
Total comprehensive loss...................                                                               (2,396)
                                                                                                         -------
Stock option and stock purchase plans......        160      2              2,031                           2,033
Tax benefit from exercise of stock options.                                   82                              82
Charges related to convertible preferred stock                                                  (1,876)   (1,876)
Issuance of shares in private placement....      1,429     14             24,986                          25,000
Issuance of stock warrants.................                        317      (317)                              -
Securities offering costs..................                               (1,818)                         (1,818)
                                                ------  -----   ------  --------    -------     ------   -------
Balance at June 30, 2002...................     10,323    103    2,165    81,279     (3,695)     1,653    81,505
                                                                                                         -------
Comprehensive loss:
    Net loss...............................                                                     (1,674)   (1,674)
    Foreign currency translation...........                                           2,097                2,097
                                                                                                         -------
Total comprehensive income.................                                                                  423
                                                                                                         -------
Stock option and stock purchase plans......         90      1                654                             655
Charges related to convertible preferred stock                            (2,069)                         (2,069)
                                                ------  -----   ------  --------    -------     ------   -------
Balance at June 30, 2003...................     10,413  $ 104  $ 2,165  $ 79,864    $(1,598)    $  (21)  $80,514
                                                ------  -----   ------  --------    -------     ------   -------


              The accompanying notes are an integral part of these
                       consolidated financialstatements.

                                             LECROY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
                                                                                        Years Ended June 30,
In thousands                                                                         2003       2002       2001
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income............................................................  $  (1,674) $  (6,249) $   5,424
    Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization..............................................      6,752      6,215      5,231
      Deferred income taxes......................................................     (1,674)    (4,466)    (3,957)
      Impairment of intangible assets............................................      2,030          -          -
      Recognition of deferred revenue............................................     (1,419)    (1,560)    (1,106)
      Loss on disposal of property and equipment.................................         52          -          -
      Inventory and severance charges............................................          -      3,772          -
      Loss on sale of marketable securities......................................          -        122          -
      Tax benefit from exercise of stock options.................................          -         82        537
      Cumulative effect of an accounting change, net of taxes....................          -          -      4,417
      (Gain) loss on sale of discontinued operations, net of taxes...............       (129)       -          552
    Change in operating asset and liabilities:
     Accounts receivable.........................................................      4,082      2,573     (8,130)
     Inventories.................................................................      3,582        630     (7,661)
     Other current and non-current assets........................................        415      1,117     (1,978)
     Accounts payable, accrued expenses and other liabilities....................     (5,334)    (9,099)     7,257
                                                                                    --------   --------   --------
Net cash provided by (used in) operating activities..............................      6,683     (6,863)       586
                                                                                    --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..........................................     (2,633)    (4,095)    (4,858)
     Investment in computer software.............................................          -          -     (2,097)
     Purchase of intangible assets...............................................     (1,260)         -          -
     Proceeds from the sale of marketable securities.............................          -      1,849          -
     Proceeds from the sale of business segment..................................          -          -     12,000
                                                                                    --------   --------   --------
Net cash (used in) provided by investing activities..............................     (3,893)    (2,246)     5,045
                                                                                    --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit and capital leases .........................          -          -        458
     Repayment of borrowings under line of credit and capital leases.............        (85)       (81)   (11,000)
     Proceeds from issuance of common stock......................................          -     23,182      4,766
     Proceeds from employee stock purchase and option plans......................        619      1,722      2,429
                                                                                    --------   --------   --------
Net cash provided by (used in) financing activities..............................        534     24,823     (3,347)
                                                                                    --------   --------   --------
Effect of exchange rate changes on cash..........................................        205        159        114
                                                                                    --------   --------   --------
     Net increase in cash and cash equivalents...................................      3,529     15,873      2,398
     Cash and cash equivalents, beginning of the year............................     27,322     11,449      9,051
                                                                                    --------   --------   --------
     Cash and cash equivalents, end of the year..................................  $  30,851  $  27,322   $ 11,449
                                                                                   =========  =========   ========

Supplemental Cash Flow Disclosure
     Cash paid during the year for:
           Interest..............................................................  $     104  $     119  $     462
           Income taxes..........................................................        816        716        590
     Non-cash investing and financing activities:
     Acquisition of distributor in exchange for amounts due to the Company......         300          -          -
     Issuance of shares for acquisition.........................................           -          -      1,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The LeCroy Corporation (the "Company" or "LeCroy"), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. Using the Company's core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, the Company develops, manufactures, sells and licenses signal acquisition and analysis products. The Company's principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including computer / semiconductor, data storage, communications and power measurement. The Company also produces modular digitizers and various electronic components. In addition, the Company generates revenue by providing service on all of its products beyond the normal warranty period.

Basis of Presentation and Use of Estimates

     The consolidated financial statements include the accounts of LeCroy Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include the allowance for doubtful accounts; allowance for excess and obsolete inventory; intangible asset valuation; determining when impairments are other-than-temporary; and the assessment of the valuation of deferred income taxes and income tax reserves. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

Fiscal Year Ending Dates

     The operations of the U.S. parent company, LeCroy Corporation, have a fiscal year ending on the Saturday closest to June 30 (June 28, 2003, June 29, 2002 and June 30, 2001). Each of these fiscal years represented a 52-week period. The majority of the foreign subsidiaries have a June 30 fiscal year-end. The consolidated financial statement year-end references are stated as June 30.

Revenue Recognition

      Revenue is recognized when products are shipped or services are rendered to customers, net of allowances for anticipated returns. The Company's revenue-earning activities generally involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition; pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. Revenues from service contracts are recognized ratably over the contract period. A deferral is recorded for post-contract support and any other further deliverables included within the sales contract agreement. This deferral is earned and accordingly, recognized as contract elements are completed.

     Beginning in fiscal 2001 with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," revenue from license fees under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized over the term of the related agreements. An on-going requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be "essential to the functionality" of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date.

     Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $1.3 million during fiscal years 2003, 2002 and 2001. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2003, the remaining balance of pre-tax deferred license fee revenue was $3.3 million.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9 ("SOP 98-9"), "Modifications of SOP 97-2 with Respect to Certain Transactions." Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support.

     In accordance with SOP 97-2, the Company recognized $3.0 million of revenue for the perpetual license of its MAUI Instrument Operating System technology in fiscal 2003. This perpetual license was included in Service and other revenue in the Consolidated Statements of Operations. Maintenance fees included in the license agreement will be recognized pro rata for each year of maintenance purchased.

Stock-Based Compensation

     The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. No stock-based employee compensation cost for the stock option plans is reflected in the Company's Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to Stockholders' Equity and amortized to expense over the requisite vesting periods. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to Financial Accounting Standards Board ("FASB") Statement No. 123.

     The following table illustrates the effect on net (loss) income and net
(loss) income per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                        YEARS ENDED
                                                                          JUNE 30,
                                                                        -----------
                                                            2003            2002             2001
                                                            ----            ----             ----

Net (loss) income, as reported.......................     $(1,674)       $ (6,249)          $ 5,424
Add: stock-based compensation expense included in
 reported net (loss) income, net of income taxes.....          24              87                 -
Deduct: stock-based compensation expense determined
  under fair value based method for all awards, net
  of income taxes ...................................      (2,143)         (3,373)           (2,539)
                                                          -------        --------           -------
Pro forma net (loss) income..........................      (3,793)         (9,535)            2,885
Charges related to convertible preferred stock.......       2,069           1,876             3,548
                                                          -------        --------           -------
Pro forma net (loss) income applicable to common
  stockholders.......................................     $(5,862)       $(11,411)          $  (663)
                                                          =======        ========           =======
(Loss) income per common share applicable to
   common stockholders:
     Basic, as reported..............................     $ (0.36)       $  (0.81)          $  0.22
     Diluted, as reported............................     $ (0.36)       $  (0.81)          $  0.21
     Basic, pro forma................................     $ (0.57)       $  (1.14)          $ (0.08)
     Diluted, pro forma..............................     $ (0.57)       $  (1.14)          $ (0.08)


                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

      The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rates of 2.84% for 2003, 4.09% for 2002 and 4.82% for 2001; no dividends; volatility factors of the expected market price of the Company's Common Stock of 71.4% for 2003, 71.2% for 2002 and 72.4% for 2001 and a weighted average expected life of the options of 4.7 years for 2003, 4.4 years for 2002 and 4.4 years for 2001. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The weighted average grant date fair value of options granted during fiscal years 2003, 2002 and 2001 was $6.16, $9.93 and $11.18, respectively.

Warranty

      The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." Estimated future warranty obligations related to products are provided by charges to operations in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to operations.

Research and Development

      Research and development costs are expensed as incurred.

Cash and Cash Equivalents

      Cash in excess of current operating requirements are invested in cash equivalents, which are short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

  Building.....................................................   20-32 years
  Furniture, machinery and equipment...........................    2-12 years
  Computer software............................................     5-7 years

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Impairment of Long-Lived Assets and Acquired Intangible Assets

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Goodwill

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2003 and 2002 and determined that there was no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all fiscal years presented, the Company's net (loss) income and net (loss) income per common share applicable to common stockholders would have been as follows:

                                                                                   YEARS ENDED
                                                                                     JUNE 30,
                                                                                  -------------
                                                                       2003            2002          2001
                                                                       ----            ----          ----
Net (loss) income, as reported..............................      $   (1,674)     $   (6,249)     $    5,424
Add back goodwill amortization, net of income taxes.........               -               -             279
                                                                  ----------      ----------      ----------
Net (loss) income, pro forma................................          (1,674)         (6,249)          5,703
Charges related to convertible preferred stock..............           2,069           1,876           3,548
                                                                  ----------      ----------      ----------
Net (loss) income applicable to common stockholders, pro
  forma.....................................................      $   (3,743)     $   (8,125)     $    2,155
                                                                  ==========      ==========      ==========
(Loss) income per common share applicable to
  common stockholders:
     Basic, as reported.....................................      $    (0.36)     $    (0.81)     $     0.22
     Diluted, as reported...................................      $    (0.36)     $    (0.81)     $     0.21
     Basic, pro forma.......................................      $    (0.36)     $    (0.81)     $     0.25
     Diluted, pro forma.....................................      $    (0.36)     $    (0.81)     $     0.24

Concentration of Credit Risk

     The Company develops and manufactures electronic equipment, principally digital oscilloscopes, which it sells primarily to design engineers and researchers in a broad range of industries, including computer / semiconductor, data storage, communications and power measurement. Sales are to all regions of the United States as well as to a multitude of foreign countries. Revenue derived from one customer, Iwatsu Electric Co. ("Iwatsu"), accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% the Company's consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Credit losses have been minimal and within management's expectations.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of foreign exchange forward contracts and short-term deposits in the United States and Europe with major banks with investment levels and debt ratings set to limit exposure with any one institution.

Income Taxes

      Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In general, the Company's policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Foreign Exchange

      The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at current exchange rates and all income and expenses at average exchange rates with translation adjustments recorded in Accumulated other comprehensive loss, which is a separate component of Stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other (expense) income, net in the Consolidated Statements of Operations. Losses in fiscal 2003, 2002 and 2001 resulting from foreign currency transactions, net of gains or losses on related foreign exchange forward contracts, approximated ($0.4) million, ($0.1) million and ($0.8) million, respectively. These net losses in fiscal 2003, 2002 and 2001 include gross gains of $0.1 million, $0.2 million and $0.3 million.

Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the Consolidated Balance Sheets equal or approximate their fair value due to their short term of maturity.

      The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are highly inversely correlated to the underlying assets and liabilities. The net gains or losses resulting from changes in the fair value of these derivatives and on assets or liabilities denominated in other than their functional currencies are included in Other income (expense), net in the Consolidated Statements of Operations. At June 30, 2003 and 2002, the Company had approximately $6.7 million and $12.8 million, respectively, of open foreign exchange forward contracts all with short-term maturities of less than three months.

     The Company classified its equity investments as available for sale and reported them at fair value. Unrealized gains or losses were reported net of income taxes and foreign exchange effect in Accumulated other comprehensive loss until disposition. During the fourth quarter of fiscal 2002, the Company sold the remaining 1.0 million shares of its equity investment in Iwatsu and reversed ($0.4) million of unrealized gains previously recorded in Accumulated other comprehensive loss and recorded a pre-tax loss of ($0.1) million in Other (expense) income, net in the Consolidated Statement of Operations.

Per Share Information

      Basic earnings per share ("EPS") excludes potential dilution and is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. Common stock equivalents are comprised of convertible preferred stock, employee stock options and warrants to purchase common stock. Common stock equivalents related to employee stock options and warrants to purchase common stock were 54,000, 333,000 and 371,000, in fiscal 2003, 2002 and 2001, respectively. In fiscal 2001, 500,000 of common stock equivalents related to the Company's convertible preferred stock and, in fiscal 2003 and 2002, all common stock equivalents were excluded from the loss per common share calculation because the effect would be anti-dilutive.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting and reporting requirements for legal obligations associated with the retirement of tangible long-lived assets. In general, SFAS No. 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate those costs to expense using a systematic and rational method. The adoption of this Statement, at the beginning of fiscal year 2003, did not have an impact on the Company's consolidated financial statements.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. SFAS No. 146 changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have an impact on the Company's consolidated financial statements.

     In October 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective in fiscal year 2004. Management believes the adoption of the provisions of EITF Issue No. 00-21 will not have a material effect on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying certain financial instruments that represent obligations, yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatory redeemable securities, certain option contracts and obligations to be settled in shares. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its consolidated financial statements.

3.   RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

     During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million; $0.1 million of which was recorded in Cost of sales, $0.6 million recorded in Selling, general and administrative expense and $0.2 million recorded in Research and development in the Consolidated Statement of Operations. The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. As of June 30, 2003, $0.3 million of the total $0.9 million has been paid and $0.6 million remains in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004.

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.7 million; $0.1 million of which was recorded in Cost of sales, $2.1 million recorded in Selling, general and administrative expense and $0.5 million recorded in Research and development in the Consolidated Statement of Operations. The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002. As of June 30, 2003, $2.0 million of the total $2.7 million has been paid and $0.7

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


million remains in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of fiscal 2004.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. As part of this effort, LeCroy reduced its workforce by 69 employees or approximately 15% as compared to June 30, 2001. In connection with these workforce reductions, the Company recorded a $4.2 million charge ($1.0 million recorded in Cost of sales, $3.0 million in Selling, general and administrative expense and $0.2 million in Research and development in the Consolidated Statement of Operations) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.2 million total charge, $4.0 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of June 30, 2003, $3.7 million of the total $4.0 million has been paid, $0.2 million remains accrued in Accrued expenses and other liabilities in the Consolidated Balance Sheet and $0.1 million of unused restructuring reserve was credited to Selling, general and administrative expense in the fourth quarter of fiscal 2003. Severance and other related amounts, including costs associated with the succession of the Company's Chief Executive Officer, will be paid by the end of the second quarter of fiscal 2004.

     During the fourth quarter of fiscal 2001, in anticipation of continued weakness of the economy, the Company reduced its workforce by 25 employees or approximately 5% as compared to June 30, 2000. As a result of this workforce reduction, the Company recorded a severance charge of $0.9 million ($0.1 million recorded in Cost of sales, $0.7 million in Selling, general and administrative expense and $0.1 million in Research and development in the Consolidated Statement of Operations). The 2001 restructuring plan was completed as of June 30, 2002.

     During fiscal 1999, the Company adopted a restructuring plan, the objectives of which were to consolidate its oscilloscope operations in order to enhance operating efficiencies and to dedicate resources to the development of advanced technologies. The 1999 restructuring plan was completed in fiscal 2001. Cumulative through fiscal 2001, $8.2 million of the initial restructuring reserve established had been paid or used to reduce asset balances. Of this $8.2 million, $2.1 million related to inventories, $3.0 million related to severance and other employee benefit costs, $1.3 million related to the Geneva facility lease and $1.8 million related to the write-down of plant assets, capitalized management information system software and other costs. In addition, during fiscal 2000, the Company negotiated the assignment of the remaining lease payments on the Geneva facility to a third party as of August 1, 2000. As a result, a restructuring credit of $2.0 million relating to the reversal of the remaining lease payments, net of fees, was recorded in the fourth quarter of fiscal 2000. The residual balance of $0.2 million was credited to Selling, general and administrative expense in fiscal 2001.

4.    DISCONTINUED OPERATIONS

     In August 2000, the Company divested its Vigilant Networks business segment, which comprised its Vigilant Networks, Inc. ("Vigilant") and Digitech Industries, Inc. ("Digitech") subsidiaries. Vigilant Networks' principal product, the Big Tangerine network analyzer, was a new product which was also being sold into a new market for the Company. Since this product's inception, the Company had made substantial investments in the Vigilant Networks business segment in terms of selling, marketing, research and development and administrative expenses. While the network analyzer had a unique technology, the Company decided that it could not continue to invest the financial resources necessary to capitalize on its future growth potential.

     In August 2000, the Company closed the sale of the assets and business of Vigilant and a portion of the assets and business of Digitech for gross proceeds of $12.0 million. The remaining business of Digitech was classified as discontinued operations. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of ($0.6) million, net of a $0.3 million income tax benefit, on the sale and discontinuance of the Vigilant Networks business segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter of fiscal 2001 due to changes in estimates. Fiscal 2001 revenues from discontinued operations were $0.4 million (through the measurement date) and losses from discontinued operations, net of tax, were ($1.4) million (through the measurement date).

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In fiscal 2003, the Company recorded a $0.1 million Gain on sale of discontinued operations in the Consolidated Statement of Operations, net of a $0.1 million tax provision, for the sale of the residual assets and business of Digitech and the reversal of unused accrued discontinued operations reserves.

5.   ACCOUNTS RECEIVABLE, NET

     The Company entered into an agreement with two of its customers, who are also vendors, in which it was granted the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2003 and 2002, the Company netted approximately $1.7 million and $4.8 million, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets.

6.   INVENTORIES

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                           JUNE 30,
                                                           --------
                                                     2003             2002
                                                     ----             ----
              Raw materials..................   $     6,372        $   7,735
              Work in process................         5,696            5,571
              Finished goods.................        12,652           14,802
                                                -----------        ---------
                                                $    24,720        $  28,108
                                                ===========        =========

     The allowance for excess and obsolete inventory included above amounted to $2.1 million at June 30, 2003 and $1.5 million at June 30, 2002. The value of demonstration units included in finished goods was $9.1 million and $7.5 million at June 30, 2003 and 2002, respectively.

7.   OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                           JUNE 30,
                                                           --------
                                                     2003              2002
                                                     ----              ----
              Deferred tax assets, net.......   $     7,200      $     8,700
              Other..........................         2,812            3,173
                                                -----------      -----------
                                                $    10,012      $    11,873
                                                ===========      ===========

8.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              JUNE 30,
                                                              --------
                                                        2003             2002
                                                        ----             ----
              Land and building.................   $    13,288      $    12,814
              Furniture, machinery and equipment        34,427           31,556
              Computer software.................         6,190            6,074
                                                   -----------      -----------
                                                        53,905           50,444
              Less:  Accumulated depreciation and
                     amortization...............       (33,884)         (29,090)
                                                   -----------      -----------
                                                   $    20,021      $    21,354
                                                   ===========      ===========

     Depreciation and amortization expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $4.7 million, $4.3 million and $3.3 million, respectively.

9.   OTHER ASSETS

     Other assets consist of the following:

                                                              JUNE 30,
                                                              --------
                                                        2003               2002
                                                        ----               ----
              Intangibles, net..................   $     5,232       $     7,217
              Deferred tax assets, net..........         7,934             4,760
              Goodwill..........................         1,874             1,574
              Other.............................           985               903
                                                   -----------       -----------
                                                   $    16,025       $    14,454
                                                   ===========       ===========

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Consolidated Balance Sheets as of the dates indicated:


                                                                                             JUNE 30,
                                                                 WEIGHTED                   ----------
                                                               AVERAGE LIVES          2003              2002
                                                               -------------        --------         ---------
  Intangible assets:

  Amortizable intangible assets:
     Technology, manufacturing and distribution rights.....       4.7 years         $  7,010          $  10,332
     Patents and other intangible assets...................       4.4 years              661                661
     Effect of currency translation on intangible assets...                              105                212
     Accumulated amortization..............................                           (2,544)            (3,988)
                                                                                    --------          ---------
  Net carrying amount......................................                         $  5,232          $   7,217
                                                                                    ========          =========
  Non-amortizable intangible assets:
     Goodwill (see Note 21)................................                         $  1,874          $   1,574
                                                                                    ========          =========



     During the second quarter of fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment, both of which are recorded in Cost of sales. The impairment resulted from the Company's strategic decision to exit certain older product lines and to make significant changes to the Company's manufacturing strategy to further improve operating efficiency. This reduction to Other assets for the impairment of technology, manufacturing and distribution rights along with the retirement of fully amortized assets was partially offset by the purchase of a new $2.0 million technology license recorded in Other assets in the Consolidated Balance Sheet. As of June 30, 2003, the Company paid $1.3 million for the technology license with the remaining $0.5 million recorded in Accrued expenses and other liabilities and $0.2 million in Deferred revenue and other non-current liabilities in the Consolidated Balance Sheet.

     Amortization expense for those intangible assets with finite lives was $2.0 million, $1.7 million and $1.3 million for fiscal 2003, 2002 and 2001, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2004 through 2008 will approximate $1.3 million, $1.9 million, $0.7 million, $0.7 million, and $0.6 million, respectively.

10.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                                    JUNE 30,
                                                                                    --------
                                                                             2003              2002
                                                                             ----              ----
              Compensation and benefits...........................      $      4,489       $     5,348
              Income taxes........................................             2,595             2,634
              Deferred license fee revenue........................             1,296             1,296
              Warranty............................................             1,235             1,247
              Retained liabilities from discontinued operations...               456             1,474
              Other...............................................             2,267             2,948
                                                                         -----------       -----------
                                                                         $    12,338       $    14,947
                                                                         ===========       ===========


11.  WARRANTIES

     The following table is a reconciliation of the changes in the Company's aggregate product warranty during the period ending June 30, 2003 and 2002.

                                                                                    JUNE 30,
                                                                                    --------
                                                                             2003               2002
                                                                             ----               ----
              Balance at beginning of period......................       $     1,247       $     1,529
                Accruals for warranties issued during the period..             1,160               688
                Warranty costs incurred during the period.........            (1,172)             (970)
                                                                         -----------       -----------
              Balance at end of period............................       $     1,235       $     1,247
                                                                         ===========       ===========

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     In connection with the agreement to license the Company's MAUI Instrument Operating System technology during the third quarter of fiscal 2003, the Company agreed to indemnify the purchaser for defense, settlement or payment of any judgment for intellectual property claims related to the license agreement. As of June 30, 2003, there have been no claims under such indemnification provisions.

     As is customary in the test and measurement industry, and as provided for in local law in the U.S. and other jurisdictions, the Company's standard terms of sale provide remedies to customers, such as defense, settlement, or payment of a judgment for intellectual property claims related to the use of its products. Such indemnification provisions are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." To date, claims under such indemnification provisions have not been significant.

12.  INCOME TAXES

     The components of (loss) income from continuing operations before income taxes are as follows:

                                              YEARS ENDED
                                                JUNE 30,
                                              -----------
                                2003            2002           2001
                                ----            ----           ----
Domestic...................    $ (2,750)     $(10,569)     $ 10,032
Foreign....................        (112)           13           906
                               --------      --------      --------
                               $ (2,862)     $(10,556)     $ 10,938
                               ========      ========      ========

     The income tax benefit (provision) from continuing operations consists of the following:


                                                                                           YEARS ENDED
                                                                                             JUNE 30,
                                                                                           -----------
                                                                               2003          2002            2001
                                                                               ----          ----            ----
               Current:
                  U.S. federal..........................................    $      -       $   325      $ (1,262)
                  U.S. state and local..................................         (93)         (128)         (410)
                  Foreign...............................................        (596)         (356)         (646)
               Deferred:
                  U.S. federal..........................................       1,613         4,105         2,575
                  U.S. state and local..................................         135           361           583
                  Foreign...............................................           -             -            57
                                                                            --------      --------      --------
                                                                            $  1,059      $  4,307      $    897
                                                                            ========      ========      ========

     The reconciliations between the benefit (provision) for income taxes at the U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows:

                                                                                           YEARS ENDED
                                                                                             JUNE 30,
                                                                                           -----------
                                                                               2003          2002           2001
                                                                               ----          ----           ----
               Benefit (provision) at U.S. federal statutory rate.......    $  1,002      $  3,695      $ (3,828)

               (Increase) reduction to statutory tax from:
                    Difference between U.S. and foreign rates...........        (336)         (352)         (305)
                    Use of net operating losses to offset taxable
                       income...........................................           -             -         3,159
                    Reversal of tax contingency reserve.................           -           400             -
                    Adjustment of net tax assets........................         524           644         4,096
                    Repatriation of foreign earnings....................           -             -        (1,622)
                    State income taxes, net of federal benefit..........         (61)          (80)         (627)
                    Other, net..........................................         (70)            -            24
                                                                            --------      --------      --------
               Income tax benefit.......................................    $  1,059      $  4,307      $    897
                                                                            ========      ========      ========


                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



Significant components of the Company's net deferred tax assets as of June 30, 2003 and 2002 were as follows:

                                                                JUNE 30,
                                                               ---------
                                                           2003          2002
                                                         --------     ----------

Federal and state loss and credit carryforwards......... $ 15,130     $  12,568
Foreign loss and credit carryforwards...................    1,887         1,908
Inventory and other reserves............................    3,203         3,924
                                                         --------     ---------
      Deferred tax assets before valuation allowance....   20,220        18,400
Valuation allowance.....................................   (5,086)       (4,940)
                                                         --------     ---------
      Net deferred tax assets........................... $ 15,134     $  13,460
                                                         ========     =========


     At June 30, 2003 and 2002, $7.2 million and $8.7 million, respectively, of the Company's net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, with the remaining $7.9 million and $4.8 million, respectively, included in Other assets.

     Under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize all or a portion of its net deferred tax asset if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its net deferred tax assets will be realized. Management assesses the realizability of the net deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. Based upon its assessment as of June 30, 2001, management concluded that it was more likely than not that the Company would realize benefits from its net deferred tax assets. The Company reduced its reserve against such assets by $6.7 million in the fourth quarter of fiscal 2001, $2.6 million of which related to deductions from employee stock option exercises and was credited to Additional paid-in-capital on the Consolidated Balance Sheet. In addition, during fiscal 2001, the Company utilized $8.2 million of net operating losses ($3.2 million tax benefit) to offset taxable income from continuing operations. During fiscal 2003 and 2002, the Company adjusted the value of certain deferred tax assets by $1.8 million and $1.2 million, respectively, and based upon its assessment of all deferred tax assets, increased its valuation allowance by $0.1 million and $0.6 million, respectively. The net impact of these adjustments was an increase in deferred taxes of $1.7 million and $0.6 million for fiscal 2003 and 2002, respectively. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

     Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. During the fourth quarter of fiscal 2001, however, the Company determined that it would repatriate approximately $7.0 million in future periods from one of its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and has provided for that amount in that year's tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was $22.1 million at June 30, 2003. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

     At June 30, 2003, the Company has U.S. federal income tax net operating loss carryforwards of $28.1 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in 2012 through 2023. Foreign tax net operating losses of $1.5 million at June 30, 2003 are available to offset future taxable income of certain foreign subsidiaries. Those foreign losses that begin to expire at various dates starting in 2004 are $0.1 million and those that do not expire are $1.4 million. Federal, state and foreign tax credits expire at various dates between 2004 and 2022.

13.  DEBT

     As of June 30, 2003 and 2002, the Company had a $15.0 million revolving line of credit with a commercial bank expiring on September 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio, as defined. A commitment fee of between .375% and .50% per annum, depending on the Company's Leverage Ratio, as defined, is payable on any unused amount under the line. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of June 30, 2003, the Company has met its financial covenant requirements and there were no borrowings outstanding under this line of credit. The credit agreement was amended on September 2, 2003 to extend the expiration date of the revolving

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

line of credit to November 30, 2003. The Company plans to complete its negotiations and have a new revolving line of credit in place before this amendment expires.

     On June 12, 2000, the Company secured a five year $2.0 million capital lease line of credit, bearing interest at 12.2%, to fund certain capital expenditures. As of June 30, 2003, the Company had $0.3 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.2 million in Deferred Revenue and other non-current liabilities on the Consolidated Balance Sheet. The outstanding borrowings under this line will be repaid by November 2005.

     In addition to the above U.S.-based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.3 million as of June 30, 2003). No amounts were outstanding under these facilities as of June 30, 2003.

     Interest expense included in Other income (expense), net in the Consolidated Statements of Operations was $0.1 million in fiscal 2003, $0.2 million in fiscal 2002 and $0.5 million in fiscal 2001.

14.  STOCK COMPENSATION PLANS

Stock Option Plans

     The Company maintains two stock option plans, the Amended and Restated 1993 Stock Incentive Plan ("1993 Plan") and the 1998 Non-Employee Director Stock Option Plan ("1998 Plan"). The Company's shareholder proposal to approve the amendment and restatement of the 1993 Plan, which would have extended the termination date of the 1993 Plan from January 4, 2003 to January 4, 2008, was withdrawn from consideration by the Board of Directors and not voted on by the stockholders at the meeting. Accordingly, the 1993 Plan expired on January 4, 2003.

     Under the 1993 Plan, options were issued to full-time employees, including officers and non-employee consultants to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value on the date of grant. For individuals who own more than 10% of the Common Stock of the Company, the exercise price of incentive stock options was not less than 110% of the fair value on the date of grant. No more than an aggregate of 2,608,696 shares of Common Stock was allowed to be issued pursuant to the exercise of incentive stock options granted under the 1993 Plan. This limitation did not apply to non-qualified stock options or restricted stock awards that were granted under the 1993 Plan. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally either ten or eleven years from the date of grant.

     During fiscal 2002, 17,210 shares of restricted stock were granted to certain key employees. The fair value of the restricted stock on the date of grant is being amortized to expense ratably over three years, the period in which restrictions are removed.

     In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of June 30, 2003, stock options issued pursuant to the 1995 Plan of 13,441 are outstanding and vested according to the provisions of the 1995 Plan on the date the plan was terminated. Pursuant to the 1998 Plan, each non-employee director received a stock option grant of 15,000 shares exercisable at the market price on the date the plan was adopted or upon initial election to the Board of Directors. These options vest ratably over a 36-month period. Additionally, each non-employee director will receive an annual stock option grant of 7,000 shares (5,000 shares prior to an amendment dated October 25, 2000) exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan.

     Stock option transactions for fiscal years 2003, 2002 and 2001 under all plans are as follows:

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                     NUMBER OF     EXERCISE PRICE      EXERCISE
                                                                      SHARES          PER SHARE         PRICE
                                                                  ----------------------------------------------
Outstanding at June 30, 2000.....................................     2,438,681   $ 5.95  - $ 37.00   $   16.85
Granted..........................................................       222,929    13.88  -   25.00       19.20
Exercised........................................................      (144,438)    5.95  -   23.50       12.90
Cancelled........................................................      (245,389)    5.95  -   32.25       20.87
                                                                     ----------  ------------------   ---------
Outstanding at June 30, 2001.....................................     2,271,783     6.33  -   37.00       16.85
Granted..........................................................       678,228    10.24  -   23.49       17.15
Exercised........................................................      (102,498)    6.33  -   17.50       11.67
Cancelled........................................................      (170,422)    6.33  -   23.50       17.56
                                                                     ----------  ------------------   ---------
Outstanding at June 30, 2002.....................................     2,677,091     6.33  -   37.00       17.15
Granted..........................................................       440,250     9.10  -   11.70       10.51
Exercised........................................................       (17,057)    6.33  -    6.33        6.33
Cancelled........................................................      (311,340)    9.20  -   32.25       18.49
                                                                     ----------  ------------------   ---------
Outstanding at June 30, 2003.....................................     2,788,944   $ 6.33  - $ 37.00   $   16.02
                                                                     ==========  ==================   =========


     The following table summarizes information about stock options outstanding at June 30, 2003:

                                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                     AT JUNE 30, 2003                      AT JUNE 30, 2003
                                           --------------------------------------     ---------------------------
                                                                       WEIGHTED
                                                          WEIGHTED     AVERAGE                         WEIGHTED
                                                          AVERAGE     REMAINING                         AVERAGE
                                           NUMBER OF      EXERCISE    CONTRACTUAL        NUMBER OF     EXERCISE
                 RANGE                      SHARES         PRICE     LIFE (YEARS)         SHARES        PRICE
                 -----                     -------         -----     ------------       ---------       -----
         $  6.33   -  $ 12.00                697,192     $  9.39          7.02            268,164      $  7.70
         $ 12.01   -  $ 18.00              1,130,797       15.08          6.05            923,174        15.16
         $ 18.01   -  $ 24.00                900,054       21.44          5.94            679,622        21.76
         $ 24.01   -  $ 37.00                 60,901       29.12          4.97             50,901        29.93
                                           ---------                                    ---------
           Total                           2,788,944     $ 16.02          6.23          1,921,861      $ 16.84
                                           =========     =======         =====          =========      =======

     Of the total stock options outstanding, 1,921,861, 1,642,530 and 1,193,719 were exercisable at June 30, 2003, 2002 and 2001, respectively. Stock options available for grant under the 1998 Plan were 266,000 at June 30, 2003 and under the 1993 Plan and 1998 Plan were 955,114 and 963,983 at June 30, 2002 and 2001, respectively.

Employee Stock Purchase Plan

      In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan and reserved for issuance an aggregate of 434,783 shares of Common Stock. The Plan allows eligible employees to purchase Common Stock through payroll deductions at prices equal to 85% of the market value on the first or last business day of the offering period, whichever is lower. The option to purchase stock will terminate on July 7, 2005. Through June 30, 2003, 387,158 shares have been issued under the Employee Stock Purchase Plan and 47,625 shares are available for future issuance at June 30, 2003.

15.  COMMON STOCK

     On August 15, 2001 (the "Closing"), the Company sold 1,428,572 shares of its Common Stock for gross proceeds of $25.0 million in a private equity placement. The Company intends to use the proceeds for operating needs and to fund growth through acquisitions and other transactions. In connection with the private equity placement, the Company issued to the placement agent a warrant to purchase up to 28,571 shares of Common Stock at an exercise price of $17.50. On the Closing, the Company used the Black-Scholes option-pricing model to assign an aggregate value of $0.3 million to this warrant. This warrant to purchase shares of Common Stock is outstanding at June 30, 2003.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

16.  STOCKHOLDER RIGHTS PLAN

     On November 2, 1998, the Company's Board of Directors declared a dividend distribution of one right in respect to each share of LeCroy's Common Stock outstanding at the record date, November 18, 1998. Initially, the rights will trade together with the Common Stock and will not be exercisable or separately tradable. The rights will be exercisable if a person or group acquires, in the future, 15% or more of the Company's stock or announces a tender offer. Right holders, other than the acquiring person or group, are then entitled to purchase an amount of the Company's stock at a 50% discount to the share price at that time. The amount of stock that a right holder is entitled to purchase is based on the exercise price. Under certain circumstances, the right will entitle the stockholder to buy shares in an acquiring entity at a discount.

     The Board of Directors may redeem the rights at a price of $0.001 per right up until 10 days following a public announcement that any person or group has acquired 15% or more of LeCroy's Common Stock. The rights will expire on November 2, 2008, unless redeemed prior to that date.

17.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), LeCroy completed a private placement of 500,000 shares of convertible redeemable preferred stock (the "Preferred Stock") for proceeds of $10.0 million. The shares of the Preferred Stock are convertible at any time by the holders into 500,000 shares of Common Stock. After the fifth anniversary of the Closing, the holders may redeem their shares at cost plus a 12% compounding annual dividend since the date of issue. The shares of Preferred Stock automatically convert to Common Stock on a one-for-one basis in the event of a firmly underwritten public offering raising at least $20.0 million, provided that the price per share is at least $40 if the offering takes place after the second anniversary of the Closing (an "automatic conversion"). Upon an automatic conversion, the holders of the Preferred Stock will also receive payment of all accrued 12% dividends from the issue date to the conversion date. The holders of the Preferred Stock are also entitled to payment of the 12% compounding annual dividend in the event of a liquidation of the Company or upon a merger or sale of substantially all of the Company's assets. Using the 12% dividend rate, the liquidation value of the Preferred Stock at June 30, 2003 was $15.7 million.

     In connection with the private placement of Preferred Stock, the Company issued 250,000 fully exercisable warrants to purchase shares of Common Stock at an exercise price of $20. On the Closing, the Company used the Black-Scholes option-pricing model to assign an aggregate value of $1.8 million to the 250,000 warrants. As such, $1.8 million of the $10.0 million proceeds was allocated to Warrants to purchase common stock and the remaining $8.2 million was allocated to redeemable Preferred Stock. The value assigned to the warrants of $1.8 million accretes to the value of the Preferred Stock over five years. The Company currently records a non-cash charge to net income of approximately $0.4 million per year in arriving at net income available to common stockholders.

     On the Closing, LeCroy's stock price was $23.69 per share. This caused the conversion feature of the redeemable Preferred Stock to be "in the money." As a result, the intrinsic value of this conversion feature was calculated to be $1.8 million. This $1.8 million was treated as an additional preferred dividend to the preferred investors and was charged to Additional paid-in capital. This additional preferred dividend was deducted from net income in arriving at net income applicable to common stockholders in the calculation of earnings per share for fiscal 1999.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     During fiscal 2001, the Company adopted the provisions of the FASB's EITF Issue No. 00-27 "Application of EITF Issue No. 95-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF No. 00-27 adjusts the calculation of the original conversion discount charge by requiring that the fair value of the Preferred Stock be reduced by the value assigned to warrants to buy common stock that were issued with the Preferred Stock. As a result, the Company recorded an additional $1.8 million cash conversion discount charge in fiscal 2001 that has been presented as the cumulative effect of a change in accounting principle in determining net income applicable to common stockholders.

18.  EMPLOYEE BENEFIT PLANS

     The Company has a trusteed employee 401(k) savings plan for eligible U.S. employees under which it contributes an unconditional match up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee's eligible compensation. Prior to July 1, 2001, such match was discretionary. For fiscal 2003, 2002, and 2001, the Company has expensed $0.4 million, $0.3 million and $0.5 million, respectively, in contributions to this plan.

     The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings, as defined, currently ranging from 2.0% to 6.5%. The Company makes a matching contribution based also upon a percentage of the employee's earnings currently ranging from 3.5% to 11.0%. The Company contributions amounting to $0.3 million in each of fiscal 2003, 2002 and 2001 were charged to expense in each respective period.

     The Company maintained a qualified Employee Stock Ownership Plan ("ESOP" or the "Plan") which had been established in accordance with the requirements and provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and has been approved by the Internal Revenue Service ("IRS"). During fiscal 2002, the Company decided to terminate the ESOP given the inactivity of the Plan and the need to streamline the Company's benefits program. On June 11, 2002, the IRS issued a favorable determination ruling allowing the Company to terminate the ESOP and to distribute the funds contributed to participants. The ESOP was terminated during the first quarter of fiscal 2003 with no financial impact to the Company. The Company did not contribute to the Plan in fiscal 2002 and 2001.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in the signal analysis segment of the Test and Measurement Instrument market, in which it develops, manufactures, sells and licenses signal acquisition and analysis products principally in the form of high-performance digital oscilloscopes. These products are used by design engineers and researchers in a broad range of markets, including computer / semiconductor, data storage, communications and power measurement.

     Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                                                             2003            2002            2001
                                                                             ----            ----            ----
        North America..............................................     $  32,394       $  33,052       $  48,706
        Europe and Middle East.....................................        31,171          33,056          40,042
        Asia and Pacific...........................................        44,294          45,348          52,640
                                                                        ---------       ---------       ---------
                                                                        $ 107,859       $ 111,456       $ 141,388
                                                                        =========       =========       =========
     Total assets by geographic area are as follows:

                                                                                            2003            2002
                                                                                            ----            ----
        North America...........................................................        $  89,500       $  91,599
        Europe and Middle East..................................................           23,648          25,585
        Asia and Pacific........................................................            9,004           9,807
                                                                                        ---------       ---------
                                                                                        $ 122,152       $ 126,991
                                                                                        =========       =========

     Revenue derived from one customer, Iwatsu, accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% the Company's consolidated revenues in any of the last three fiscal years. Revenues attributable to Canada and Mexico are included in North America and represent less than 7% and 0.2%, respectively, of North American revenues in all fiscal years presented.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Revenue attributable to individual countries that account for 10% or more of total revenues in fiscal 2003 include the United States ($29.0 million), Japan ($17.4 million) and Germany ($11.0 million); in fiscal 2002 include the United States ($31.2 million), Japan ($25.6 million) and Germany ($11.8 million); and in fiscal 2001 include the United States ($45.2 million), Japan ($18.2 million) and Germany ($14.3 million).

20.  COMMITMENTS AND CONTINGENCIES

Leases

     Operating leases covering plant, certain office facilities and equipment expire at various dates through 2008. Future minimum annual lease payments required during the years ending in fiscal 2004 through 2008, under noncancelable operating leases having an original term of more than one year, are $1.5 million, $1.1 million, $0.8 million, $0.7 million, and $0.4 million, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 2003, 2002 and 2001 approximated $2.0 million, $1.9 million and $1.7 million, respectively.

Environmental

      The Company's former subsidiary, Digitech Industries, Inc., was notified by the Connecticut Department of Environmental Protection (the "DEP") that it may be responsible for environmental damage that occurred at its previously leased facilities in Ridgefield, Connecticut (the "Ridgefield Site"). Based upon recommendations made by the DEP, Digitech engaged environmental consultants to assist it in evaluating the costs associated with the DEP's recommendations for monitoring and remediation of the environmental damage.

     In May 1999, LeCroy, Digitech Industries, Inc. and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners have purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both LeCroy and Digitech as insured parties. The current owners of the Ridgefield Site have also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site have also agreed to hold both LeCroy and Digitech Industries harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site. The Company has retained this liability after the sale of the Vigilant segment and the residual assets of Digitech.

Technology

     As of June 30, 2003, the Company has one technology license agreement under which it is unconditionally committed to pay $0.5 million and $0.3 million in fiscal 2004 and 2005, respectively.

Legal

     On August 5, 2003, LeCroy filed a complaint in the United States District Court for the District of Oregon claiming that Tektronix has infringed on four of LeCroy's patents. On April 28, 2003, Tektronix had filed a complaint against LeCroy in the United States District Court for the District of Oregon claiming that LeCroy infringed eight of its U.S. patents. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. LeCroy denies that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. The Company believes it has meritorious defenses and it intends to vigorously defend this action.

     On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of United States patent number 5,333,147 (the "147 patent") entitled "Automatic Monitoring of Digital Communication Channel Conditions Using Eye Patterns." LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the 147 patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters that arise in the ordinary course of business. There are no matters pending, including those described above, that the Company expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows.

21.  ACQUISITIONS

     In July 2000, the Company issued 100,000 shares of its Common Stock to acquire all of the outstanding common stock of Lightspeed Electronics Corporation ("Lightspeed"). The acquisition of Lightspeed was recorded using the purchase method of accounting. The excess of cost over net assets acquired of $1.0 million was amortized over a five year period until June 30, 2001 when the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets"
(see Note 1).

     During the third quarter of fiscal 2003, the Company acquired a former distributor in Singapore for $0.3 million in exchange for amounts due to the Company. The purchase price allocation resulted in $0.3 million of goodwill.

22.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     Summarized unaudited quarterly operating results for fiscal year 2003 and 2002 are as follows:

                                                                           QUARTERS ENDED
                                            -------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                FISCAL YEAR 2002                         FISCAL YEAR 2003
                                            -----------------------------------------   -----------------------------------------
                                            SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,  JUNE 30,
                                              2001        2001       2002       2002       2002       2002       2003       2003
                                              -----      -----      -----      -----      -----      ------     -----      -----
                                            -------------------------------------------------------------------------------------
Revenues (1)
  Digital oscilloscopes and related
    products .............................  $ 27,596   $ 25,884   $ 21,333   $ 26,264   $ 22,473   $ 24,382   $ 21,009   $ 27,144
  High-energy physics products ...........     1,095        293         31          -          -          -          -          -
  Service and other ......................     2,074      2,196      2,244      2,446      2,518      2,255      5,527      2,551
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Total revenues ......................    30,765     28,373     23,608     28,710     24,991     26,637     26,536     29,695

Cost of sales (2) ........................    14,743     18,756     12,409     14,074     12,390     15,007     11,478     12,596
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Gross profit ........................    16,022      9,617     11,199     14,636     12,601     11,630     15,058     17,099
Selling, general and administrative
  expenses (3) ...........................     9,505     10,823      9,609     10,275     10,690      9,363      9,552     11,335
Research and development expenses (4) ....     4,456      3,906      5,493      8,151      4,512      4,358      4,667      4,689
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Operating income (loss) .............     2,061     (5,112)    (3,903)    (3,790)    (2,601)    (2,091)       839      1,075
Other income (expense), net ..............       271        (19)      (397)       333       (104)       (47)       (10)        77
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Income (loss) from continuing
       operations before income taxes ....     2,332     (5,131)    (4,300)    (3,457)    (2,705)    (2,138)       829      1,152
Provision for (benefit from) income taxes        486     (1,921)    (1,591)    (1,281)    (1,001)      (791)       307        426
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Income (loss) from continuing
       operations ........................     1,846     (3,210)    (2,709)    (2,176)    (1,704)    (1,347)       522        726
Gain on sale from discontinued operations,
  net of tax .............................         -          -          -          -          -          -          -        129
                                            --------   --------   --------   --------   --------   --------   --------   --------
     Net income (loss) ...................     1,846     (3,210)    (2,709)    (2,176)    (1,704)    (1,347)       522        855
Charges related to convertible preferred
  stock ..................................       467        468        469        472        515        517        518        519
                                            --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) applicable to common
  stockholders............................  $  1,379   $ (3,678)  $ (3,178)  $ (2,648)  $ (2,219)  $ (1,864)  $      4   $    336
                                            ========   ========   ========   ========   ========   ========   ========   ========

Income (loss) per common share-basic:
  Income (loss) from continuing operations
    applicable to common stockholders.....  $   0.15   $  (0.36)  $  (0.31)  $  (0.26)  $  (0.21)  $  (0.18)  $      -   $   0.02
  Gain from discontinued operations.......         -          -          -          -          -          -          -       0.01
                                            --------   --------   --------   --------   --------   --------   --------   --------
  Net (loss) income applicable to common
    stockholders ........................   $   0.15   $  (0.36)  $  (0.31)  $  (0.26)  $  (0.21)  $  (0.18)  $      -   $   0.03
                                            ========   ========   ========   ========   ========   ========   ========   ========
Income (loss) per common share-diluted:
  Income (loss) from continuing operations
    applicable to common stockholders.....  $   0.14   $  (0.36)  $  (0.31)  $  (0.26)  $  (0.21)  $  (0.18)  $      -   $   0.02
  Gain from discontinued operations.......         -          -          -          -          -          -          -   $   0.01
                                            --------   --------   --------   --------   --------   --------   --------   --------
  Net (loss) income applicable to common
    stockholders .........................  $   0.14   $  (0.36)  $  (0.31)  $  (0.26)  $  (0.21)  $  (0.18)  $      -   $   0.03
                                            ========   ========   ========   ========   ========   ========   ========   ========

Weighted average number of shares:
   Basic..................................     9,468     10,216     10,233     10,281     10,323     10,340     10,348     10,392
   Diluted................................    10,051     10,216     10,233     10,281     10,323     10,340     10,404     10,439

(See legend on following page)

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


(1) Included in Service and other revenue for each of the four quarters in fiscal 2003 and 2002, is $0.3 million related to the recognition of deferred revenue associated with the adoption of SAB 101. In the quarter ended March 31, 2003, Service and other revenue includes a $3.0 million agreement to license the Company's MAUI Instrument Operating System technology. Included in Digital oscilloscopes and related products revenue in the quarter ended June 30, 2002 is $0.5 million for the reversal of various accounts receivable credits determined not to be owed to customers.

(2) Included in Cost of sales in the quarter ended December 31, 2001 is a $3.6 million charge for excess and obsolete inventory and in the quarter ended December 31, 2002 is $2.3 million of asset impairment charges. Included in Cost of sales in the quarters ended December 31, 2001, March 31, 2002, June 30, 2002, September 30, 2002 and June 30, 2003 are severance charges of $0.3 million, $0.6 million, $0.1 million, $0.1 million and $0.1 million, respectively.

(3) Included in Selling, general and administrative expense are severance charges of $1.5 million, $1.2 million, $0.3 million, $2.1 million and $0.3 million for the quarters ended December 31, 2001, March 31, 2002, June 30, 2002, September 30, 2002 and June 30, 2003, respectively. Severance charges during the quarter ended June 30, 2003 were partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. During the quarter ended June 30, 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million

(4) Included in Research and development expense in the fourth quarter of fiscal 2002 is a $4.0 million charge for a technology access fee. The Company will use the access to this next-generation silicon germanium technology to develop components that are expected to deliver higher density, greater speed and reduced power consumption than those currently available. Such components will be used in future high-speed digital oscilloscopes. Included in Research and development expense in the quarters ended December 31, 2001, March 31, 2002, September 30, 2002 and June 30, 2003 are severance charges of $0.1 million, $0.1 million, $0.5 million and $0.2 million, respectively.


                        -------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 27, 2002, the Board of Directors of LeCroy, upon the recommendation of its Audit Committee, approved the dismissal of Ernst & Young LLP ("E&Y") as its independent public accountants, effective November 27, 2002, and authorized the engagement of KPMG LLP ("KPMG"), to serve as its independent public accountants for the fiscal year ending June 30, 2003.

     E&Y's reports on our consolidated financial statements for the two years ended June 30, 2002 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two years ended June 30, 2002, and through the effective date of E&Y's dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y's satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports; and there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided E&Y with a copy of the foregoing disclosures and requested that E&Y provide a letter addressed to the SEC stating whether or not it agrees with them. E&Y's letter to the SEC dated December 4, 2002 is filed as Exhibit 16 hereto.

     During the two years ended June 30, 2002, and through the effective date of E&Y's dismissal, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Internal Controls

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, (the "Controls Evaluation") was performed under the supervision and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO").

CEO and CFO Certifications

     Attached as Exhibit 31 to this Annual Report on Form 10-K, are Certifications of the CEO and the CFO required by Rule 13a-14 of the Exchange Act (the "Rule 13a-14 Certification"). This Controls and Procedures section of this Annual Report on Form 10-K includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures designed to ensure that information required to be disclosed in each of our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

     Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

     It should be noted that the design and operation of our Disclosure Controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Conclusions

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitation noted above, our Disclosure Controls are effective to ensure that material information relating to LeCroy and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date of the Controls Evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to our directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in our Definitive Proxy Statement relating to our 2003 Annual Meeting of Stockholders, which is scheduled to be held October 29, 2003; said information is incorporated herein by reference. The discussion of our executive officers is included in
Item 1, Part I of this report under "Executive Officers of the Registrant."

     We have adopted a code of ethics entitled "Revised Principles of Business Conduct Policy," which applies to our officers, directors and employees. A copy is included as Exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of our executive officers will be contained in the section captioned "Executive Compensation" of the Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which is scheduled to be held on October 29, 2003; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which is scheduled to be held on October 29, 2003; said information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which is scheduled to be held on October 29, 2003; said information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which is scheduled to be held on October 29, 2003; said information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       The following documents are filed as part of this report:

       (a) (1)    FINANCIAL STATEMENTS-- See Index to Financial Statements at
                  Item 8 of this report.
       (a) (2)    FINANCIAL STATEMENT SCHEDULES

       Schedule II:        Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

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

2.2 Agreement and Plan of Merger and Reorganization between the Registrant, the Merger Sub, Lightspeed, the Selling Stockholder and Mickey Miller, filed as Exhibit 2.1 to Form S-3 Registration Statement No.333-43690, and is incorporated herein by reference.

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

4.1 Share Purchase Agreement, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board, and is incorporated herein by reference.

4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation, and is incorporated herein by reference.

4.3 Warrant, dated August 16, 2000, issued to SG Cowen Securities Corporation to purchase 20,701 shares of the Registrant's Common Stock, and is incorporated herein by reference.

4.4 Warrant, dated August 25, 2000, issued to Big T-2 Company LLC to purchase 200,000 shares of the Registrant's Common Stock, filed as
              Exhibit 10.3 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

4.5 Stock Purchase Agreement, dated August 15, 2001, between the Registrant and ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P. and ValueAct Capital International, Ltd., and is incorporated herein by reference.

4.6 Placement Agent Agreement, dated August 15, 2001, between the Registrant and SG Cowen Securities Corporation, and is incorporated herein by reference.

4.7 Warrant, dated August 15, 2001, issued to SG Cowen Securities Corporation to purchase 28,571 shares of the Registrant's Common Stock, and is incorporated herein by reference.

10.3 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

Exhibit
Number                           Description
-------                          -----------
10.4 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

10.5 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Brian V. Cake, filed as Exhibit 10.14 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

10.6 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

10.7 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620 dated August 9, 1995, and is incorporated herein by reference.*

10.8          LeCroy Corporation 1995 Employee Stock Purchase Plan filed as
              Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

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

10.12 Shareholders Purchase Agreement, dated as of March 28, 1995, among the Registrant, Walter O. LeCroy, Jr. and the investors named therein filed as Exhibit 10.8 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.13 Form of Common Stock Purchase Warrant filed as Exhibit 10.10 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.14 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

10.15 Agreement dated as of August 2, 1995, amending the Securities Purchase Agreement filed as Exhibit 10.12 hereto filed as Exhibit
              10.34 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.16 Agreement dated as of September 29, 1995, amending the Securities Purchase Agreement filed as Exhibit 10.12 hereto filed as Exhibit
              10.35 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.

10.17 LeCroy Corporation Employee Stock Ownership Trust Agreement, between the Registrant and Cole Taylor Bank, dated September 13, 1995 filed as Exhibit 10.36 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

10.18 Amended and Restated LeCroy Corporation Employee Stock Ownership Plan filed as Exhibit 10.37 to Form S-1 Registration Statement No. 33-95620, and is incorporated herein by reference.*

10.19 OEM Purchase and Technology License Agreement, between the Registrant and Guzik Technical Enterprises, Inc., dated February 19, 1997 filed as Exhibit 10.20 to Form S-3 Registration Statement No. 333-22117, and is incorporated herein by reference.

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

Exhibit
Number                           Description
-------                          -----------
10.22 Series A Convertible, Redeemable Preferred Stock Purchase Agreement dated as of June 30, 1999 between the Registrant and the purchasers named therein and is incorporated herein by reference.

10.30 Executive Employment Agreement, dated July 14, 2000, between the Registrant and Robert Miller, filed as Exhibit 10.0 to Form S-3 Registration Statement No. 333-43690, and is incorporated herein by reference.*

10.31 Asset Purchase Agreement, dated August 23, 2000, by and among the Registrant, Vigilant Networks, Inc., Digitech Industries, Inc. and GenTek Inc., filed as Exhibit 10.1 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

10.32 License and Supply Agreement, dated August 23, 2000 by and between the Registrant and Big T-1 Company LLC, filed as Exhibit 10.2 to Form 8-K dated August 31, 2000, and is incorporated herein by reference.

10.33 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, dated August 16, 2000, filed as Exhibit
              10.33 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.*

10.34 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.*

10.35 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.*

10.36 Credit Agreement, dated October 11, 2000, between the Registrant and The Bank of New York, as Administrative Agent, filed as
              Exhibit 10.36 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.

10.37 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001, and is incorporated herein by reference.

10.38 Employment Agreement, dated August 13, 2001, between the Registrant and Scott Bausback, and is incorporated herein by reference.*

10.39 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, and is incorporated herein by reference.*

10.40 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, and is incorporated herein by reference.*

10.41 Form of Restricted Stock Purchase Agreement, and is incorporated herein by reference.*

10.42 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, and is incorporated herein by reference.*

10.43 Amendment Number One to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, and is incorporated herein by reference.*

10.44 Amendment, dated September 2, 2003, to the Credit Agreement, between the Registrant and The Bank of New York, filed as Exhibit 10.36.

14.1          Revised Principles of Business Conduct Policy, dated December 18,
              2002.

16 Letter from Ernst & Young LLP to the Securities and Exchange Commission dated December 4, 2002.

21            Subsidiaries of LeCroy Corporation.

Exhibit
Number                           Description
-------                          -----------
23.1          Consent of Ernst & Young LLP, Independent Auditors.

23.2          Consent of KPMG LLP, Independent Auditors.

31.           Rule 13a-14(a) Certifications.

32.           Section 1350 Certifications.

* Indicates management contract or compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K

     We filed a Form 8-K, dated November 27, 2002, to report the Board of Directors decision to end the engagement of Ernst & Young LLP as our independent public accountants, and authorized the engagement of KPMG LLP to serve us as independent public accountants for the fiscal year ending June 30, 2003.

     We filed a Form 8-K, dated January 6, 2003, to report that Scott D. Kantor has been named Vice President, Finance and Chief Financial Officer effective February 1, 2003. Mr. Kantor succeeds Raymond F. Kunzmann, who will remain as a consultant until July 31, 2004.

     We filed a Form 8-K, dated January 16, 2003, reporting under Item 5 "Other Events" and under Item 7 "Financial Statements and Exhibits" our earnings for the three and six months ended December 31, 2002.

     We filed a Form 8-K, dated April 16, 2003, reporting under Item 7 "Financial Statements and Exhibits" and under Item 9 "Regulation FD Disclosure" our earnings for the three and nine months ended March 31, 2003.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LeCROY CORPORATION

September 17, 2003
                             By /s/ Scott D. Kantor
                               -------------------
                                 Scott D. Kantor
                Vice President Finance, Chief Financial Officer,
                             Secretary and Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
              -----------                               -------                                ------

  /s/ CHARLES A. DICKINSON                Chairman of the Board of Directors             September 17, 2003
-----------------------------------
     Charles A. Dickinson

  /s/ THOMAS H. RESLEWIC                  President, Chief Executive Officer             September 17, 2003
-----------------------------------                 and Director
     Thomas H. Reslewic                       (Principal Executive Officer)


  /s/ SCOTT D. KANTOR                        Vice President Finance, Chief               September 17, 2003
-----------------------------------           Financial Officer, Secretary
     Scott D. Kantor                                  and Treasurer
                                            (Principal Accounting Officer)

  /s/ ROBERT E. ANDERSON                               Director                          September 17, 2003
-----------------------------------
     Robert E. Anderson

  /s/ LUTZ P. HENCKELS                                 Director                          September 17, 2003
-----------------------------------
     Lutz P. Henckels

  /s/ PETER H. KAMIN                                   Director                          September 17, 2003
-----------------------------------
     Peter H. Kamin

  /s/ DOUGLAS A. KINGSLEY                              Director                          September 17, 2003
-----------------------------------
     Douglas A. Kingsley

  /s/ WALTER O. LECROY, JR.                            Director                          September 17, 2003
-----------------------------------
     Walter O. LeCroy, Jr.

  /s/ WILLIAM G. SCHEERER                              Director                          September 17, 2003
-----------------------------------
     William G. Scheerer

  /s/ ALLYN C. WOODWARD, JR.                           Director                          September 17, 2003
-----------------------------------
     Allyn C. Woodward, Jr.

                                                                     Schedule II

                               LeCROY CORPORATION

                        Valuation and Qualifying Accounts

                    Years Ended June 30, 2003, 2002 and 2001
                                 (in thousands)

                                                     Balance at     Charged to                            Balance at
                                                     beginning       costs and           (1)(2)              End
                   Description                       of period       expenses       Deductions/Other      of period
                   -----------                       ---------      ----------      ----------------      ----------
Against trade receivables--
Year ended June 30, 2001
        Allowance for doubtful accounts...........  $   541         $   108            $  (408)             $  241
Year ended June 30, 2002
         Allowance for doubtful accounts..........      241             301               (120)                422
Year ended June 30, 2003
         Allowance for doubtful accounts..........      422             177               (205)                394

Against inventories--
Year ended June 30, 2001
        Allowance for excess and obsolete.........    2,643 (3)       1,000                (10)              3,633
Year ended June 30, 2002
        Allowance for excess and obsolete.........    3,633           3,851 (4)         (5,981)              1,503
Year ended June 30, 2003
        Allowance for excess and obsolete.........    1,503             924               (320)              2,107

Against deferred tax assets--
Year ended June 30, 2001
        Valuation allowance.......................   14,148          (7,255)            (2,597) (5)          4,296
Year ended June 30, 2002
        Valuation allowance.......................    4,296             644               --                 4,940
Year ended June 30, 2003
        Valuation allowance.......................    4,940             146               --                 5,086

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