Form 10-Q
period 2003-09-30
LECROY CORP
filed 2003-11-12
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                -------------------------------------------------
                                       OR

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

Indicate by check mark ("X") whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES X  NO
                                   ---   ---

Indicate by check mark ("X") whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES X  NO
                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT OCTOBER 29, 2003
           -------                          -------------------------------
 Common stock, par value $.01 share                   10,477,032


================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q


                                      INDEX


                                                                                           Page
                                                                                            No.
                                                                                           ----
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                 Condensed Consolidated Balance Sheets
                  as of September 30, 2003 (Unaudited) and June 30, 2003                     3

                 Condensed Consolidated Statements of Operations (Unaudited)
                  for the Three Months ended September 30, 2003 and 2002                     4

                 Condensed Consolidated Statements of Cash Flows (Unaudited)                 5
                  for the Three Months ended September 30, 2003 and 2002

                 Notes to Condensed Consolidated Financial Statements (Unaudited)            6

  Item 2.        Management's Discussion and Analysis of Financial Condition                13
                  and Results of Operations

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 21

  Item 4.        Controls and Procedures                                                    21

PART II          OTHER INFORMATION

  Item 1.        Legal Proceedings                                                          22

  Item 6.        Exhibits and Reports on Form 8-K                                           22


   Signature                                                                                23



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



--------------------------------------------------------------------------------------------------------------
                                                                                 September 30,     June 30,
In thousands, except par value and share data                                       2003             2003
--------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                  $ 21,221         $ 30,851
         Accounts receivable, net                                                     20,051           20,523
         Inventories, net                                                             23,968           24,720
         Other current assets                                                         10,740           10,012
                                                                                   ---------        ---------
                  Total current assets                                                75,980           86,106

Property and equipment, net                                                           19,471           20,021
Other assets                                                                          15,309           16,025
                                                                                   ---------        ---------
TOTAL ASSETS                                                                       $ 110,760        $ 122,152
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings                                                      $ 10,000         $     -
         Accounts payable                                                             10,241           10,937
         Accrued expenses and other liabilities                                       13,255           12,338
                                                                                   ---------        ---------
                  Total current liabilities                                           33,496           23,275


Deferred revenue and other non-current liabilities                                     2,477            3,028
                                                                                   ---------        ---------
                  Total liabilities                                                   35,973           26,303

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock; 0 and 500,000 shares issued and outstanding designated as redeemable convertible preferred stock; liquidation value,
      $0 and $15,735 at September 30, 2003 and June 30, 2003, respectively)                -           15,335

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares; 10,450,279 and 10,412,562 shares issued and outstanding as of
          September 30, 2003 and June 30, 2003, respectively)                            104              104
      Additional paid-in capital                                                      73,647           79,864
      Warrants to purchase common stock                                                2,165            2,165
      Accumulated other comprehensive loss                                            (1,129)          (1,598)
      Retained earnings (deficit)                                                          -              (21)
                                                                                   ---------        ---------
Total stockholders' equity                                                            74,787           80,514
                                                                                   ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 110,760        $ 122,152
                                                                                   =========        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



----------------------------------------------------------------------------------------------
                                                                          Three months ended
                                                                             September 30,
In thousands, except per share data                                       2003         2002
----------------------------------------------------------------------------------------------

Revenues:
    Digital oscilloscopes and related products                           $24,605      $22,473
    Service and other                                                      2,814        2,518
                                                                        --------     --------
         Total revenues                                                   27,419       24,991

Cost of sales (see Note 3)                                                11,847       12,390
                                                                        --------     --------
         Gross profit                                                     15,572       12,601

Operating expenses:
    Selling, general and administrative (see Note 3)                       9,873       10,690
    Research and development (see Note 3)                                  3,684        4,512
                                                                        --------     --------
         Total operating expenses                                         13,557       15,202

Operating income (loss)                                                    2,015       (2,601)

    Other expense, net                                                      (322)        (104)
                                                                        --------     --------
Income (loss) before income taxes                                          1,693       (2,705)
    Provision for (benefit from) income taxes                                626       (1,001)
                                                                        --------     --------
Net income (loss)                                                          1,067       (1,704)

Charges related to convertible preferred stock                                 -          515
Redemption of convertible preferred stock                                  7,665            -
                                                                        --------     --------
Net loss applicable to common stockholders                              $ (6,598)    $ (2,219)
                                                                        ========     ========

Loss per common share applicable to common stockholders:
    Basic                                                                $ (0.63)     $ (0.21)
    Diluted                                                              $ (0.63)     $ (0.21)

Weighted average number of common shares:
    Basic                                                                 10,414       10,323
    Diluted                                                               10,414       10,323


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LeCROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------
                                                                        Three months ended
                                                                           September 30,
In thousands                                                             2003         2002
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ 1,067     $ (1,704)
Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                        1,560        1,798
      Deferred income taxes                                                  514       (1,058)
      Recognition of deferred license revenue                               (324)        (324)
      Loss on disposal of property and equipment                              23            -
Change in operating assets and liabilities:
      Accounts receivable                                                    736        2,682
      Inventories                                                            951        3,122
      Other current and non-current assets                                  (635)        (529)
      Accounts payable, accrued expenses and other liabilities               (88)      (1,967)
                                                                        --------     --------
Net cash provided by operating activities                                  3,804        2,020
                                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                    (631)        (520)
      Purchase of intangible assets                                         (150)        (510)
                                                                        --------     --------
Net cash used in investing activities                                       (781)      (1,030)
                                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of borrowings                                                (24)         (20)
      Borrowings under line of credit                                     10,000            -
      Redemption of convertible preferred stock                          (23,000)           -
      Proceeds from employee stock purchase and option plans                 395            -
                                                                        --------     --------
Net cash used in financing activities                                    (12,629)         (20)
                                                                        --------     --------
Effect of exchange rate changes on cash                                      (24)         171
                                                                        --------     --------
      Net (decrease) increase in cash and cash equivalents                (9,630)       1,141
      Cash and cash equivalents at beginning of the period                30,851       27,322
                                                                        --------     --------
      Cash and cash equivalents at end of the period                    $ 21,221     $ 28,463
                                                                       =========    =========

Supplemental Cash Flow Disclosure
Cash paid during the period for:
      Interest                                                              $ 25         $ 26
      Income taxes                                                            30           37


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company" or "LeCroy") and its wholly-owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The condensed consolidated balance sheet as of June 30, 2003 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. Examples include the allowance for doubtful accounts, allowance for excess and obsolete inventory, intangible asset valuation, determining if and when impairments have occurred, and the assessment of the valuation of deferred income taxes and income tax reserves. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The operations of the U.S. parent company, LeCroy Corporation, have a period ending on the Saturday closest to September 30 (September 27, 2003 and September 28, 2002). Each of these fiscal periods represented a 13-week period. The condensed consolidated financial statement period-end references are stated as September 30.

2.   STOCK PLANS AND AWARDS

     The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. No stock-based employee and director compensation cost for the stock option plans is reflected in the Company's Condensed Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to Stockholders' Equity and amortized to expense over the requisite vesting periods.

     The following table illustrates the effect on net income (loss) and net income (loss) per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

 In thousands                                                THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            2003          2002
                                                            ----          ----
Net income (loss), as reported.......................     $ 1,067      $ (1,704)
Add: stock-based compensation expense included in
 reported net income (loss), net of income taxes.....           4             4
Deduct: stock-based compensation expense determined
  under fair value based method for all awards, net
  of income taxes ...................................        (628)         (119)
                                                         --------      --------
Pro forma net income (loss)..........................         443        (1,819)
Charges related to convertible preferred stock.......       7,665           515
                                                         --------      --------
Pro forma net loss applicable to common stockholders.    $ (7,222)     $ (2,334)
                                                         ========      ========
Loss per common share applicable to common
  stockholders:
     Basic, as reported..............................      $(0.63)     $  (0.21)
     Diluted, as reported............................      $(0.63)     $  (0.21)
     Basic, pro forma................................      $(0.69)     $  (0.23)
     Diluted, pro forma..............................      $(0.69)     $  (0.23)

3.   RESTRUCTURING

     During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in Cost of sales, $0.6 million recorded in Selling, general and administrative expense and $0.2 million recorded in Research and development in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2003). As of September 30, 2003, $0.5 million of the total $0.9 million has been paid and $0.4 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004.

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.7 million ($0.1 million of which was recorded in Cost of sales, $2.1 million recorded in Selling, general and administrative expense and $0.5 million recorded in Research and development in the Condensed Consolidated Statement of Operations). As of September 30, 2003, $2.1 million of the total $2.7 million has been paid and $0.6 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of first quarter of fiscal 2005.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. In connection with these workforce reductions, the Company recorded a $4.2 million charge ($1.0 million recorded in Cost of sales, $3.0 million in Selling, general and administrative expense and $0.2 million in Research and development in the Condensed Consolidated Statement of Operations) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.2 million total charge, $4.0 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of September 30, 2003, $3.8 million of the total $4.0 million has been paid, $0.1 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet and $0.1 million of unused restructuring reserve was credited to Selling, general and administrative expense in the fourth quarter of fiscal 2003. Severance and other related amounts, including costs associated with the succession of the Company's Chief Executive Officer, will be paid by the end of the second quarter of fiscal 2004.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

4.   DERIVATIVES

     The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts, which are not accounted for as hedges, are highly inversely correlated to the underlying assets and liabilities. The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $20,000 and ($0.2) million for the three months ended September 30, 2003 and 2002, respectively, and are included in Other expense, net in the Condensed Consolidated Statements of Operations. These net gains or (losses) include gross gains of $0.1 million for the three months ended September 30, 2003. At September 30, 2003 and June 30, 2003, the Company had approximately $6.9 million and $6.7 million, respectively, of open foreign exchange forward contracts all with short-term maturities of less than three months.

5.   COMPREHENSIVE INCOME (LOSS)

     The following table presents the components of comprehensive income (loss):


                                                                               THREE MONTHS ENDED
              In thousands                                                        SEPTEMBER 30,
                                                                               2003            2002
                                                                               ----            ----
              Net income (loss)........................................     $   1,067       $  (1,704)
                  Cumulative unrealized foreign currency translation
                      gains (losses)...................................           469            (281)
                                                                            ---------       ---------
              Comprehensive income (loss)..............................     $   1,536       $  (1,985)
                                                                            =========       =========


6.   ACCOUNTS RECEIVABLE, NET

       The Company entered into an agreement with two of its customers, who are also vendors, in which it was granted the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At September 30, 2003 and 2002, the Company netted approximately $1.3 million and $1.7 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets.

7.   INVENTORIES, NET

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                                          SEPTEMBER 30,      JUNE 30,
                                                                              2003            2003
                                                                              ----            ----
                                                                                 IN THOUSANDS
              Raw materials.......................................          $   6,731       $   6,372
              Work in process.....................................              4,942           5,696
              Finished goods......................................             12,295          12,652
                                                                            ---------       ---------
                                                                            $  23,968       $  24,720
                                                                            =========       =========


     The value of demonstration units included in finished goods was $9.1 million at September 30, 2003 and June 30, 2003.

8.   OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                                          SEPTEMBER 30,      JUNE  30,
                                                                              2003             2003
                                                                              ----             ----
                                                                                  IN THOUSANDS
              Deferred tax assets, net............................          $   7,200       $   7,200
              Other...............................................              3,540           2,812
                                                                            ---------       ---------
                                                                            $  10,740       $  10,012
                                                                            =========       =========


                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



9.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:
                                                                          SEPTEMBER 30,      JUNE 30,
                                                                             2003             2003
                                                                             ----             ----
                                                                                   IN THOUSANDS
              Land and building...................................          $  13,307       $  13,288
              Furniture, machinery and equipment..................             34,699          34,427
              Computer software...................................              6,190           6,190
                                                                            ---------       ---------
                                                                               54,196          53,905
              Less:  Accumulated depreciation and amortization....            (34,725)        (33,884)
                                                                            ---------       ---------
                                                                            $  19,471       $  20,021
                                                                            =========       =========

     Depreciation and amortization expense for the three month periods ended September 30, 2003 and 2002 was $1.2 million and $1.1 million, respectively.

10.  OTHER ASSETS

     Other assets consist of the following:

                                                                          SEPTEMBER 30,     JUNE 30,
                                                                              2003            2003
                                                                              ----            ----
                                                                                 IN THOUSANDS
              Intangibles, net....................................          $   5,050       $   5,232
              Deferred tax assets, net............................              7,420           7,934
              Goodwill............................................              1,874           1,874
              Other...............................................                965             985
                                                                            ---------       ---------
                                                                            $  15,309       $  16,025
                                                                            =========       =========


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

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:



                                                                           SEPTEMBER 30,     JUNE 30,
                                                                              2003             2003
                                                                              ----             ----
                                                                                    IN THOUSANDS
              Intangible assets:

              Amortizable intangible assets:
                 Technology, manufacturing and distribution rights.....      $  7,160       $   7,010
                 Patents and other intangible assets...................           661             661
                 Effect of currency translation on intangible assets...           104             105
                 Accumulated amortization..............................        (2,875)         (2,544)
                                                                             --------       ---------
              Net carrying amount.....................................       $  5,050       $   5,232
                                                                             ========       =========
              Non-Amortizable intangible assets:
                  Goodwill.............................................      $  1,874       $   1,874
                                                                             ========       =========




     Amortization e xpense for those intangible assets with finite lives was $0.3 million and $0 .7 million for the three months ended September 30, 2003 and 2002, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2004 through 2008 will approximate $1.3 million, $2.0 million, $0.7 million, $0.7 million and $0.6 million, respectively.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

11.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                         SEPTEMBER 30,       JUNE 30,
                                                                             2003              2003
                                                                            -----              ----
                                                                                   IN THOUSANDS

              Compensation and benefits...........................        $    4,145        $   4,489
              Income taxes........................................             2,631            2,595
              Deferred license fee revenue........................             1,296            1,296
              Warranty............................................             1,241            1,235
              Retained liabilities from discontinued operations...               389              456
              Other...............................................             3,553            2,267
                                                                          -----------       ---------
                                                                          $   13,255        $  12,338
                                                                          ===========       =========

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

     The following table is a reconciliation of the changes in the Company's aggregate product warranty during the three month periods ended September 30, 2003 and 2002.

                                                                                THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               2003             2002
                                                                               ----             ----
                                                                                    IN THOUSANDS
              Balance at beginning of period......................          $   1,235       $   1,247
                Accruals for warranties issued during the period..                273             291
                Warranty costs incurred during the period.........               (267)           (301)
                                                                            ---------       ---------
              Balance at end of period............................          $   1,241       $   1,237
                                                                            =========       =========

     In connection with the agreement to license the Company's MAUI Instrument Operating System technology during the third quarter of fiscal 2003, the Company agreed to indemnify the purchaser for defense, settlement or payment of any judgment for intellectual property claims related to the license agreement. As of September 30, 2003, there have been no claims under such indemnification provisions.

     As is customary in the test and measurement industry, and as provided for in local law in the U.S. and other jurisdictions, the Company's standard terms of sale provide remedies to customers, such as defense, settlement, or payment of a judgment for intellectual property claims related to the use of its products. Such indemnification provisions are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." To date, there have been no claims under such indemnification provisions.

13.  DEBT

     As of September 30, 2003 and 2002, the Company had a $15.0 million revolving line of credit with a commercial bank expiring on November 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on the Company's Leverage Ratio, as defined. The interest rate on outstanding borrowings as of September 30, 2003 is 2.7%. A commitment fee of between .375% and .50% per annum, depending on the Company's Leverage Ratio, as defined, is payable on any unused amount under the line. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of September 30, 2003, the Company borrowed $10.0 million under this line of credit and has met its financial covenant requirements. The Company plans to complete its negotiations and have a new revolving line of credit in place before this revolving line of credit expires.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

14.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On September 27, 2003, the Company purchased from the holders of its Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") all 500,000 issued and outstanding shares of the Preferred Stock for $23.0 million in cash. The shares of Preferred Stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. At June 30, 2004, the redemption value of the Preferred Stock would have been approximately $17.6 million.

     In connection with the purchase of Preferred Stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its Preferred Stock ($1.0 million charged to Retained earnings (deficit) and $6.7 million charged to Additional paid-in capital) and recognized transaction costs of $0.4 million included in Other expense, net in the Condensed Consolidated Statements of Operations. In accordance with the Security and Exchange Commission's position published in an Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the Preferred Stock as a charge to arrive at net loss applicable to common stockholders in the first quarter of fiscal 2004.

15.  COMMITMENTS AND CONTINGENCIES

     On August 5, 2003, LeCroy filed a complaint in the United States District Court for the District of Oregon claiming that Tektronix, Inc. ("Tektronix") has infringed on four of LeCroy's patents. On April 28, 2003, Tektronix had filed a complaint against LeCroy in the United States District Court for the District of Oregon claiming that LeCroy infringed on eight of its U.S. patents. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. LeCroy denies that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. The Company believes it has meritorious defenses and it intends to defend vigorously this action.

     On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of United States patent number 5,333,147 (the "147 patent") entitled "Automatic Monitoring of Digital Communication Channel Conditions Using Eye Patterns." LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the 147 patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. LeCroy has filed a Motion to Dismiss Sicom's case, contending that Sicom does not have standing to sue LeCroy for patent infringement. Sicom has opposed the Motion. The Court has stayed discovery until it rules on LeCroy's Motion to Dismiss.

     The Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters that arise in the ordinary course of business. Management believes the resolution of these matters pending, including those described above, will not have a material effect on the Company's business, consolidated financial condition, results of operations or cash flows.

16.  REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million during the three months ended September 30, 2003 and 2002, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2003, the remaining balance of pre-tax deferred license fee revenue was $2.9 million.

                               LECROY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

     The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support. The Company did not recognize any software license revenue in the three month periods ended September 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. The information contained below includes statements regarding the intent, belief or current expectations of LeCroy or our officers or directors that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual performance and results of operations to differ materially from those projected or suggested in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth at the end of this Item 2 under the heading "Forward-Looking Statements."

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2003 and 2002.


----------------------------------------------------------------------------------------------
                                                                       Three months ended
                                                                          September 30,
                                                                       2003         2002
----------------------------------------------------------------------------------------------
Revenues:
    Digital oscilloscopes and related products                           89.7%        89.9%
    Service and other                                                    10.3         10.1
                                                                      -------      -------
         Total revenues                                                 100.0        100.0

Cost of sales                                                            43.2         49.6
                                                                      -------      -------
         Gross profit                                                    56.8         50.4

Operating expenses:
    Selling, general and administrative                                  36.0         42.8
    Research and development                                             13.4         18.0
                                                                      -------      -------
         Total operating expenses                                        49.4         60.8

Operating income (loss)                                                   7.4        (10.4)

    Other expense, net                                                   (1.2)        (0.4)
                                                                      -------      -------
Income (loss) before income taxes                                         6.2        (10.8)
    Provision for (benefit from) income taxes                             2.3         (4.0)
                                                                      -------      -------
Net income (loss)                                                         3.9%        (6.8)%
                                                                      =======      =======


COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

     Total revenues were $27.4 million in the first quarter of fiscal 2004, compared to $25.0 million in the first quarter of fiscal 2003, an increase of 9.7%, or $2.4 million. The increase was primarily due to higher average selling prices in our high-end WaveMaster(TM) digital oscilloscopes, fueled by increased demand for our application-specific Serial Data Analyzer version of WaveMaster and increased demand for our WavePro digital oscilloscopes resulting from the launch of the WavePro 7000(TM) series in the third quarter of fiscal 2003.

     Gross margin was 56.8% in the first quarter of fiscal 2004 compared to 50.4% in the same period in fiscal 2003. Included in Cost of sales in the first quarter of fiscal 2003 was a $0.1 million charge for severance expense. The increase in gross margin in the first quarter of fiscal 2004 was primarily due to more favorable product margins due to higher average selling prices in our high-end products, improved product mix of sales resulting from the launch of the WavePro 7000 series in the third quarter of fiscal 2003 and continued improvements in operational efficiency lowering manufacturing costs.

     Selling, general and administrative expense was $9.9 million in the first quarter of fiscal 2004 compared to $10.7 million in the first quarter of fiscal 2003, a decrease of 7.6% or $0.8 million. Included in Selling, general and administrative expense in the first quarter of fiscal 2003 was a $2.1 million charge for severance expense. As a percentage of sales, Selling general and administrative expense decreased from 42.8% in the first quarter of fiscal 2003 to 36.0% in the first quarter of fiscal 2004. This decrease as a percentage of sales was primarily due to the ability to leverage expenses over the higher sales base in the first quarter of fiscal 2004 and the $2.1 million charge for severance expense in the comparable period in the prior year. This decrease was partially offset by increased variable selling costs related to higher revenues, higher direct selling expenses resulting from our direct presence in Asia and Europe, increased legal expenses and the payment of performance bonuses suspended in the first three quarters in fiscal 2003 due to the weakness in the technology sector of the economy.

     Research and development expense was $3.7 million in the first quarter of fiscal 2004, compared to $4.5 million in the first quarter of fiscal 2003, a decrease of 18.4% or $0.8 million. The decrease was primarily due to the consolidation of our probe development activities into our Chestnut Ridge, New York facility in the fourth quarter of fiscal 2003, the benefit of cost reduction initiatives taken in fiscal 2003 and a $0.5 million charge for severance expense included in Research and development expense in the first quarter of fiscal 2003. As a percentage of sales, Research and development expense decreased from 18.0% in the first quarter of fiscal 2003 to 13.4% in the first quarter of fiscal 2004. This decrease as a percentage of sales was primarily due to the ability to leverage expenses over the higher sales base in first quarter of fiscal 2004, cost reduction initiatives taken in the fourth quarter of fiscal 2003 and the severance charge in the first quarter of fiscal 2003. We intend to continue to invest a substantial percentage of our revenues in our research and development efforts.

     Other expense, net, was ($0.3) million in the first quarter of fiscal 2004, compared to ($0.1) million in the first quarter of fiscal 2003. The increase in the net expense in the first quarter of fiscal 2004 was primarily due to $0.4 million in transaction costs related to the redemption of our Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") and lower net interest income earned on our cash balances, partially offset by net foreign exchange gains of $20,000 compared to net foreign exchange losses of ($0.2) million for the comparable period in the prior year.

     Our effective tax rate was 37.0% in the first quarter of fiscal 2004 and 2003.

     On September 27, 2003, we purchased from the holders of our Preferred Stock all 500,000 issued and outstanding shares of the Preferred Stock for $23.0 million in cash. In accordance with the Security and Exchange Commission's position published in Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded a charge of approximately $7.7 million representing the premium paid to the holders of our Preferred Stock as a charge to arrive at net loss applicable to common stockholders in the first quarter of fiscal 2004. In the first quarter of fiscal 2003, charges related to Preferred Stock, the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, was $0.5 million.

RESTRUCTURING

     During the fourth quarter of fiscal 2003, we adopted a plan to consolidate our probe development activities into our Chestnut Ridge, New York facility. In connection with this plan, we closed our Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in Cost of sales, $0.6 million recorded in Selling, general and administrative expense and $0.2 million recorded in Research and development in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2003). As of September 30, 2003, $0.5 million of the total $0.9 million has been paid and $0.4 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004.

     During the first quarter of fiscal 2003, we adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.7 million ($0.1 million of which was recorded in Cost of sales, $2.1 million recorded in Selling, general and administrative expense and $0.5 million recorded in Research and development in the Condensed Consolidated Statement of Operations). As of September 30, 2003, $2.1 million of the total $2.7 million has been paid and $0.6 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of first quarter of fiscal 2005.

     We took steps during fiscal 2002 to reduce our expenses in response to the continued weakness in the technology sector of the economy. In connection with these workforce reductions, we recorded a $4.2 million charge ($1.0 million recorded in Cost of sales, $3.0 million in Selling, general and administrative expense and $0.2 million in Research and development in the Condensed Consolidated Statement of Operations) for severance and related expenses, including costs associated with the succession of the our Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.2 million total charge, $4.0 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. As of September 30, 2003, $3.8 million of the total $4.0 million has been paid, $0.1 million remains accrued in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet and $0.1 million of unused restructuring reserve was credited to Selling, general and administrative expense in the fourth quarter of fiscal 2003. Severance and other related amounts, including costs associated with the succession of our Chief Executive Officer, will be paid by the end of the second quarter of fiscal 2004.

LIQUIDITY AND CAPITAL COMMITMENTS

     Working capital was $42.5 million at September 30, 2003, which represented a working capital ratio of 2.3 to 1, compared to $62.8 million, or 3.7 to 1 at June 30, 2003. The reduction of our current ratio was primarily due to the redemption of our Preferred Stock for $23.0 million, which was funded by $13.0 million of cash and $10.0 million of borrowings under our revolving line of credit.

     Net cash provided by operating activities for the three months ended September 30, 2003 was $3.8 million compared with $2.0 million for the comparable period in the prior year. The increase in net cash provided by operating activities was primarily due to the $2.8 million improvement in net income, the consumption of $0.5 million of deferred tax assets and the decrease in severance-related payments. For the corresponding period in the prior year, net cash provided by operating activities reflects reductions in inventory of $3.1 million and in accounts receivable of $2.7 million resulting from lower sales volume. These benefits to operating cash flows during the first quarter of fiscal 2003 were partially offset by a $2.0 million reduction in accounts payable.

     Net cash used in investing activities for the three months ended September 30, 2003 was ($0.8) million, substantially flat compared with ($1.0) million for the comparable period for the prior year.

     Net cash used in financing activities for the three months ended September 30, 2003 was ($12.6) million, compared with ($20,000) for the comparable period for the prior year. This increase in cash used in financing activities was primarily due to the redemption of our Preferred Stock for $23.0 million partially offset by borrowings of $10.0 million under our revolving line of credit and $0.4 million of proceeds from employee stock options.

     We have a $15.0 million revolving line of credit with a commercial bank expiring on November 30, 2003, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin of between .25% and 1.25%, or LIBOR plus a margin of between 1.5% and 2.5%, depending on our Leverage Ratio. The interest rate on outstanding borrowings as of september 30, 2003 is 2.7%. This revolving line of credit is secured by a lien on substantially all of our domestic assets. At September 30, 2003, we have borrowed $10.0 million under this line of credit and we have met our financial covenant requirements. Management plans to complete its negotiations and have a new revolving line of credit in place before this revolving line of credit expires.

     On June 12, 2000, we secured a $2.0 million capital lease line of credit to fund certain capital expenditures. As of September 30, 2003, we had $0.3 million outstanding under this line of credit, $0.1 million of which was included in Accrued expenses and other liabilities and the remaining $0.2 million of which was included in Deferred Revenue and other non-current liabilities on the Condensed Consolidated Balance Sheet. Outstanding borrowings under this line bear interest at 12.2%.

    In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.3 million as of September 30, 2003). No amounts were outstanding under these facilities as of September 30, 2003.

    Our contractual obligations and commitments include obligations associated with our capital and operating leases and a technology license agreement as set forth in the table below:


                                                                       PAYMENTS DUE BY PERIOD
                                                                       ----------------------
                                                             LESS THAN                                 MORE THAN 5
                                                             ---------                                 -----------
                                                   TOTAL       1 YEAR      1-3 YEARS     3-5 YEARS        YEARS
                                                   -----      -------      ---------     ---------        -----
                                                                           (IN THOUSANDS)
     Capital lease obligations.................  $      268    $      98    $     170     $       -      $       -
     Employee severance agreement..............         267          267            -             -              -
     Operating lease obligations...............       3,580          978        1,676           926              -
     Other contractual commitments to purchase
        information technology (1).............         500          500            -             -              -
                                                  ---------    ---------    ---------     ---------      ---------
                   Total.......................   $   4,615    $   1,843    $   1,846     $     926      $       -
                                                  =========    =========    =========     =========      =========


     (1) As of September 30, 2003, we had a technology license agreement, under which we are unconditionally committed to pay $0.5 million in fiscal 2004.

     We believe that our cash on hand, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which we adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue will be amortized into revenue over 5.5 years, the remaining terms of the license agreements. We recognized pre-tax deferred license fee revenue of $0.3 million during the three months ended September 30, 2003 and 2002, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2003, the remaining balance of pre-tax deferred license fee revenue was $2.9 million.

     We recognize software license revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). We analyze all of the elements and determine if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses is generally recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support. We did not recognize any software license revenue in the three month periods ended September 30, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

     The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

     These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 which includes a description of our critical accounting policies involving significant judgment by LeCroy's management. In particular, judgment is used in areas such as revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets and estimation of warranty. There have been no changes in our critical accounting policies since June 30, 2003.

FORWARD-LOOKING INFORMATION

     This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among other things, (i) market trends in the Company's industries and the projected impact on the Company, (ii) the increasing importance of signal shape analysis; (iii) the Company's ability to meet its customers' evolving needs; (iv) the Company's position within its industries and ability to effectively compete; (v) the Company's ability to expand into new markets; (vi) the success of the Company's new product introductions; (vii) trends in the seasonality of the Company's sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) sufficiency of the Company's cash balances, cash flow and the availability of external financing sources to fund working capital, capital expenditure requirements and business or technology acquisitions; (xii) trends affecting the Company's financial condition and results of operations; (xiii) the Company's business and growth strategies;
(xiv) the impact of adoption of accounting conventions; and (xv) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," "is optimistic about," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent our best judgment as of the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; our ability to deliver a timely flow of competitive new products and market acceptance of these products; our ability to anticipate changes in the market; our ability to negotiate or maintain financing arrangements with lenders on terms that are acceptable; our ability to attract and retain qualified personnel, including our management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or our business strategies; risks due to an interruption in supply or an increase in price for our parts, components and sub-assemblies; our ability to realize sufficient margins on the sales of our products; the development of future products and our ability to use intellectual property and protect our patent portfolio; those risks listed under the heading "Risk Factors That May Impact Future Results" and in other cautionary statements in this document, as well as other risk factors listed from time to time in our reports filed with the Securities and Exchange Commission and press releases. We undertake no obligation to update any forward-looking statements whether as a result of new information or future events.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

     In addition to other information in this Form 10-Q and any information incorporated by reference in this Form 10-Q, the following risk factors should be carefully considered when evaluating the Company and our business. Also, readers should carefully review the Company's reports filed with the Securities and Exchange Commission and press releases. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability, and cash flow in the future. Investing in our securities involves a degree of risk. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business.

OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY BE HARMED IF THE INDUSTRIES INTO WHICH WE SELL PRODUCTS BECOME DEPRESSED OR SUBJECT TO VOLATILE DEMAND.

     The economic downturn in fiscal 2003 resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the computer / semi-conductor, data storage, communications and power measurements markets experienced a downward cycle characterized by diminished product demand, excess manufacturing capacity and a reduction of average selling prices. Although some segments of these industries have shown recent signs of stabilization, demand in these markets remains volatile so the underlying trend while improving remains uncertain.

     We are uncertain when a sustained recovery in these markets may occur, if ever. Any return to a decline in customers' markets or in the general economic conditions would likely result in a reduction in demand for our products and would have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to maintain profitability. Finally, we may be required to secure additional debt or equity financing at some time in the future, and cannot be assured that such financing will be available on acceptable terms when required.

IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH MANUFACTURING CAPACITY, EARNINGS MAY SUFFER.

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

WE RELY ON SEVERAL SINGLE-SOURCE SUPPLIERS.

     We obtain certain parts, components and sub-assemblies from single sources. This has particularly been the case with several key integrated circuits made by certain single source suppliers. Alternative sources of supply for integrated circuits would be particularly difficult to develop over a short period of time. An interruption in supply or an increase in price for our parts, components and sub-assemblies could have a material adverse affect on our business, results of operations and financial condition.

WE LICENSE CERTAIN SOFTWARE FROM THIRD PARTIES.

     Some of our products contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable or allow our products to remain competitive. The loss of these licenses or the ability to maintain any of them on acceptable terms could delay development of future products or enhancement of existing products. This could adversely affect our business, results of operations and financial condition.

COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

     The market for signal acquisition and analysis products such as our high-performance digital oscilloscopes is highly competitive. Our principal competitors in this market are Tektronix, Inc. and Agilent Technologies. Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that each of these companies offers a wide range of products that attempt to address most segments of the digital oscilloscope market.

     We believe that the principal factors of competition in the signal acquisition and analysis market are: a product's performance, including its bandwidth, sample rate, record length, and processing power; a product's price and quality; the vendor's name recognition; reputation; product availability; and availability and quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. Our success will depend in part on our ability to maintain and develop the advanced technology used in our signal acquisition and analysis products, as well as our ability to offer high-performance products at a favorable price-to-performance ratio. Although we believe that we currently compete effectively with respect to each of the principal bases of competition in the signal acquisition and analysis market in the $5,000 to $90,000 general price range in which our high-performance digital oscilloscopes are focused, we cannot assure you that we will continue to compete effectively.

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

WE DEPEND UPON KEY PERSONNEL AND QUALIFIED FUTURE HIRES TO IMPLEMENT OUR EXPANSION STRATEGY.

     Our success depends on the efforts and abilities of senior management and key employees in the sales, marketing, research and development, and manufacturing areas. Many of these employees would be difficult to replace. We do not have employment contracts with most of our key personnel. If we cannot retain existing key managers and employ additional qualified senior employees, our business, financial condition, and results of operations could be materially and adversely affected. Future expansion of operations will require us to attract, train, and retain new personnel. These factors could increase our operating expenses. If we are unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits increase substantially, our business, financial condition, and results of operations could be materially and adversely affected.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT.

     As of September 30, 2003, we had approximately $10.0 million of bank debt outstanding. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our existing credit facility with The Bank of New York will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash or meet the financial covenants contained in the documentation relating to our credit facility may adversely affect our business, results of operations and financial condition.

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

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR STOCK OR OUR ABILITY TO SELL OUR BUSINESS.

     Our certificate of incorporation, by-laws, and stockholders rights plan contain anti-takeover provisions that could make it difficult for a third party to acquire control of us. Pursuant to the provisions contained in our bylaws, certificate of incorporation and stockholder rights plan, we can issue preferred stock with rights senior to those of our common stock without any further vote or action by our stockholders. Our board of directors can eliminate the right of our stockholders to act by written consent and our board of directors can impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to LeCroy of relative fluctuations in foreign currency exchange rates is the relationship among and between the United States dollar, the European monetary unit, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, Singapore dollar and Hong Kong dollar.

     During the third quarter of fiscal 2001, we began a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of LeCroy or its subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, our financial reporting currency, or otherwise, will not adversely affect our results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products. The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $20,000 and ($0.2) million for the three months ended September 30, 2003 and 2002, respectively, and are included in Other expense, net in the Condensed Consolidated Statements of Operations. These net gains or (losses) include gross gains of $0.1 million for the three months ended September 30, 2003. At September 30, 2003 and June 30, 2003, the Company had approximately $6.9 million and $6.7 million, respectively, of open foreign exchange forward contracts all with short-term maturities of less than three months.

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

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows.

 ITEM 4.  CONTROLS AND PROCEDURES

     We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

     During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               LECROY CORPORATION

PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS

       On August 5, 2003, LeCroy filed a complaint in the United States District Court for the District of Oregon claiming that Tektronix, Inc. ("Tektronix") has infringed on four of LeCroy's patents. On April 28, 2003, Tektronix had filed a complaint against LeCroy in the United States District Court for the District of Oregon claiming that LeCroy infringed on eight of its U.S. patents. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. LeCroy denies that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. The Company believes it has meritorious defenses and it intends to defend vigorously this action.

     On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of United States patent number 5,333,147 (the "147 patent") entitled "Automatic Monitoring of Digital Communication Channel Conditions Using Eye Patterns." LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the 147 patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. LeCroy has filed a Motion to Dismiss Sicom's case, contending that Sicom does not have standing to sue LeCroy for patent infringement. Sicom has opposed the Motion. The Court has stayed discovery until it rules on LeCroy's Motion to Dismiss.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(A)        EXHIBITS

         31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

ITEM 6(B)        REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2003

                  The Company filed a Form 8-K, dated August 6, 2003, reporting under Item 7 "Financial Statements and Exhibits" and under Item 12 "Results of Operations and Financial Condition" the Company's earnings for the three and twelve months ended June 30, 2003.

                  The Company filed a Form 8-K/A, dated August 7, 2003, amending under Item 7 "Financial Statements and
                  Exhibits" and under Item 12 "Results of Operations and Financial Condition" the report on Form 8-K filed by LeCroy Corporation on August 6, 2003.

                  The Company filed a Form 8-K, dated September 26, 2003, reporting under Item 5 "Other Events" the repurchase by the Company of its Series A Redeemable Convertible Preferred Stock and the resignation of Douglas A. Kingsley from the Board of Directors of the Company and under Item 9 "Regulation FD Disclosure" the press release announcing the repurchase and updating the Company's earnings guidance for the first fiscal quarter ending September 30, 2003.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2003           LECROY CORPORATION

                               /s/ Scott D. Kantor
                               -------------------------
                                   Scott D. Kantor
                                   Vice President and Chief Financial Officer,
                                   Secretary and Treasurer

                                  EXHIBIT INDEX



     EXHIBITS NO.                 DESCRIPTION

         31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350