Form 10-Q/A
period 2003-03-31
LECROY CORP
filed 2004-02-09
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                  ---------------------------------------------

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

================================================================================

EXPLANATORY NOTE

            LeCroy Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to correct certain amounts contained in the table included in Note 2, "Stock Plans and Awards," to our Consolidated Financial Statements for the quarterly periods ended March 31, 2003 and 2002, appearing on page 8. The Company's Condensed Consolidated Statements of Operations and Cash Flows, and Consolidated Balance Sheets for all periods presented were reported accurately. The revised pro forma information in Note 2 does not affect any previously reported historical operating results of the Company.

            Other than the changes to Note 2, no other revisions have been made to this Quarterly Report on Form 10-Q/A from the Form 10-Q originally filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2003. This amendment does not reflect information with respect to subsequent periods. Information with respect to those periods has been set forth in the Company's Annual Report on Form 10-K, as amended, Quarterly Reports on Form 10-Q, as amended, and Current Reports on Form 8-K filed subsequent to the filing of the Quarterly Report on Form 10-Q.

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets
                as of March 31, 2003 (Unaudited) and June 30, 2002                            3

              Condensed Consolidated Statements of Operations (Unaudited)
                for the Three and Nine Months ended March 31, 2003 and 2002                   4

              Condensed Consolidated Statements of Cash Flows (Unaudited)                     5
                for the Nine Months ended March 31, 2003 and 2002

              Notes to Condensed Consolidated Financial Statements (Unaudited)                6

   Item 2.    Management's Discussion and Analysis of Financial Condition                     13
                and Results of Operation

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      19

    Item 4.   Controls and Procedures                                                         19

PART II       OTHER INFORMATION

    Item 1.   Legal Proceedings                                                               20

    Item 6.   Exhibits and Reports on Form 8-K                                                20

              Signature                                                                       20


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,           June 30,
In thousands, except par value and share data                                               2003                2002
                                                                                          ---------           ---------
                                                                                         (Unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                                                          $  27,426           $  27,322
       Accounts receivable, net                                                              18,900              23,880
       Inventories, net                                                                      25,791              28,108
        Other current assets                                                                 10,668              11,873
                                                                                          ---------           ---------
                 Total current assets                                                        82,785              91,183

Property and equipment, net                                                                  20,390              21,354
Other assets                                                                                 17,702              14,454
                                                                                          ---------           ---------

TOTAL ASSETS                                                                              $ 120,877           $ 126,991
                                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                   $  10,705           $  12,971
       Accrued expenses and other liabilities                                                13,045              14,947
                                                                                          ---------           ---------
                 Total current liabilities                                                   23,750              27,918

Deferred revenue and other non-current liabilities                                            3,386               4,302
                                                                                          ---------           ---------

                 Total liabilities                                                           27,136              32,220

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares; 500,000 shares issued and outstanding; liquidation value, $15,314 and
   $14,049 as of March 31, 2003 and June 30, 2002, respectively)                             14,816              13,266

Stockholders' equity:
        Common stock, $.01 par value (authorized 45,000,000 shares; 10,349,145 and 10,323,071 shares issued and outstanding as of
              March 31, 2003 and June 30, 2002, respectively)                                   103                 103
        Additional paid-in capital                                                           80,015              81,279
        Warrants to purchase common stock                                                     2,165               2,165
        Accumulated other comprehensive loss                                                 (2,481)             (3,695)
        Retained earnings (deficit)                                                            (877)              1,653
                                                                                          ---------           ---------
                 Total stockholders' equity                                                  78,925              81,505
                                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 120,877           $ 126,991
                                                                                          =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three months ended     Nine months ended
                                                                                      March 31,             March 31,
In thousands, except per share data                                                2003       2002       2003       2002
                                                                                 --------   --------   --------   --------
Revenues:
     Digital oscilloscopes and related products                                  $ 21,009   $ 21,333   $ 67,864   $ 74,813
     High-energy physics products                                                      --         31         --      1,419
     Service and other                                                              5,527      2,244     10,300      6,514
                                                                                 --------   --------   --------   --------
           Total revenues                                                          26,536     23,608     78,164     82,746

Cost of sales (included in Q3 of FY`02 is $616 of severance; included in the nine months of FY`03 is $2,280 of intangible asset impairment charges and
      $204 of severance, and in the nine months of FY`02 is $3,601 of inventory
      charges and $986 of severance)                                               11,478     12,409     38,989     45,518
                                                                                 --------   --------   --------   --------
             Gross profit                                                          15,058     11,199     39,175     37,228

Operating expenses:
     Selling, general and administrative (included in Q3 of FY`02 is $1,348 of severance; included in the nine months of FY`03 and FY`02 is $1,921 and
      $2,906 of severance, respectively)                                            9,552      9,712     29,484     30,511
     Research and development (included in the nine months of FY`03 is $529 of
      severance)                                                                    4,667      5,390     13,544     13,671
                                                                                 --------   --------   --------   --------
           Total operating expenses                                                14,219     15,102     43,028     44,182

Operating income (loss)                                                               839     (3,903)    (3,853)    (6,954)

     Other (expense) income, net                                                      (10)      (397)      (161)      (144)
                                                                                 --------   --------   --------   --------
Income (loss) before income taxes                                                     829     (4,300)    (4,014)    (7,098)
     Provision for (benefit from) income taxes                                        307     (1,591)    (1,485)    (3,026)
                                                                                 --------   --------   --------   --------
Net income (loss)                                                                     522     (2,709)    (2,529)    (4,072)

Charges related to convertible preferred stock                                        518        469      1,550      1,404
                                                                                 --------   --------   --------   --------
Net income (loss) applicable to common stockholders                              $      4   $ (3,178)  $ (4,079)  $ (5,476)
                                                                                 ========   ========   ========   ========

Income (loss) per common share applicable to common stockholders:
        Basic                                                                    $     --   $  (0.31)  $  (0.39)  $  (0.55)
        Diluted                                                                  $     --   $  (0.31)  $  (0.39)  $  (0.55)

Weighted average number of common shares:
        Basic                                                                      10,348     10,233     10,337      9,976
        Diluted                                                                    10,404     10,233     10,337      9,976

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                           March 31,
In thousands                                                            2003       2002
                                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $ (2,529)  $ (4,072)
       Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
           Depreciation and amortization                                 4,949      4,459
           Deferred income taxes                                        (1,871)    (2,999)
           Inventory and severance charges                                  --      3,772
           Impairment of intangible assets                               2,030         --
           Impairment of marketable securities                              --        492
           Recognition of deferred license revenue                        (972)      (972)
      Change in operating assets and liabilities:
            Accounts receivable                                          4,195      6,603
            Inventories                                                  2,088     (4,042)
            Other current and non-current assets                          (314)       (26)
            Accounts payable, accrued expenses and other liabilities    (4,787)    (9,785)
                                                                      --------   --------
Net cash provided by (used in) operating activities                      2,789     (6,570)
                                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                               (2,032)    (2,920)
       Purchase of intangible assets                                    (1,260)        --
                                                                      --------   --------
Net cash used in investing activities                                   (3,292)    (2,920)
                                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of borrowings                                             (62)       (61)
       Proceeds from the issuance of common stock                           --     23,182
       Proceeds from employee stock purchase and option plans              259        684
                                                                      --------   --------
Net cash provided by financing activities                                  197     23,805
                                                                      --------   --------
Effect of exchange rate changes on cash                                    410        282
                                                                      --------   --------
       Net increase in cash and cash equivalents                           104     14,597
       Cash and cash equivalents at beginning of the period             27,322     11,449
                                                                      --------   --------
       Cash and cash equivalents at end of the period                 $ 27,426   $ 26,046
                                                                      ========   ========


Supplemental Cash Flow Disclosure
       Cash paid during the period for:
             Interest                                                 $     74   $    109
             Income taxes                                                  514        578

Non-cash investing and financing activities:
       Acquisition of distributor in exchange for amounts
            due to the company                                             300         --

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                       MARCH 31,           MARCH 31,
In thousands, except per share amounts                              2003      2002      2003      2002
                                                                  --------  --------  --------  --------
Net income (loss), as reported                                    $   522   $(2,709)  $(2,529)  $(4,072)
Add: stock-based compensation expense included in reported net
   income, net of tax                                                  10        15        29        80
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of tax
                                                                     (666)   (1,016)   (2,461)   (3,015)
                                                                  -------   -------   -------   -------
Net loss, pro forma                                                  (134)   (3,710)   (4,961)   (7,007)

Charges related to convertible preferred stock                        518       469     1,550     1,404
                                                                  -------   -------   -------   -------
Net loss applicable to common stockholders, pro forma (1)
                                                                  $  (652)  $(4,179)  $(6,511)  $(8,411)
                                                                  =======   =======   =======   =======

Net loss per common share applicable to common stockholders: (1)
           Basic and Diluted, as reported                         $    --   $ (0.31)  $ (0.39)  $ (0.55)
           Basic and Diluted, pro forma                           $ (0.06)  $ (0.41)  $ (0.63)  $ (0.84)

      (1) The Company previously reported pro forma net losses applicable to common stockholders of ($536) and ($4,070) and pro forma net losses per common share applicable to common stockholders of ($0.05) and ($0.40) for the three month periods ended March 31, 2003 and 2002, respectively. For the nine month periods ended March 31, 2003 and 2002, the Company previously reported pro forma net losses applicable to common stockholders of ($5,596) and ($7,947) and pro forma net losses per common share applicable to common stockholders of ($0.54) and ($0.80), respectively. In estimating the fair value of options at the date of grant using the fair value methodology under SFAS No. 123 for each of the periods shown in the table, the Company utilized a computational model which erroneously reversed pro forma compensation expense for forfeited options which had previously vested, causing an error in the computation of the "pro forma net loss applicable to common stockholders" and "pro forma net loss per common share applicable to common stockholders" information previously presented in the note for these periods.

      The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rates of 2.84% for the three and nine month periods ended March 31, 2003, and 4.48% and 4.50% for the three and nine month periods ended March 31, 2002; no dividends; volatility factors of the expected market price of the Company's Common Stock of 71.4% for the three and nine month periods ended March 31, 2003, and 71.2% for the three and nine month periods ended March 31, 2002, and a weighted average expected life of the options of
4.71 years for the three and nine month periods ended March 31, 2003 and 5.0 years and 4.2 years for the three and nine month periods ended March 31, 2002. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The weighted average grant date fair value of options granted during fiscal years 2003 and 2002 was $6.16 and $9.93, respectively. The above pro forma information is based on historical activity and may not represent future trends.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

5.    COMPREHENSIVE INCOME (LOSS)

      The following table presents the components of comprehensive income
(loss):

                                                    THREE MONTHS ENDED  NINE MONTHS ENDED
In thousands                                             MARCH 31,          MARCH 31,
                                                       2003     2002      2003      2002
                                                    --------  --------  --------  --------
Net income (loss) ................................  $    522  $(2,709)  $(2,529)  $(4,072)
     Cumulative unrealized foreign currency
           translation gains                             301       85     1,214     1,310
     Reversal of cumulative unrealized gain on
           marketable securities                          --       --        --      (360)
     Reclassification adjustment for loss realized
           on impairment of marketable securities         --      394        --        --
                                                    --------  -------   -------   -------
Comprehensive income (loss) ......................  $    823  $(2,230)  $(1,315)  $(3,122)
                                                    ========  =======   =======   =======

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                              MARCH 31,  JUNE 30,
                                                2003       2002
                                              ---------  --------
                                                 IN THOUSANDS
                Raw materials ..............   $ 6,500    $ 7,735
                Work in process ............     4,704      5,571
                Finished goods .............    14,587     14,802
                                               -------    -------
                                               $25,791    $28,108
                                               =======    =======

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

8.    OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                              MARCH 31,    JUNE 30,
                                                2003         2002
                                              ---------    --------
                                                  IN THOUSANDS
           Deferred tax assets, net ........   $ 6,010      $ 8,700
           Other ...........................     4,658        3,173
                                               -------      -------
                                               $10,668      $11,873
                                               =======      =======

9.    PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                      MARCH 31,    JUNE 30,
                                                        2003         2002
                                                      ---------    --------
                                                          IN THOUSANDS
   Land and building ...............................  $ 13,384     $ 12,814
   Furniture, machinery and equipment ..............    33,523       31,556
   Computer software ...............................     6,074        6,074
                                                      --------     --------
                                                        52,981       50,444
   Less:  Accumulated depreciation and amortization.   (32,591)     (29,090)
                                                      --------     --------
                                                      $ 20,390     $ 21,354
                                                      ========     ========

      Depreciation and amortization expense related to property and equipment for the nine month periods ended March 31, 2003 and 2002 was $3.4 million and $3.1 million, respectively.

10.   OTHER ASSETS

      Other assets consist of the following:

                                              MARCH 31,    JUNE 30,
                                                2003         2002
                                              ---------    --------
                                                  IN THOUSANDS
             Intangibles, net .............    $ 5,145     $ 6,707
             Deferred tax assets, net .....      9,321       4,760
             Goodwill .....................      1,874       1,574
             Other ........................      1,362       1,413
                                               -------     -------
                                               $17,702     $14,454
                                               =======     =======

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

required under SFAS No. 142 during the fourth quarter of fiscal 2002 and determined that there was no impairment to its recorded goodwill balances.

         The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

                                                            MARCH 31,     JUNE 30,
                                                              2003          2002
                                                            -------       --------
                                                                   IN THOUSANDS
Intangible assets:

Amortized intangible assets:
   Technology, manufacturing and distribution rights .      $ 8,819       $ 10,332
   Patents and other intangible assets ...............          201            201
   Effect of currency translation on intangible assets           42            162
   Accumulated amortization ..........................       (3,917)        (3,988)
                                                            -------       --------
 Net carrying amount .................................      $ 5,145       $  6,707
                                                            =======       ========

Non-amortized intangible assets:
    Goodwill .........................................      $ 1,874       $  1,574
                                                            =======       ========

         During the second quarter of fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a future royalty payment, both of which are recorded in Cost of sales. The impairment resulted from the Company's strategic decision to exit certain older product lines and to make significant changes to its manufacturing strategy to further improve operating efficiency. This reduction to Other assets for the impairment of technology, manufacturing and distribution rights along with the retirement of fully amortized assets was partially offset by the purchase of a new $2.0 million technology license recorded in Other assets in the Condensed Consolidated Balance Sheet. As of March 31, 2003, the Company paid $1.3 million for the technology license. During the third quarter of fiscal 2003, the Company acquired a former distributor in Singapore for $0.3 million and the preliminary purchase price allocation resulted in $0.3 million of goodwill.

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

11.      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                       MARCH 31,    JUNE 30,
                                                         2003         2002
                                                       -------      -------
                                                          IN THOUSANDS

Compensation and benefits .......................      $ 4,376      $ 5,348
Income taxes ....................................        2,432        2,634
Deferred license fee revenue ....................        1,296        1,296
Warranty ........................................        1,233        1,247
Retained liabilities from discontinued operations          855        1,474
Other ...........................................        2,853        2,948
                                                       -------      -------
                                                       $13,045      $14,947
                                                       =======      =======

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
In thousands                                                     MARCH 31,                  MARCH 31,
                                                           2003           2002         2003          2002
                                                          -------       -------       -------       -------
Balance at beginning of period .....................      $ 1,235       $ 1,286       $ 1,247       $ 1,529
  Accruals for warranties issued during the period .          280           320           897           662
  Warranty costs incurred during the period ........         (282)         (332)         (911)         (917)
                                                          -------       -------       -------       -------
Balance at end of period ...........................      $ 1,233       $ 1,274       $ 1,233       $ 1,274
                                                          =======       =======       =======       =======

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

                                                                                   Three Months Ended     Nine Months Ended
                                                                                       March 31,              March 31,
                                                                                   2003         2002         2003         2002
                                                                                   -----       -----        -----        -----
Revenues:
   Digital oscilloscopes and related products ...............................       79.2%       90.4%        86.9%        90.4%
   High-energy physics products .............................................         --         0.1           --          1.7
   Service and other ........................................................       20.8         9.5         13.1          7.9
                                                                                   -----       -----        -----        -----
     Total revenues .........................................................      100.0       100.0        100.0        100.0

Costof sales (included in Q3 of FY`02 is $616 of severance (2.6% of sales);
    included in the nine months of FY`03 is $2,280 of intangible asset impairment charges (2.9% of sales) and $204 of severance (0.3% of sales), and in the nine months of FY`02 is $3,601 of inventory charges (4.3% of

    sales) and $986 of severance (1.2% of sales)) ...........................       43.3        52.6         49.9         55.0
                                                                                   -----       -----        -----        -----
     Gross profit ...........................................................       56.7        47.4         50.1         45.0
Operating expenses:
   Selling, general and administrative (included in Q3 of FY`02 is $1,348 of severance (5.7% of sales); included in the nine months of FY`03 and FY`02 is $1,921 and $2,906 of severance (2.5% and 3.5% of sales),
    respectively) ...........................................................       36.0        41.1         37.7         36.9
   Research and development (included in the nine months ended FY'03
    is $529 of severance (0.7% of sales)) ...................................       17.6        22.8         17.3         16.5
                                                                                   -----       -----        -----        -----
     Total operating expenses ...............................................       53.6        63.9         55.0         53.4

Operating income (loss) .....................................................        3.1       (16.5)        (4.9)        (8.4)

     Other (expense) income, net ............................................         --        (1.7)        (0.2)        (0.2)
                                                                                   -----       -----        -----        -----


Income (loss) before income taxes ...........................................        3.1       (18.2)        (5.1)        (8.6)
     Provision for (benefit from) income taxes ..............................        1.1        (6.7)        (1.9)        (3.7)
                                                                                               -----        -----        -----
Net income (loss) ...........................................................        2.0%      (11.5)%       (3.2)%       (4.9)%
                                                                                   =====       =====        =====        =====

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

         Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of ($10,000) in the third quarter of fiscal 2003, compared to an expense of ($0.4) million in the third quarter of fiscal 2002. The decrease in the net expense was primarily due to a ($0.4) million charge to reflect the impairment in the value of the Company's equity investment in Iwatsu Electric Co. in the third quarter of fiscal 2002, partially offset by lower net interest income earned on the Company's cash balances and higher foreign exchange losses on transactions denominated in other than the functional currency of the Company or its subsidiaries in the third quarter of fiscal 2003.

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

         Other (expense) income, net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was an expense of ($0.2) million for the nine months ended March 31, 2003, compared to an expense of ($0.1) million for the nine months ended March 31, 2002. Included in other income (expense), net for the nine months ended March 31, 2002 was a ($0.4) million charge to reflect the impairment in the value of the Company's equity investment in Iwatsu Electric Co. This $0.1 million increase in expense for the nine months ended March 31, 2003 was primarily due to higher foreign exchange losses on transactions denominated in other than the functional currency of the Company or its subsidiaries and lower net interest income earned on the Company's cash balances in the nine months ended March 31, 2003, partially offset by the impairment charge in the nine months ended March 31, 2002.

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

                                                     LECROY CORPORATION

Date:  February 9, 2004
                                                     /s/ Scott D. Kantor
                                                     ---------------------------
                                                     Scott D. Kantor
                                                     Vice President and Chief
                                                     Financial Officer,
                                                     Secretary and Treasurer

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