Form 10-K/A
period 2003-06-30
LECROY CORP
filed 2004-02-09
CIK 943580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (Amendment No. 1)



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

                               LECROY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


FORM 10-K ITEM NUMBER:                                                                                      Page No.
                                                                                                              ----

                                                       PART I

                Explanatory Note...........................................................................     3
   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    13
   Item 3.      Legal Proceedings..........................................................................    13
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    13

                                                      PART II

   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    14
   Item 6.      Selected Financial Data....................................................................    14
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    17
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................    31
   Item 8.      Financial Statements and Supplementary Data................................................    32
   Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......    57
   Item 9A.     Controls and Procedures....................................................................    58

                                                      PART III

   Item 10.     Directors and Executive Officers of the Registrant ........................................    59
   Item 11.     Executive Compensation.....................................................................    59
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    59
   Item 13.     Certain Relationships and Related Transactions.............................................    59
   Item 14.     Principal Accounting Fees and Services.....................................................    59

                                                      PART IV

   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    60
                Signatures.................................................................................    64
Exhibit 21.     Subsidiaries of LeCroy Corporation
Exhibit 31.     Rule 13a-14(a) Certifications
Exhibit 32.     Section 1350 Certifications


                                EXPLANATORY NOTE



     LeCroy Corporation is filing this amendment to its Annual Report on Form 10-K for the year ended June 30, 2003 to correct certain amounts contained in the table included under the heading "Stock-Based Compensation" in Note 1 to our Consolidated Financial Statements for the years ended June 30, 2003, 2002 and 2001, appearing on page 40. The Company's Consolidated Statements of Operations, Stockholders' Equity and Cash Flows and Consolidated Balance Sheets for all periods were reported accurately. The revised pro forma information in Note 1 does not affect any previously reported historical operating results of the Company.



     Other than changes to Note 1, no other revisions have been made to this Annual Report on Form 10-K/A from the Form 10-K originally filed with the Securities and Exchange Commission for fiscal 2003. This Amendment does not reflect information with respect to subsequent periods. Information with respect to those periods has been set forth in the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed subsequent to the filing of the Annual Report on Form 10-K.


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

                                                                        YEARS ENDED
                                                                          JUNE 30,
                                                                        -----------
                                                            2003            2002             2001
                                                            ----            ----             ----

Net (loss) income, as reported.......................     $(1,674)       $ (6,249)          $ 5,424
Add: stock-based compensation expense included in
 reported net (loss) income, net of income taxes.....          24              87                 -
Deduct: stock-based compensation expense determined
  under fair value based method for all awards, net
  of income taxes ...................................      (3,061)         (3,696)           (3,722)
                                                          -------        --------           -------
Pro forma net (loss) income..........................      (4,711)         (9,858)            1,702
Charges related to convertible preferred stock.......       2,069           1,876             3,548
                                                          -------        --------           -------
Pro forma net (loss) income applicable to common
  stockholders(1)....................................     $(6,780)       $(11,734)          $(1,846)
                                                          =======        ========           =======
Net (loss) income per common share applicable to
   common stockholders:
     Basic, as reported..............................     $ (0.36)       $  (0.81)          $  0.22
     Diluted, as reported............................     $ (0.36)       $  (0.81)          $  0.21
     Basic, pro forma................................     $ (0.65)       $  (1.17)          $ (0.22)
     Diluted, pro forma..............................     $ (0.65)       $  (1.17)          $ (0.22)


                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) The Company previously reported pro forma net losses applicable to common stockholders of ($5,862), ($11,411) and ($663) and pro forma net losses per common share applicable to common stockholders of ($0.57), ($1.14) and ($0.08) for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In estimating the fair value of options at the date of grant using the fair value methodology under SFAS No. 123 for each of the three fiscal years shown in the table, the Company utilized a computational model which erroneously reversed pro forma compensation expense for forfeited options which had previously vested, causing an error in the computation of the "pro forma net loss applicable to common stockholders" and "pro forma net loss per common share applicable to common stockholders" information previously presented in this note for these periods.


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

10.41 Form of Restricted Stock Purchase Agreement, and is incorporated herein by reference.*

10.42 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, and is incorporated herein by reference.*

10.43 Amendment Number One to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, and is incorporated herein by reference.*

10.44 Amendment, dated September 2, 2003, to the Credit Agreement, between the Registrant and The Bank of New York, filed as Exhibit
              10.44 to the Company's Annual Report on Form 10-K, as filed on September 22, 2003 (the "Original 2003 Form 10-K").

14.1 Revised Principles of Business Conduct Policy, dated December 18, 2002, filed as Exhibit 14.1 to the Original 2003 Form 10-K.

16 Letter from Ernst & Young LLP to the Securities and Exchange Commission dated December 4, 2002, filed as Exhibit 16 to the Original 2003 Form 10-K.

21 Subsidiaries of LeCroy Corporation, filed as Exhibit 21 to the Original 2003 Form 10-K.

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



                                             LeCROY CORPORATION


February 9, 2004

                                             By /s/ Scott D. Kantor
                                                ------------------------
                                                Scott D. Kantor
                                                Vice President Finance,
                                                Chief Financial Officer,
                                                Secretary and Treasurer


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

               Signature                                 Title                                  Date
              -----------                               -------                                ------

/s/ Charles A. Dickinson                  Chairman of the Board of Directors             February 9, 2004
-----------------------------------
    Charles A. Dickinson


/s/ Thomas H. Reslewic                    President, Chief Executive Officer             February 9, 2004
-----------------------------------                 and Director
    Thomas H. Reslewic                       (Principal Executive Officer)


/s/ Scott D. Kantor                          Vice President Finance, Chief               February 9, 2004
-----------------------------------           Financial Officer, Secretary
    Scott D. Kantor                                  and Treasurer
                                            (Principal Accounting Officer)


/s/ Robert E. Anderson                                Director                          February 9, 2004
-----------------------------------
    Robert E. Anderson


                                                       Director                          February 9, 2004
-----------------------------------
    Peter H. Kamin


                                                       Director                          February 9, 2004
-----------------------------------
    Walter O. LeCroy, Jr.


/s/ William G. Scheerer                                Director                          February 9, 2004
-----------------------------------
    William G. Scheerer


/s/ Allyn C. Woodward, Jr.                             Director                          February 9, 2004
-----------------------------------
    Allyn C. Woodward, Jr.

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