Form 10-Q/A
period 2003-09-30
LECROY CORP
filed 2004-02-09
CIK 943580

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

                         YES  X             NO
                             ---               ---

Indicate by check mark ("X") whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES  X             NO
                             ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                           OUTSTANDING AT OCTOBER 29, 2003
             -----                           -------------------------------
Common stock, par value $.01 share                      10,477,032

EXPLANATORY NOTE

      LeCroy Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to correct certain amounts contained in the table included in Note 2, "Stock Plans and Awards," to our Consolidated Financial Statements for the quarterly periods ended September 30, 2003 and 2002, appearing on page 8. The Company's Condensed Consolidated Statements of Operations and Cash Flows, and Consolidated Balance Sheets for all periods presented were reported accurately. The revised pro forma information in
Note 2 does not affect any previously reported historical operating results of the Company.

      Other than the changes to Note 2, no other revisions have been made to this Quarterly Report on Form 10-Q/A from the Form 10-Q originally filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2003. This amendment does not reflect information with respect to subsequent periods. Information with respect to those periods has been set forth in the Company's Current Reports on Form 8-K filed subsequent to the filing of the Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,         June 30,
In thousands, except par value and share data                                              2003                2003
                                                                                        -------------         --------
                                                                                        (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                       $  21,221           $  30,851
         Accounts receivable, net                                                           20,051              20,523
         Inventories, net                                                                   23,968              24,720
         Other current assets                                                               10,740              10,012
                                                                                         ---------           ---------
                  Total current assets                                                      75,980              86,106

Property and equipment, net                                                                 19,471              20,021
Other assets                                                                                15,309              16,025
                                                                                         ---------           ---------

TOTAL ASSETS                                                                             $ 110,760           $ 122,152
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings                                                           $  10,000           $      --
         Accounts payable                                                                   10,241              10,937
         Accrued expenses and other liabilities                                             13,255              12,338
                                                                                         ---------           ---------
                  Total current liabilities                                                 33,496              23,275


Deferred revenue and other non-current liabilities                                           2,477               3,028
                                                                                         ---------           ---------
                  Total liabilities                                                         35,973              26,303

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock; 0 and 500,000 shares issued and outstanding designated as redeemable convertible preferred stock; liquidation value,
       $0 and $15,735 at September 30, 2003 and June 30, 2003, respectively)                    --              15,335

Stockholders' equity:
      Common stock, $.01 par value (authorized 45,000,000 shares; 10,450,279 and 10,412,562 shares issued and outstanding as of
               September 30, 2003 and June 30, 2003, respectively)                             104                 104
      Additional paid-in capital                                                            73,647              79,864
      Warrants to purchase common stock                                                      2,165               2,165
      Accumulated other comprehensive loss                                                  (1,129)             (1,598)
      Retained earnings (deficit)                                                               --                 (21)
                                                                                         ---------           ---------
Total stockholders' equity                                                                  74,787              80,514
                                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 110,760           $ 122,152
                                                                                         =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three months ended
                                                                         September 30,
In thousands, except per share data                                 2003               2002
                                                                  --------           --------
Revenues:
    Digital oscilloscopes and related products                    $ 24,605           $ 22,473
    Service and other                                                2,814              2,518
                                                                  --------           --------
         Total revenues                                             27,419             24,991

Cost of sales (see Note 3)                                          11,847             12,390
                                                                  --------           --------
         Gross profit                                               15,572             12,601

Operating expenses:
    Selling, general and administrative (see Note 3)                 9,873             10,690
    Research and development (see Note 3)                            3,684              4,512
                                                                  --------           --------
         Total operating expenses                                   13,557             15,202

Operating income (loss)                                              2,015             (2,601)

    Other expense, net                                                (322)              (104)
                                                                  --------           --------
Income (loss) before income taxes                                    1,693             (2,705)
    Provision for (benefit from) income taxes                          626             (1,001)
                                                                  --------           --------
Net income (loss)                                                    1,067             (1,704)

Charges related to convertible preferred stock                          --                515
Redemption of convertible preferred stock                            7,665                 --
                                                                  --------           --------
Net loss applicable to common stockholders                        $ (6,598)          $ (2,219)
                                                                  ========           ========

Loss per common share applicable to common stockholders:
    Basic                                                         $  (0.63)          $  (0.21)
    Diluted                                                       $  (0.63)          $  (0.21)

Weighted average number of common shares:
    Basic                                                           10,414             10,323
    Diluted                                                         10,414             10,323


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                    September 30,
In thousands                                                                  2003               2002
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $  1,067           $ (1,704)
Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                            1,560              1,798
      Deferred income taxes                                                      514             (1,058)
      Recognition of deferred license revenue                                   (324)              (324)
      Loss on disposal of property and equipment                                  23                 --
Change in operating assets and liabilities:
       Accounts receivable                                                       736              2,682
       Inventories                                                               951              3,122
       Other current and non-current assets                                     (635)              (529)
       Accounts payable, accrued expenses and other liabilities                  (88)            (1,967)
                                                                            --------           --------
Net cash provided by operating activities                                      3,804              2,020
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                      (631)              (520)
        Purchase of intangible assets                                           (150)              (510)
                                                                            --------           --------
Net cash used in investing activities                                           (781)            (1,030)
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of borrowings                                                  (24)               (20)
        Borrowings under line of credit                                       10,000                 --
        Redemption of convertible preferred stock                            (23,000)                --
        Proceeds from employee stock purchase and option plans                   395                 --
                                                                            --------           --------
Net cash used in financing activities                                        (12,629)               (20)
                                                                            --------           --------
Effect of exchange rate changes on cash                                          (24)               171
                                                                            --------           --------
       Net (decrease) increase in cash and cash equivalents                   (9,630)             1,141
       Cash and cash equivalents at beginning of the period                   30,851             27,322
                                                                            --------           --------
       Cash and cash equivalents at end of the period                       $ 21,221           $ 28,463
                                                                            ========           ========


Supplemental Cash Flow Disclosure Cash paid during the period for:
      Interest                                                              $     25           $     26
      Income taxes                                                                30                 37

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
In thousands                                                                SEPTEMBER 30,
                                                                       2003              2002
                                                                      -------           -------
Net income (loss), as reported...............................         $ 1,067           $(1,704)
Add: stock-based compensation expense included in
 reported net income (loss), net of income taxes.............               4                 4
Deduct: stock-based compensation expense determined
  under fair value based method for all awards, net
  of income taxes............................................            (708)             (852)
                                                                      -------           -------
Pro forma net income (loss)..................................             363            (2,552)
Charges related to convertible preferred stock...............           7,665               515
                                                                      -------           -------
Pro forma net loss applicable to common stockholders(1)......         $(7,302)          $(3,067)
                                                                      =======           =======

Loss per common share applicable to common stockholders (1):
     Basic, as reported......................................         $ (0.63)          $ (0.21)
     Diluted, as reported....................................         $ (0.63)          $ (0.21)
     Basic, pro forma........................................         $ (0.70)          $ (0.30)
     Diluted, pro forma......................................         $ (0.70)          $ (0.30)

      (1) The Company previously reported pro forma net losses applicable to common stockholders of ($7,222) and ($2,334) and pro forma net losses per common share applicable to common stockholders of ($0.69) and ($0.23) for the three month periods ended September 30, 2003 and 2002, respectively. In estimating the fair value of options at the date of grant using the fair value methodology under SFAS No. 123 for each of the periods shown in the table, the Company utilized a computational model which erroneously reversed pro forma compensation expense for forfeited options which had previously vested, causing an error in the computation of the "pro forma net loss applicable to common stockholders" and "pro forma net loss per common share applicable to common stockholders" information previously presented in the note for these periods.

      The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rates of 2.79% for the three months ended September 30, 2002; no dividends; volatility factors of the expected market price of the Company's Common Stock of 71.8% for the three months ended September 30, 2002; and a weighted average expected life of the options of 5 years for the three months ended September 30, 2002. For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The above pro forma information is based on historical activity and may not represent future trends.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

5. COMPREHENSIVE INCOME (LOSS)

      The following table presents the components of comprehensive income
(loss):

                                                        THREE MONTHS ENDED
In thousands                                              SEPTEMBER 30,
                                                      2003             2002
                                                    -------          -------
Net income (loss)...........................        $ 1,067          $(1,704)
    Cumulative unrealized foreign currency
        translation gains (losses)..........            469             (281)
                                                    -------          -------
Comprehensive income (loss).................        $ 1,536          $(1,985)
                                                    =======          =======

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

7.    INVENTORIES, NET

      Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                  SEPTEMBER 30,   JUNE 30,
                       2003         2003
                     -------      -------
                        IN THOUSANDS
Raw materials....    $ 6,731      $ 6,372
Work in process..      4,942        5,696
Finished goods...     12,295       12,652
                     -------      -------
                     $23,968      $24,720
                     =======      =======

      The value of demonstration units included in finished goods was $9.1 million at September 30, 2003 and June 30, 2003.

8.    OTHER CURRENT ASSETS

      Other current assets consist of the following:


                           SEPTEMBER 30,   JUNE 30,
                               2003         2003
                              -------      -------
                                  IN THOUSANDS
Deferred tax assets, net      $ 7,200      $ 7,200
Other ..................        3,540        2,812
                              -------      -------
                              $10,740      $10,012
                              =======      =======

9.    PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:


                                                    SEPTEMBER 30,    JUNE 30,
                                                        2003           2003
                                                    -------------    --------
                                                            IN THOUSANDS
Land and building ..............................      $ 13,307       $ 13,288
Furniture, machinery and equipment .............        34,699         34,427
Computer software ..............................         6,190          6,190
                                                      --------       --------
                                                        54,196         53,905
Less:  Accumulated depreciation and amortization       (34,725)       (33,884)
                                                      --------       --------
                                                      $ 19,471       $ 20,021
                                                      ========       ========

      Depreciation and amortization expense for the three month periods ended September 30, 2003 and 2002 was $1.2 million and $1.1 million, respectively.

10.   OTHER ASSETS

      Other assets consist of the following:


                           SEPTEMBER 30,   JUNE 30,
                                2003         2003
                              -------      -------
                                 IN THOUSANDS
Intangibles, net .......      $ 5,050      $ 5,232
Deferred tax assets, net        7,420        7,934
Goodwill ...............        1,874        1,874
Other ..................          965          985
                              -------      -------
                              $15,309      $16,025
                              =======      =======

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

      The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:


                                                         SEPTEMBER 30,    JUNE 30,
                                                              2003         2003
                                                            -------       -------
                                                                IN THOUSANDS
Intangible assets:
Amortizable intangible assets:
   Technology, manufacturing and distribution rights .      $ 7,160       $ 7,010
   Patents and other intangible assets ...............          661           661
   Effect of currency translation on intangible assets          104           105
   Accumulated amortization ..........................       (2,875)       (2,544)
                                                            -------       -------
Net carrying amount ..................................      $ 5,050       $ 5,232
                                                            =======       =======
Non-Amortizable intangible assets:
   Goodwill ..........................................      $ 1,874       $ 1,874
                                                            =======       =======

      Amortization expense for those intangible assets with finite lives was $0.3 million and $0.7 million for the three months ended September 30, 2003 and 2002, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2004 through 2008 will approximate $1.3 million, $2.0 million, $0.7 million, $0.7 million and $0.6 million, respectively.

11.   ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other liabilities consist of the following:


                                                    SEPTEMBER 30,   JUNE 30,
                                                         2003         2003
                                                       -------      -------
                                                           IN THOUSANDS
Compensation and benefits .......................      $ 4,145      $ 4,489
Income taxes ....................................        2,631        2,595
Deferred license fee revenue ....................        1,296        1,296
Warranty ........................................        1,241        1,235
Retained liabilities from discontinued operations          389          456
Other ...........................................        3,553        2,267
                                                       -------      -------
                                                       $13,255      $12,338
                                                       =======      =======

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

The following table is a reconciliation of the changes in the Company's aggregate product warranty during the three month periods ended September 30, 2003 and 2002.

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          2003         2002
                                                        -------       -------
                                                             IN THOUSANDS
Balance at beginning of period ...................      $ 1,235       $ 1,247
  Accruals for warranties issued during the period          273           291
  Warranty costs incurred during the period ......         (267)         (301)
                                                        -------       -------
Balance at end of period .........................      $ 1,241       $ 1,237
                                                        =======       =======

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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


                                                    Three months ended
                                                       September 30,
                                                     2003         2002
                                                    ------       ------
Revenues:
    Digital oscilloscopes and related products        89.7%        89.9%
    Service and other ........................        10.3         10.1
                                                    ------       ------
         Total revenues ......................       100.0        100.0

Cost of sales ................................        43.2         49.6
                                                    ------       ------
         Gross profit ........................        56.8         50.4

Operating expenses:
    Selling, general and administrative ......        36.0         42.8
    Research and development .................        13.4         18.0
                                                    ------       ------
         Total operating expenses ............        49.4         60.8

Operating income (loss) ......................         7.4        (10.4)

    Other expense, net .......................        (1.2)        (0.4)
                                                    ------       ------
Income (loss) before income taxes ............         6.2        (10.8)
    Provision for (benefit from) income taxes          2.3         (4.0)
                                                    ------       ------
Net income (loss) ............................         3.9%        (6.8)%
                                                    ======       ======


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

      Our contractual obligations and commitments include obligations associated with our capital and operating leases and a technology license agreement as set forth in the table below:


                                                   PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------
                                                                                 MORE
                                               LESS                              THAN
                                              THAN 1        1-3         3-5        5
                                  TOTAL        YEAR        YEARS       YEARS     YEARS
                                  ------      ------      ------      ------    ------
                                                     (IN THOUSANDS)
Capital lease obligations ..      $  268      $   98      $  170      $   --    $   --
Employee severance agreement         267         267          --          --        --
Operating lease obligations        3,580         978       1,676         926        --
Other contractual
   commitments to purchase
   information technology
   (1) .....................         500         500          --          --        --
                                  ------      ------      ------      ------    ------
 Total .....................      $4,615      $1,843      $1,846      $  926    $   --
                                  ======      ======      ======      ======    ======

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

Date: February 9, 2004             LECROY CORPORATION

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