Form 10-Q
period 2003-12-31
LECROY CORP
filed 2004-02-09
CIK 943580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26634

LeCROY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-2507777 (I.R.S. Employer Identification No.)

700 CHESTNUT RIDGE ROAD CHESTNUT RIDGE, NEW YORK (Address of Principal Executive Office)	10977 (Zip Code)

(845) 425-2000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark (“X”) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO [  ]

Indicate by check mark (“X”) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]       NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 26, 2004

Common stock, par value $.01 share	10,680,311

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX
Ex-10.49 Professional Services Agreement
EX-31.1 302 Certification (CEO)
EX-31.2 302 Certification (CFO)
EX-32.1 906 Certification (CEO)
EX-32.2 906 Certification (CFO)

LeCROY CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LeCROY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
In thousands, except par value and share data	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,091	$30,851
Accounts receivable, net	18,521	20,523
Inventories, net	23,098	24,720
Other current assets	12,688	10,012

Total current assets	77,398	86,106
Property and equipment, net	19,387	20,021
Other assets	13,693	16,025

TOTAL ASSETS	$110,478	$122,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$5,098	$94
Accounts payable	10,802	10,937
Accrued expenses and other liabilities	12,742	12,244

Total current liabilities	28,642	23,275
Deferred revenue and other non-current liabilities	2,106	3,028

Total liabilities	30,748	26,303
Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock; 0 and 500,000 shares issued and outstanding designated as redeemable convertible preferred stock; liquidation value, $0 and $15,735 at December 31, 2003 and June 30, 2003, respectively)	—	15,335
Stockholders’ equity:
Common stock, $.01 par value (authorized 45,000,000 shares; 10,548,465 and 10,412,562 shares issued and outstanding as of December 31, 2003 and June 30, 2003, respectively)	105	104
Additional paid-in capital	74,933	79,864
Warrants to purchase common stock	2,165	2,165
Accumulated other comprehensive income (loss)	609	(1,598)
Retained earnings (deficit)	1,918	(21)

Total stockholders’ equity	79,730	80,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,478	$122,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

LeCROY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,

In thousands, except per share data	2003	2002	2003	2002

Revenues:
Oscilloscopes and related products	$27,019	$24,382	$51,624	$46,855
Service and other	2,752	2,255	5,566	4,773

Total revenues	29,771	26,637	57,190	51,628
Cost of sales (see Note 4)	12,807	15,007	24,654	27,397

Gross profit	16,964	11,630	32,536	24,231
Operating expenses:
Selling, general and administrative (see Note 4)	10,219	9,363	20,092	20,053
Research and development (see Note 4)	3,781	4,358	7,465	8,870

Total operating expenses	14,000	13,721	27,557	28,923
Operating income (loss)	2,964	(2,091)	4,979	(4,692)
Other income (expense), net	80	(47)	(242)	(151)

Income (loss) before income taxes	3,044	(2,138)	4,737	(4,843)
Provision for (benefit from) income taxes	1,126	(791)	1,752	(1,792)

Net income (loss)	1,918	(1,347)	2,985	(3,051)
Charges related to convertible preferred stock	—	517	—	1,032
Redemption of convertible preferred stock	—	—	7,665	—

Net income (loss) applicable to common stockholders	$1,918	$(1,864)	$(4,680)	$(4,083)

Net income (loss) per common share applicable to common stockholders:
Basic	$0.18	$(0.18)	$(0.45)	$(0.40)
Diluted	$0.18	$(0.18)	$(0.45)	$(0.40)
Weighted average number of common shares:
Basic	10,498	10,340	10,456	10,332
Diluted	10,690	10,340	10,456	10,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

LeCROY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	December 31,

In thousands	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,985	$(3,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,133	3,464
Deferred income taxes	1,280	(1,871)
Recognition of deferred license revenue	(648)	(648)
Impairment of intangible assets	—	2,030
Loss on disposal of property and equipment	63	—
Change in operating assets and liabilities:
Accounts receivable	2,901	3,327
Inventories	2,502	4,556
Other current and non-current assets	(1,819)	398
Accounts payable, accrued expenses and other liabilities	113	(4,744)

Net cash provided by operating activities	10,510	3,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,727)	(1,482)
Purchase of intangible assets	(150)	(1,010)

Net cash used in investing activities	(1,877)	(2,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(5,047)	(45)
Borrowings under line of credit	10,000	—
Redemption of convertible preferred stock	(23,000)	—
Proceeds from employee stock purchase and option plans	1,509	245
Repayment of seller-financed acquisition of intangible assets	(250)	—

Net cash (used in) provided by in financing activities	(16,788)	200

Effect of exchange rate changes on cash	395	(618)

Net (decrease) increase in cash and cash equivalents	(7,760)	551
Cash and cash equivalents at beginning of the period	30,851	27,322

Cash and cash equivalents at end of the period	$23,091	$27,873

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$64	$55
Income taxes	110	217

The accompanying notes are an integral part of these condensed consolidated financial statements.

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The condensed consolidated balance sheet as of December 31, 2003 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

     The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. Examples include the allowance for doubtful accounts, allowance for excess and obsolete inventory, intangible asset valuation, determining if and when impairments have occurred, and the assessment of the valuation of deferred income taxes and income tax reserves. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The operations of the U.S. parent company, LeCroy Corporation, have a period ending on the Saturday closest to December 31 (December 27, 2003 and December 28, 2002). Each of these fiscal periods represented a 13-week period. The condensed consolidated financial statement period-end references are stated as December 31.

2. Stock Plans and Awards

     The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee and director compensation cost for the stock option plans is reflected in the Company’s Condensed Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to Stockholders’ Equity and amortized to expense over the requisite vesting periods.

     The following table illustrates the effect on net income (loss) and net income (loss) per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

	In thousands
Net income (loss), as reported	$1,918	$(1,347)	$2,985	$(3,051)
Add: stock-based compensation expense included in reported net income (loss), net of income taxes	4	6	9	11
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of income taxes	(1,166)	(945)	(1,858)	(1,792)

Pro forma net income (loss)	756	(2,286)	1,136	(4,832)
Charges related to convertible preferred stock	—	517	7,665	1,032

Pro forma net income (loss) applicable to common stockholders	$756	$(2,803)	$(6,529)	$(5,864)

Net income (loss) per common share applicable to common stockholders:
Basic, as reported	$0.18	$(0.18)	$(0.45)	$(0.40)
Diluted, as reported	$0.18	$(0.18)	$(0.45)	$(0.40)
Basic, pro forma	$0.07	$(0.27)	$(0.62)	$(0.57)
Diluted, pro forma	$0.07	$(0.27)	$(0.62)	$(0.57)

3. Revenue Recognition

     Revenue is recognized when products are shipped or services are rendered to customers, net of allowances for anticipated returns. The Company’s revenue-earning activities generally involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition; pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. Revenues from service contracts are recognized ratably over the contract period. A deferral is recorded for post-contract support and any other further deliverables included within the sales contract agreement. This deferral is earned and accordingly, recognized as contract elements are completed.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which summarizes certain of the SEC Staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $0.6 million during the three and six months ended December 31, 2003 and 2002, respectively. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of December 31, 2003, the remaining balance of pre-tax deferred license fee revenue was $2.6 million, $1.3 million of which was included in Accrued expenses and other liabilities and the remaining $1.3 million of which was included in Deferred revenue and other non-current liabilities on the Condensed Consolidated Balance Sheet.

     The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”). Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence (“VSOE”). The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support agreement. The Company did not recognize any software license revenue during the three and six months ended December 31, 2003 and 2002, respectively.

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Restructuring

     During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in Cost of sales, $0.6 million was recorded in Selling, general and administrative expense and $0.2 million was recorded in Research and development expense). As of December 31, 2003, $0.7 million of the total $0.9 million has been paid and $0.2 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004.

     During the second quarter of fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment, both of which are recorded in Cost of sales. The impairment resulted from the Company’s strategic decision to exit certain older product lines and to make significant changes to its manufacturing strategy to further improve operating efficiency.

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.7 million ($0.1 million of which was recorded in Cost of sales, $2.1 million was recorded in Selling, general and administrative expense and $0.5 million was recorded in Research and development expense in the Condensed Consolidated Statement of Operations). As of December 31, 2003, $2.2 million of the total $2.7 million has been paid and $0.5 million remains in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of first quarter of fiscal 2005.

     The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. In connection with these workforce reductions, the Company recorded a $4.2 million charge ($1.0 million recorded in Cost of sales, $3.0 million in Selling, general and administrative expense and $0.2 million in Research and development expense) for severance and related expenses, including costs associated with the succession of the Company’s Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.2 million total charge, $4.0 million was initially credited to Accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to Additional paid-in capital. Cumulative through December 31, 2003, $3.9 million of the total $4.0 million has been paid and $0.1 million of unused restructuring reserve was credited to Selling, general and administrative expense in the fourth quarter of fiscal 2003. As of December 31, 2003, the 2002 restructuring plan was completed.

5. Derivatives

     The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts, which are not accounted for as hedges, are recorded on the Condensed Consolidated Balance Sheet at fair value. The changes in fair value of these contracts are highly inversely correlated to changes in the value of certain of the Company’s foreign denominated assets and liabilities. The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.1 million for the three and six months ended December 31, 2003 and ($0.2) and ($0.4) million for the three and six months ended December 31, 2002, respectively, and are included in Other income (expense), net in the Condensed Consolidated Statements of Operations. At December 31, 2003 and June 30, 2003, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $7.4 million and $6.7 million, respectively.

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Comprehensive Income (Loss)

     The following table presents the components of comprehensive income (loss):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

	In thousands
Net income (loss)	$1,918	$(1,347)	$2,985	$(3,051)
Cumulative unrealized foreign currency translation gains	1,738	1,194	2,207	913

Comprehensive income (loss)	$3,656	$(153)	$5,192	$(2,138)

7. Accounts Receivable, net

     The Company has agreements with two of its customers, who are also vendors, that provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At December 31, 2003 and 2002, the Company netted approximately $1.5 million and $2.5 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets related to these agreements.

8. Inventories, net

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	December 31,	June 30,
	2003	2003

	In thousands
Raw materials	$6,722	$6,372
Work in process	5,087	5,696
Finished goods	11,289	12,652

	$23,098	$24,720

     The value of demonstration units included in finished goods was $8.5 million and $9.1 million at December 31, 2003 and June 30, 2003, respectively.

9. Other Current Assets

     Other current assets consist of the following:

	December 31,	June 30,
	2003	2003

	In thousands
Deferred tax assets, net	$8,000	$7,200
Other receivables	566	560
Other	4,122	2,252

	$12,688	$10,012

10. Property and Equipment, net

     Property and equipment consist of the following:

	December 31,	June 30,
	2003	2003

	In thousands
Land and building	$13,677	$13,288
Furniture, machinery and equipment	35,721	34,427
Computer software	6,190	6,190

	55,588	53,905
Less: Accumulated depreciation and amortization	(36,201)	(33,884)

	$19,387	$20,021

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

     Depreciation and amortization expense was $1.3 and $1.2 million for the three month periods ended December 31, 2003 and 2002, respectively. Depreciation and amortization expense for the six month periods ended December 31, 2003 and 2002 was $2.5 million and $2.3 million, respectively.

11. Other Assets

     Other assets consist of the following:

	December 31,	June 30,
	2003	2003

	In thousands
Intangibles, net	$4,761	$5,232
Deferred tax assets, net	5,854	7,934
Goodwill	1,874	1,874
Other	1,204	985

	$13,693	$16,025

     Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2003 and 2002 and determined that there was no impairment to its recorded goodwill balances.

     The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets included in Other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

	Weighted	December 31,	June 30,
	Average Lives	2003	2003

		In thousands
Intangible assets:
Amortizable intangible assets:
Technology, manufacturing and distribution rights	4.6 years	$7,160	$7,010
Patents and other intangible assets	4.4 years	661	661
Effect of currency translation on intangible assets		149	105
Accumulated amortization		(3,209)	(2,544)

Net carrying amount		$4,761	$5,232

Non-Amortizable intangible assets:
Goodwill		$1,874	$1,874

     Amortization expense for those intangible assets with finite lives was $0.3 million and $0.4 million for the three months ended December 31, 2003 and 2002, respectively, and $0.7 million and $1.1 million for the six months ended December 31, 2003 and 2002, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. Patents and other intangible assets are amortized on a straight-line basis. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2004 through 2008 will approximate $1.3 million, $2.0 million, $0.7 million, $0.7 million and $0.6 million, respectively.

12. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	December 31,	June 30,
	2003	2003

	In thousands
Compensation and benefits	$3,607	$4,489
Income taxes	2,758	2,595
Deferred license fee revenue, current portion	1,296	1,296
Warranty	1,243	1,235
Retained liabilities from discontinued operations	308	456
Other	3,628	2,267

	$12,840	$12,338

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

13. Warranties and Guarantees

     The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” Estimated future warranty obligations related to products are provided by charges to operations in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to operations.

     The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the three and six months ended December 31, 2003 and 2002.

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

		In thousands
Balance at beginning of period	$1,241	$1,237	$1,235	$1,247
Accruals for warranties issued during the period	365	316	638	618
Warranty costs incurred during the period	(363)	(318)	(630)	(630)

Balance at end of period	$1,243	$1,235	$1,243	$1,235

     In connection with an agreement to license the Company’s MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of December 31, 2003, there have been no claims under such indemnification provisions.

     As is customary in the test and measurement industry, and as provided for by local law in the U.S. and other jurisdictions, the Company’s standard terms of sale provide remedies to customers, such as defense, settlement, or payment of a judgment for intellectual property claims related to the use of the Company’s products. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, there have been no claims under such indemnification provisions.

14. Debt

     On November 13, 2003, the Company amended its existing credit agreement with The Bank of New York. The amended agreement provides the Company with a $25.0 million revolving line of credit expiring on November 30, 2006, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (“LIBOR”) plus a margin of between 1.25% and 2.25%, depending on the Company’s Leverage Ratio, as defined in the credit agreement. A commitment fee of .375% per annum is payable on any unused amount under the line. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of December 31, 2003, the Company had $5.0 million outstanding under this line of credit and has met its financial covenant requirements, including interest coverage ratio, minimum total net worth, minimum total tangible net worth and liquidity ratio covenants.

15. Redeemable Convertible Preferred Stock

     On September 27, 2003, the Company repurchased from the holders of its Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”) all 500,000 issued and outstanding shares of the Preferred Stock for $23.0 million in cash. The shares of Preferred Stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. At June 30, 2004, the redemption value of the Preferred Stock would have been approximately $17.6 million.

LeCROY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

     In connection with the repurchase of Preferred Stock, the Company recorded a charge of approximately $7.7 million to stockholders’ equity representing the premium paid to the holders of its Preferred Stock ($1.0 million charged to Retained earnings and $6.7 million charged to Additional paid-in capital) and recognized transaction costs of $0.4 million included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2003. In accordance with the Security and Exchange Commission’s position published in an Emerging Issues Task Force (“EITF”) Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the Preferred Stock as a charge to arrive at net loss applicable to common stockholders for the six months ended December 31, 2003.

16. Commitments and Contingencies

      On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, any of these patents, and contend that the patents are invalid. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix infringed on four of our patents. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. We believe we have meritorious defenses and we intend to vigorously defend this action.

      On January 15, 2003, we were sued by Sicom Systems in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. We answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, we filed a Motion to Dismiss Sicom’s case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted our Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against us in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In our responsive pleading, we have denied that we have infringed, or are infringing, the patent, and contend that the patent is invalid. We intend to vigorously defend ourselves in this litigation.

      From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, that arise in the ordinary course of business. There are no matters pending, including those described above, that we expect to be material to our business, results of operations, financial condition or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this prospectus and the documents incorporated by reference herein. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this prospectus and the documents incorporated by reference herein.

     We utilize fiscal quarters that end on the Saturday nearest to March 31, June 30, September 30, and December 31. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

Overview

     We develop, manufacture, sell and license oscilloscopes and related test and measurement equipment. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer three families of oscilloscopes, which address different solutions to the markets we serve: WaveMaster, our highest performance product family; WavePro, which is targeted at the mid- to high- performance sector; and WaveRunner, designed for the mid-performance sector of the market. We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high energy physics research, and in 1985, we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

     We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, probes and accessories, and to a lesser extent, our extended warranty contracts and repairs and calibrations we perform on our instruments after the expiration of their warranties. Revenue is recognized when products are shipped or services are rendered to customers net of allowances for anticipated returns. We sell our products into a broad range of end markets, including computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, or OEMs, such as Hyundai, Intel, Maxtor, Raytheon, Robert Bosch, Seagate and STMicroelectronics.

     We rely upon a direct sales model and employ a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers’ representatives and distributors in areas where demand levels do not justify direct distribution by us. We segment the world into three areas – North America, Europe/Middle East and Asia/Pacific. In North America we sell our products directly in the United States. In Europe, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Asia/Pacific we sell our products directly in Japan, South Korea, Singapore and five regions in China. Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues has been:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(unaudited)		(unaudited)

(in thousands)	2002	2003	2002	2003

North America	$8,122	$9,423	$16,483	$18,931
Europe/Middle East	8,320	9,709	15,507	17,105
Asia/Pacific	10,195	10,639	19,638	21,154

Total revenues	$26,637	$29,771	$51,628	$57,190

	Three Months Ended		Six Months Ended
Unaudited	December 31,		December 31,

	2002	2003	2002	2003

North America	30.5%	31.7%	31.9%	33.1%
EMEA	31.2	32.6	30.0	29.9
Asia Pacific	38.3	35.7	38.1	37.0

Total revenues	100.0%	100.0%	100.0%	100.0%

     Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euro, Swiss francs, British pounds and U.S. dollars. In Japan we transact business in Japanese yen. In South Korea we transact business in Korean won and in Singapore we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see the section entitled “Quantitative and Qualitative Disclosure About Market Risk” below.

     We have historically experienced lower sales activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and general market activity during the summer months, particularly in Europe.

     Cost of sales represents manufacturing costs, which primarily comprise materials, labor and factory overhead. Gross margins represent revenues less cost of sales. Additional factors integral to gross margins earned on our products are mix, as the average selling prices of our products range from $5,000 to $80,000, and foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while manufacturing costs are U.S. dollar denominated.

     Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative, personnel, and legal, accounting and other professional services.

     Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

     During the general economic downturn beginning in fiscal 2001, specifically in the industries in which we sell our products, we maintained a consistent commitment to new product development by investing, on average, approximately $4.5 million per quarter for the past 14 quarters, excluding an incremental $4.0 million charge for access to IBM’s next generation silicon-germanium technology taken in the fourth quarter of fiscal 2002. During that time, research and development expense as a percentage of revenues ranged from 13.0% to 23.0%.

     In response to the economic downturn we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to better position our business for the long term. The resultant charges taken to accomplish these efforts were:

				Six Months ended
				December 31,
	Year Ended June 30,			(unaudited)

(In thousands)	2001	2002	2003	2002	2003

Charges for:
Impaired intangible assets	$—	$—	$2,280	$2,280	$—
Severance and related costs	70	1,035	163	90	—

Cost of sales	$70	$1,035	$2,443	$2,370	$—

Charges for:
Severance and related costs	$117	$185	$670	$523	$—

Research and development	$117	$185	$670	$523	$—

Charges for:
Severance and related costs	$724	$3,020	$2,382	$2,041	$—
Plant closure	—	—	286	—	—
Unused restructuring reserve	(243)	—	(78)	—	—

Selling, general and administrative	$481	$3,020	$2,590	$2,041	$—

     As of December 31, 2003, all amounts accrued under the 2001 and 2002 restructurings were paid in full. For the 2003 plan, $2.9 million of the total $3.6 million has been paid and $0.7 million remains in accrued expenses and other liabilities.

Critical Accounting Policies

     The discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, consolidated and related disclosure at the date of our financial statements and reported revenues and expenses during the period. The significant accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

     Revenue Recognition. We recognize revenue when products are shipped or services are rendered to customers, net of allowances for anticipated returns. Our revenue-earning activities generally involve delivering or producing goods, and revenues are considered to be earned when we have completed the process by which we are entitled to such revenues. The following criteria are used for revenue recognition; pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. Revenues from service contracts are recognized ratably over the contract period. A deferral is recorded for post-contract support and any other further deliverables included within the sales contract agreement. This deferral is earned and accordingly, recognized as contract elements are completed.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which summarizes certain of the SEC Staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, which we adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a related tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years through the second quarter of fiscal 2006. We recognized pre-tax deferred license fee revenue of $0.6 million during each of the six month periods ended December 31, 2003 and 2002, respectively. Such license fees were included in service and other revenue for such periods. As of December 31, 2003, the remaining balance of pre-tax deferred license fee revenue was $2.6 million, $1.3 million of which was included in accrued expenses and other liabilities and the remaining $1.3 million of which was included in deferred revenue and other non-current liabilities.

     We recognize software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”). Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence (“VSOE”). We analyze all of the elements and determine if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses is recognized upon delivery of the products. The revenue allocated to maintenance is recognized ratably over the term of the support agreement. We did not recognize any software license revenue during the six months ended December 31, 2003 and 2002, respectively.

     Allowance for Excess and Obsolete Inventory. We provide an allowance for estimated excess and obsolete inventory equal to the lower of the cost of inventory and its estimated market value based on assumptions relating to future demand and market conditions. The allowance for excess and obsolete inventory was $2.7 million at December 31, 2003 and $2.1 million at June 30, 2003. If actual market conditions prove less favorable than those expected by management, additional inventory write downs may be required which could have a material adverse effect on our financial condition, results of operations and cash flows.

     Deferred Tax Assets. We have recorded $13.9 million of net deferred tax assets as of December 31, 2003 for the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are federal, state and foreign loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $5.1 million as of December 31, 2003 to reserve for those tax assets we believe are not likely to be realized in future periods. Adjustments to the valuation allowance may be made in the future if it is determined that the realized amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our results of operations when made.

     Warranty. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.2 million at December 31, 2003 and June 30, 2003. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectable. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was $0.4 million at both December 31, 2003 and June 30, 2003. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

     Valuation of Long-Lived and Intangible Assets. The carrying values of long-lived assets and identifiable amortizable intangibles (including technology, manufacturing and distribution rights) are assessed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. We recognized an intangible asset impairment of $2.3 million for the six months ended December 31, 2002.

     The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods or on a straight-line basis. Management assesses the recoverability of these rights on the basis of actual and forecasted production units as well as the average selling price and standard costs of the related products after the amortization of the rights to determine profitability. If required, an impairment charge is recorded as described above.

     Goodwill. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the “reporting unit”

level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS No. 142) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2003 and determined that there was no impairment to our recorded goodwill balance of $1.9 million at June 30, 2003.

Consolidated Results of Operations

     The following table indicates the percentage of total revenues represented by each item in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2003 and 2002.

	Three months ended		Six months ended
	December 31,		December 31,

(Unaudited)	2003	2002	2003	2002

Revenues:
Oscilloscopes and related products	90.8%	91.5%	90.3%	90.8%
Service and other	9.2	8.5	9.7	9.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	43.0	56.3	43.1	53.1

Gross profit	57.0	43.7	56.9	46.9
Operating expenses:
Selling, general and administrative	34.3	35.1	35.1	38.8
Research and development	12.7	16.4	13.1	17.2

Total operating expenses	47.0	51.5	48.2	56.0
Operating income (loss)	10.0	(7.8)	8.7	(9.1)
Other income (expense), net	0.2	(0.2)	(0.4)	(0.3)

Income (loss) before income taxes	10.2	(8.0)	8.3	(9.4)
Provision for (benefit from) income taxes	3.8	(2.9)	3.1	(3.5)

Net income (loss)	6.4	(5.1)	5.2	(5.9)
Charges related to convertible preferred stock	—	1.9	13.4	2.0

Income (loss) applicable to common stockholders	6.4%	(7.0)%	(8.2)%	(7.9)%

Comparison of the Three Month Periods Ended December 31, 2003 and 2002

     Total revenues were $29.8 million in the second quarter of fiscal 2004, compared to $26.6 million in the second quarter of fiscal 2003, an increase of 11.8%, or $3.1 million. This increase, which was substantially all in Digital oscilloscopes and related products, was primarily due to higher average selling prices combined with increased demand for our application-specific Disk Drive Analyzer and Serial Data Analyzer versions of our high-end WaveMaster™ digital oscilloscopes and for our WavePro 7000™ series of digital oscilloscopes launched in the third quarter of fiscal 2003.

     Gross margin was 57.0% in the second quarter of fiscal 2004 compared to 43.7% in the same period in fiscal 2003. Included in Cost of sales in the second quarter of fiscal 2003 was a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment. The impairment resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve operating efficiency. The increase in gross margin in the second quarter of fiscal 2004 was primarily due to the improved product mix resulting from the launch of the WavePro 7000 series of digital oscilloscopes in the third quarter of fiscal 2003, higher average selling prices in our high-end products, lower manufacturing costs resulting from continued improvements in operational efficiency, the effect of foreign exchange rates and the ongoing benefit of our shift to a direct sales model in China and Singapore.

     Selling, general and administrative expense was $10.2 million in the second quarter of fiscal 2004 compared to $9.4 million in the second quarter of fiscal 2003, an increase of 9.1% or $0.9 million. This increase was primarily due to increased variable selling costs related to higher revenues, incremental direct selling expenses resulting from new direct presences in Asia and Europe, increased legal expenses and expenses related to performance bonuses that were suspended in the first three quarters in fiscal 2003 due to the weakness in the technology sector of the economy. As a percentage of sales, Selling general and administrative expense decreased from 35.1% in the second quarter of fiscal 2003 to 34.3% in the second quarter of fiscal 2004. This decrease as a percentage of sales was primarily due to the ability to leverage expenses over the incremental revenues in the second quarter of fiscal 2004.

     Research and development expense was $3.8 million in the second quarter of fiscal 2004, compared to $4.4 million in the second quarter of fiscal 2003, a decrease of 13.2% or $0.6 million. The decrease was primarily due to cost savings realized from the consolidation of our probe development activities into our Chestnut Ridge, New York facility in the fourth quarter of fiscal 2003 and the timing of certain non-recurring engineering expenses. As a percentage of sales, Research and development expense decreased from 16.4% in the second quarter of fiscal 2003 to 12.7% in the second quarter of fiscal 2004, which is consistent with our long-term operating model of spending 13% of sales on product development.

     Other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was $0.1 million in the second quarter of fiscal 2004, compared to ($47,000) in the second quarter of fiscal 2003. The increase in Other income (expense), net was primarily due to foreign exchange gains of $0.1 million in the second quarter of fiscal 2004, compared to foreign exchange losses of ($0.1) million for the comparable period in the prior year. Partially offsetting the foreign exchange gains in the second quarter of fiscal 2004 was higher interest expense due to borrowings under our revolving line of credit outstanding during the second quarter of fiscal 2004.

     Our effective tax rate was 37.0% in the second quarter of fiscal 2004 and 2003.

     In the second quarter of fiscal 2003, charges related to Preferred Stock, the Preferred Stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the outstanding Preferred Stock, was $0.5 million.

Comparison of the Six Month Periods Ended December 31, 2003 and 2002

     Total revenues were $57.2 million in the six months ended December 31, 2003, compared to $51.6 million in the six months ended December 31, 2002, an increase of 10.8%, or $5.6 million. This increase, which was substantially all in oscilloscopes and related products, was primarily due to higher average selling prices combined with increased demand for our application-specific Disk Drive Analyzer and Serial Data Analyzer versions of our high-end WaveMaster oscilloscopes and our WavePro 7000 series of oscilloscopes launched in the third quarter of fiscal 2003.

     Gross margin was 56.9% in the six months ended December 31, 2003 compared to 46.9% in the same period in fiscal 2002. Included in cost of sales for the six months ended December 31, 2002 was a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a future royalty payment and a $0.1 million charge for severance expense. The impairment resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve operating efficiency. The increase in gross margin in the first half of fiscal 2004 was primarily due to the improved product mix resulting from the launch of the WavePro 7000 series of oscilloscopes in the third quarter of fiscal 2003, higher average selling prices in our high-end products, lower manufacturing costs resulting from continued improvements in operational efficiency, the effect of foreign exchange rates and the ongoing benefit of our shift to a direct sales model in China and Singapore.

     Selling, general and administrative expense was $20.1 million for the six month periods ended December 31, 2003 and 2002. Included in selling, general and administrative expense in the six months ended December 31, 2002 was a $2.1 million charge for severance expense. As a percentage of sales, selling general and administrative expense decreased from 38.8% in the six months ended December 31, 2002 to 35.1% in the six months ended December 31, 2003. This decrease as a percentage of sales was primarily due to our ability to leverage expenses over the higher sales base in the first half of fiscal 2004 and cost reduction initiatives taken in fiscal 2003 partially offset by increased variable selling costs related to higher revenues, higher direct selling expenses resulting from new direct presences in Asia and Europe, increased legal expenses and the expenses related to performance bonuses that were suspended in the first three quarters in fiscal 2003 due to the weakness in the technology sector of the economy.

     Research and development expense was $7.5 million for the six months ended December 31, 2003, compared to $8.9 million in the same period in fiscal 2003, a decrease of 15.8% or $1.4 million. The decrease was primarily due to cost savings realized from the consolidation of our probe development activities into our Chestnut Ridge, New York facility in the fourth quarter of fiscal 2003, the benefit of cost reduction initiatives taken in fiscal 2003, a $0.5 million charge for severance expense included in research and development expense in the six months ended December 31, 2002 and the timing of certain non-recurring engineering expenses. As a percentage of sales, research and development expense decreased from 17.2% for the six months ended December 31, 2002 to 13.1% for the six months ended December 31, 2003.

     Other income (expense), net, was ($0.2) million for the six months ended December 31, 2003 and 2002. Included in other income (expense), net for the six months ended December 31, 2003 was $0.4 million in transaction costs related to the repurchase of our Series A redeemable convertible preferred stock, partially offset by foreign exchange gains of $0.1 million. Included in other income (expense), net, for the six months ended December 31, 2002 was foreign exchange losses of ($0.4) million, partially offset by net interest income.

     Our effective tax rate was 37.0% in the first half of each of fiscal 2004 and 2003.

     On September 27, 2003, we repurchased from the holders of our redeemable convertible preferred stock all 500,000 issued and outstanding shares of the preferred stock for $23.0 million in cash. In accordance with the Security and Exchange Commission’s position published in Emerging Issues Task Force Topic No. D-42 relating to induced conversions of preferred stock, we recorded a charge of approximately $7.7 million representing the premium paid to the holders of our preferred stock as a charge to arrive at net loss applicable to common stockholders in the six months ended December 31, 2003. For the six months ended December 31, 2002, charges related to our preferred stock, the dividend on the preferred stock and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the Preferred Stock, was $1.0 million.

Liquidity and Capital Resources

     Working capital was $48.8 million at December 31, 2003, which represented a working capital ratio of 2.7 to 1, compared to $62.8 million, or 3.7 to 1 at June 30, 2003. The reduction of our working capital ratio was primarily due to the repurchase of our Series A redeemable convertible preferred stock for $23.0 million, which was funded by $13.0 million of cash and $10.0 million of borrowings under our revolving credit facility in the first fiscal quarter of 2004. As of December 31, 2003 we had repaid $5.0 million of the $10.0 million that was outstanding under our revolving credit facility at September 30, 2003 from cash provided by operations and the exercise of employee stock options during the second fiscal quarter of 2004. On January 24, 2004 we repaid another $1.0 million of the outstanding debt.

     Net cash provided by operating activities for the six months ended December 31, 2003 was $10.5 million, compared with $3.5 million for the comparable period in the prior year. The increase in net cash provided by operating activities was primarily due to the $6.0 million improvement in net income, the consumption of $1.3 million of deferred tax assets and the decrease in severance-related payments, partially offset by the increase in other current and non-current assets caused by the prepayment of advertising and promotion expense, value added tax and insurance policies. For the corresponding period in the prior year, net cash provided by operating activities reflects reductions in inventory of $4.6 million due to increased operating efficiencies and in accounts receivable of $3.3 million resulting from enhanced collections activity and partially lower sales volume. These benefits to operating cash flows during the six months ended December 31, 2002 were partially offset by a $4.7 million reduction in accounts payable, accrued expenses and other liabilities resulting from severance payments of $2.8 million and a $1.0 million payment related to a technology license purchased in fiscal 2002.

     Net cash used in investing activities for the six months ended December 31, 2003 was $1.9 million, compared with $2.5 million for the comparable period in the prior year. This decrease in net cash used in investing activities was primarily due to a $1.0 million acquisition of a technology license during the six months ended December 31, 2002, partially offset by an increase of $0.2 million in capital expenditures during the six months ended December 31, 2003.

     Net cash used in financing activities for the six months ended December 31, 2003 was $16.8 million, compared with net cash provided by financing activities of $0.2 million for the comparable period in the prior year. This increase in cash used in financing activities was primarily due to the repurchase of our preferred stock for $23.0 million partially offset by net borrowings of $5.0 million under our revolving credit facility and $1.5 million of proceeds from employee stock purchases and stock option exercises.

     On November 13, 2003, we amended our existing credit agreement with The Bank of New York. The amended agreement provides us with a $25.0 million revolving credit facility expiring on November 30, 2006, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at an annual rate of prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (LIBOR) plus a margin of between 1.25% and 2.25%, depending on our leverage ratio, as such term is defined in the credit agreement. A commitment fee of 0.375% per annum, is payable on any unused amount under the facility. This revolving credit facility is secured by a lien on substantially all of our domestic assets. As of December 31, 2003, we had borrowed $5.0 million under this credit facility and were in compliance with our financial covenant requirements.

     We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of December 31, 2003, we had $0.2 million outstanding under this line of credit, $0.1 million of which was included in short-term debt and current portion of long-term debt and the remaining $0.1 million of which was included in deferred revenue and other non-current liabilities. As of June 30, 2003, we had $0.3 million outstanding under this line of credit, $0.1 million of which was included in accrued expenses and other liabilities and the remaining $0.2 million of which was included in deferred revenue and other non-current liabilities. Outstanding borrowings under this line bear interest at an annual rate of 12.2%.

     In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.4 million as of December 31, 2003). No amounts were outstanding under these facilities as of December 31, 2003 and June 30, 2003.

     We believe that our cash on hand, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

Contractual Obligations and Other Commitments

     Our contractual obligations and commitments include obligations associated with our capital and operating leases, an employee severance agreement and a technology license agreement as set forth in the table below:

	Payments due by Period as of December 31, 2003

		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years

(In thousands)
Revolving credit facility	$—	$5,000	$—	$—	$—
Capital lease obligations	245	98	147	—	—
Employee severance agreement	187	187	—	—	—
Operating lease obligations	2,965	734	1,437	794	—
Other contractual commitments to purchase technology	500	500	—	—	—

Total	$3,897	$6,519	$1,584	$794	$—

Forward-Looking Information

     This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the intent, belief or current expectations of us or our directors or officers with respect to, among other things, (i) market trends in our industries and the projected impact on us, (ii) the increasing importance of signal shape analysis; (iii) our ability to meet our customers’ evolving needs; (iv) our position within our industries and ability to compete effectively; (v) our ability to expand into new markets; (vi) the success of our new product introductions; (vii) trends in the seasonality of our sales; (viii) a shift in technology towards higher speed digital signals containing more complex data and the demands of users of signal analyzer products; (ix) market opportunities for dedicated signal analyzers; (x) the resolution of certain environmental remediation activities; (xi) sufficiency of our cash balances, cash flow and the availability of external financing sources to fund working capital, capital expenditure requirements and business or technology acquisitions; (xii) trends affecting our financial condition and results of operations; (xiii) our business and growth strategies; (xiv) the impact of adoption of accounting conventions; and (xv) certain other statements identified or qualified by words such as “likely,” “will,” “suggests,” “may,” “would,” “could,” “should,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “believes,” “is optimistic about,” or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent our best judgment as of the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results; volume and timing of orders received; changes in the mix of products sold; competitive factors, including pricing pressure, technological developments and products offered by competitors; our ability to deliver a timely flow of competitive new products and market acceptance of these products; our ability to anticipate changes in the market; our ability to negotiate or maintain financing arrangements with lenders on terms that are acceptable; our ability to attract and retain qualified personnel, including our management; changes in the global economy and fluctuations in foreign currency rates; inventory risks due to changes in market demand or our business strategies; risks due to an interruption in supply or an increase in price for our parts, components and sub-assemblies; our ability to realize sufficient margins on the sales of our products; the development of future products and our ability to use intellectual property and protect our patent portfolio; those risks listed under the heading “Risk Factors” and in other cautionary statements in this document, as well as other risk factors listed from time to time in our reports filed with the Securities and Exchange Commission and press releases. We undertake no obligation to update any forward-looking statements whether as a result of new information or future events.

Risk Factors

      An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, or results of operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our operating results are subject to fluctuations.

      Our past operating results, and our gross margins, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate. The primary factors that affect us include the following:

•	changes in overall demand for our products;

•	the timing of the introduction and market acceptance of new products by us or competing companies;

•	the timing and magnitude of research and development expenses;

•	changes in the estimation of the future size and growth rate of our markets;

•	changes in our production efficiency;

•	disruptions in operations at any of our facilities or the facilities of any of our contract manufacturers for any reason; and

•	changes in our selling prices.

      In addition, we have historically experienced somewhat lower activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and market activity during the summer months, particularly in Europe. We believe this seasonal aspect of our business is likely to continue in the future.

     Our stock price may be volatile in the future.

      The market price of our common stock fluctuates significantly. The stock price could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	historically low trading volume in our stock;

•	announcements of developments related to our business;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	sales by competitors, including sales to our customers;

•	sales of common stock into the public market, including by directors and members of management;

•	developments in our relationships with our customers, partners, distributors, and suppliers;

•	shortfalls or changes in revenue, gross margins, earnings or losses, or other financial results from analysts’ expectations;

•	regulatory developments;

•	fluctuations in results of operations;

•	trends in the seasonality of our sales; and

•	general conditions in our market or the markets served by our customers.

      In addition, in recent years the stock market in general and the market for shares of technology stocks in particular have experienced extreme price fluctuations, which have often been due largely to factors other than the operating performance of the affected companies. We cannot ensure that the market price of our common stock will not decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our operating performance.

If demand for our products does not match manufacturing capacity, our earnings may suffer.

      The sale of our products is dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demands for their products. We may not be able to adapt production capacity and related cost structures to rapidly changing market conditions in a timely manner. When demand does not meet expectations, manufacturing capacity will likely exceed production requirements. We have at times increased our production capacity and the overhead that supports production based on anticipated market demand which has not always developed as expected. As a result, we have periodically underutilized our capacity, which has adversely affected our earnings due to existing fixed costs. In addition, conversely, if during a market upturn we cannot increase manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on earnings and our overall business.

If our operating results do not continue to improve in the long-term, we may be required to establish a valuation allowance against our net deferred tax assets.

      We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of December 31, 2003, we had recorded $13.9 million of net deferred tax assets for the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. An additional valuation allowance would be recorded if it were more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we might record a tax expense in our consolidated statement of operations, which would have an adverse impact on our operating results.

We face risks from fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange.

      A large portion of our sales and expenses are denominated in foreign currencies. We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, the European monetary unit, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, Singapore dollar and Hong Kong dollar.

      We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting. Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future as a result of mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, our financial reporting currency, or otherwise, will not adversely affect our results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products.

      No assurance can be given that our strategies will prevent future currency fluctuations from having a material adverse affect on our business, financial condition and results of operations.

We face risks in expanding our business operations in China.

      We intend to continue to expand our business operations and sales in China. However, we may be unsuccessful in implementing this strategy as planned or at all. Factors that could inhibit our successful expansion into China include its highly cyclical business environment, historically poor recognition of intellectual property rights and poor performance in stopping counterfeiting and piracy activity.

We are subject to additional risks associated with our international operations.

      We market and sell our products and services outside the United States, and currently have employees located in China, France, Germany, Italy, Hong Kong, Japan, Singapore, South Korea, Sweden, Switzerland and the United Kingdom. Many of our customers and licensees are located outside the United States. As part of our strategy, we intend to expand our international sales, particularly in China. We face numerous risks in doing business outside the United States, including:

•	dependence on sales representatives or foreign distributors and their sales channels;

•	longer accounts receivable collection cycles;

•	less effective and less predictable protection of intellectual property;

•	trade protection measures, import or export licensing requirements, tariffs and other trade barriers;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	changes in the political or economic condition of a specific country or region, particularly in emerging markets; and

•	potentially adverse tax consequences.

      Such factors could cause our future international sales to decline.

      Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees is found to have violated these requirements, we could be subject to significant fines and other penalties.

      We may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have recently conducted military exercises in or near the other’s territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargos, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products.

We depend on single-source suppliers for some of our products, and the loss of these suppliers could harm our business.

      We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by International Business Machines, or IBM. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

We depend upon key personnel and qualified future hires to implement our expansion strategy.

      Our success depends on the efforts and abilities of senior management and key employees in the sales, marketing, research and development, and manufacturing areas. Many of these employees would be difficult to replace. We do not have employment contracts with most of our key personnel. If we cannot retain existing key managers and employ additional qualified senior employees, our business, financial condition, and results of operations could be materially and adversely affected. We do not maintain “key man” life insurance policies on any of our personnel. Future expansion of operations will require us to attract, train and retain new personnel. In addition, we may be limited by non-solicitation agreements entered into by our key personnel with respect to hiring employees from our competitors. These factors could increase our operating expenses. If we are unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits increase substantially, our business, results of operations or financial condition could be materially and adversely affected.

The actions we took at the end of fiscal 2001 through fiscal 2003 in response to the reduced demand for our products could have long-term adverse effects on our business.

      We experienced operating losses beginning in the fourth quarter of fiscal 2001 and ending in the fourth quarter of fiscal 2002 due to reduced demand for our products. In an effort to decrease expenses in response to this reduced demand, beginning at the end of fiscal 2001 and continuing through fiscal 2003, we consolidated certain operations, reduced the size of our workforce and increased operating efficiencies.

      There are several risks inherent in our cost-cutting initiatives to transition to a reduced cost structure. These include the risk that cost-cutting initiatives have impaired our ability to develop and market products effectively and remain competitive in the industries in which we compete. Cost reduction measures could have long-term adverse effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could have a material adverse effect on our business, results of operations or financial condition.

We may not be successful in protecting our intellectual and proprietary rights.

      As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it may be difficult to design alternatives to such technology without incurring significant costs. Thus, the loss of intellectual property rights to technology could have a material adverse effect on our business, results of operations or financial condition.

      We are engaged in intellectual property litigations, including with Tektronix, Inc. On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix infringed on four of our patents.

      From time to time in the ordinary course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing such claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

We license certain intellectual property from third parties.

      We rely on licenses of intellectual property for our businesses, including technology used in our products. We cannot ensure that these licenses will be available in the future on favorable terms or at all. The loss of these licenses or the ability to maintain any of them on acceptable terms could delay development of future products or prevent the further sale or enhancement of existing products. This loss could adversely affect our business, results of operations and financial condition.

Our acquisitions, strategic alliances, and joint ventures may result in financial results that are different than expected.

      In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. As a result of transactions which may be consummated, our financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	the retention of key employees;

•	the management of facilities and employees in different geographic areas;

•	the retention of key customers; and

•	the integration or coordination of different research and development, product manufacturing and sales programs and facilities.

      Any impairment of the value of purchased assets or goodwill could have a significant negative impact on our future operating results.

      All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

     We may not be able to obtain the capital we need to maintain or grow our business.

      Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facility, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

      The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in our industry;

•	the perception in the capital markets of our business;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	changes in interest rates.

      In addition, certain covenants relating to our existing indebtedness impose certain limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

     We could incur substantial costs as a result of violations of our liabilities under environmental laws.

      Our operations are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits.

      Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us after the sale of the Vigilant Networks segment and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse effect on our results of operations.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

      We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations might result in suspension of these contracts, or administrative penalties.

If we are required to account for options under our employee stock plans as a compensation expense, our net income and earnings per share would be significantly reduced.

      There has been an increasing public debate about the proper accounting treatment for employee stock options. In November 2003, the Financial Accounting Standards Board (“FASB”) issued a tentative decision to require companies to expense the fair value of all employee equity-based awards granted, modified or settled. The tentative requirements would be effective for us in our 2006 fiscal year commencing July 2005 and would require any options issued or vesting on or after that date to be recognized as compensation expense in accordance with the future statement. The FASB has not yet determined the valuation model required to be adopted. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair value. It is possible that future laws, regulations and accounting pronouncements will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, which would have an adverse effect on our results of operations.

We have outstanding bank debt and must comply with financial covenants.

      We have a $25.0 million revolving credit facility with The Bank of New York. As of December 31, 2003, we had $5.0 million of bank debt outstanding under this facility. We plan to use a portion of the net proceeds from this offering to repay all amounts outstanding under this facility. Following this repayment, we will continue to be subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, minimum total tangible net worth and liquidity ratio requirements. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our existing credit facility with The Bank of New York will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash or comply with the financial covenants under our credit facility may adversely affect our business, results of operations and financial condition.

Issuance of shares in connection with financing transactions or under stock plans and outstanding warrants will dilute current stockholders.

      Pursuant to our stock plans, our management is authorized to grant stock awards to our employees, directors and consultants. In addition, we also have warrants outstanding to purchase shares of our common stock. You will incur dilution upon exercise of any outstanding stock awards or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

Anti-takeover provisions under our stockholder rights plan, charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

      Our stockholder rights plan, certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. Certain provisions of our certificate of incorporation and bylaws allow us to:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	prohibit stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent; and

•	require advance written notice of stockholder proposals and director nominations.

      In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and stockholder rights plan and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Moreover, certain provisions of our license agreement with Tektronix, which expires in September 2004, could discourage certain companies or other third parties from attempting to acquire control of us or limit the price that such parties might be willing to pay for our common stock until the expiration of such agreement. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Risks Related to Our Industry

     Competition could reduce our market share and harm our business.

      The oscilloscope market is highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix and Agilent Technologies, Inc. Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent Technologies and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope market.

      We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer and chief operating officer, are former employees of Tektronix. In 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. We are currently engaged in another intellectual property litigation with Tektronix in which both sides have claimed that the other is infringing its patents.

      We believe that the principal bases of competition in the oscilloscope market are a product’s performance (bandwidth, sample rate, memory length and processing power), its price and quality, the vendor’s name recognition and reputation, product availability and the quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable “price-to-performance” ratio. We cannot assure that we will continue to compete effectively.

     A prolonged economic downturn could materially harm our business.

      Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks on the United States and abroad, could cause a decrease in capital spending in many of the markets we serve. In particular, a downward cycle affecting the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets would likely result in a reduction in demand for our products and would have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, if customers’ markets decline, we may not be able to collect outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to maintain profitability.

     We must successfully execute our strategy to introduce new products.

      One of our key strategies is to expand our addressable portion of the oscilloscope market by introducing new products such as sampling oscilloscopes and lower bandwidth oscilloscopes. We have in the past withdrawn a product line due to implementation concerns. In August 2000, we divested our Vigilant Networks business segment because, while its technology was potentially viable, the additional capital investment required for its commercial success was judged to be too high. The success of our new product offerings will depend on a number of factors, including our ability to identify customer needs properly, manufacture and deliver products in sufficient volumes on time, differentiate offerings from competitors’ offerings, price products competitively and anticipate competitors’ development of new products or technological innovations.

Without the timely introduction of competitive products, our products may become technologically obsolete.

      We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products may become technologically obsolete, in which case our revenue and operating results could suffer. The success of new product offerings will depend on several factors, including our ability to identify customer needs properly, innovate and develop new technologies, manufacture and deliver products in sufficient volumes on time, differentiate offerings from competitors’ offerings, price products competitively and anticipate competitors’ development of new products or technological innovations.

     We could be affected by government regulation and other legal uncertainties.

      We manufacture our products in the United States, and sell our products and purchase parts, components and sub-assemblies in a number of countries. We are therefore subject to various significant international, federal, state and local regulations, including but not limited to health and safety, product content, labor and import/export regulations. For example, the export of high-performance oscilloscopes from the United States is subject to regulation under the Treaty for Nuclear Non-Proliferation. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, the European monetary unit, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, Singapore dollar and Hong Kong dollar.

     We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting.

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

     The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.1 million for the three and six month periods ended December 31, 2003, and ($0.2) million and ($0.4) million for the three and six month periods ended December 31, 2002, respectively, and are included in other income (expense), net. At December 31, 2003 and June 30, 2003, the notional amounts of our open foreign exchange forward contracts, all with maturities of less than six months, were approximately $7.4 million and $6.7 million, respectively.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management’s opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would not have been significant to our results of operations, financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

     During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry, and two concern probes. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix infringed on four of our patents. We believe we have meritorious defenses and we intend to vigorously defend this action.

      On January 15, 2003, we were sued by Sicom Systems in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. We answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, we filed a Motion to Dismiss Sicom’s case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted our Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against us in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In our responsive pleading, we have denied that we have infringed, or are infringing, the patent, and contend that the patent is invalid. We intend to vigorously defend ourselves in this litigation.

      From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, that arise in the ordinary course of business. There are no matters pending, including those described above, that we expect to be material to our business, results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s annual meeting of stockholders held on October 29, 2003, the following three proposals were adopted.

     Proposal I

     To elect two Class II directors, each to hold office for a term of three years.

Director	Total Votes For Each Director	Total Votes Withheld From Each Director
William G. Scheerer	10,097,846	334,176
Allyn C. Woodward, Jr.	10,132,681	299,341

     Proposal II

     To approve the Company’s 2003 Stock Incentive Plan.

Votes For	Votes Against	Votes Abstained*	Broker Non-Votes*
7,287,684	2,053,645	6,785	1,083,908

     Proposal III

     To approved the Company’s Amended and Restated 1995 Employee Stock Purchase Plan.

Votes For	Votes Against	Votes Abstained*	Broker Non-Votes*
9,315,817	25,712	6,585	1,083,908

     *     Shares that reflect abstentions or “broker non-votes” are counted for purposes of determining whether a quorum is present for the transaction of business at the annual meeting but are not counted as votes on any proposals presented at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a)	Exhibits

10.45	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on September 26, 2003

10.46	LeCroy Corporation’s Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on September 26, 2003

10.47	Amendment No. 2 to the Credit Agreement, dated November 13, 2003, between the Company and The Bank of New York, as Administrative Agent, incorporated by reference to the Company’s Form 8-K filed with the SEC on November 24, 2003

10.48	Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Company and Lutz P. Henckels, incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2003

10.49	Professional Services Agreement (for use with Manufacturing Services only), dated as of December 2, 2003, by and between the Company and Plexus Services Corp.*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*We are seeking confidential treatment for the redacted portions of this agreement.

Item 6(b)	Reports on Form 8-K during the quarter ended December 31, 2003

The Company filed a Form 8-K with the SEC on October 16, 2003, reporting under Item 7 “Financial Statements and Exhibits” and under Item 12 “Results of Operations and Financial Condition” the Company’s earnings for the three months ended September 30, 2003.

The Company filed a Form 8-K with the SEC on November 13, 2003, reporting under Item 5 “Other Events” the amendment by the Company of its existing credit agreement with The Bank of New York. The amendment, among other things, increases the Company’s revolving line of credit from $15 million to $25 million and extends its maturity date to November 30, 2006.

The Company filed a Form 8-K with the SEC on November 25, 2003, reporting under Item 5 “Other Events” the resignation of Lutz P. Henckels from the Board of Directors and as an employee of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2004	LECROY CORPORATION

	/s/	Scott D. Kantor

Scott D. Kantor
Vice President and Chief Financial Officer,
Secretary and Treasurer

EXHIBIT INDEX

Exhibits No.	Description

10.45	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on September 26, 2003

10.46	LeCroy Corporation’s Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on September 26, 2003

10.47	Amendment No. 2 to the Credit Agreement, dated November 13, 2003, between the Company and The Bank of New York, as Administrative Agent, incorporated by reference to the Company’s Form 8-K filed with the SEC on November 24, 2003

10.48	Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Company and Lutz P. Henckels, incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2003

10.49	Professional Services Agreement (for use with Manufacturing Services only), dated as of December 2, 2003, by and between the Company and Plexus Services Corp.*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     We are seeking confidential treatment for the redacted portions of this agreement.