Form 10-Q
period 2004-03-31
LECROY CORP
filed 2004-04-30
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004


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

                                 YES |X| NO [ ]

Indicate by check mark ("X") whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |X| NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT APRIL 27, 2004
  ------------------------------------    ---------------------------------
   Common stock, par value $.01 share                 11,528,740

================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I         FINANCIAL INFORMATION

 Item 1.       Financial Statements:
               Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
                  and June 30, 2003...................................................     3
               Condensed Consolidated Statements of Operations (Unaudited) for the
                  Three and Nine Months ended March 31, 2004 and 2003.................     4
               Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                   Nine Months ended March 31, 2004 and 2003..........................     5
               Notes to Condensed Consolidated Financial Statements (Unaudited).......     6
 Item 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    15
 Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............    35
 Item 4.       Controls and Procedures................................................    35

PART II        OTHER INFORMATION

 Item 1.       Legal Proceedings......................................................    36
 Item 6.       Exhibits and Reports on Form 8-K.......................................    37

Signature      .......................................................................    37


        LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveRunner(R), WaveSurfer(TM) and MAUI(TM) are our trademarks. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,   JUNE 30,
IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA                                2004        2003
----------------------------------------------------------------------   ------------ ---------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents..........................................     $  24,951  $  30,851
   Accounts receivable, net...........................................        24,313     20,523
   Inventories, net...................................................        22,132     24,720
   Other current assets...............................................        11,749     10,012
                                                                           ---------  ---------
     Total current assets.............................................        83,145     86,106
Property and equipment, net...........................................        19,624     20,021
Other assets..........................................................        13,462     16,025
                                                                           ---------  ---------
TOTAL ASSETS..........................................................     $ 116,231  $ 122,152
                                                                           =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt..............     $   4,101  $      95
   Accounts payable...................................................        11,477     10,937
   Accrued expenses and other liabilities.............................        13,280     12,243
                                                                           ---------  ---------
     Total current liabilities........................................        28,858     23,275
Deferred revenue and other non-current liabilities....................         1,809      3,028
                                                                           ---------  ---------
     Total liabilities................................................        30,667     26,303
Redeemable convertible preferred stock, $.01 par value (authorized
  5,000,000 shares of preferred stock; 0 and 500,000 shares issued and outstanding designated as redeemable convertible preferred stock;
  liquidation value, $0 and $15,735 at March 31, 2004 and
  June 30, 2003, respectively)........................................            --     15,335
Stockholders' equity:
  Common stock, $.01 par value (authorized 45,000,000 shares; 10,802,240 and 10,412,562 shares issued and outstanding as of
   March 31, 2004 and June 30, 2003, respectively)....................           108        104
  Additional paid-in capital..........................................        78,837     79,864
  Warrants to purchase common stock...................................         2,165      2,165
  Accumulated other comprehensive income (loss).......................           177     (1,598)
  Retained earnings (accumulated deficit).............................         4,277        (21)
                                                                           ---------  ---------
Total stockholders' equity............................................        85,564     80,514
                                                                           ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................     $ 116,231  $ 122,152
                                                                           =========  =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          MARCH 31,              MARCH 31,
                                                   ---------------------    -----------------
IN THOUSANDS, EXCEPT PER SHARE DATA                    2004       2003        2004      2003
------------------------------------------------   ----------- ---------    -------   -------
Revenues:
  Oscilloscopes and related products............     $29,968     $21,009    $81,592    $67,864
  Service and other.............................       2,862       5,527      8,428     10,300
                                                     -------     -------    -------    -------
   Total revenues...............................      32,830      26,536     90,020     78,164

Cost of sales (see Note 4)......................      13,794      11,478     38,448     38,875
                                                     -------     -------    -------    -------
   Gross profit.................................      19,036      15,058     51,572     39,289

Operating expenses:
  Selling, general and administrative (see Note 4)    11,319       9,552     31,411     29,605
  Research and development (see Note 4).........       4,120       4,667     11,585     13,537
                                                     -------     -------    -------    -------
   Total operating expenses.....................      15,439      14,219     42,996     43,142

Operating income (loss).........................       3,597         839      8,576     (3,853)

  Other income (expense), net...................         147         (10)       (95)      (161)
                                                     -------     -------    -------    --------
Income (loss) before income taxes...............       3,744         829      8,481     (4,014)
  Provision for (benefit from) income taxes.....       1,385         307      3,138     (1,485)
                                                     -------     -------    -------    -------
Net income (loss)...............................       2,359         522      5,343     (2,529)

Charges related to convertible preferred stock..          --         518         --      1,550
Redemption of convertible preferred stock.......          --          --      7,665         --
                                                     -------     -------    -------    -------
Net income (loss) applicable to common
  stockholders..................................     $ 2,359     $     4    $(2,322)   $(4,079)
                                                     =======     =======    =======    =======

Net income (loss) per common share applicable to
  common stockholders:
     Basic......................................     $  0.22     $    --    $ (0.22)   $ (0.39)
     Diluted....................................     $  0.21     $    --    $ (0.22)   $ (0.39)
Weighted average number of common shares:
     Basic......................................      10,721      10,348     10,545     10,337
     Diluted....................................      11,271      10,404     10,545     10,337

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            -------------------
IN THOUSANDS                                                                   2004       2003
--------------------------------------------------------------------------  ---------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................  $   5,343  $ (2,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...........................................      4,849     4,949
  Deferred income taxes...................................................      1,573    (1,871)
  Recognition of deferred license revenue.................................       (972)     (972)
  Impairment of intangible assets.........................................         --     2,030
  Net loss on disposal of property and equipment..........................         76        --
  Tax benefit from exercise of stock options..............................      1,067        --
Change in operating assets and liabilities:
  Accounts receivable.....................................................     (2,811)    4,195
  Inventories.............................................................      3,266     2,088
  Other current and non-current assets....................................     (1,109)     (314)
  Accounts payable, accrued expenses and other liabilities................      1,582    (4,787)
                                                                            ---------  --------
Net cash provided by operating activities.................................     12,864     2,789
                                                                            ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................     (3,861)   (2,032)
  Net proceeds from sale of property......................................        584        --
  Purchase of intangible assets...........................................       (150)   (1,260)
                                                                            ---------  --------
Net cash used in investing activities.....................................     (3,427)   (3,292)
                                                                            ---------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings.................................................     (6,070)      (62)
  Borrowings under line of credit.........................................     10,000        --
  Redemption of convertible preferred stock...............................    (23,000)       --
  Payments related to common stock offering...............................       (285)       --
  Proceeds from employee stock purchase and option plans..................      4,511       259
  Payment of seller-financed intangible assets............................       (500)       --
                                                                            ---------- --------
Net cash (used in) provided by in financing activities....................    (15,344)      197
                                                                            ---------  --------
Effect of exchange rate changes on cash...................................          7       410
                                                                            ---------  --------
  Net (decrease) increase in cash and cash equivalents....................     (5,900)      104
  Cash and cash equivalents at beginning of the period....................     30,851    27,322
                                                                            ---------  --------
  Cash and cash equivalents at end of the period..........................  $  24,951  $ 27,426
                                                                            =========  ========

Supplemental Cash Flow Disclosure
 Cash paid during the period for:
   Interest...............................................................  $     156  $     74
   Income taxes...........................................................        108       514

Non-cash investing and financing activities:
  Acquisition of distributor in exchange for amounts due to the Company...         --       300
  Acquisition of seller-financed intangible assets........................         --       750

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company," "LeCroy," "us," "we" or "our") and its wholly-owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003. The condensed consolidated balance sheet as of June 30, 2003 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material inter-company transactions and balances have been eliminated.

   The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. Examples include the allowance for doubtful accounts, allowance for excess and obsolete inventory, warranty accrual, intangible asset valuation, determining if and when impairments have occurred, and the assessment of the valuation of deferred income taxes and income tax reserves. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

   These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The operations of the U.S. parent company, LeCroy Corporation, have a period ending on the Saturday closest to March 31 (March 27, 2004 and March 29,
2003). Each of these fiscal quarterly and year-to-date periods represented a 13-week and 39-week periods, respectively. The condensed consolidated financial statement period-end references are stated as March 31.

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

   In March 2004, the Financial Accounting Standards Board issued the exposure draft "Share-Based Payment." The proposed statement would require all equity-based awards to employees to be recognized in the income statement based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. The Company is in the process of analyzing the potential impact of this proposed standard on its consolidated results of operations and financial position.

   The following table illustrates the effect on net income (loss) and net income (loss) per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions for stock-based employee compensation of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          MARCH 31,              MARCH 31,
                                                     -------------------    ------------------
                                                       2004        2003       2004       2003
                                                     -------     -------    -------    -------
                                                                    IN THOUSANDS
Net income (loss), as reported..................     $ 2,359     $   522    $ 5,343    $(2,529)
Add: stock-based compensation expense included
  in reported net income (loss), net of income
  taxes.........................................           5          10         14         29
Deduct: stock-based compensation expense
  determined under fair value based method for
  all awards, net of income taxes...............        (587)       (666)    (2,445)    (2,461)
                                                     -------     -------    -------    -------
Pro forma net income (loss).....................       1,777        (134)     2,912     (4,961)
Charges related to convertible preferred stock..          --         518      7,665      1,550
                                                     -------     -------    -------    -------
Pro forma net income (loss) applicable to
  common stockholders...........................     $ 1,777     $  (652)   $(4,753)   $(6,511)
                                                     =======     =======    =======    =======
Net income (loss) per common share applicable
 to common stockholders:
  Basic, as reported............................     $  0.22     $    --    $ (0.22)   $ (0.39)
  Diluted, as reported..........................     $  0.21     $    --    $ (0.22)   $ (0.39)
  Basic, pro forma..............................     $  0.17     $ (0.06)   $ (0.45)   $ (0.63)
  Diluted, pro forma............................     $  0.16     $ (0.06)   $ (0.45)   $ (0.63)

3. REVENUE RECOGNITION

   Revenue is recognized when products are shipped or services are rendered to customers, net of allowances for anticipated returns. The Company's revenue-earning activities generally involve delivering or producing goods, and revenues are considered to be earned when we have completed the process by which we are entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. A revenue deferral is recorded for service contracts and any other future deliverables included within the sales contract agreement. Revenues from service contracts are recognized ratably over the contract period. Revenue from other future deliverables, if any, is recognized as those products or services are delivered.


   During the third quarter of fiscal 2004, the Company shipped its new WaveSurfer family of oscilloscopes, designed for value-oriented users in the low-end 200 Megahertz to 500 Megahertz bandwidth class. One component of the Company's strategy for distributing this new family of oscilloscopes is the use of a buy-sell distribution channel. The Company expects that most distributors will purchase the WaveSurfer for inventory and therefore, the Company has determined that it is appropriate to record revenue when the WaveSurfer is sold by the distributors to their customers. This method of revenue recognition reflects the Company's initial entry into this channel and the associated uncertainty about sell-through volumes. Until revenue is recognized, WaveSurfers sold to distributors are included in inventory. In the third quarter of fiscal 2004, WaveSurfers invoiced to distributors were recorded in deferred revenue, included in accrued expenses and other liabilities, in the accompanying March 31, 2004 Condensed Consolidated Balance Sheet.

      In addition to the Company's suite of oscilloscopes, the Company sells related products such as probes, accessories and application solutions. Application solutions, which provide the oscilloscope with additional analysis capabilities, are either delivered via compact disc read-only memory or already loaded in the oscilloscope and activated via a key code after the sale is made to the customer for such application solution. All sales of these related products are based upon separate established prices for these items and are recorded as revenue according to the above revenue recognition criteria. No post-contract support is provided on the application solutions. Revenues from these related products are included in revenues from oscilloscopes and related products on the Condensed Consolidated Statements of Operations.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

   The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses is recognized upon delivery of the products. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement.

   In the third quarter of fiscal 2003, the Company licensed its proprietary MAUI Instrument Operating System technology and recognized $3.0 million of license revenue included in service and other revenue in the Condensed Consolidated Statement of Operations. Maintenance fees (post-contract support or "PCS") were included in the agreement and are recognized pro rata for each year of maintenance purchased. The only two elements in this agreement were the license and the PCS. The Company recognizes revenue on the license, in accordance with the contract, upon delivery of the source code. The Pricing Committee established VSOE of fair value for the PCS prior to the sale of the software, and accordingly, the Company recognizes revenue allocated to PCS ratably over the term of the maintenance purchased. The Company did not recognize any software license revenue during the nine months ended March 31, 2004.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101 (superseded by SAB 104), which the Company adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a related tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years through the second quarter of fiscal 2006. The Company recognized pre-tax deferred license fee revenue of $0.3 million during each of the three-month periods ended March 31, 2004 and 2003 and $1.0 million during each of the nine-month periods ended March 31, 2004 and 2003. Such license fees are included in service and other revenue for such periods. As of March 31, 2004, the remaining balance of pre-tax deferred license fee revenue was $2.3 million, $1.3 million of which is included in accrued expenses and other liabilities and the remaining $1.0 million of which is included in deferred revenue and other non-current liabilities on the Condensed Consolidated Balance Sheet.

4. RESTRUCTURING

   During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in cost of sales, $0.6 million was recorded in selling, general and administrative expense and $0.2 million was recorded in research and development expense). As of March 31, 2004, $0.7 million of the total $0.9 million has been paid and $0.2 million remains in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

   During the second quarter of fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment, both of which are recorded in cost of sales. The impairment resulted from the Company's strategic decision to exit certain older product lines and to make significant changes to its manufacturing strategy to further improve operating efficiency. The Company estimated the fair value of the impaired asset based on the present value of forecasted future cash inflows using a discount rate commensurate with its weighted average cost of capital.

   During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.7 million ($0.1 million of which was recorded in cost of sales, $2.1 million was recorded in selling, general and administrative expense and $0.5 million was recorded in research and development expense). As of March 31, 2004, $2.4 million of the total $2.7 million has been paid and $0.3 million remains in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2006.

   The Company took steps during fiscal 2002 to reduce its expenses in response to the continued weakness in the technology sector of the economy. In connection with these workforce reductions, the Company recorded a $4.2 million charge ($1.0 million recorded in cost of sales, $3.0 million in selling, general and administrative expense and $0.2 million in research and development expense) for severance and related expenses, including costs associated with the succession of the Company's Chief Executive Officer during the second quarter of fiscal 2002. Of the $4.2 million total charge, $4.0 million was initially credited to accrued expenses and other liabilities and $0.2 million, representing a non-cash expense for the amendment of employee stock options, was credited to additional paid-in capital. As of December 31, 2003, the 2002 restructuring plan was completed. Cumulative through the completion of this plan, $3.9 million of the total $4.0 million was paid and $0.1 million of unused restructuring reserve was credited to selling, general and administrative expense in the fourth quarter of fiscal 2003.

5. DERIVATIVES

   The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges, therefore any gains or losses are recorded in the Condensed Consolidated Statement of Operations. These foreign exchange forward contracts are recorded on the Condensed Consolidated Balance Sheet at fair value. The changes in fair value of these contracts are highly inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities. The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.1 million and ($0.1) million for the three-month periods ended March 31, 2004 and 2003, respectively, and $0.3 and ($0.4) million for the nine-month periods ended March 31, 2004 and 2003, respectively, and are included in other income (expense), net in the Condensed Consolidated Statements of Operations. At March 31, 2004 and June 30, 2003, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.4 million and $6.7 million, respectively.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

6. COMPREHENSIVE INCOME (LOSS)

   The following table presents the components of comprehensive income (loss):

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     MARCH 31,              MARCH 31,
                                                -------------------    ------------------
                                                  2004        2003       2004       2003
                                                -------     -------    -------    -------
                                                               IN THOUSANDS
   Net income (loss).........................   $ 2,359     $   522    $ 5,343    $(2,529)
     Cumulative unrealized foreign
      currency  translation gains (losses)...      (432)        301      1,775      1,214
                                                --------    -------    -------    -------
   Comprehensive income (loss)...............   $ 1,927     $   823    $ 7,118    $(1,315)
                                                =======     =======    =======    =======

7. ACCOUNTS RECEIVABLE, NET

   The Company has agreements with two of its customers, who are also vendors, that provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At March 31, 2004 and June 30, 2003, the Company netted approximately $2.1 million and $1.7 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets related to these agreements.

8. INVENTORIES, NET

   Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                     MARCH 31,  JUNE 30,
                                                       2004      2003
                                                     --------  --------
                                                        IN THOUSANDS
   Raw materials.................................    $  6,697  $  6,372
   Work in process...............................       4,795     5,696
   Finished goods................................      10,640    12,652
                                                     --------  --------
                                                     $ 22,132  $ 24,720
                                                     ========  ========

   The value of demonstration units included in finished goods was $7.4 million and $9.1 million at March 31, 2004 and June 30, 2003, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

9. OTHER CURRENT ASSETS

   Other current assets consist of the following:

                                                     MARCH 31,  JUNE 30,
                                                       2004      2003
                                                     --------  --------
                                                        IN THOUSANDS
   Deferred tax assets, net......................    $  8,000  $  7,200
   Other receivables.............................         564       560
   Other.........................................       3,185     2,252
                                                     --------  --------
                                                     $ 11,749  $ 10,012
                                                     ========  ========

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


10. PROPERTY AND EQUIPMENT, NET

   Property and equipment consist of the following:

                                                        MARCH 31,   JUNE 30,
                                                          2004        2003
                                                       ---------  ---------
                                                           IN THOUSANDS
   Land and building.................................  $  13,579  $  13,288
   Furniture, machinery and equipment................     36,721     34,427
   Computer software.................................      6,190      6,190
                                                       ---------  ---------
                                                          56,490     53,905
   Less: Accumulated depreciation and amortization...    (36,866)   (33,884)
                                                       ---------  ---------
                                                       $  19,624  $  20,021
                                                       =========  =========


   Depreciation and amortization expense was $1.4 and $1.2 million for the three month periods ended March 31, 2004 and 2003, respectively. Depreciation and amortization expense for the nine month periods ended March 31, 2004 and 2003 was $3.8 million and $3.4 million, respectively.

11. OTHER ASSETS

   Other assets consist of the following:

                                                         MARCH 31, JUNE 30,
                                                           2004      2003
                                                       ---------  ---------
                                                            IN THOUSANDS
   Intangibles, net....................................  $  4,415  $  5,232
   Deferred tax assets, net............................     5,561     7,934
   Goodwill............................................     1,874     1,874
   Other...............................................     1,612       985
                                                         --------  --------
                                                         $ 13,462  $ 16,025
                                                         ========  ========

   Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2003 and 2002 and determined that there was no impairment to its recorded goodwill balances.

   The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

                                                         WEIGHTED       MARCH 31,  JUNE 30,
                                                       AVERAGE LIVES     2004        2003
                                                       -------------    --------   --------
                                                                          IN THOUSANDS
   Intangible assets:
   Amortizable intangible assets:
      Technology, manufacturing and distribution
       rights..........................................  4.7 years      $ 7,160   $  7,010
      Patents and other intangible assets..............  4.4 years          661        661
      Effect of currency translation on intangible
        assets.........................................                     135        105
      Accumulated amortization.........................                  (3,541)    (2,544)
                                                                        -------   --------
     Net carrying amount...............................                 $ 4,415   $  5,232
                                                                        =======   ========
   Non-amortizable intangible assets:
        Goodwill.......................................                 $ 1,874   $  1,874
                                                                        =======   ========

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

   Amortization expense for those intangible assets with finite lives was $0.3 million for the three months ended March 31, 2004 and 2003, and $1.0 million and $1.5 million for the nine months ended March 31, 2004 and 2003, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through December 2008 or on a straight-line basis. Patents and other intangible assets are amortized on a straight-line basis. Management estimates that intangible assets amortization expense on a straight-line basis in fiscal 2004 through 2009 will approximate $1.3 million, $1.7 million, $0.7 million, $0.7 million, $0.6 million and $0.3 million, respectively.

12. ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities consist of the following:

                                                          MARCH 31, JUNE 30,
                                                            2004      2003
                                                          --------  --------
                                                             IN THOUSANDS
   Compensation and benefits............................  $  3,983  $  4,489
   Income taxes.........................................     2,882     2,595
   Deferred license fee revenue, current portion........     1,296     1,296
   Warranty.............................................     1,246     1,235
   Retained liabilities from discontinued operations....       346       456
   Other................................................     3,527     2,172
                                                          --------  --------
                                                          $ 13,280  $ 12,243
                                                          ========  ========

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

   The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three and nine months ended March 31, 2004 and 2003.

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     MARCH 31,              MARCH 31,
                                              ---------------------    ------------------
                                                  2004       2003       2004       2003
                                              ----------- ---------    -------    -------
                                                               IN THOUSANDS
   Balance at beginning of period............   $ 1,243     $ 1,235    $ 1,235    $ 1,247
     Accruals for  warranties issued
      during the period......................       345         280        983        898
     Warranty costs incurred during the
      period.................................      (342)       (282)      (972)      (912)
                                                -------     -------    -------    -------
   Balance at end of period..................   $ 1,246     $ 1,233    $ 1,246    $ 1,233
                                                =======     =======    =======    =======

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

   In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of March 31, 2004, there have been no claims under such indemnification provisions.

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

14. DEBT

   On November 13, 2003, the Company amended its existing $15.0 million revolving credit facility with The Bank of New York. The amended agreement provides the Company with a $25.0 million revolving credit facility expiring on November 30, 2006, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (LIBOR) plus a margin of between 1.25% and 2.25%, depending on the Company's leverage ratio, as such term is defined in the credit agreement. A commitment fee of .375% per annum is payable on any unused amount under the facility. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of March 31, 2004, the Company had $4.0 million outstanding under this credit facility (see subsequent events Note 17) and was in compliance with its financial covenant requirements.

15. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On September 27, 2003, the Company repurchased from the holders of its redeemable convertible preferred stock all 500,000 issued and outstanding shares of the preferred stock for $23.0 million in cash. The shares of preferred stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. At June 30, 2004, the redemption value of the preferred stock would have been approximately $17.6 million.

   In connection with the repurchase of preferred stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its preferred stock ($1.0 million charged to retained earnings and $6.7 million charged to additional paid-in capital) and recognized transaction costs of $0.4 million included in other income (expense), net in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2004. In accordance with the Securities and Exchange Commission's position published in an Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net loss applicable to common stockholders for the nine months ended March 31, 2004.

   The Company and the holders of its preferred stock agreed that the final repurchase of preferred stock would be negotiated as though the transaction had occurred at the beginning of the first quarter of fiscal 2004. As a result, the Company accounted for the transaction as though no dividends had accrued in fiscal 2004 and that the charge for the value originally attributed to the warrants at the point of issue that remained unaccreted at the time of redemption was accelerated and combined with the redemption premium to reflect the total charge related to the redemption of convertible preferred stock in the Condensed Consolidated Statement of Operations.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

16. COMMITMENTS AND CONTINGENCIES

   On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that it infringed on eight of its U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, the Company filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix infringed on four of its patents. The Company believes it has meritorious defenses and it intends to vigorously defend this action.

   On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy has denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. LeCroy intends to vigorously defend itself in this litigation.

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, that arise in the ordinary course of business. There are no matters pending, including those described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

17. SUBSEQUENT EVENTS

   On April 14, 2004, the Company closed an underwritten public follow-on offering of 1,500,000 shares of its common stock at $19.00 per share (less the underwriting discount) adding approximately $8.0 million, net of $1.1 million in offering costs and expenses, in cash to its balance sheet. Of these shares, 500,000 were newly issued by the Company and 1,000,000 were offered by ValueAct Capital Partners, L.P. and its affiliates. The Company granted the underwriters an option to purchase up to an additional 15 percent of the shares of common stock included in the offering to cover over-allotments, if any, within 30 days. On April 27, 2004, pursuant to the exercise of this over-allotment option, the Company sold an additional 225,000 shares at $19.00 per share (less the underwriting discount), which added $4.1 million, net of expenses to its balance sheet.

   On April 23, 2004, the Company used proceeds from this offering to repay $4.0 million of indebtedness outstanding under its revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a variety of factors, including those discussed in "Risk Factors" and elsewhere in this Form 10-Q.

   We utilize fiscal quarters that end on the Saturday nearest to March 31, June 30, September 30, and December 31. For clarity of presentation, we have described all periods as if they end at the end of the calendar quarter.

OVERVIEW

   We develop, manufacture, sell and license oscilloscopes and related test and measurement equipment. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer four families of oscilloscopes, which address different solutions to the markets we serve: WaveMaster, our highest performance product family; WavePro, which is targeted at the mid- to high- performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for value-oriented users in the low-performance bandwidth sector of the market. We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high energy physics research and, in 1985, we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

   We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, probes, accessories, and applications solutions, and to a lesser extent, our extended warranty contracts and repairs and calibrations we perform on our instruments after the expiration of their warranties. Revenue is recognized when products are shipped or services are rendered to customers net of allowances for anticipated returns. We sell our products into a broad range of end markets, including computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, or OEMs, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

   We deploy a direct sales model and employ a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers' representatives and distributors in areas where demand levels do not justify direct distribution by us. We segment the world into three areas - North America, Europe/Middle East and Asia/Pacific. In North America we sell our products directly in the United States. In Europe, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Asia/Pacific we sell our products directly in Japan, South Korea, Singapore and five regions in China. During the third quarter of fiscal 2004, we shipped our new WaveSurfer family of lower bandwidth oscilloscopes. One component of our strategy for selling this new family of oscilloscopes in Europe and Asia/Pacific is the use of a buy-sell distribution channel. Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues has been:

                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                     MARCH 31,              MARCH 31,
                                    (UNAUDITED)            (UNAUDITED)
                                -------------------    ------------------
   (IN THOUSANDS)                 2004        2003       2004       2003
                                -------     -------    -------    -------
   North America.............   $ 9,320     $ 6,714    $28,250    $23,197
   Europe/Middle East........    10,396       7,043     27,501     22,561
   Asia/Pacific..............    13,114      12,779     34,269     32,406
                                -------     -------    -------    -------
      Total revenues.........   $32,830     $26,536    $90,020    $78,164
                                =======     =======    =======    =======

                              THREE MONTHS ENDED        NINE MONTHS ENDED
   UNAUDITED                        MARCH 31,               MARCH 31,
                              ------------------       ---------------------
                               2004     2003            2004           2003
                              -----    ------          -----          -----
   North America.............  28.3%     25.3%          31.4%          29.7%
   Europe/Middle East........  31.7      26.5           30.5           28.9
   Asia Pacific..............  40.0      48.2           38.1           41.4
                              -----     -----          -----          -----
      Total revenues......... 100.0%    100.0%         100.0%         100.0%
                              =====     =====          =====          =====

   Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euro, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan we transact business in Japanese yen. In South Korea we transact business in Korean won and in Singapore we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see Item 3 of this Part I entitled "Quantitative and Qualitative Disclosure About Market Risk" below.

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

   In response to the economic downturn in 2001, 2002 and 2003, we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to better position our business for the long term. The resultant charges taken to accomplish these efforts were:

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                       YEAR ENDED JUNE 30,        (UNAUDITED)
                                    -------------------------  ----------------
   (IN THOUSANDS)                    2001     2002      2003     2003     2004
                                    ------- --------  -------  -------  -------
   Charges for:
     Impaired intangible assets...  $  --    $    --  $ 2,280  $ 2,280  $    --
     Severance and related costs..     70      1,035      163       90       --
                                    -----    -------  -------  -------  -------
      Cost of sales...............  $  70    $ 1,035  $ 2,443  $ 2,370  $    --
                                    =====    =======  =======  =======  =======
   Charges for:
     Severance and related costs..  $ 117    $   185  $   670  $   523  $    --
                                    -----    -------  -------  -------  -------
      Research and  development...  $ 117    $   185  $   670  $   523  $    --
                                    =====    =======  =======  =======  =======
   Charges for:
     Severance and related costs..  $ 724    $ 3,020  $ 2,382  $ 2,041  $    --
     Plant closure................     --         --      286       --       --
     Unused restructuring reserve.   (243)        --      (78)      --       --
                                    -----    -------  -------  -------  -------
      Selling, general and
        administrative............  $ 481    $ 3,020  $ 2,590  $ 2,041  $    --
                                    =====    =======  =======  =======  =======

     As of March 31, 2004, all amounts accrued under the 2001 and 2002 restructurings were paid in full. For the 2003 plan, $3.1 million of the total $3.6 million has been paid and $0.5 million remains in accrued expenses and other liabilities. Under the fourth quarter of fiscal 2003 restructuring plan, lease termination costs will be paid by the end of the third quarter of fiscal 2006 and severance will be paid by the end of the fourth quarter of fiscal 2004. Severance and other related amounts under the first quarter of fiscal 2003 restructuring plan will be paid by the end of the second quarter of fiscal 2006.

CRITICAL ACCOUNTING POLICIES

   The discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period. The accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

   Revenue Recognition. We recognize revenue when products are shipped or services are rendered to customers, net of allowances for anticipated returns. Our revenue-earning activities generally involve delivering or producing goods, and revenues are considered to be earned when we have completed the process by which we are entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. A revenue deferral is recorded for service contracts and any other future deliverables included within the sales contract agreement. Revenues from service contracts are recognized ratably over the contract period. Revenue from other future deliverables, if any, is recognized as those products or services are delivered.

   During the third quarter of fiscal 2004, we shipped our new WaveSurfer family of oscilloscopes, designed for value-oriented users in the low-end 200 Megahertz to 500 Megahertz bandwidth class. One component of our strategy for distributing this new family of oscilloscopes is the use of a buy-sell distribution channel. We expect that most distributors will purchase the WaveSurfer for inventory and therefore, we have determined that it is appropriate to record revenue when the WaveSurfer is sold by the distributors to their customers. This method of revenue recognition reflects our initial entry into this channel and the associated uncertainty about sell-through volumes. Until revenue is recognized, WaveSurfers sold to distributors are included in inventory. In the third quarter of fiscal 2004, WaveSurfers invoiced to distributors were recorded in deferred revenue, included in accrued expenses and other liabilities, in the accompanying March 31, 2004 Condensed Consolidated Balance Sheet.

   In addition to our suite of oscilloscopes, we sell related products such as probes, accessories and application solutions. Application solutions, which provide the oscilloscope with additional analysis capabilities, are either delivered via compact disc read-only memory or already loaded in the oscilloscope and activated via a key code after the sale is made to the customer for such application solution. All sales of these related products are based upon our separate established prices for these items and are recorded as revenue according to the above revenue recognition criteria. No post-contract support is provided on the application solutions. Revenues from these related products are included in revenues from oscilloscopes and related products on our Condensed Consolidated Statements of Operations.

   We recognize software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence

("VSOE"). We analyze all of the elements and determine if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses is recognized upon delivery of the products. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement.

   In the third quarter of fiscal 2003, we licensed our proprietary MAUI Instrument Operating System technology and recognized $3.0 million of license revenue included in service and other revenue in the Condensed Consolidated Statement of Operations. Maintenance fees (post-contract support or "PCS") were included in the agreement and are recognized pro rata for each year of maintenance purchased. The only two elements in this agreement were the license and the PCS. We recognized revenue on the license, in accordance with the contract, upon delivery of the source code. The Pricing Committee established VSOE of fair value for the PCS prior to the sale of the software, and accordingly, we recognize revenue allocated to PCS ratably over the term of the maintenance purchased. We did not recognize any software license revenue during the nine months ended March 31, 2004.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Under SAB 101, (superseded by SAB 104) which we adopted in fiscal 2001, certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a related tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years through the second quarter of fiscal 2006. We recognized pre-tax deferred license fee revenue of $0.3 million during each of the three-month periods ended March 31, 2004 and 2003 and $1.0 million during each of the nine-month periods ended March 31, 2004 and 2003. Such license fees are included in service and other revenue for such periods. As of March 31, 2004, the remaining balance of pre-tax deferred license fee revenue was $2.3 million, $1.3 million of which is included in accrued expenses and other liabilities and the remaining $1.0 million of which is included in deferred revenue and other non-current liabilities on the Condensed Consolidated Balance Sheet.

   Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory on a quarterly basis and periodically provide an allowance for the value of estimated excess and obsolete inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. Based upon managements forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory items quantity and its forecasted usage are classified as excess. The allowance for excess and obsolete inventory was $2.4 million at March 31, 2004 and $2.1 million at June 30, 2003. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

   Deferred Tax Assets. We have recorded $13.6 million of net deferred tax assets as of March 31, 2004 for the future tax benefits of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are federal, state and foreign net operating loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $5.1 million as of March 31, 2004 to reserve for those tax assets we believe are not likely to be realized in future periods. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our results of operations when made.

   Warranty. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.2 million at March 31, 2004 and June 30, 2003. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

   Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was $0.4 million at both March 31, 2004 and June 30, 2003. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

   Valuation of Long-Lived and Intangible Assets. The carrying values of long-lived assets and identifiable amortizable intangibles (including technology, manufacturing and distribution rights) are assessed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. We recognized an intangible asset impairment of $2.3 million during the nine months ended March 31, 2003. We estimated the fair value of the impaired asset based on the present value of forecasted future cash inflows using a discount rate commensurate with our weighted average cost of capital.

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

   The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2003 and determined that there was no impairment to our recorded goodwill balance of $1.9 million at June 30, 2003. There were no impairment indicators during the nine months ended March 31, 2004.

   CONSOLIDATED RESULTS OF OPERATIONS

   The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003.

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                     MARCH 31,                  MARCH 31,
                               -----------------            -----------------
(UNAUDITED)                     2004        2003            2004         2003
                               -----       -----            -----       -----
Revenues:
  Oscilloscopes and related
   products.................    91.3%       79.2%            90.6%       86.8%
  Service and other.........     8.7        20.8              9.4        13.2
                               -----       -----            -----       -----
   Total revenues...........   100.0       100.0            100.0       100.0
Cost of sales...............    42.0        43.3             42.7        49.7
                               -----       -----            -----       -----
   Gross profit.............    58.0        56.7             57.3        50.3
Operating expenses:
  Selling, general and
   administrative...........    34.5        36.0             34.9        37.9
  Research and development..    12.5        17.6             12.9        17.3
                               -----       -----            -----       -----
   Total operating  expenses    47.0        53.6             47.8        55.2
Operating income (loss).....    11.0         3.1              9.5        (4.9)
  Other income (expense),
   net......................     0.4         --              (0.1)       (0.2)
                               -----       ----             -----       -----
Income (loss) before income
  taxes.....................    11.4         3.1              9.4        (5.1)
  Provision for (benefit
   from) income taxes.......     4.2         1.1              3.5        (1.9)
                               -----       -----            -----       -----
Net income (loss)...........     7.2         2.0              5.9        (3.2)
Charges related to
  convertible preferred
  stock.....................     --          2.0              8.5         2.0
                               ----        -----            -----       -----
Net income (loss)
  applicable to common
  stockholders..............     7.2%        --%             (2.6)%      (5.2)%
                               =====       ----             =====       =====


COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

   Total revenues were $32.8 million in the third quarter of fiscal 2004, compared to $26.5 million in the third quarter of fiscal 2003, an increase of 23.7%, or $6.3 million. Included in service and other revenue in the third quarter of fiscal 2003 was $3.0 million of revenue associated with licensing our proprietary MAUI Instrument Operating System technology. This net increase was all in oscilloscopes and related products which grew 43% over last year fueled by WaveRunner revenues, which doubled over last year on a 74% unit increase combined with a 15% increase in average selling prices as a result of the successful launch of our WaveRunner 6000 family of oscilloscopes in the second quarter of fiscal 2004. The effects of the increase in units and average selling prices on revenues compared to last year were approximately $1.9 million and $5.2 million, respectively, in the three months ended March 31, 2004. In addition, increased demand for WaveMaster oscilloscopes highlighted by 40% unit growth year on year resulted in $1.9 million increase in revenues.

   Gross profit in the third quarter of fiscal 2004 was $19.0 million, or 58.0% gross margin, compared to $15.1 million, or 56.7% gross margin in the same period in fiscal 2003. Gross margin last year included the effect of the $3.0 million associated with licensing our MAUI Instrument Operating System technology. The increase in gross margin was primarily due to higher margins on our WaveRunner 6000 oscilloscopes, higher average selling prices in our Serial Data Analyzer version of our high-end WaveMaster oscilloscopes and a higher proportion of sales internationally where we benefit from higher average selling prices and favorable exchange rates.

   Selling, general and administrative expense was $11.3 million in the third quarter of fiscal 2004 compared to $9.6 million in the third quarter of fiscal 2003, an increase of 18.5% or $1.8 million. This increase was primarily due to increased variable selling costs related to higher revenues, salary increases, certain legal and compliance expenses and expenses related to performance bonuses that were suspended in the first three quarters in fiscal 2003 due to the weakness in the technology sector of the economy. Variable selling and order generation costs increased by $1.5 million and general and administrative costs increased by $0.3 million in the third quarter of fiscal 2004 compared to the same period in the prior year. As a percentage of sales, selling general and administrative expense decreased from 36.0% in the third quarter of fiscal 2003 to 34.5% in the third quarter of fiscal 2004. This decrease as a percentage of sales was primarily due to our ability to leverage expenses over the incremental revenues in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we estimate selling, general and administrative expense will increase when compared to the fourth quarter of fiscal 2003 due to increased variable selling costs on higher forecasted revenues and higher performance bonuses compared to the same period in fiscal 2003.

   Research and development expense was $4.1 million in the third quarter of fiscal 2004, compared to $4.7 million in the third quarter of fiscal 2003, a decrease of 11.7% or $0.5 million. The decrease was primarily due to cost savings realized from the consolidation of our probe development activities into our Chestnut Ridge, New York facility in the fourth quarter of fiscal 2003 and the timing of certain non-recurring engineering expenses. As a percentage of sales, research and development expense decreased from 17.6% in the third quarter of fiscal 2003 to 12.5% in the third quarter of fiscal 2004, which is consistent with our long-term operating model of spending 13% of sales on product development and reflects our ability to leverage expenses over the higher sales base in the third quarter of fiscal 2004.

   Other income (expense), net, which consists primarily of net interest income or expense and foreign exchange gains or losses, was $0.1 million in the third quarter of fiscal 2004, compared to ($10,000) in the third quarter of fiscal 2003. The increase in other income (expense), net was primarily due to foreign exchange gains of $0.1 million in the third quarter of fiscal 2004, compared to foreign exchange losses of ($0.1) million for the comparable period in the prior year. Partially offsetting the foreign exchange gains in the third quarter of fiscal 2004 was higher interest expense of approximately $0.1 million due to outstanding borrowings under our revolving line of credit during the third quarter of fiscal 2004.

   Our effective tax rate was 37.0% in the third quarter of fiscal 2004 and 2003.

   In the third quarter of fiscal 2003, charges related to our redeemable convertible preferred stock, the dividend on the preferred stock and the accretion for the value of fully exercisable warrants granted in connection with the outstanding preferred stock, were $0.5 million.

COMPARISON OF THE NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

   Total revenues were $90.0 million in the nine months ended March 31, 2004, compared to $78.2 million in the nine months ended March 31, 2003, an increase of 15.2%, or $11.9 million. Included in service and other revenue in the nine-month period ended March 31, 2003 was $3.0 million of revenue associated with licensing our proprietary MAUI Instrument Operating System technology. The net increase in revenues, which was substantially all in oscilloscopes and related products, was primarily due to higher average selling prices combined with increased demand for our WaveMaster, WavePro 7000 and WaveRunner 6000 oscilloscopes resulting in a $14.2 million increase in revenues from oscilloscopes and related products, and a $2.5 million increase in revenues from sales of probes and accessories, consistent with the increase in oscilloscope revenues.

   Gross profit in the nine months ended March 31, 2004 was $51.6 million, or 57.3% gross margin, compared to $39.3 million, or 50.3% gross margin, in the same period in fiscal 2003. Included in cost of sales for the nine months ended March 31, 2003 is a $2.1 million charge for the impairment of technology, manufacturing and distribution rights, a $0.2 million charge for a future royalty payment and a $0.1 million charge for severance expense. The impairment and royalty cost resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve operating efficiency. Additionally, included in gross margin in the nine months ended March 31, 2003 was the positive effect of the $3.0 million in license revenues included in service and other revenues on the Condensed Consolidated Statement of Operations. The increase in gross margin in the nine months ended March 31, 2004 was primarily due to higher margins on our WaveRunner 6000 oscilloscopes, higher average selling prices in our Serial Data Analyzer version of our high-end WaveMaster oscilloscopes and a higher proportion of sales internationally where we benefit from higher average selling prices and favorable exchange rates, lower manufacturing costs resulting from continued improvements in operational efficiency and the ongoing benefit of our shift to a direct sales model in China and Singapore.

   Selling, general and administrative expense was $31.4 million for the nine months ended March 31, 2004, compared to $29.6 million in the same period in fiscal 2003, an increase of 6.1% or $1.8 million. Included in selling, general and administrative expense in the nine months ended March 31, 2003 was a $2.1 million charge for severance expense. The increase in the 2004 period was primarily due to increased variable selling costs related to higher revenues, salary increases, certain legal and compliance expenses and the expenses related to performance bonuses that were suspended in the first three quarters in fiscal 2003 due to the weakness in the technology sector of the economy. As a percentage of sales, selling general and administrative expense decreased from 37.9% in the nine months ended March 31, 2003 to 34.9% in the nine months ended March 31, 2004. This decrease as a percentage of sales was primarily due to our ability to leverage expenses over the higher sales base in the first nine months of fiscal 2004.

   Research and development expense was $11.6 million for the nine months ended March 31, 2004, compared to $13.5 million in the same period in fiscal 2003, a decrease of 14.4% or $2.0 million. The decrease was primarily due to cost savings realized from the consolidation of our probe development activities into our Chestnut Ridge, New York facility in the fourth quarter of fiscal 2003, the benefit of cost reduction initiatives taken in fiscal 2003, a $0.5 million charge for severance expense included in research and development expense in the nine months ended March 31, 2003 and the timing of certain non-recurring engineering expenses. As a percentage of sales, research and development expense decreased from 17.3% for the nine months ended March 31, 2003 to 12.9% for the nine months ended March 31, 2004, which is consistent with our long-term operating model of spending 13% of sales on product development and reflects our ability to leverage expenses over the higher sales base in the third quarter of fiscal 2004.

   Other income (expense), net, was ($0.1) million for the nine months ended March 31, 2004, compared to ($0.2) million in the nine months ended March 31, 2003. Included in other income (expense), net for the nine months ended March 31, 2004 was $0.4 million in transaction costs related to the repurchase of our Preferred Stock and higher interest expense due to outstanding borrowings under our revolving line of credit, partially offset by foreign exchange gains of $0.3 million. Included in other income (expense), net, for the nine months ended March 31, 2003 was foreign exchange losses of ($0.4) million, partially offset by net interest income on higher average cash balances.

   Our effective tax rate was 37.0% during the nine months ended March 31, 2004 and 2003.

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

   In connection with the repurchase of preferred stock, we recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of our preferred stock ($1.0 million charged to retained earnings and $6.7 million charged to additional paid-in capital) and recognized transaction costs of $0.4 million included in other income (expense), net in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2004. In accordance with the Securities and Exchange Commission's position published in an Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net loss applicable to common stockholders for the nine months ended March 31, 2004.

   For the nine months ended March 31, 2003, charges related to our redeemable convertible preferred stock, the dividend on the preferred stock and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the preferred stock, were $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $54.3 million at March 31, 2004, which represented a working capital ratio of 2.9 to 1, compared to $62.8 million, or 3.7 to 1 at June 30, 2003. The reduction of our working capital ratio was primarily due to the repurchase of our redeemable convertible preferred stock for $23.0 million, which was funded by $13.0 million of cash and $10.0 million of borrowings under our revolving credit facility in the first fiscal quarter of 2004. As of March 31, 2004, we had repaid $6.0 million of the $10.0 million that was outstanding under our revolving credit facility at September 30, 2003 from cash provided by operations and the exercise of employee stock options during the second and third fiscal quarters of 2004. The remaining $4.0 million outstanding under the revolving credit facility was repaid on April 23, 2004 as described below.

   Net cash provided by operating activities for the nine months ended March 31, 2004 was $12.9 million, compared with $2.8 million for the comparable period in the prior year. The increase in net cash provided by operating activities was primarily due to the $7.9 million improvement in net income, the consumption of $1.6 million of deferred tax assets, the tax benefit of $1.1 million from the exercise of stock options, continued reductions in inventory due to increased operating efficiencies and the decrease in severance-related payments, partially offset by the increase in other current and non-current assets caused by the prepayment of advertising and promotion expense, value added tax and insurance premiums. The accounts receivable increase of $2.8 million was primarily due to the lower shipment linearity in the third quarter of fiscal 2004 compared to the prior quarter because of WaveRunner 6000 ramp up issues and increased shipments to Asia where collection terms run slightly longer.

   Net cash used in investing activities for the nine months ended March 31, 2004 was $3.4 million, compared with $3.3 million for the comparable period in the prior year. This increase in net cash used in investing activities was primarily due to an increase of $1.8 million in capital expenditures during the nine months ended March 31, 2004, partially offset by a $1.1 million net decrease of acquisition of technology licenses and net proceeds of $0.6 million from the sale of property during the nine months ended March 31, 2004. The increase in capital expenditures for the nine months ended March 31, 2004 was primarily due to $0.5 million of capital improvements to our principal office and manufacturing facility and increased capital spending on furniture, machinery and equipment.

   Net cash used in financing activities for the nine months ended March 31, 2004 was $15.3 million, compared with net cash provided by financing activities of $0.2 million for the comparable period in the prior year. This increase in net cash used in financing activities was primarily due to the repurchase of our preferred stock for $23.0 million partially offset by net borrowings of $4.0 million under our revolving credit facility and $4.5 million of proceeds from employee stock purchases and stock option exercises.

   On November 13, 2003, we amended our its existing $15.0 million revolving credit facility with The Bank of New York. The amended agreement provides us with a $25.0 million revolving credit facility expiring on November 30, 2006, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at an annual rate of prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (LIBOR) plus a margin of between 1.25% and 2.25%, depending on our leverage ratio, as such term is defined in the credit agreement. A commitment fee of 0.375% per annum is payable on any unused amount under the facility. This revolving credit facility is secured by a lien on substantially all of our domestic assets. As of March 31, 2004, we had $4.0 million outstanding under this credit facility and were in compliance with our financial covenant requirements.

   On April 14, 2004, we closed an underwritten public follow-on offering of 1,500,000 shares of our common stock at $19.00 per share (less the underwriting discount) adding approximately $8.0 million, net of $1.1 million in offering costs and expenses, in cash to our balance sheet. Of these shares, 500,000 were newly issued by us and 1,000,000 were offered by ValueAct Capital Partners, L.P. and its affiliates. We granted the underwriters an option to purchase up to an additional 15 percent of the shares of common stock included in the offering to cover over-allotments, if any, within 30 days. On April 27, 2004, pursuant to the exercise of this over-allotment option, we sold an additional 225,000 shares at $19.00 per share (less the underwriting discount), which added $4.1 million, net of expenses to our balance sheet.

   On April 23, 2004, we used proceeds from this offering to repay $4.0 million of indebtedness outstanding under our revolving credit facility, and we intend to use the remaining net proceeds for general corporate and working capital purposes. We may also use a portion of the net proceeds of this offering to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. Pending application of any of the proceeds to any specific uses, we intend to invest the net proceeds of this offering in short-term, interest-bearing investment grade securities.

   We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of March 31, 2004, we had $0.2 million outstanding under this line of credit, $0.1 million of which was included in short-term debt and current portion of long-term debt and the remaining $0.1 million of which was included in deferred revenue and other non-current liabilities. As of June 30, 2003, we had $0.3 million outstanding under this line of credit, $0.1 million of which was included in short-term debt and current portion of long-term debt and the remaining $0.2 million of which was included in deferred revenue and other non-current liabilities. Outstanding borrowings under this line bear interest at an annual rate of 12.2%.

   In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.4 million as of March 31, 2004). No amounts were outstanding under these facilities as of March 31, 2004 and June 30, 2003.

   We believe that our cash on hand, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital and capital expenditure requirements for at least the next twelve months and provide funds for potential acquisition opportunities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

   Our contractual obligations and commitments include obligations associated with our revolving credit facility, capital and operating leases, employee severance agreements and a technology license agreement as set forth in the table below:

                                              PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2004
                                           -------------------------------------------------
                                                   LESS THAN                     MORE THAN 5
                                             TOTAL   1 YEAR  1-3 YEARS 3-5 YEARS    YEARS
                                           -------  -------   -------  --------- -----------
   (IN THOUSANDS)
   Revolving credit facility (1).......    $ 4,000  $ 4,000   $    --  $    --     $    --
   Capital lease obligations...........        221      101       120       --          --
   Employee severance agreements.......        253      199        54       --          --
   Operating lease obligations.........      4,762    1,659     2,165      769         169
   Other contractual commitments to
     purchase technology...............        250      250        --       --          --
                                           -------  -------   -------  -------     -------
   Total...............................    $ 9,486  $ 6,209   $ 2,339  $   769     $   169
                                           =======  =======   =======  =======     =======

(1) Outstanding balances under our revolving credit facility were repaid on April 23, 2004 using a portion of net proceeds raised in our follow-on offering of our common stock.

FORWARD-LOOKING INFORMATION

   This Form 10-Q contains forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Form 10-Q, including under the heading "Risk Factors." All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS

    An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Form 10-Q when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

   OUR OPERATING RESULTS ARE EXPECTED TO CONTINUE TO FLUCTUATE AND MAY NOT MEET OUR FINANCIAL GUIDANCE OR PUBLISHED ANALYST FORECASTS, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE SIGNIFICANTLY.

    Our past operating results, and our gross margins, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate. The primary factors that affect us include the following:

   o    changes in overall demand for our products;

   o the timing of the introduction and market acceptance of new products by us or competing companies;

   o    the timing and magnitude of research and development expenses;

   o changes in the estimation of the future size and growth rate of our markets;

   o    changes in our production efficiency;

   o disruptions in operations at any of our facilities or the facilities of any of our contract manufacturers for any reason; and

   o    changes in our selling prices.

    In addition, we have historically experienced somewhat lower activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and market activity during the summer months, particularly in Europe. We believe this seasonal aspect of our business is likely to continue in the future.

    OUR STOCK PRICE MAY BE VOLATILE IN THE FUTURE, AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID.

    The market price of our common stock fluctuates significantly. The stock price could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

   o    historically low trading volume in our stock;

   o    announcements of developments related to our business;

   o announcements of technological innovations or new products or enhancements by us or our competitors;

   o    sales by competitors, including sales to our customers;

   o sales of common stock into the public market, including by directors and members of management;

   o developments in our relationships with our customers, partners, distributors, and suppliers;

   o shortfalls or changes in revenue, gross margins, earnings or losses, or other financial results from analysts' expectations;

   o    regulatory developments;

   o    fluctuations in results of operations;

   o    trends in the seasonality of our sales; and

   o    general conditions in our market or the markets served by our customers.

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

   IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH MANUFACTURING CAPACITY, WE MAY UNDERUTILIZE OUR CAPACITY OR, ALTERNATIVELY, BE UNABLE TO FULFILL ORDERS IN A TIMELY MANNER, AND IN EITHER SITUATION OUR EARNINGS MAY SUFFER.

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

   We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of March 31, 2004, we had recorded $13.6 million of net deferred tax assets for the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. We have recorded a valuation allowance of $5.1 million as of March 31, 2004 to reserve for those tax assets we believe are not likely to be realized in future periods. An additional valuation allowance would be recorded if it were more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we might record a tax expense in our condensed consolidated statement of operations, which would have an adverse impact on our operating results.

   WE FACE RISKS FROM FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCY VERSUS THE U.S. DOLLAR AND THE COST OF CURRENCY EXCHANGE, WHICH AFFECT OUR COST OF SALES AND OPERATING MARGINS AND COULD RESULT IN EXCHANGE LOSSES.

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

    WE MAY NOT BE SUCCESSFUL IN THE EXPANSION OF OUR BUSINESS OPERATIONS IN CHINA, WHICH COULD RESULT IN A LOSS OF OUR INVESTMENT AND THEREBY HARM OUR OPERATING RESULTS.

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

    WE FACE NUMEROUS RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS, WHICH COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS SINCE APPROXIMATELY TWO-THIRDS OF OUR REVENUES DERIVE FROM INTERNATIONAL SALES.

    We market and sell our products and services outside the United States, and currently have employees located in China, France, Germany, Italy, Hong Kong, Japan, Singapore, South Korea, Sweden, Switzerland and the United Kingdom. Many of our customers and licensees are located outside the United States. As part of our strategy, we intend to expand our international sales, particularly in China. We face numerous risks in doing business outside the United States, including:

   o dependence on sales representatives or foreign distributors and their sales channels;

   o    longer accounts receivable collection cycles;

   o    less effective and less predictable protection of intellectual property;

   o trade protection measures, import or export licensing requirements, tariffs and other trade barriers;

   o unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

   o changes in the political or economic condition of a specific country or region, particularly in emerging markets; and

   o    potentially adverse tax consequences.

    Such factors could cause our future international sales to decline.

    Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees is found to have violated these requirements, we could be subject to significant fines and other penalties.

    Our products are also subject to United States export control restrictions. In certain cases, we may not be permitted to export products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. The export of our high-performance oscilloscopes from the United States, which accounts for a material portion of our internationally derived revenue, is also subject to regulation under the Treaty for Nuclear Non-Proliferation. However, only a small portion of those oscilloscopes are sold in countries where that treaty restricts the end-user. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market. We cannot be certain that the U.S. government will approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. Our international sales and, because approximately two-thirds of our revenue is derived from sales outside the United States, our sales in general, could be materially harmed by our inability to obtain required licenses or by the costs of compliance.

    We may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have recently conducted military exercises in or near the others' territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargos, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying shipment of our products to or through these areas and/or reducing our sales in these areas.

    WE DEPEND ON SINGLE-SOURCE SUPPLIERS FOR SOME OF OUR PRODUCTS, AND THE LOSS OF THESE SUPPLIERS COULD HARM OUR BUSINESS BY INTERRUPTING OR TERMINATING OUR MANUFACTURE OF THOSE PRODUCTS.

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

    WE DEPEND UPON KEY PERSONNEL AND QUALIFIED FUTURE HIRES TO IMPLEMENT OUR EXPANSION STRATEGY, AND IF WE ARE UNABLE TO RETAIN OR ATTRACT PERSONNEL WE MAY NOT BE ABLE TO MANAGE AND OPERATE SUCCESSFULLY AND WE MAY NOT BE ABLE TO MEET OUR STRATEGIC OBJECTIVES.

    Our success depends on the efforts and abilities of senior management and key employees in the sales, marketing, research and development, and manufacturing areas. Many of these employees would be difficult to replace. We do not have employment contracts with most of our key personnel. If we cannot retain existing key managers and employ additional qualified senior employees, our business, financial condition, and results of operations could be materially and adversely affected. We do not maintain "key man" life insurance policies on any of our personnel. Future expansion of operations will require us to attract, train and retain new personnel. In addition, we may be limited by non-solicitation agreements entered into by our key personnel with respect to hiring employees from our competitors. These factors could increase our operating expenses. If we are unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits increase substantially, our business, results of operations or financial condition could be materially and adversely affected.

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

    WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR INTELLECTUAL AND PROPRIETARY RIGHTS, WHICH WOULD DEPRIVE US OF A COMPETITIVE ADVANTAGE AND THEREBY NEGATIVELY IMPACT OUR ABILITY TO COMPETE.

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

    We are engaged in intellectual property litigation, including with Tektronix, Inc. ("Tektronix"). On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix infringed on four of our patents.

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

    WE LICENSE CERTAIN INTELLECTUAL PROPERTY FROM THIRD PARTIES, AND THE LOSS OF THESE LICENSES COULD DELAY DEVELOPMENT OF FUTURE PRODUCTS OR PREVENT THE SALE OR ENHANCEMENT OF EXISTING PRODUCTS.

    We rely on licenses of intellectual property for our businesses, including technology used in our products. We cannot ensure that these licenses will be available in the future on favorable terms or at all. The loss of these licenses or the ability to maintain any of them on acceptable terms could delay development of future products or prevent the further sale or enhancement of existing products. Such loss could adversely affect our business, results of operations and financial condition.

    OUR ACQUISITIONS, STRATEGIC ALLIANCES AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

    In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. As a result of transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

   o    the retention of key employees;

   o the management of facilities and employees in different geographic areas;

   o    the retention of key customers; and

   o the integration or coordination of different research and development, product manufacturing and sales programs and facilities.

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

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

   o    our results of operations;

   o    general economic conditions and conditions in our industry;

   o    the perception in the capital markets of our business;

   o    our ratio of debt to equity;

   o    our financial condition;

   o    our business prospects; and

   o    changes in interest rates.

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

    There has been an increasing public debate about the proper accounting treatment for employee stock options. In April 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-based Payment an amendment of FASB Statements No. 123 and No. 95," requiring companies to expense the fair value of all employee equity-based awards granted, modified or settled. The tentative requirements would be effective for us in our 2006 fiscal year commencing July 2005 and would require any options issued or vesting on or after that date to be recognized as compensation expense in accordance with the future statement. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair value. It is possible that future laws, regulations and accounting pronouncements will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, which would have an adverse effect on our results of operations.

    WE HAVE A REVOLVING CREDIT FACILITY THAT CONTAINS FINANCIAL COVENANTS, AND THE FAILURE TO COMPLY WITH THESE COVENANTS COULD HARM OUR FINANCIAL CONDITION BECAUSE OUR CREDIT FACILITY MAY BE UNAVAILABLE TO US.

    We have a $25.0 million revolving credit facility with The Bank of New
York. On April 23, 2004, we used proceeds from our recent follow-on offering in which we sold 500,000 shares of our common stock to repay $4.0 million of indebtedness outstanding under our revolving credit facility. Following this repayment, we will continue to be subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, minimum total tangible net worth and liquidity ratio requirements. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our existing credit facility with The Bank of New York will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash or comply with the financial covenants under our credit facility may adversely affect our business, results of operations and financial condition.

    ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS AND OUTSTANDING WARRANTS WILL DILUTE CURRENT STOCKHOLDERS.

    Pursuant to our stock plans, our management is authorized to grant stock awards to our employees, directors and consultants. In addition, we also have warrants outstanding to purchase shares of our common stock. Our stockholders will incur dilution upon exercise of any outstanding stock awards or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

    Our stockholder rights plan, certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. Certain provisions of our certificate of incorporation and bylaws allow us to:

   o authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

   o provide for a classified board of directors, with each director serving a staggered three-year term;

   o prohibit stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent; and

   o require advance written notice of stockholder proposals and director nominations.

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

RISKS RELATED TO OUR INDUSTRY

    WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND THIS COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

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

   We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer and chief operating officer, are former employees of Tektronix. In 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. We are currently engaged in another intellectual property litigation with Tektronix in which both sides have claimed that the other is infringing its patents. This litigation is described in more detail under Item 1 of Part II of this Form 10-Q.

    We believe that the principal bases of competition in the oscilloscope market are a product's performance (bandwidth, sample rate, memory length and processing power), its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable "price-to-performance" ratio. We cannot assure that we will continue to compete effectively.

    A PROLONGED ECONOMIC DOWNTURN COULD MATERIALLY HARM OUR BUSINESS BY DECREASING CAPITAL SPENDING.

    Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks on the United States and abroad, could cause a decrease in capital spending in many of the markets we serve. In particular, a downward cycle affecting the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets would likely result in a reduction in demand for our products and would have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, if customers' markets decline, we may not be able to collect outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to maintain profitability.

    WE MUST SUCCESSFULLY EXECUTE OUR STRATEGY TO INTRODUCE NEW PRODUCTS.

    One of our key strategies is to expand our addressable portion of the oscilloscope market by introducing new products such as sampling oscilloscopes and additional oscilloscopes in the lower bandwidth market. We have in the past withdrawn a product line due to implementation concerns. In August 2000, we divested our Vigilant Networks business segment because, while its technology was potentially viable, the additional capital investment required for its commercial success was judged to be too high. The success of our new product offerings will depend on a number of factors, including our ability to identify customer needs properly, manufacture and deliver products in sufficient volumes on time, differentiate offerings from competitors' offerings, price products competitively and anticipate competitors' development of new products or technological innovations.

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

   The net gains or (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.1 million and ($0.1) million for the three-month periods ended March 31, 2004 and 2003, respectively, and $0.3 and ($0.4) million for the nine-month periods ended March 31, 2004 and 2003, respectively, and are included in other income (expense), net in the Condensed Consolidated Statements of Operations. At March 31, 2004 and June 30, 2003, the notional amounts of our open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.4 million and $6.7 million, respectively.

    We performed a sensitivity analysis at our fiscal 2003 year end assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

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

                               LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix infringed on four of our patents. We believe we have meritorious defenses and we intend to vigorously defend this action.

   On January 15, 2003, we were sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. We answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, we filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted our Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against us in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In our responsive pleading, we have denied that we have infringed, or are infringing, the patent, and contend that the patent is invalid. We intend to vigorously defend ourselves in this litigation.

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

   31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

   32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350


   ITEM 6(B)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 2004

The Company filed a Form 8-K with the SEC on January 6, 2004, reporting under
Item 7 "Financial Statements and Exhibits" and under Item 12 "Results of Operations and Financial Condition" the Company's press release announcing that it anticipates better-than-expected revenues and operating income for the second quarter ended December 31, 2003.

The Company filed a Form 8-K with the SEC on January 14, 2004, reporting under
Item 7 "Financial Statements and Exhibits" and under Item 12 "Results of Operations and Financial Condition" the Company's earnings for the three-and six-month periods ended December 31, 2003.

The Company filed a Form 8-K with the SEC on February 9, 2004, reporting under
Item 5 "Other Events" and under Item 7 "Financial Statements and Exhibits" the Company's announcement that it had filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a proposed underwritten follow-on public offering of shares of its common stock.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2004              LeCROY CORPORATION

                                  /s/Scott D. Kantor
                                  -------------------------------------------
                                     Scott D. Kantor
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer

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