Form 10-K
period 2004-06-30
LECROY CORP
filed 2004-09-07
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                             YES    X       NO
                                 -------       -------

     The number of shares outstanding of the registrant's Common Stock, as of August 18, 2004, was 11,977,004 shares. The aggregate market value of shares of Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $154,797,533.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
================================================================================

                               LeCROY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                TABLE OF CONTENTS



FORM 10-K ITEM NUMBER:                                                                                      Page No.
                                                                                                            --------
                                                       PART I
   Item 1.      Business...................................................................................     3
   Item 2.      Properties.................................................................................    13
   Item 3.      Legal Proceedings..........................................................................    13
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    13

                                                      PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    14
   Item 6.      Selected Consolidated Financial Data.......................................................    15
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    17
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................    37
   Item 8.      Financial Statements and Supplementary Data................................................    38
   Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......    66
   Item 9A.     Controls and Procedures....................................................................    66

                                                      PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    67
   Item 11.     Executive Compensation.....................................................................    67
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    67
   Item 13.     Certain Relationships and Related Transactions.............................................    68
   Item 14.     Principal Accounting Fees and Services.....................................................    68

                                                      PART IV
   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    69
                Signatures.................................................................................    73




    LeCroy(R), WaveMaster(R), WavePro(R), WaveRunner(R) and WaveSurfer(TM) are our trademarks. All other trademarks, servicemarks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

                                     PART I
ITEM 1. BUSINESS.

OUR COMPANY

    LeCroy Corporation (the "Company," "LeCroy," "us," "we" or "our") was founded in 1964 and is incorporated in the State of Delaware. Our principal executive offices and manufacturing facilities are located at 700 Chestnut Ridge Road, Chestnut Ridge, New York 10977 and our telephone number is (845) 425-2000. Our website is located at www.lecroy.com. We sell our products and provide service worldwide through wholly-owned subsidiaries and representatives.

    We are a leading, worldwide provider of oscilloscopes as well as a provider of related test and measurement equipment and currently operate as one business segment in the Test and Measurement market. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer four families of oscilloscopes, which address different solutions to the markets we serve: WaveMaster, our highest performance product family; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for the lower-end of the performance sector of the market.

    We sell our products into a broad range of end markets, including the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe that our products offer the strongest value proposition in these markets by providing advanced analysis capabilities coupled with innovative and proprietary technology features. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, or OEMs, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

MARKET OVERVIEW

   TEST AND MEASUREMENT MARKET

    Test and measurement equipment is used in the design, development, manufacture, deployment and operation of electronic products and systems. This equipment is required to verify functionality and performance of new product designs and to ensure compliance to industry standards and overall product quality. These instruments are used across all electronic equipment industries, including computer, semiconductor, communications, consumer, automotive, defense, and video. In addition, test and measurement instruments are utilized to install, maintain and monitor wireless and wireline communications and broadcast networks. Test and measurement equipment aid in the research and development of new products, testing of products in production, and maintenance and service of products in the field.

    According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment exceeded $5.5 billion in 2003. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

    Growth in the Test and Measurement market is driven by improvements in electronic systems performance, growth in the electronics market and emerging technologies and standards. Designers in a wide variety of industries are being constantly driven to increase the performance of their products and to add new features and capabilities. These improvements rely upon advanced semiconductor technology and require the design of faster, more powerful and complex electronic systems. As a result, the underlying technological advances in communications and electronic signals are increasing exponentially in complexity and speed. This is driving the demand for analysis tools that allow designers and manufacturers of these devices to improve new product cycle time. With each advancement in technology, engineers designing next generation technologies and products must contend with both a reduced margin for error and a progressively more difficult task of fully characterizing new product design.

    While the overall market for test and measurement equipment is made up of hundreds of different types of instruments and measurement tools, the largest single product category is oscilloscopes. Prime Data estimates that oscilloscopes represented approximately $840 million of the overall $5.5 billion market in 2003.

   OSCILLOSCOPE MARKET

    Oscilloscopes are the primary instrument utilized by engineers for testing and analyzing electronic signals. According to Prime Data, the oscilloscope market is expected to reach $934 million in 2004. Historically, the oscilloscope segment of the Test and Measurement industry has experienced less volatility than the industry as a whole because of its widespread use across many applications and end markets. Thorough testing of complex electronic signals requires a measurement tool capable of physically attaching to the signal of interest, capturing data with high resolution for long periods of time and supporting detailed signal analysis while providing additional insight into data characteristics and signal trends over time. The entire system must also maintain the correct shape of the signal, a concept called signal integrity. An oscilloscope utilizes a graphical display device that allows an engineer to view an electronic signal. The most basic display of an oscilloscope plots a signal's voltage versus time (typically in billionths and trillionths of a second), providing a user insight into the performance of an electronic circuit. In many cases, a user is trying to either verify that the circuit is behaving as designed or measure the signal to gain a basic understanding of signal performance.

    Today's oscilloscopes are digital devices which capture electronic signals and convert the voltage values to digital representations, which are stored in computer memory, allowing the instrument not only to display the signal on a screen, but also to analyze the signal's characteristics. The ability of an oscilloscope to conduct in-depth analysis of a complex electronic signal's characteristics and trends is referred to as wave shape analysis, which is increasingly important as signals become more complex.

    The three primary specifications of an oscilloscope are its bandwidth, or capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time; and memory length, or the number of points per channel. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Oscilloscopes with bandwidths ranging from 20 MHz up to 8.0 GHz are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe the oscilloscope market can be generally divided into four major categories:

    o High-end oscilloscopes. The largest part of the market, which we believe currently accounts for slightly more than half of the market based on revenues generated, is comprised of instruments with the ability to capture and analyze signals above 300 MHz up to the highest available real-time bandwidths. These instruments generally sell from $4,000 up to $100,000, depending on their capabilities.

    o Lower-end oscilloscopes. We believe about one-third of the market's revenue comes from products which generally sell for below $5,000, and include less-complex instruments with the ability to capture and analyze signals from 20 MHz to 300 MHz.

    o Handheld oscilloscopes. The lowest end of the market includes a variety of handheld oscilloscopes which we believe currently comprises less than 10% of the overall market. Selling prices for these handheld instruments are generally between $1,000 and $3,000.

    o Sampling oscilloscopes. For certain high signal speed applications, such as optical communications, instruments with bandwidths of up to 50 GHz or more are required. At these speeds, real-time oscilloscopes do not have the ability to track the signal shape in real-time and take samples quickly enough to be effective. We believe this category currently comprises less than 10% of the overall market, but because of their ability to provide extremely high bandwidths, sampling oscilloscopes can range in price generally from $50,000 to $100,000.

OUR COMPETITIVE STRENGTHS

    We are a leading, worldwide provider of oscilloscopes as well as a provider of related test and measurement equipment used by electronic designers and engineers to measure and analyze complex electronic signals. Our key competitive strengths include:

    Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the markets we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire product line. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 37 U.S. patents, with 42 other U.S. patents pending.

    Broad product portfolio. Our WaveMaster, WavePro, WaveRunner and WaveSurfer oscilloscopes encompass 23 different models, which are designed to analyze electronic signals ranging from 200 MHz to 6 GHz. We believe our breadth of product offerings, coupled with our ability to create application-specific analysis tools, address the specific needs of design engineers in many industries.

    Leading customer relationships. Our major customers are leaders in a range of industries, including computers and semiconductors, data storage devices, automotive and industrial, and military and aerospace. Our ability to work with innovative, industry-leading customers allows us to continuously refine our products to better address the needs of the latest technologies.

    Global sales and distribution. We have a global sales force and distribution structure covering North America, Europe/Middle East and Asia/Pacific. Each of these regions is a major contributor to our revenue and provided between approximately 30% and 40% of our revenues in the last three fiscal years. We currently have direct sales personnel in 12 countries and operate in 53 smaller markets through regional managers, distributors and sales representatives. We believe that our sales force is recognized by our customers for their technical expertise and often work in tandem with design engineers to create solutions to complex applications.

    Experienced management team. Our management team has a long and successful track record in the Test and Measurement industry with an average of 15 years of experience in the industry. Our management team has overseen the introduction of eight new products over the past two years and has restructured our operations, enhancing our focus on our core markets while developing our ongoing business strategy, which encourages product innovation.

OUR STRATEGY

    In order to enhance our position as a leading provider of oscilloscopes, our objective is to grow our company and our market share in the markets in which we operate. Currently, we serve the market for oscilloscopes that analyze complex signals ranging from 200 MHz to 6 GHz. We believe that our products offer the strongest value proposition in these markets by providing advanced analysis performance at a highly competitive price. We intend to leverage our technical expertise to target additional customers for our core WaveMaster, WavePro, WaveRunner and WaveSurfer products. In addition, we intend to pursue the following business strategies to expand our business:

    Expand our addressable portion of the oscilloscope market. We have development efforts underway and expect to introduce new products over the next year to address customer needs for oscilloscope solutions in market sectors such as sampling oscilloscopes and lower bandwidth oscilloscopes. We believe that the advanced hardware and software technologies incorporated into our core products can be adapted to address additional sectors of the large and diverse oscilloscope market where we have not historically focused. By constantly working to broaden our product portfolio to address additional sectors of this market, we believe we will be able to offer a more comprehensive suite of products to a larger customer base, while maintaining the technology differentiation that we have already developed in our core markets.

    Create solutions for specific applications. We have developed differentiated solutions that address our end users' specific requirements through our advanced analysis programs. These programs, which are based on our proprietary software architecture and operating system, support our suite of analysis tools. For example, we provide specialized solutions that address the complex signal analysis requirements specific to the disk drive industry and others that address the analysis of specialized serial data signals of many widely-used protocols for computers, network servers and communications equipment. We also have application specific solutions for engineers who design and test power supplies and controller area network bus, or CAN bus, (automotive) electronics. Engineers can easily customize our oscilloscopes with these analyzers and we intend to develop and offer additional analyzers.

    Leverage our technology to offer additional products for use in the Test and Measurement market. We believe that we can leverage our core strengths in signal acquisition in connection with our internally designed hardware and proprietary software platforms to address additional areas within the Test and Measurement market. While we have not yet commenced development in these areas, we intend to use our in-house design and analysis capabilities as well as potential acquisitions to develop additional products.

PRODUCTS AND SERVICES

   OVERVIEW

    We currently offer four major oscilloscope families: WaveMaster, WavePro, WaveRunner and WaveSurfer. Each oscilloscope model is capable of capturing and analyzing electronic signals at different bandwidth and performance points in the market. Each oscilloscope family is also offered with a selection of general software packages that expand its capabilities and allow customization of the operation and measurements of the specific product. The key features of our oscilloscope families are as follows:

                     NUMBER
   PRODUCT             OF        BANDWIDTH        MAXIMUM SAMPLING RATE            U.S. LIST            MARKET
   FAMILY            MODELS        RANGE            AND MEMORY LENGTH             PRICE RANGE        INTRODUCTION
-------------        ------      ---------        ---------------------           -----------        ------------
WaveMaster              7           3 - 6 GHz  20 billion samples per second;     $42,490 - $93,740   January 2002
8000 Series......                              100 million points
WavePro                 4           1 - 3 GHz  20 billion samples per second;     $18,500 - $39,500   January 2003
7000 Series......                              48 million points
WaveRunner              5     350 MHz - 2 GHz  10 billion samples per second;      $8,990 - $25,990   October 2003
6000 Series......                              24 million points
WaveSurfer              6       200 - 500 MHz  2 billion samples per second;        $4,190 - $8,490   April 2004
400 Series.......                              2 million points

   ANALYZERS AND APPLICATION SOFTWARE

    Our general-purpose oscilloscope products are tailored with proprietary software and hardware to create application specific analyzers which function as industry-specific oscilloscopes for use in:

    o Data storage applications -- Disk Drive Analyzer products, DDA5000 series and DDA3000 series, using WaveMaster and WavePro platforms;

    o Serial data applications -- Serial Data Analyzer products, SDA3000 series, SDA5000 series and the SDA6000 series, based on the WaveMaster platform;

    o Automotive applications -- Hardware and software applications based on the WaveRunner platform for use in understanding serial communications in automobiles and industrial systems; and

    o Power measurement applications -- Software applications based on the WaveRunner platform for use in a variety of industries.

    We also offer other application software packages to enhance the performance of our oscilloscopes in the areas of optical recording, pulse mask testing, disk drive head testing, ethernet, universal serial bus signal testing and jitter analysis that range in price from $1,000 to $9,000.

   OTHER PRODUCTS AND SERVICES

    We offer our customers a variety of complementary probes and accessory products. Probes provide the critical physical electrical or optical connection from the customer's circuit to the oscilloscope. We believe our WaveLink high frequency differential probes provide the high bandwidth performance necessary to measure serial data signals in the expanding serial data communications market. We also offer digitizing modules from 150 MHz to 1 GHz bandwidths.

    We also provide aftermarket support, repair, maintenance recalibration and a variety of post sale upgrades and installations. We maintain major field service centers in Chestnut Ridge, New York; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; and Beijing, China.

OUR CUSTOMERS AND END MARKETS

    Our products are used primarily by electronic designers and engineers principally in the research and development of new products. These end users typically employ our oscilloscopes to validate the performance of electronic components. We currently provide products to customers in four primary end markets:

       COMPUTER AND
       SEMICONDUCTOR                DATA STORAGE DEVICES         AUTOMOTIVE AND INDUSTRIAL   MILITARY AND AEROSPACE
     ------------------         ----------------------------     -------------------------   ----------------------
            IBM                           Hitachi                          BMW                    BAE Systems
           Intel                Matsushita Electric Industry        Continental Teves                 EADS
       LG Electronics                      Maxtor                         Denso                 Lockheed Martin
          Samsung                         Seagate                      Robert Bosch                 Raytheon
    ST Microelectronics                   Toshiba                      Siemens VDO                   THALES

    Computer and semiconductor. These markets include companies providing components, interfaces, subsystems and complete products for high speed and general purpose computing, network servers, and related devices and systems. Requirements in this end market have been driven by:

    o growth in the capability and complexity of devices, which now provide a higher level of integration and functionality;

    o a dramatic increase in the use of high speed serial data communications interfaces in both the computer and semiconductor market;

    o new interface standards, which enable increased interoperability and higher levels of bandwidth between devices and peripherals, including:
        PCI Express -- a high speed serial data interface for connection to high performance subsystems, such as a graphics card, inside a computer; Serial ATA -- a high speed serial data interface for computer disk drives; USB 2.0 -- the latest version of the Universal Serial Bus standard, a high speed computer peripheral expansion interface; XAUI -- a 10 Gigabit Ethernet standard that improves the routing of electrical interconnections; and Firewire -- a high-speed serial interface for computer peripheral expansion; and

    o   system-on-a-chip verification.

    Data storage devices. This market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, CDs and DVDs. Requirements in this end market are being driven by:

    o   continued pressure to reduce product development life cycle time;

    o increasing need to store more information on storage media, which requires the encoding of signals to achieve higher density;

    o migration of hard disk drives to portable media applications and consumer devices, such as MP3 players and digital video recorders;

    o evolution to perpendicular magnetic recording for higher capacity storage; and

    o adoption of faster point-to-point connections through the use of the Serial Advanced Technology Attachment, or Serial ATA, interface standard.

    Automotive and industrial. The automotive market includes automobile OEMs, component suppliers to automobile OEMs and industrial equipment manufacturers. Requirements in this end market are being driven by:

    o proliferation of Electronic Control Units, or ECUs, to various automotive subsystems, such as engine control, braking, and traction control;

    o   progression to networked ECUs;

    o   serial data topologies managing complex inbound and outbound signals;
        and

    o evolution to 42 V power systems to provide adequate power with lower current.

    Military and aerospace. The military and aerospace market includes companies that provide components and systems for defense and commercial airplane applications. Requirements in this end market are being driven by:

    o applications that use complex communications signals in challenging environments;

    o extraordinarily high need for precision and reliability given the consequences of failure; and

    o   need for long-term support due to long military program life.

SALES, MARKETING AND DISTRIBUTION

    We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of oscilloscopes and the features and advantages of our products. In addition, because of our focus on high-performance oscilloscopes, our sales engineers are skilled in performing product demonstrations for current and prospective customers. We believe we have a competitive advantage in sales situations in which our sales engineers have the opportunity to demonstrate the advantages of our oscilloscopes. Accordingly, such demonstrations are an integral part of our sales strategy and we deploy significant instruments to support this strategy.

    We sell our oscilloscopes through our own direct sales force in the United States, Europe, Japan, China, South Korea and Singapore, with regional sales headquarters located in Chestnut Ridge, New York; Geneva, Switzerland; and Tokyo, Japan. As of June 30, 2004, our direct sales force consisted of 80 sales engineers, directed by 16 regional managers worldwide. Our direct sales force generates the significant majority of our business. In territories where the sales potential does not currently justify the maintenance of a direct sales force, we use manufacturers' representatives and distributors in support of our direct selling efforts. In addition, in Japan we maintain a strategic alliance with Iwatsu, a communications and test and measurement company, that sells and distributes some of our products under the "Iwatsu/LeCroy" and "Iwatsu" labels. Finally, our new WaveSurfer line of lower-priced oscilloscopes is sold in all regions through our direct sales force and a complementary network of buy-sell distributors.

    We support our customers through a worldwide network of specialized applications engineers. We maintain service, repair and calibration facilities in Chestnut Ridge, New York; Geneva, Switzerland; Seoul, South Korea; Tokyo, Japan; and Beijing, China.

    In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, conduct marketing programs and seminars, issue press releases regarding new products, publish technical articles and participate in industry trade shows and conferences.

TECHNOLOGY AND PRODUCT DEVELOPMENT

    We believe we are a technology leader in the oscilloscope market. We have developed core capabilities in the design of high-performance, high-speed signal conditioning, sampling and analog-to-digital conversion circuitry. We believe we are also a leader in the design of technologies related to the storage, movement and processing of the large amounts of data produced in an oscilloscope. We have also developed an advanced source code technology underlying our oscilloscope operating system called MAUI as well as proprietary analysis software.

    As of June 30, 2004, we employed 75 people in technology and product development. Our efforts are focused on hardware, software and mechanical development initiatives. Our hardware product development team is focused on developing innovative signal conditioning, data acquisition and electrical circuit probing technologies that allow better waveform fidelity and circuit connection capabilities. This is accomplished through the use of advanced integrated circuit techniques and processes, innovative design tools and methodologies and key technology partnerships.

    Our software engineering group continues to develop and advance our wave shape analysis and measurement technologies in order to offer new and innovative analysis tools for our customers. This group also develops application solutions to perform specific analysis for data storage, power measurement, communications and other markets.

    From time to time, we enter into technology partnerships in order to gain access to innovative technologies to enhance our products' capabilities and features. During fiscal 2002, we introduced our first product incorporating innovative signal conditioning and sampling technologies fabricated on a then current-generation extremely high-speed silicon germanium process developed by International Business Machines Corporation, or IBM. This technology is now fully deployed throughout our product line.

    In June 2002, we entered into a technology development agreement with IBM in order to gain access to IBM's next-generation silicon germanium technology, although the fabrication process was unproven at the time. This development agreement allowed us to begin the design process of next-generation silicon germanium prototype components, which are expected to deliver higher density, greater speed and reduced power consumption as compared to those currently available. Under this agreement with IBM we incurred a $4.0 million charge for access to IBM's next-generation silicon germanium technology in the fourth quarter of fiscal 2002. At the time of the agreement, we and IBM were in the development stage of this technology and there was no guarantee that the technology would function as developed or that it would be viable in production. We have yet to introduce products utilizing this technology.

    We have also entered into technology partnerships that have provided us access to technologies that enable extremely high-speed, high-fidelity signal capture capabilities and very high throughput data movement capabilities. We intend to continue to develop and leverage such key partnerships in areas that complement or enhance our own internal strengths.

MANUFACTURING AND SUPPLIERS

    We have consolidated and streamlined our manufacturing and operational activity to focus on our core expertise of oscilloscope product introduction and development. Our WaveMaster and WavePro oscilloscopes and related products are manufactured at our facility in Chestnut Ridge, New York. As of June 30, 2004 we employed 54 manufacturing employees at our Chestnut Ridge facility, which occupies an area of approximately 35,000 square feet devoted to such tasks. Our focus on supply chain execution has allowed us to improve the cycle time required to build our instruments as well as reduce the time required to test and deliver products to our customers. For example, we have partnered with manufacturing companies in the U.S. and Asia that have allowed us to design and develop innovative products at reduced costs. This has allowed us to lower the overall costs of our products to our customers while improving our overall margin efficiency. Our WaveRunner 2 and WaveSurfer products are manufactured by our strategic partner, Iwatsu, and our WaveRunner 6000 products are manufactured by a contract manufacturer, Plexus Corporation.

    We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by IBM. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems.

COMPETITION

    The oscilloscope market is highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix, Inc. and Agilent Technologies, Inc. Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent and other competitors offer a range of products that attempt to address most sectors of the oscilloscope market.

    We believe that the principal bases of competition in the oscilloscope market are a product's performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable "price-to-performance" ratio. We believe that we currently compete effectively with respect to each of the principal bases of competition in the oscilloscope market in the general price range ($4,100 to $93,700) in which our oscilloscopes are focused.

BACKLOG

    Our backlog of unshipped customer orders was approximately $10.8 million and $8.6 million as of June 30, 2004 and 2003, respectively. Backlog at June 30, 2004 and 2003 excludes $2.0 million and $3.3 million, respectively, of deferred revenue established in connection with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in fiscal 2001. Customers may cancel orders at any time. We believe that our level of backlog at any particular time is not necessarily indicative of our future operating performance.

PATENTS, TRADEMARKS AND LICENSES

    We currently rely on a combination of patents, trademarks and trade secret laws, non-disclosure agreements and other intellectual property protection methods, as well as technical expertise and continuing technological research and development to establish and protect proprietary rights in our products. We believe, however, that because of the rapid pace of change and advancement in oscilloscope technology, legal intellectual property protection is and will continue to be a less significant factor in our success than our core competency of wave shape analysis and the experience and expertise of our personnel.

    We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. Although none of our products depend exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage. We hold 19 U.S. patents (three of which expire in 2006, one of which expires in 2009, one of which expires in 2010, three of which expire in 2011, one of which expires in 2013, one of which expires in 2015, one of which expires in 2016, two of which expire in 2018, one of which expires in 2019, three of which expire in 2020, one of which expires in 2021 and one of which expires in 2022) and eight foreign patents (one of which expires in 2009, one of which expires in 2012, two of which expire in 2013, two of which expire in 2014, one of which expires in 2016 and one of which expires in 2017) relating to hardware and system software incorporated into our oscilloscope product lines. We hold four U.S. patents (expiring in 2015, 2016, 2018 and 2019, respectively) and two foreign patents (expiring in 2017 and 2019, respectively) relating to add-on software technology for use with oscilloscopes sold by us. Infringement of three of these U.S. patents has been asserted against Tektronix in the United States District Court in Oregon. For more information on this litigation, see the "Business -- Legal Proceedings" section. We hold ten U.S. patents (one of which expires in 2012, three of which expire in 2015, two of which expire in 2019, three of which expire in 2020 and one of which expires in 2023) and two foreign patents (expiring in 2010 and 2013, respectively) relating to our oscilloscope probe technology, and we hold four U.S. patents (one of which expires in 2012, two of which expire in 2016 and one of which expires in 2017) and one foreign patent (expiring in 2016) relating to time to digital converters, which measure extremely short time intervals between events. We also have 42 patent applications pending or under evaluation in the United States, as well as additional patent applications pending or under evaluation in various foreign jurisdictions.

    We license or otherwise acquire key enabling technologies from third parties in order to gain access to technologies that would be too expensive or too time-consuming to develop internally or that would give us a competitive advantage or shorten our product development time-to-market. We are currently party to a license agreement with Perigee LLC pursuant to which we license fast data readout technology for use in our WaveRunner 6000 Series family of products. This license is perpetual. We also license a patent from William A. Farnbach, which relates to the triggering characteristics of an oscilloscope. This license extends for the term of the patent, which expires in October 2008. In June 2002, we entered into a technology development agreement with IBM, as described in more detail in the "Business -- Technology and Product Development" section, in order to gain access to IBM's next-generation silicon germanium technology. This development agreement expires in February 2005 but can be renewed at no additional cost. Previously, this agreement was renewed at no cost for an additional term of two years. With the exception of our technology development agreement with IBM, the capabilities licensed or otherwise acquired through these agreements could be developed by us, but would require considerable time and expense.

    From time to time, we license our technology to third parties. The revenue generated from these licenses is a small percentage of our total revenue. We generally do not actively seek out licensing opportunities, but will take advantage of opportunities that arise in the normal course of business. Currently, we are actively supplying oscilloscope components and software support to Iwatsu, with whom we maintain a strategic alliance in Japan, pursuant to long-standing joint development agreements with Iwatsu. The license contained in our agreement with Iwatsu is perpetual.

    Although we believe that our products and technologies do not infringe the proprietary rights of third parties, third parties including our competitor Tektronix and Sicom Systems have asserted patent infringement claims against us, and there can be no assurance that third parties will not assert claims against us based on the infringement or alleged infringement of any such rights. Such claims are typically costly to defend, regardless of the legal outcome. There can be no assurance that we would prevail with respect to any such claim, or that a license to third party rights, if needed, would be available on acceptable terms. In any event, patent and proprietary rights litigation can be extremely protracted and expensive.

REGULATION

    As we manufacture our products in the United States and sell our products and purchase parts, components and sub-assemblies in a number of countries, we are subject to legal and regulatory requirements, particularly the imposition of tariffs and customs, in a variety of countries. Our products are also subject to United States export control restrictions. In certain cases, we may not be permitted to export products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. The export of our high-performance oscilloscopes from the United States is also subject to regulation under the Treaty for Nuclear Non-Proliferation. We cannot be certain that the U.S. government will approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

EMPLOYEES

    As of June 30, 2004, we had 382 full-time employees, 235 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are generally satisfactory.

INVESTOR INFORMATION

    Our Internet website address is www.lecroy.com. We make available, free of charge on our website, by clicking on "About LeCroy" and then selecting the "Investor Relations" link and the "SEC Filings" link, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission, or SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise set forth, below are the name, age, position, and a brief account of the business experience of each of our executive officers as of June 30, 2004:

      NAME                                         AGE                       POSITION(S)
    --------                                      -----  --------------------------------------------------
    Thomas H. Reslewic......................       45    President; Chief Executive Officer and Director
    R. Scott Bausback.......................       43    Executive Vice President, Chief Operating Officer
    Conrad J. Fernandes.....................       43    Vice President, Worldwide Sales
    David C. Graef..........................       47    Vice President, Chief Technology Officer
    Scott D. Kantor.........................       41    Vice President, Finance; Chief Financial Officer;
                                                         Secretary and Treasurer

__________

    Thomas H. Reslewic was named to our Board of Directors in January 2002. He joined us in 1990 and has served as President and Chief Executive Officer since January 2002. Mr. Reslewic previously served as President from October 2000 until December 2001, and Executive Vice President and Chief Operating Officer from February 1998 until October 2000. Mr. Reslewic has a Bachelor of Science degree in physics from the College of the Holy Cross and a Master of Business Administration degree from the University of Oregon.

    R. Scott Bausback has served as Executive Vice President, Chief Operating Officer since joining us in August 2001. Previously, he held a variety of sales and marketing management positions during an 18-year tenure at Tektronix, culminating in his role as Vice President and General Manager of Tektronix's Communications Business Unit from September 1998 until June 2001. Mr. Bausback has a Bachelor of Science degree in electrical engineering from Rutgers College of Engineering and completed the YEI Executive Education program at Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

    Conrad J. Fernandes has served as Vice President, Worldwide Sales since July 2001. Previously, Mr. Fernandes served as Vice President, International Sales from 1999 until 2000, Director of Asia / Pacific Sales from 1994 until 1999 and Product Marketing Manager from 1990 until 1994. Mr. Fernandes has a Bachelor of Electronic Engineering degree and a Master of Business Administration degree from City University of London.

    David C. Graef has served as Vice President, Chief Technology Officer since April 2003. Previously, he served as Vice President, Research and Development from January 1999 through March 2003, Engineering Manager from June 1996 through January 1999 and Senior Engineer from January 1989 through May 1996. Mr. Graef has a Bachelor of Science degree in Electrical Engineering from the University of Bridgeport.

    Scott D. Kantor has served as Vice President, Finance and Chief Financial Officer since February 2003. Previously, he served as our Vice President and Corporate Controller since August 1999. Before joining us, Mr. Kantor was with Sappi Fine Paper N.A., from April 1996 to August 1999, where he served as Assistant Financial Controller and led a business process reengineering project that resulted in the redesign of the company's financial processes in connection with a large-scale ERP implementation. Mr. Kantor previously held accounting and financial reporting positions at Genzyme Corporation and Costar Corporation and was a Senior Accountant with Deloitte & Touche, LLP. Mr. Kantor has a Bachelor of Science degree from California State University and a Master of Business Administration degree from Boston University.

ITEM 2. PROPERTIES.

    We own our executive offices and manufacturing facility, which is an approximately 88,000 square foot building in Chestnut Ridge, New York. Pursuant to our revolving credit facility with the Bank of New York, we granted the bank a security interest in this property. In addition, we lease other office space around the world to support our local sales and service operations and to support our research and development activities. We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

    On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, on any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing on three of our patents. We believe we have meritorious defenses and we intend to defend this action vigorously. Discovery in this case is ongoing and the outcome cannot be predicted.

    On January 15, 2003, we were sued by Sicom in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. We answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, we filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted our Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against us in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In our responsive pleading, we have denied that we have infringed, or are infringing, on the patent, and contend that the patent is invalid. We intend to defend ourselves vigorously in this litigation. The defendants in this case, including us, have filed a Motion to Dismiss for lack of standing. The Motion contends that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court has stayed the case pending resolution of the new Motion to Dismiss and the outcome cannot be predicted.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    Our common stock is traded on the Nasdaq National Market under the symbol "LCRY." The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the Nasdaq National Market. As of August 16, 2004, there were 247 stockholders of record of our common stock.

                                                            HIGH        LOW
                                                           ------      -----
Year Ended June 30, 2003:
  First Quarter......................................      $ 11.94    $  8.20
  Second Quarter.....................................        11.70       7.30
  Third Quarter......................................        13.08       8.13
  Fourth Quarter.....................................        10.49       8.06

Year Ended June 30, 2004:
  First Quarter......................................      $ 16.03    $  9.73
  Second Quarter.....................................        18.45      15.72
  Third Quarter......................................        23.99      18.08
  Fourth Quarter.....................................        21.79      17.59

DIVIDEND POLICY

    We have never declared or paid cash dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. Under the terms of our revolving credit facility, we are not permitted to declare or pay dividends other than dividends payable solely in additional shares of our equity securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended June 30, 2004. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and incorporated by reference herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                               YEAR ENDED JUNE 30,
                                                            ------------------------------------------------------
                                                               2004       2003       2002       2001        2000
                                                            ---------  ---------  ---------  ----------  ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Oscilloscopes and related products..................      $ 113,422  $  95,008  $ 101,077  $  129,425  $ 110,237
  Service and other(1)................................         11,518     12,851     10,379      11,963     11,163
                                                            ---------  ---------  ---------  ----------  ---------
    Total revenues....................................        124,940    107,859    111,456     141,388    121,400
Cost of sales(2)(5)...................................         52,594     50,989     59,717      67,559     61,323
                                                            ---------  ---------  ---------  ----------  ---------
  Gross profit........................................         72,346     56,870     51,739      73,829     60,077

Operating expenses:
  Selling, general and administrative(3)(5)...........         43,997     41,422     40,477      44,738     36,027
  Research and development(4).........................         15,760     18,226     22,006      17,682     15,165
                                                            ---------  ---------  ---------  ----------  ---------
    Total operating expenses..........................         59,757     59,648     62,483      62,420     51,192
                                                            ---------  ---------  ---------  ----------  ---------

Operating income (loss)...............................         12,589     (2,778)   (10,744)     11,409      8,885

  (Loss) gain from sale of marketable securities......             --         --       (122)         --      2,460
  Other (expense) income, net.........................            (11)       (84)       310        (471)      (276)
                                                            ---------  ---------  ---------  ----------  ---------
Income (loss) from continuing operations before income
   taxes and the cumulative effect of an accounting
   change.............................................         12,578     (2,862)   (10,556)     10,938     11,069
  (Provision for) benefit from income taxes...........         (4,653)     1,059      4,307         897     (3,498)
                                                            ---------  ---------  ---------  ----------  ---------
Income (loss) from continuing operations
      before the cumulative effect of an
      accounting change ..............................          7,925     (1,803)    (6,249)     11,835      7,571

Gain (loss) from discontinued operations, net of tax..            119        129         --      (1,994)   (11,009)
                                                            ---------  ---------  ---------  ----------  ---------
Income (loss) before the cumulative effect of an
      accounting change...............................          8,044     (1,674)    (6,249)      9,841     (3,438)
Cumulative effect of an accounting change for
      revenue recognition, net of tax.................             --         --         --       4,417         --
                                                            ---------  ---------  ---------  ----------  ---------
Net income (loss).....................................          8,044     (1,674)    (6,249)      5,424     (3,438)

Charges related to convertible preferred stock........             --      2,069      1,876       1,700      1,540
Redemption of convertible preferred stock.............          7,665         --         --          --         --
Cumulative effect of an accounting change
      for preferred stock ............................             --         --         --       1,848         --
                                                            ---------  ---------  ---------  ----------  ---------
Net income (loss) applicable to common stockholders...      $     379  $  (3,743) $  (8,125) $    1,876  $  (4,978)
                                                            =========  =========  =========  ==========  =========
Income (loss) per common share - basic:
    Income (loss) from continuing operations
      before the cumulative effect of an
      accounting change applicable to common
      stockholders....................................      $    0.02  $   (0.37) $   (0.81) $     1.20  $    0.78
    Gain (loss) from discontinued operations..........           0.01       0.01         --       (0.24)     (1.42)
    Cumulative effect of an accounting change.........             --         --         --       (0.74)        --
    Net income (loss) applicable to common
      stockholders ...................................           0.04      (0.36)     (0.81)       0.22      (0.64)

Income (loss) per common share - diluted:
    Income (loss) from continuing operations
      before the cumulative effect of an
      accounting change applicable to common
      stockholders....................................      $    0.02  $   (0.37) $   (0.81) $     1.15  $    0.76
    Gain (loss) from discontinued operations..........           0.01       0.01         --       (0.23)     (1.38)
    Cumulative effect of an accounting change.........             --         --         --       (0.71)        --
    Net income (loss) applicable to common
      stockholders ...................................           0.03      (0.36)     (0.81)       0.21      (0.62)

Weighted average number of common shares:
  Basic...............................................         10,754     10,364     10,052       8,476      7,749
  Diluted.............................................         11,074     10,364     10,052       8,847      7,977


                                                                        AS OF JUNE 30,
                                                    -------------------------------------------------------
                                                       2004       2003        2002       2001       2000
                                                    ---------  ----------  ---------  ---------  ----------
(IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and Marketable
  securities, current ...........................   $  38,100  $   30,851  $  27,322  $  11,449  $    9,051
Working capital..................................      69,916      62,831     63,265     41,610      24,129
Total assets.....................................     129,793     122,152    126,991    122,160     100,849
Total debt and capital leases....................         196         291        375        456      11,000
Redeemable convertible preferred stock...........          --      15,335     13,266     11,390       9,692
Total stockholders' equity.......................     101,608      80,514     81,505     60,480      47,109


_______

(1) Service and other revenue in each of fiscal 2004, 2003, 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001. Also included in service and other revenue in fiscal 2003 is a technology license fee of $3.0 million.

(2) Included in cost of sales in fiscal 2003 is $2.3 million of asset impairment charges and a $0.1 million charge for severance. In fiscal 2002, we recorded a $1.0 million charge for severance and $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. In fiscal 2001, cost of sales includes $0.1 million in severance-related charges.

(3) Included in selling, general and administrative expense in fiscal 2004 is the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2003, we recorded a $0.3 million charge related to the cost of closing our Beaverton, Oregon facility and a $2.4 million charge for severance, partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2002, we recorded $3.0 million in severance-related charges. In fiscal 2001, we recorded a charge for severance of $0.7 million, partially offset by the reversal of an unused 1999 restructuring reserve of $0.2 million. In fiscal 2000, we reversed $2.0 million of a restructuring reserve established in fiscal 1999.

(4) Research and development in each of fiscal 2003, 2002 and 2001 includes severance-related charges of $0.7 million, $0.2 million and $0.1 million, respectively, and in fiscal 2002, a $4.0 million technology access fee paid to IBM.

(5) Certain prior year amounts have been reclassified from cost of sales to selling, general and administrative expense to conform to the fiscal 2004 presentation. These reclassifications had no impact on previously reported net income (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-K and the documents incorporated by reference herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" and elsewhere in this Form 10-K and the documents incorporated by reference herein.

    We utilize fiscal years that end on the Saturday nearest to June 30. For clarity of presentation, we have described all fiscal years as if they end on June 30.

OVERVIEW

    We develop, manufacture, sell and license oscilloscopes and related test and measurement equipment. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in the development of high-performance systems, to validate electronic designs and to improve time to market. We currently offer four families of oscilloscopes which address different solutions to the markets we serve: WaveMaster, our highest performance product family; WavePro, which is targeted at the mid- to high- performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for the lower-end of the performance sector of the market. We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high energy physics research and, in 1985, we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

    We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, probes, accessories, and applications solutions, and to a lesser extent, our extended warranty contracts and repairs and calibrations we perform on our instruments after the expiration of their warranties. Revenue is recognized when products are shipped or services are rendered to customers net of allowances for anticipated returns. We defer revenue on shipments of our new WaveSurfer family of oscilloscopes until sold by the distributor to their customers ("sell-through method"). We sell our products into a broad range of end markets, including computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, or OEMs, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

    We deploy a direct sales model and employ a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers' representatives and distributors in areas where demand levels do not justify direct distribution by us. We segment the world into four areas - North America, Europe / Middle East, Japan and Asia / Pacific. In North America we sell our products direct in the United States. In Europe, we sell our products direct in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. We sell our products direct in Japan and in Asia / Pacific. We sell our products direct in South Korea, Singapore and in five regions in China. During the third quarter of fiscal 2004, we began shipping our new WaveSurfer family of lower bandwidth oscilloscopes. One component of our strategy for selling this new family of oscilloscopes is the use of a complementary network of distributors.

    Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe / Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In Asia / Pacific, we transact business in Korean won, Hong Kong dollars, Singapore dollars and U.S. dollars. For a discussion of our foreign currency exchange rate exposure, see Item 7A of this Part II entitled "Quantitative and Qualitative Disclosure About Market Risk" of this Form 10-K.

    We have historically experienced lower sales activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and general market activity during the summer months, particularly in Europe.

    Cost of sales represents manufacturing costs, which primarily comprise materials, labor and factory overhead. Gross margins represent revenues less cost of sales. Additional factors integral to gross margins earned are our products mix, as the average selling prices of our products range from $5,000 to $80,000, and the effect of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which are denominated in local currencies while manufacturing costs are U.S. dollar denominated.

    Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative, personnel, legal, accounting and other professional services.

    Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

RESTRUCTURING AND ASSET IMPAIRMENT

    In response to the economic downturn in 2002 and 2003, we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to better position our business for the long term. The resultant charges, net taken to accomplish these efforts, were:

                                                               YEAR ENDED
                                                             --------------
                                                                JUNE 30,
                                                             --------------
     (IN THOUSANDS)                                          2003       2002
                                                           --------   ---------
     Charges for:
       Impaired intangible assets.......................   $  2,280   $      --
       Severance and related costs......................        163       1,035
                                                           --------   ---------
       Cost of sales....................................   $  2,443   $   1,035
                                                           ========   =========

     Charges for:
       Severance and related costs......................   $    670   $     185
                                                           --------   ---------
       Research and  development........................   $    670   $     185
                                                           ========   =========

     Charges for:
       Severance and related costs......................   $  2,382   $   3,020
       Plant closure - lease termination costs..........        286          --
       Unused restructuring reserve.....................        (78)         --
                                                           --------   ---------
         Selling, general and administrative............   $  2,590   $   3,020
                                                           ========   =========

         Totals ........................................   $  5,703   $   4,240
                                                           ========   =========


    No similar charges were incurred in fiscal 2004. However, we credited $0.1 million of unused fiscal 2002 restructuring reserves to selling, general and administrative expense.

    In fiscal 2003, faced with continued difficulties in the marketplace, we implemented a new management operating system designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the implementation of the new management operating system, we made significant business decisions which resulted in a restructuring charge of $3.5 million. Included in this charge were the effects of closing down our Beaverton, Oregon facility and a worldwide workforce reduction of 65 employees.

    The annualized first year improvement to income from operations from reduced salary and related expenses was approximately $5.6 million. The annual savings achievable in rent expense due to the elimination of the Oregon facility is approximately $0.1 million. As of June 30, 2004, we have paid $3.0 million of the total $3.2 million in severance and other related expenses and $0.2 million of the total $0.3 million in plant closing costs.

    During fiscal 2003 and 2004, $2.2 million and $0.8 million, respectively, of severance was paid. Cash payments for severance and other related expenses in fiscal 2005, 2006 and 2007 will be $0.1 million, $44,000 and approximately $8,000, respectively. Severance and other related expenses will be substantially paid by the end of second quarter of fiscal 2006. According to the lease agreement on the Oregon facility which continues through the third quarter of fiscal 2006, we will pay $87,000 in fiscal 2005 and $53,000 in fiscal 2006.

    During fiscal 2003, we recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment. The impairment resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve further our operating efficiency. We estimated the fair value of the impaired asset based on the present value of forecasted future cash inflows using a discount rate commensurate with our weighted average cost of capital.

    In response to the continued weakness in the technology sector of the economy, in fiscal 2002, we recorded a $4.2 million charge for severance and other related expenses. The annualized first year improvement to income from operations from reduced salary and related expenses was estimated to be approximately $3.5 million on a pre-tax basis, which was substantially achieved. In connection with this restructuring, we reduced our workforce by 69 employees. Included in these amounts are costs associated with the succession of our Chief Executive Officer in the second quarter of fiscal 2002.

    Of the $4.2 million recorded, $0.2 million represented a non-cash expense for the amendment of employee stock options. The remaining $4.0 million was paid in cash in fiscal 2002, 2003 and 2004 in the amounts of $1.9 million, $1.8 million and $0.2 million, respectively. We credited $0.1 million of unused restructuring reserves to selling, general and administrative expense in the second quarter of fiscal 2004.

    These restructuring charges represent our best efforts to respond to the current demands in our industry. However, these and future cost reductions, or other benefits expected from the restructuring, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in
Note 1 to the consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period. The accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

    Revenue Recognition. We enter into agreements to sell products, services, and other arrangements that include combinations of products and services. Revenue from product sales, net of allowances for anticipated returns, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We defer revenue on shipments of our new WaveSurfer family of oscilloscopes until sold by the distributor to their customers ("sell-through method"). For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use relative fair values to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of the revenue recognition.

    Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was approximately $0.4 million at June 30, 2004 and 2003. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

    Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory on a quarterly basis and provide an allowance for the value of estimated excess and obsolete inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with our manufacturing department to maximize recovery of excess inventory. Based upon management's forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory's quantity and its forecasted usage are classified as excess. The allowance for excess and obsolete inventory was $2.5 million and $2.1 million at June 30, 2004 and 2003, respectively. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

    Deferred Tax Assets. We have recorded $12.2 million of net deferred tax assets as of June 30, 2004 for the future tax benefits of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are federal, state and foreign net operating loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $5.3 million as of June 30, 2004 to reserve for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our results of operations when made.

    Valuation of Long-Lived and Intangible Assets. We assess the recoverability of our long-lived assets and intangible assets with finite lives (including technology, manufacturing and distribution rights) whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. We recognized an intangible asset impairment of $2.3 million in fiscal 2003. We estimated the fair value of the impaired asset based on the present value of forecasted future cash inflows using a discount rate commensurate with our weighted average cost of capital.

    The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods or on a straight-line basis not to exceed three years. Management assesses the recoverability of these rights on the basis of actual and forecasted production units as well as the average selling price and standard costs of the related products after the amortization of the rights to determine profitability. If required, an impairment charge is recorded as described above.

    Goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We have one reporting unit for the purposes of SFAS No. 142.


    The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2004 after completion of our annual financial operating plan and determined that there was no impairment to our recorded goodwill balance of $1.9 million at June 30, 2004. We use a fair value-based test using our market capitalization to estimate our fair value. There were no impairment indicators during the fiscal year ended June 30, 2004.


    Warranty. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.2 million at June 30, 2004 and June 30, 2003. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.


    RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

                                                                YEAR ENDED JUNE 30,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
    Revenues:
      Oscilloscopes and related products.................     90.8%    88.1%    90.7%
      Service and other..................................      9.2     11.9      9.3
                                                             -----    -----    -----
         Total revenues..................................    100.0    100.0    100.0
    Cost of sales........................................     42.1     47.3     53.6
                                                             -----    -----    -----
         Gross margin....................................     57.9     52.7     46.4

    Operating expenses:
      Selling, general and administrative................     35.2     38.4     36.3
      Research and development...........................     12.6     16.9     19.7
                                                             -----    -----    -----
         Total operating expenses........................     47.8     55.3     56.0

    Operating income (loss)..............................     10.1     (2.6)    (9.6)

      Other (expense) income, net........................       --     (0.1)     0.1
                                                             -----    -----    -----
    Income (loss) from continuing operations before
      income taxes.......................................     10.1     (2.7)    (9.5)
    Provision for (benefit from) income taxes............      3.8     (1.0)    (3.9)
                                                             -----    -----    -----
    Income (loss) from continuing operations ............      6.3     (1.7)    (5.6)
      Gain from discontinued operations, net of tax......      0.1      0.1       --
                                                             -----    -----    -----
    Net income (loss)....................................      6.4     (1.6)    (5.6)
    Charges related to convertible preferred stock.......      6.1      1.9      1.7
                                                             -----    -----    -----
    Net income (loss) applicable to common stockholders..      0.3%    (3.5)%   (7.3)%
                                                             =====    =====    =====

COMPARISON OF FISCAL YEARS 2004 AND 2003

    Total revenues were $124.9 million in fiscal 2004 compared to $107.9 million in fiscal 2003, an increase of 15.8%, or $17.1 million. Revenues from oscilloscopes and related products increased 19.4%, or $18.4 million, in fiscal 2004. This increase in revenues was primarily due to a 23% increase in total oscilloscope units shipped due to increased customer demand and to higher average selling prices, the combined effect of which contributed $16.7 million to the increase, and a $3.1 million increase in probes and accessories. This increase in revenues was partially offset by a $2.6 million decrease in sales of discontinued product lines, distributed products and components.

     Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue increased by 24.2%, or $1.8 million, from $7.3 million in fiscal 2003 compared to $9.1 million in fiscal 2004. We did not recognize any software license revenue during fiscal 2004 compared to fiscal 2003 when we recognized a $3.0 million license of our proprietary MAUI Instrument Operating System technology. Service and other revenue in each of fiscal 2004 and 2003 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    The effect of foreign currency contributed approximately $4.5 million to the increase in total revenues during fiscal 2004 as compared to fiscal 2003. Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows:

                                   YEAR ENDED JUNE 30,                                    YEAR ENDED JUNE 30,
                                   -------------------                                    -------------------
    (IN THOUSANDS)                   2004        2003                                      2004         2003
                                   --------   --------                                    ------       ------
    North America...............   $ 38,276   $ 32,394     North America............       30.6%        30.0%
    Europe / Middle East........     37,716     31,171     Europe / Middle East.....       30.2         28.9
    Japan.......................     19,574     17,038     Japan....................       15.7         15.8
    Asia / Pacific..............     29,374     27,256     Asia / Pacific...........       23.5         25.3
                                   --------   --------                                    -----        -----
      Total revenues............   $124,940   $107,859       Total revenues.........      100.0%       100.0%
                                   ========   ========                                    =====        =====

    Gross margin was 57.9% in fiscal 2004 compared to 52.7% in fiscal 2003. Included in cost of sales in fiscal 2003 is a $2.1 million charge for the impairment of technology, manufacturing and distribution rights, a $0.2 million charge for a future royalty payment and a $0.1 million charge for severance expense. The impairment and royalty cost resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve operating efficiency. Additionally, included in gross margin in fiscal 2003 was the positive effect of the $3.0 million in license revenues included in service and other revenues on the Consolidated Statement of Operations. The increase in gross margin in fiscal 2004 was primarily due to higher margins and higher average selling prices on our high-performance WaveMaster and mid-performance WaveRunner oscilloscopes, lower manufacturing costs resulting from continued improvements in operational efficiency, positive impact of foreign currency fluctuations on revenues while cost of sales are predominately in U.S. dollars, restructuring savings of $0.4 million and the ongoing benefit of our shift to a direct sales model in China and Singapore.

    Selling, general and administrative expense increased by 6.2%, or $2.6 million, from $41.4 million in fiscal 2003 to $44.0 million in fiscal 2004. Selling, general and administrative expense in fiscal 2003 includes $2.4 million of severance charges and $0.3 million of plant closing costs partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. This increase was primarily due to increased variable selling costs related to higher revenues and the impact of foreign currencies, certain legal and compliance expenses and expenses related to performance bonuses that were suspended in the first three quarters of fiscal 2003 due to the weakness in the technology sector of the economy and in LeCroy sales. Selling costs increased by $3.8 million and general and administrative costs increased by $1.4 million, net of restructuring savings of approximately $3.5 million, partially offset by the decrease in net restructuring charges of $2.6 million in fiscal 2004 compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expense was 35.2% in fiscal 2004, compared with 38.4% in fiscal 2003. This decrease as a percentage of total revenues was primarily due to our ability to leverage selling infrastructure over the increased revenues in fiscal 2004. In fiscal 2005, we expect selling, general and administrative expense will increase when compared to fiscal 2004 due to increased variable selling costs on higher forecasted revenues, the non-cash compensation expense associated with restricted stock grants under our new long-term incentive program and our intention to continue to defend ourselves vigorously in lawsuits filed against us.

    Research and development expense decreased by 13.5%, or $2.5 million, from $18.2 million in fiscal 2003 to $15.8 million in fiscal 2004. The decrease was primarily due to cost savings realized from the consolidation of our probe development activities into our Chestnut Ridge, New York facility at the end of the fourth quarter of fiscal 2003, the full benefit of cost reduction initiatives taken in fiscal 2003 of approximately $1.7 million, a $0.7 million charge for severance in fiscal 2003 and the timing of certain project specific engineering expenses. As a percentage of total revenues, research and development expense decreased from 16.9% in fiscal 2003 to 12.6% in fiscal 2004, which reflects our ability to leverage expenses over the higher sales base in fiscal 2004 which is consistent with our long-term operating model of spending 13% of sales on product development. In fiscal 2005, we intend to continue to invest a substantial percentage of our revenues in our research and development efforts. We have development efforts underway and expect to introduce new products over the next year to address customer needs for solutions in market sectors such as ultra-wide band and lower bandwidth oscilloscopes. We believe that our advanced hardware and software technologies incorporated into our core products can be adapted to address additional sectors of the large and diverse test and measurement market where we have not historically focused.

    Other (expense) income, net, which consists primarily of net interest income and foreign exchange gains or losses, was an expense of ($11,000) and ($84,000) in fiscal 2004 and fiscal 2003, respectively. Included in other (expense) income, net in fiscal 2004, was $0.4 million in transaction costs related to the repurchase of our redeemable convertible preferred stock and higher interest expense due to borrowings under our revolving line of credit, partially offset by foreign exchange gains of $0.3 million on transactions denominated in other than the functional currency of us or our subsidiaries. In fiscal 2003, foreign exchange losses of $0.4 million were partially offset by net interest income of $0.2 million.

    In fiscal 2004, we recorded a tax provision of $4.7 million, compared to a tax benefit of $1.1 million in fiscal 2003. The Company's effective tax rate was 37.0% in fiscal 2004 and fiscal 2003.

    In fiscal 2004 and 2003, we recorded $0.1 million gains on sales of discontinued operations in the Consolidated Statements of Operations, net of income tax provisions, for the reversal of unused accrued discontinued operations reserves. In addition, the gain on sale of discontinued operations in fiscal 2003 includes the sale of the residual assets and business of Digitech Industries, Inc. ("Digitech").

    On September 27, 2003, we redeemed all 500,000 issued and outstanding shares of our redeemable convertible preferred stock from the holders ("Holders") for $23.0 million in cash (the "Redemption"). In accordance with the Securities and Exchange Commission's position published in an Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net income applicable to common stockholders in fiscal 2004.

    LeCroy and the Holders agreed that the Redemption would be transacted as of the beginning of the first quarter of fiscal 2004. As a result, we accounted for the Redemption as though no dividends had accrued in fiscal 2004 and that the unaccreted value attributed to the warrants at the point of issue was accelerated and combined with the redemption premium to reflect the total charge related to the Redemption in the Consolidated Statement of Operations.

    In fiscal 2003, charges related to our redeemable convertible preferred stock, comprising the dividend on the preferred stock and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the preferred stock, were $2.1 million.

COMPARISON OF FISCAL YEARS 2003 AND 2002

    Total revenues were $107.9 million in fiscal 2003 compared to $111.5 million in fiscal 2002, a decrease of 3.2%, or $3.6 million. The decrease in revenue was due to a 5.8% decrease in total oscilloscope units shipped in fiscal 2003. The positive impact of foreign currency offset approximately $5.0 million of the decrease in total revenues during fiscal 2003 as compared to fiscal 2002.

    Revenues from oscilloscopes and related products decreased 6.0%, or $6.1 million, in fiscal 2003. Lower sales of approximately $16.0 million from discontinued and older product lines, OEM/distributed products and components were partially offset by increased sales of approximately $10.9 million for our application-specific Serial Data Analyzer and Disk Drive Analyzer versions of our high-end WaveMaster product line of oscilloscopes and increased sales of probes and accessory products.

    Revenues from service and other revenue increased 23.8%, or $2.5 million, in fiscal 2003 primarily due to a $3.0 million agreement to license our MAUI Instrument Operating System technology and a $0.8 million increase in service revenue. Revenues from high-energy physics products included in service and other revenue declined by $1.4 million, or 100%, in fiscal 2003 as a result of our decision in December 2001 to discontinue this product line. Service and other revenue in each of fiscal 2003 and 2002 includes the recognition of $1.3 million of revenue that was deferred with the adoption of SAB 101 as of the beginning of fiscal 2001.

    Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows:

                                    YEAR ENDED JUNE 30,                                   YEAR ENDED JUNE 30,
                                    ------------------                                    -------------------
    (IN THOUSANDS)                   2003        2002                                      2003         2002
                                    ------      ------                                    ------       ------
    North America..............    $ 32,394    $ 33,052     North America..............    30.0%        29.6%
    Europe / Middle East.......      31,171      33,056     Europe / Middle East.......    28.9         29.7
    Japan......................      17,038      22,050     Japan......................    15.8         19.8
    Asia / Pacific.............      27,256      23,298     Asia / Pacific.............    25.3         20.9
                                   --------    --------                                   -----        -----
      Total revenues...........    $107,859    $111,456       Total revenues...........   100.0%       100.0%
                                   ========    ========                                   =====        =====

    Gross margin was 52.7% in fiscal 2003 compared to 46.4% in fiscal 2002. Included in cost of sales in fiscal 2003 is a $2.1 million charge for the impairment of technology, manufacturing and distribution rights, a $0.2 million charge for a future royalty payment and a $0.1 million charge for severance expense. The impairment and royalty cost resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve operating efficiency. Included in cost of sales in fiscal 2002 is a $1.0 million charge for severance and a charge of $3.6 million to increase our allowance for excess and obsolete inventory. This inventory charge relates to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. The increase in gross margin in fiscal 2003 resulted from the $3.0 million technology license included in service and other revenue, favorable margins on our high-end WaveMaster product line of oscilloscopes, more favorable product margins on the existing base of products due to higher average selling prices of our high-end products, increased operational efficiency, positive impact of foreign currency fluctuations on revenues while cost of sales are predominately in U.S. dollars and improved cost structure.

    Selling, general and administrative expense increased by 2.3%, or $0.9 million, from $40.5 million in fiscal 2002 to $41.4 million in fiscal 2003. Selling, general and administrative expense in fiscal 2003 includes $2.4 million of severance charges and $0.3 million of plant closing costs partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. Selling, general and administrative expense in fiscal 2002 includes $3.0 million of severance charges. This increase in selling, general and administrative expense is attributable to increased fixed selling costs of approximately $2.0 million as a result of the conversion, in the fourth quarter of fiscal 2002, of the U.S. sales force from partial coverage by manufacturers' representatives to full coverage by our direct sales force, the impact of foreign currencies, establishing a direct presence in Singapore and the opening of two new offices in China. This increase was partially offset by lower general and administrative expenses of approximately $0.6 million due to improvements in our cost structure and a $0.4 million incremental decrease in restructuring charges in fiscal 2003. As a percentage of total revenues, selling, general and administrative expense was 38.4% in fiscal 2003, compared with 36.3% in fiscal 2002. This increase as a percentage of total revenues was primarily due to our inability to leverage higher costs of fixed infrastructure over the lower sales base.

    Research and development expense decreased by 17.2%, or $3.8 million, from $22.0 million in fiscal 2002 to $18.2 million in fiscal 2003. Included in research and development in fiscal 2003 and 2002 are severance charges of $0.7 million and $0.2 million, respectively, and in fiscal 2002 a $4.0 million technology access fee to IBM. We are using the access to this next-generation silicon germanium technology acquired from IBM to develop components that are expected to deliver higher density, greater speed and reduced power consumption than those currently available. Such components will be used in future high-speed oscilloscopes. As a percentage of sales, research and development expense decreased from 19.7% in fiscal 2002 to 16.9% in fiscal 2003. This decrease as a percentage of total revenues was primarily due to the technology access fee purchased in fiscal 2002, partially offset by increased severance charges. Despite the effects of the difficult economy, we maintained our commitment to product development in fiscal 2003 as evidenced by the successful execution of our product strategy of leveraging our high-end silicon germanium acquisition technology and our MAUI operating system, which had been deployed in our WaveMaster product line, into our WavePro product line as well.

    Other (expense) income, net, which consists primarily of net interest income and foreign exchange gains or losses, was an expense of ($0.1) million in fiscal 2003, compared to income of $0.2 million in fiscal 2002. The decrease in income in fiscal 2003 was primarily due to a $0.3 million increase in foreign exchange losses on transactions denominated in other than the functional currency of us or our subsidiaries and lower net interest income earned on our cash balances due to lower interest rates. Other (expense) income, net in fiscal 2002, is partially offset by a $0.1 million loss from the sale of marketable securities.

    In fiscal 2003, we recorded a tax benefit of $1.1 million, or an effective tax rate of (37.0%), compared to a tax benefit of $4.3 million, or an effective tax rate of (40.8%), in fiscal 2002. The effective tax rate in fiscal 2002 was based on an estimated annual effective tax rate of approximately 37.0%, increased by the release of a $0.4 million tax reserve related to a favorable audit settlement in the first quarter of fiscal 2002.

    In fiscal 2003, we recorded a $0.1 million gain on sale of discontinued operations in the Consolidated Statements of Operations, net of an income tax provision, for the reversal of unused accrued discontinued operations reserves and the sale of the residual assets and business of Digitech.

    Charges related to our redeemable convertible preferred stock, comprising the preferred stock dividend and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the preferred stock, were $2.1 million and $1.9 million in fiscal 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and marketable securities at June 30, 2004 improved to $38.1 million compared to $30.9 million at June 30, 2003.

    Net cash provided by operating activities increased by $13.6 million, from $6.7 million in fiscal 2003 to $20.3 million in fiscal 2004. This increase was primarily due to the $9.7 million improvement in net income, the $4.6 million incremental increase in the utilization of deferred tax assets, the tax benefit of $1.2 million from the exercise of stock options and reduced cash payments for accounts payable, accrued expenses and other liabilities in fiscal 2004, partially offset by the $7.3 million incremental increase in accounts receivable. The increase in accounts receivable was primarily due to a $5.2 million increase in shipments in the fourth quarter of fiscal 2004 as compared to the same period in the prior year and increased shipments to Asia where collection terms run longer.

    Net cash (used in) investing activities was ($16.6) million in fiscal 2004 compared to ($3.9) million in fiscal 2003. This increase was primarily due to the purchase of $9.6 million of marketable securities, an incremental increase of $3.2 million in capital expenditures and a $0.5 million net increase of acquisition of technology licenses, partially offset by the net proceeds of $0.6 million from the sale of property during fiscal 2004. The increase in capital expenditures in fiscal 2004 was primarily due to $2.2 million of capital improvements to our principal office and manufacturing facility and increased capital spending on furniture, machinery and equipment.

    Net cash (used in) provided by financing activities was ($6.2) million in fiscal 2004 compared to $0.5 million in fiscal 2003. The decrease in cash provided by financing activities in fiscal 2004 versus 2003 was primarily due to the repurchase of our preferred stock for $23.0 million partially offset by net proceeds of $12.0 million from our follow-on offering of our common stock and an increase of $4.8 million in proceeds from employee stock purchases and stock option exercises.

    On April 14, 2004, we closed an underwritten public follow-on offering of 500,000 shares of our common stock at $19.00 per share (less the underwriting discount) raising aggregate net proceeds of approximately $8.0 million, net of $1.1 million in offering costs and expenses. We granted the underwriters an option to purchase up to an additional 225,000 shares of common stock included in the offering to cover over-allotments, if any, within 30 days of the closing. On April 27, 2004, pursuant to the exercise of this over-allotment option, we sold an additional 225,000 shares at $19.00 per share (less the underwriting discount), raising additional net proceeds of $4.1 million, net of expenses.

    On April 23, 2004, we used proceeds from this offering to repay $4.0 million of indebtedness outstanding under our revolving credit facility, and we intend to use the remaining net proceeds for general corporate and working capital purposes. We may also use a portion of the net proceeds of this offering to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. Pending application of any of the proceeds to any specific uses, we have invested the net proceeds of this offering in short-term, interest-bearing investment grade marketable securities.

    On November 13, 2003, we amended our existing $15.0 million revolving credit facility with The Bank of New York. The amended agreement provides us with a $25.0 million revolving credit facility expiring on November 30, 2006, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at an annual rate of prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (LIBOR) plus a margin of between 1.25% and 2.25%, depending on our leverage ratio, as such term is defined in the credit agreement. A commitment fee of 0.375% per annum is payable on any unused amount under the facility. This revolving credit facility is secured by a lien on substantially all of our domestic assets. As of June 30, 2004, we are in compliance with our financial covenant requirements and there were no borrowings outstanding under this line of credit.

    We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of June 30, 2004, we had $0.2 million outstanding under this line of credit, $0.1 million of which was current and the remaining $0.1 million of which was included in deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. This line of credit expires November 2005 and outstanding borrowings bear interest at an annual rate of 12.2%.

    In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.4 million as of June 30, 2004). No amounts were outstanding under these facilities as of June 30, 2004.

    We believe that our cash on hand, cash flow generated by our continuing operations and availability under our revolving credit lines will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements and a technology license agreement as set forth in the table below:

                                                            PAYMENTS DUE BY PERIOD AS OF JUNE 30, 2004
                                                     ---------------------------------------------------------
                                                                LESS THAN                          MORE THAN 5
                                                       TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS      YEARS
                                                     ---------  ---------   ---------  ---------   -----------
   (IN THOUSANDS)
   Capital lease obligations...................      $    196   $    107    $     89   $     --    $      --
   Employee severance agreements...............           200        148          44          8           --
   Operating lease obligations.................         4,627      1,688       2,134        645          160
   Other contractual commitments to purchase
     technology................................           250        250          --         --           --
                                                     --------   --------    --------   --------    ---------
   Total.......................................      $  5,273   $  2,193    $  2,267   $    653    $     160
                                                     ========   ========    ========   ========    =========

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, conforms SFAS No. 133 to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The adoption of this statement did not have an impact on our consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying certain financial instruments that represent obligations, yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatory redeemable securities, certain option contracts and obligations to be settled in shares. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have an impact on our consolidated financial statements.

    In March 2004, the FASB issued the exposure draft "Share-Based Payment." The proposed statement would require all equity-based awards to employees to be recognized in the Consolidated Statement of Operations based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. We believe the adoption of this proposed statement will have a material effect on our consolidated financial statements.

SUBSEQUENT EVENT

    On September 1, 2004, we entered into an agreement to acquire 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") for $6.00 per share. Under the terms of the agreement, we also will pay additional cash to the holders of CATC's outstanding, vested in-the-money stock options. In addition, we will issue stock options to assume CATC's outstanding unvested stock options. As a result, we expect the total purchase price of the transaction to be approximately $85 million, excluding CATC's $45 million of cash and investments.

    We intend to fund the cash requirement of approximately $81 million, through a combination of our existing cash and $50 million of term debt, which is part of a $75 million credit facility to be underwritten by the Bank of New York. The transaction is subject to approval by the stockholders of CATC, as well as regulatory approvals and the satisfaction of other customary closing conditions. Subject to these conditions, the transaction is expected to close in our second fiscal quarter ending December 31, 2004.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "will," "plan," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-K, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Form 10-K when evaluating the Company and its business. If any of the following risks actually occur, our business, financial condition, liquidity, or results of operations could suffer. In that case, the trading price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

    OUR OPERATING RESULTS ARE EXPECTED TO CONTINUE TO FLUCTUATE AND MAY NOT MEET OUR FINANCIAL GUIDANCE OR PUBLISHED ANALYST FORECASTS, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE SIGNIFICANTLY.

     Our past operating results, including our gross margins, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate. The primary factors that affect us include the following:

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

     o    changes in our selling prices; and

     o    changes in foreign currency exchange risks.

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

     o sales of common stock into the public market, including those by directors and members of management;

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

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of June 30, 2004, we had recorded $12.2 million of net deferred tax assets related to the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. As of June 30, 2004, we had recorded a valuation allowance of $5.3 million to reserve for those tax assets we believe are not likely to be realized in future periods. An additional valuation allowance would be recorded if it were more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we might record a tax expense in our condensed consolidated statement of operations, which would have an adverse impact on our operating results.

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

    WE FACE NUMEROUS RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS, WHICH COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS SINCE APPROXIMATELY TWO-THIRDS OF OUR REVENUES ARE DERIVED FROM INTERNATIONAL SALES.

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

     o    stronger U.S. dollar makes our product more expensive;

     o changes in the political or economic condition of a specific country or region, particularly in emerging markets; and

     o    potentially adverse tax consequences.

     Such factors could cause our future international sales to decline.

     Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees are found to have violated these requirements, we could be subject to significant fines and other penalties.

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

     We may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have recently conducted military exercises in or near the others' territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargoes, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying shipment of our products to or through these areas and/or reducing our sales in these areas.

    WE DEPEND ON SINGLE-SOURCE SUPPLIERS FOR SOME OF OUR PRODUCTS, AND THE LOSS OF THESE SUPPLIERS COULD HARM OUR BUSINESS BY INTERRUPTING OR TERMINATING OUR MANUFACTURE OF THOSE PRODUCTS.

     We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by IBM. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

     We experienced reduced demand for our products beginning in the fourth quarter of fiscal 2001 through the fourth quarter of fiscal 2003. In an effort to decrease expenses in response to this reduced demand, beginning at the end of fiscal 2001 and continuing through fiscal 2003, we consolidated certain operations, reduced the size of our workforce and increased operating efficiencies.

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

      We are engaged in intellectual property litigation, including with Tektronix. On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, on any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, we filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing on three of our patents.

      From time to time, in the ordinary course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing such claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

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

    POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. As a result of transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

     o    our ratio of debt to equity;

     o    our financial condition;

     o    our business prospects; and

     o    changes in interest rates.

     In addition, certain covenants relating to our revolving credit facility impose certain limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

    WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS.

     Our operations are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits.

     Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us and entirely reserved for after the sale of the Vigilant Networks segment and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse effect on our results of operations.

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

    IF WE ARE REQUIRED TO EXPENSE THE FAIR VALUE OF STOCK OPTIONS GRANTED UNDER OUR EMPLOYEE STOCK PLANS, OUR NET INCOME AND EARNINGS PER SHARE WOULD BE SIGNIFICANTLY REDUCED.

     There has been an increasing public debate about the proper accounting treatment for employee stock options. In March 2004, the FASB issued an exposure draft entitled "Share-based Payment an amendment of FASB Statements No. 123 and No. 95," requiring companies to expense the fair value of all employee equity-based awards granted, modified or settled. The tentative requirements would be effective for us in our 2006 fiscal year commencing July 2005 and would require any options issued or vesting on or after that date to be recognized as compensation expense in accordance with the future statement. Currently, we record compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," only in connection with option grants that have an exercise price below fair value. It is possible that future laws, regulations and accounting pronouncements will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, which would have an adverse effect on our results of operations.

    WE HAVE A REVOLVING CREDIT FACILITY THAT CONTAINS FINANCIAL COVENANTS, AND THE FAILURE TO COMPLY WITH THESE COVENANTS COULD HARM OUR FINANCIAL CONDITION BECAUSE OUR CREDIT FACILITY MAY BE UNAVAILABLE TO US.

     We have a $25.0 million revolving credit facility with The Bank of New York. We are subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, minimum total tangible net worth and liquidity ratio requirements. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our existing credit facility with The Bank of New York will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash or comply with the financial covenants under our credit facility may adversely affect our business, results of operations, liquidity and financial condition.

    ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS AND OUTSTANDING WARRANTS WILL DILUTE CURRENT STOCKHOLDERS.

     Pursuant to our stock plans, our management is authorized to grant restricted stock awards or stock options to our employees, directors and consultants. In addition, we also have warrants outstanding to purchase shares of our common stock. Our stockholders will incur dilution upon exercise of any outstanding stock options or warrants. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

RISKS RELATED TO OUR INDUSTRY

    WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND THIS COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

     The oscilloscope market is highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix and Agilent. Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope market.

     We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer and chief operating officer, are former employees of Tektronix. In 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. We are currently engaged in intellectual property litigation with Tektronix in which both sides have claimed that the other is infringing its patents. This litigation is described in more detail under Item 3, "Legal Proceedings," of Part I of this Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, the Euro, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, Singapore dollar and Hong Kong dollar.

    We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities."

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

    During fiscal 2004, 2003 and 2002, foreign currency exchange gains (losses) on assets or liabilities denominated in other than their functional currencies, net of gains (losses) on related foreign exchange contracts, were $0.3 million, ($0.4) million and ($0.1) million, respectively. These net gains (losses) are included in other income (expense), net in the Consolidated Statements of Operations and include gross gains of $0.5 million, $0.1 million and $0.2 million in fiscal 2004, 2003 and 2002, respectively. At June 30, 2004 and June 30, 2003, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $8.2 million and $6.7 million, respectively.

    We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of June 30, 2004, the analysis indicated that these hypothetical market movements would have an immaterial effect on our consolidated financial position, results of operations or cash flows.

    We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents and marketable securities. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                                               LeCROY CORPORATION

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms...................................................    39

Consolidated Balance Sheets as of June 30, 2004 and 2003....................................................    41

Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002......................    42

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002............    43

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002......................    44

Notes to Consolidated Financial Statements..................................................................    45

Financial Statement Schedule -- Valuation and Qualifying Accounts............................................   65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
LeCroy Corporation:

    We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the 2004 and 2003 consolidated financial statements, we also audited the 2004 and 2003 consolidated financial statement schedule as listed in the index to the consolidated financial statements. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related 2004 and 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ KPMG LLP


Short Hills, New Jersey
August 3, 2004, except as to note 23,
which is as of September 1, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
LeCroy Corporation

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of LeCroy Corporation and subsidiaries for the year ended June 30, 2002. Our audit also included the financial statement schedule as listed in the index to the consolidated financial statements at Item
8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LeCroy Corporation and subsidiaries for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the year ended June 30, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/  Ernst & Young LLP


MetroPark, New Jersey
July 31, 2002

                               LeCROY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA)

                                                                                                    JUNE 30,
                                                                                           -------------------------
                                                                                               2004          2003
                                                                                           -----------   -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................     $    28,566   $    30,851
  Marketable securities...............................................................           9,534            --
  Accounts receivable, net of reserves of $436 and $394 at
    June 30, 2004 and June 30, 2003, respectively.....................................          24,675        20,523
  Inventories, net....................................................................          21,978        24,720
  Other current assets................................................................          11,921        10,012
                                                                                           -----------   -----------
          Total current assets........................................................          96,674        86,106

Property and equipment, net...........................................................          19,778        20,021
Other assets..........................................................................          13,341        16,025
                                                                                           -----------   -----------
          Total assets................................................................     $   129,793   $   122,152
                                                                                           ===========   ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease....................................................     $       107   $        95
  Accounts payable....................................................................          12,097        10,937
  Accrued expenses and other liabilities..............................................          14,554        12,243
                                                                                           -----------   -----------
          Total current liabilities...................................................          26,758        23,275

Deferred revenue and other non-current liabilities....................................           1,427         3,028
                                                                                           -----------   -----------
          Total liabilities...........................................................          28,185        26,303

Commitments and contingencies

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock; 0 and 500,000 shares issued and outstanding designated as redeemable convertible preferred stock; liquidation value, $0
  and $15,735 at June 30, 2004 and June 30, 2003, respectively).......................              --        15,335
                                                                                           -----------   -----------

Stockholders' equity:
  Common stock, $.01 par value (authorized 45,000,000 shares; 11,973,830 and
    10,412,562 shares issued and outstanding at June 30, 2004 and 2003, respectively).             120           104
  Additional paid-in capital..........................................................          98,421        79,864
  Warrants to purchase common stock...................................................           2,165         2,165
  Accumulated other comprehensive income (loss).......................................             434        (1,598)
  Deferred stock compensation.........................................................          (6,509)           --
  Retained earnings (accumulated deficit).............................................           6,977           (21)
                                                                                           -----------   -----------
          Total stockholders' equity..................................................         101,608        80,514
                                                                                           -----------   -----------
          Total liabilities and stockholders' equity..................................     $   129,793   $   122,152
                                                                                           ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LeCROY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED JUNE 30,
                                                                            ----------------------------------------
                                                                                2004          2003           2002
                                                                            -----------   -----------    -----------
Revenues:
  Oscilloscopes and related products..................................      $   113,422   $    95,008    $   101,077
  Service and other...................................................           11,518        12,851         10,379
                                                                            -----------   -----------    -----------
     Total revenues...................................................          124,940       107,859        111,456

Cost of sales.........................................................           52,594        50,989         59,717
                                                                            -----------   -----------    -----------
     Gross profit.....................................................           72,346        56,870         51,739
                                                                            -----------   -----------    -----------
Operating expenses:
  Selling, general and administrative.................................           43,997        41,422         40,477
  Research and development............................................           15,760        18,226         22,006
                                                                            -----------   -----------    -----------
     Total operating expenses.........................................           59,757        59,648         62,483
                                                                            -----------   -----------    -----------

Operating income (loss)...............................................           12,589        (2,778)       (10,744)

  Other (expense) income, net.........................................              (11)          (84)           188
                                                                            -----------   -----------    -----------
Income (loss) from continuing operations before income taxes..........           12,578        (2,862)       (10,556)
 (Provision for) benefit from income taxes............................           (4,653)        1,059          4,307
                                                                            -----------   -----------    -----------
Income (loss) from continuing operations..............................            7,925        (1,803)        (6,249)

Discontinued operations:
  Gain on sale, net of provision for income taxes of
    $70 and $75 in 2004 and 2003, respectively........................              119           129              --
                                                                            -----------   -----------    -----------
Net income (loss).....................................................            8,044        (1,674)        (6,249)

Charges related to convertible preferred stock........................               --         2,069          1,876
Redemption of convertible preferred stock.............................            7,665            --             --
                                                                            -----------   -----------    -----------
Net income (loss) applicable to common stockholders...................      $       379   $    (3,743)   $    (8,125)
                                                                            ===========   ===========    ===========
Income (loss) per common share - basic:
  Income (loss) from continuing operations applicable to
    common stockholders...............................................      $      0.02   $     (0.37)   $     (0.81)
  Gain from discontinued operations...................................             0.01          0.01             --
  Net income (loss) applicable to common stockholders.................             0.04         (0.36)         (0.81)

Income (loss) per common share - diluted:
  Income (loss) from continuing operations applicable to
    common stockholders...............................................      $      0.02   $     (0.37)   $     (0.81)
  Gain from discontinued operations...................................             0.01          0.01             --
  Net income (loss) applicable to common stockholders.................             0.03         (0.36)         (0.81)

Weighted average number of common shares:
  Basic...............................................................           10,754        10,364         10,052
  Diluted.............................................................           11,074        10,364         10,052



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LeCROY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                                                     OTHER                      RETAINED
                                           COMMON STOCK     COMMON   ADDITIONAL  COMPREHENSIVE    DEFERRED      EARNINGS
                                        ----------------     STOCK     PAID-IN      INCOME         STOCK      (ACCUMULATED
                                        SHARES    AMOUNT   WARRANTS    CAPITAL      (LOSS)      COMPENSATION    DEFICIT)     TOTAL
                                        ------    ------   --------  ----------  -------------  ------------  ------------  -------
Balance at June 30, 2001.............    8,734    $   87   $  1,848   $ 56,315    $ (7,548)      $     --     $  9,778     $ 60,480
                                                                                                                           --------
Comprehensive loss:
  Net loss...........................       --        --         --         --          --             --       (6,249)      (6,249)
  Foreign currency translation.......       --        --         --         --       4,213             --           --        4,213
  Reversal of cumulative unrealized
    gain on sale of marketable
    securities.......................       --        --         --         --        (360)            --           --         (360)
                                                                                                                           --------
Total comprehensive loss.............                                                                                        (2,396)
                                                                                                                           --------
Exercise of stock options and
  employee stock purchases...........      160         2         --      2,031          --             --           --        2,033
Tax benefit from exercise of stock
  options............................       --        --         --         82          --             --           --           82
Charges related to convertible
  preferred stock....................       --        --         --         --          --             --       (1,876)      (1,876)
Issuance of shares in private
  placement..........................    1,429        14         --     24,986          --             --           --       25,000
Issuance of common stock warrants           --        --        317       (317)         --             --           --           --
Securities offering costs............       --        --         --     (1,818)         --             --           --       (1,818)
                                        ------    ------   --------   --------    --------       --------      -------     --------
Balance at June 30, 2002.............   10,323       103      2,165     81,279      (3,695)            --        1,653       81,505
                                                                                                                           --------
Comprehensive loss:
  Net loss...........................       --        --         --         --          --             --       (1,674)      (1,674)
  Foreign currency translation.......       --        --         --         --       2,097             --           --        2,097
                                                                                                                           --------
Total comprehensive income...........                                                                                           423
                                                                                                                           --------

Exercise of stock options and
  employee stock purchases...........       90         1         --        618          --             --           --          619
Amortization of employee stock
  compensation.......................       --        --         --         36          --             --           --           36
Charges related to convertible
  preferred stock....................       --        --         --     (2,069)         --             --           --       (2,069)
                                        ------    ------   --------   --------    --------       --------      -------     --------
Balance at June 30, 2003.............   10,413       104      2,165     79,864      (1,598)            --          (21)      80,514
                                                                                                                           --------

Comprehensive income:
  Net income.........................       --        --         --         --          --             --        8,044        8,044
  Foreign currency translation.......       --        --         --         --       2,052             --           --        2,052
  Unrealized loss on marketable
    securities, net .................       --        --         --         --         (20)            --           --          (20)
                                                                                                                           --------
Total comprehensive income...........                                                                                        10,076
                                                                                                                           --------

Public sale of common stock, net           725         7         --     11,997          --             --           --       12,004
Exercise of stock options and
  employee stock purchases...........      471         5         --      5,374          --             --           --        5,379
Issuance of restricted stock to
  employees..........................      365         4         --      6,570          --         (6,574)          --           --
Amortization of employee stock
  compensation.......................       --        --         --         23          --             65           --           88
Tax benefit from exercise of stock
  options............................       --        --         --      1,212          --             --           --        1,212
Redemption of convertible preferred
  stock..............................       --        --         --     (6,619)         --             --       (1,046)      (7,665)
                                        ------    ------   --------   --------    --------       --------      -------     --------
Balance at June 30, 2004.............   11,974    $  120   $  2,165   $ 98,421    $    434       $ (6,509)    $  6,977     $101,608
                                        ======    ======   ========   ========    ========       ========     ========     ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LeCROY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED JUNE 30,
                                                                            ------------------------------------
                                                                                2004         2003         2002
                                                                            ----------   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................   $    8,044   $   (1,674)  $   (6,249)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................................        6,482        6,752        6,215
     Deferred income taxes...............................................        2,963       (1,674)      (4,466)
     Impairment of intangible assets.....................................           --        2,030           --
     Recognition of deferred revenue.....................................       (1,296)      (1,296)      (1,296)
     Loss on disposals of property and equipment, net....................          124           52           --
     Inventory and severance charges.....................................           --           --        3,772
     Loss on sale of marketable securities...............................           --           --          122
     Tax benefit from exercise of stock options..........................        1,212           --           82
     Gain on sale of discontinued operations.............................         (189)        (204)          --
     Gross profit on non-cash transactions...............................         (132)          --           --
  Change in operating asset and liabilities:
     Accounts receivable.................................................       (3,265)       4,082        2,573
     Inventories.........................................................        3,421        3,582          630
     Other current and non-current assets................................         (649)         490        1,117
     Accounts payable, accrued expenses and other liabilities............        3,535       (5,457)      (9,363)
                                                                            ----------   ----------   ----------
Net cash provided by (used in) operating activities......................       20,250        6,683       (6,863)
                                                                            ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................................       (5,845)      (2,633)      (4,095)
  Purchase of marketable securities......................................       (9,566)          --           --
  Purchase of intangible assets..........................................       (1,800)      (1,260)          --
  Proceeds from the sale of marketable securities........................           --           --        1,849
  Proceeds from the sale of property.....................................          584           --           --
                                                                            ----------   ----------   ----------
Net cash used in investing activities....................................      (16,627)      (3,893)      (2,246)
                                                                            ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit........................................       10,000           --           --
  Repayment of borrowings under line of credit and capital leases........      (10,096)         (85)         (81)
  Proceeds from issuance of common stock, net of direct costs............       12,004           --       23,182
  Redemption of convertible preferred stock..............................      (23,000)          --           --
  Payment of seller-financed intangible assets...........................         (500)          --           --
  Proceeds from employee stock purchase and option plans.................        5,379          619        1,722
                                                                            ----------   ----------   ----------
Net cash (used in) provided by financing activities......................       (6,213)         534       24,823
                                                                            ----------   ----------   ----------

Effect of exchange rate changes on cash..................................          305          205          159
                                                                            ----------   ----------   ----------
  Net (decrease) increase in cash and cash equivalents...................       (2,285)       3,529       15,873
  Cash and cash equivalents, beginning of year...........................       30,851       27,322       11,449
                                                                            ----------   ----------   ----------
  Cash and cash equivalents, end of year.................................   $   28,566   $   30,851   $   27,322
                                                                            ==========   ==========   ==========

Supplemental Cash Flow Disclosure
  Cash paid during the year for:
     Interest............................................................   $      190   $      104   $      119
     Income taxes........................................................          249          816          716
  Non-cash transactions:
  Acquisition of intangible asset and equipment in exchange
     for oscilloscopes ..................................................          167           --           --
  Acquisition of distributor in exchange for amounts due to the Company..           --          300           --
  Acquisition of seller-financed intangible asset........................           --          750           --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LeCROY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

    LeCroy Corporation (the "Company" or "LeCroy"), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company develops, manufactures, sells and licenses oscilloscopes and related test and measurement equipment. Oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. The Company's products are sold into a broad range of end markets, including the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. Revenues are also generated from the sale of probes, accessories, and applications solutions, and to a lesser extent, extended warranty contracts and repairs and calibrations performed on instruments after the expiration of their warranties.

   BASIS OF PRESENTATION AND USE OF ESTIMATES

    The consolidated financial statements include the accounts of LeCroy and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to the allowance for doubtful accounts, allowance for excess and obsolete inventory, warranty accrual, stock-based compensation, intangible asset valuation, determining if and when impairments have occurred, and the assessment of the valuation of deferred income taxes and income tax reserves. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

   FISCAL YEAR ENDING DATES

    The Company's fiscal year ends on the Saturday closest to June 30 (June 26, 2004, June 28, 2003 and June 29, 2002). Each of these fiscal years represented a 52-week period. For clarity of presentation, the consolidated financial statement year-end references are stated as June 30.

   REVENUE

     Revenue recognition. The Company recognizes revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists (2) delivery has occurred (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, or when services have been provided. The price is considered fixed or determinable when it is not subject to refund or adjustments.

     The Company maintains an allowance for doubtful accounts relating to accounts receivable estimated to be non-collectible. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

                               LeCROY CORPORATION

     Product revenue. The Company generates product revenues from the sales of oscilloscopes, probes, accessories and application solutions. Application solutions, which provide the oscilloscope with additional analysis capabilities, are either delivered via compact disc read-only memory or are already loaded in the oscilloscope and activated via a key code after the sale is made to the customer for such application solution. All sales of these related products are based upon separately established prices for these items and are recorded as revenue according to the above revenue recognition criteria. No post-contract support is provided on the application solutions. Revenues from these related products are included in revenues from oscilloscopes and related products on the Consolidated Statements of Operations. Software is embedded in the Company's oscilloscopes, but the software component is considered incidental.

     License revenue. The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence ("VSOE"). The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement.

     In the third quarter of fiscal 2003, the Company licensed its proprietary MAUI Instrument Operating System technology and recognized $3.0 million of license revenue included in service and other revenue in the Consolidated Statement of Operations. Maintenance fees (post-contract support or "PCS") were included in the agreement and are recognized pro rata for each year of maintenance purchased. The only two elements in this agreement were the license and the PCS. The Company recognizes revenue on the license, in accordance with the contract, upon delivery of the source code. The Company's pricing committee established VSOE of fair value for the PCS prior to the sale of the software, and accordingly, the Company recognizes revenue allocated to PCS ratably over the term of the maintenance purchased. The Company did not recognize any software license revenue during fiscal 2004 and 2002.

     Service revenue. Service revenues include extended warranty contracts and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company records deferred revenue for extended warranty contracts and calibrations included within the sales contract agreement. This deferred revenue is then recognized on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables," to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element.

     Deferred revenue. During the third quarter of fiscal 2004, the Company began shipping its new WaveSurfer family of oscilloscopes. One component of the Company's strategy for distributing this new family of oscilloscopes is the use of a buy-sell distribution channel. This is the Company's initial entry into this distribution channel and because of the associated uncertainty about sell-through volumes the Company has determined that it is only appropriate to recognize revenue when the WaveSurfer is sold by the distributors to their customers ("sell-through method"). Until revenue is recognized, WaveSurfers shipped to distributors are included in the Company's finished goods inventory and recorded in deferred revenue, included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

                               LeCROY CORPORATION

     SAB 101 "Revenue Recognition in Financial Statements." Beginning in fiscal 2001 with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," revenue from license fees under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized over the term of the related agreements. An ongoing requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be "essential to the functionality" of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date.

     Under SAB 101 (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $1.3 million during fiscal years 2004, 2003 and 2002. Such license fees were included in service and other revenue in the Consolidated Statements of Operations. As of June 30, 2004, the remaining deferred license fees balance was $2.0 million.

   STOCK - BASED COMPENSATION

    The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. No compensation expense related to stock option plans is reflected in the Company's Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on its market value on the date of grant and is included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation is recorded as an offset to additional paid-in capital and is amortized on a straight-line basis as compensation expense over the vesting period.

    The following table illustrates the effect on net income (loss) and net loss per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions for stock-based employee compensation of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

                                                                                        YEARS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                  2004          2003         2002
                                                                               ----------   -----------   -----------
Net income (loss), as reported...........................................      $    8,044   $    (1,674)  $    (6,249)
Add: stock-based compensation expense included in reported
  net income (loss), net of income taxes.................................              55            24            87
Deduct: stock-based compensation expense determined under
  fair value-based method for all awards, net of income taxes............          (2,901)       (3,061)       (3,696)
                                                                               ----------   -----------   -----------
Pro forma net income (loss)..............................................           5,198        (4,711)       (9,858)

Charges related to convertible preferred stock...........................           7,665         2,069         1,876
                                                                               ----------   -----------   -----------
Pro forma net loss applicable to common stockholders.....................      $   (2,467)  $    (6,780)  $   (11,734)
                                                                               ==========   ===========   ===========

Net income (loss) per common share applicable to common stockholders:
  Basic, as reported.....................................................      $     0.04   $     (0.36)  $     (0.81)
  Diluted, as reported...................................................      $     0.03   $     (0.36)  $     (0.81)
  Basic, pro forma.......................................................      $    (0.23)  $     (0.65)  $     (1.17)
  Diluted, pro forma.....................................................      $    (0.23)  $     (0.65)  $     (1.17)


    The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                               LeCROY CORPORATION

                                                                                        YEARS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                  2004          2003         2002
                                                                               ----------   -----------   -----------
Expected holding period (years)..........................................             4.5           4.7          4.4
Risk-free interest rate .................................................           3.37%         2.84%        4.09%
Dividend yield...........................................................              0%            0%           0%
Expected volatility......................................................           69.0%         71.4%        71.2%
Fair value of options granted............................................       $    9.79    $     6.16    $    9.93

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

    SHIPPING AND HANDLING COSTS

    The Company records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expense in the Consolidated Statement of Operations. These costs totaled $2.2 million, $2.1 million and $2.0 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

   ADVERTISING COSTS

    The costs of general advertising, promotion and marketing programs are charged to selling, general and administrative expense in the Consolidated Statements of Operations in the fiscal year incurred. The costs of advertising related to new product introductions are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended June 30, 2004, 2003 and 2002 was $2.3 million, $2.4 million and $2.4 million, respectively.

   RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

   CASH AND CASH EQUIVALENTS

    Cash in excess of current operating requirements are invested in cash equivalents, which are short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

   MARKETABLE SECURITIES

    The Company's investments in debt securities are classified as available-for-sale and are reported at fair market value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are included in other income (expense), net on the Consolidated Statements of Operations when realized. As of June 30, 2004, the Company had debt securities of $9.5 million, net of an unrealized loss of $32,000. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet its liquidity needs within the normal operating cycle. Accordingly, all investments in debt securities are classified as current assets.

                               LeCROY CORPORATION

   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

   Building and improvements........................      10-32 years
   Furniture, machinery and equipment...............       2-12 years
   Computer software and hardware...................        2-7 years

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

   GOODWILL

    Goodwill is recognized for the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. The Company tests goodwill for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test using the Company's market capitalization. The Company has one reporting unit for the purposes of SFAS No. 142.

    The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2004 after completion of its annual financial operating plan and determined that there was no impairment to its recorded goodwill balance of $1.9 million at June 30, 2004. There were no impairment indicators during the fiscal year ended June 30, 2004.

   CONCENTRATION OF CREDIT RISK

    The Company develops, manufactures, sells and licenses oscilloscopes and related test and measurement equipment. The Company's products are sold into a broad range of end markets, including the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. Sales are to all regions of the United States as well as to a multitude of foreign countries. Revenue derived from one customer, Iwatsu Electric Co. ("Iwatsu"), accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Credit losses have been minimal in fiscal 2004, 2003 and 2002.

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of marketable securities, foreign exchange forward contracts and short-term deposits in the United States and Europe with major banks with investment levels and debt ratings set to limit exposure with any one institution.

   INCOME TAXES

    Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company's policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States.

   FOREIGN EXCHANGE

    The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at fiscal year end exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in accumulated other comprehensive income
(loss), which is a separate component of stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Consolidated Statements of Operations. Gains (losses) in fiscal 2004, 2003 and 2002 resulting from foreign currency transactions, net of gains or losses on related foreign exchange forward contracts, approximated $0.3 million, ($0.4) million and ($0.1) million, respectively. These net gains (losses) in fiscal 2004, 2003 and 2002 include gross gains of $0.5 million, $0.1 million and $0.2 million, respectively.

   FINANCIAL INSTRUMENTS

    Cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity.

    The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities"; therefore, any changes in fair value of these contracts are recorded in other income (expense), net in the Consolidated Statement of Operations. These foreign exchange forward contracts are recorded on the Consolidated Balance Sheet at fair value. The changes in fair value of these contracts are highly inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities. At June 30, 2004 and June 30, 2003, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $8.2 million and $6.7 million, respectively.

   COMPREHENSIVE INCOME

    Comprehensive income comprises of net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

   NEW ACCOUNTING PRONOUNCEMENTS

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, conforms SFAS No.

                               LeCROY CORPORATION

133 to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

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

    In March 2004, the FASB issued the exposure draft "Share-Based Payment." The proposed statement would require all equity-based awards to employees to be recognized in the Consolidated Statement of Operations based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. The Company believes the adoption of this proposed statement will have a material effect on its consolidated financial position and results of operations.

2.  RESTRUCTURING AND OTHER CHARGES (CREDITS), NET

    During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in cost of sales, $0.6 million was recorded in selling, general and administrative expense and $0.2 million was recorded in research and development expense). The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. Final payments for severance under this plan occurred in the fourth quarter of fiscal 2004. As of June 30, 2004, $0.8 million of the total $0.9 million has been paid and $0.1 million remains in accrued expenses and other liabilities in the Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006.

    During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million ($2.1 million of which was recorded in selling, general and administrative expense and $0.5 million was recorded in research and development expense). The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002. As of June 30, 2004, $2.4 million of the total $2.6 million has been paid and $0.2 million remains in accrued expenses and other liabilities in the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2006.

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

                               LeCROY CORPORATION

3.  DISCONTINUED OPERATIONS

    In August 2000, the Company closed the sale of the assets and business of its Vigilant Networks, Inc. ("Vigilant") subsidiary and a portion of the assets and business of its Digitech Industries, Inc. ("Digitech") subsidiary for gross proceeds of $12.0 million. The remaining business of Digitech was classified as discontinued operations. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants were valued at approximately $1.3 million. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of ($0.6) million, net of a $0.3 million income tax benefit, on the sale and discontinuance of the Vigilant Networks business segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter of fiscal 2001 due to changes in estimates.

    In fiscal 2004 and 2003, the Company recorded $0.1 million of gains on sales of discontinued operations in the Consolidated Statements of Operations, net of income tax provisions, for the reversal of unused accrued discontinued operations reserves. In addition, the gain on sale of discontinued operations in fiscal 2003 includes the sale of the residual assets and business of Digitech. As of June 30, 2004, the Company has accrued discontinued operations reserves of $0.2 due to environmental problems on Digitech's previously leased facilities (see Note 20).

4.  ACCOUNTS RECEIVABLE, NET

    The Company has agreements with two of its customers, who are also vendors, that provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2004 and 2003, the Company netted approximately $0.6 million and $1.7 million, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets related to these agreements.

5.  INVENTORIES

    Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:
                                                        JUNE 30,
                                                 ----------------------
                                                    2004        2003
                                                 ----------  ----------
   Raw materials...........................      $    6,617  $    6,372
   Work in process.........................           4,544       5,696
   Finished goods..........................          10,817      12,652
                                                 ----------  ----------
                                                 $   21,978  $   24,720
                                                 ==========  ==========

    The value of demonstration units included in finished goods was $8.0 million and $9.1 million at June 30, 2004 and 2003, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory, included above, amounted to $2.5 million and $2.1 million at June 30, 2004 and 2003, respectively.

                               LeCROY CORPORATION

6.  OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                        JUNE 30,
                                                 ----------------------
                                                    2004        2003
                                                 ----------  ----------
   Deferred tax assets, net................      $    7,400  $    7,200
   Other receivables.......................             511         560
   Prepaid probes and accessories..........             818          --
   Value-added tax.........................             595         627
   Other...................................           2,597       1,625
                                                 ----------  ----------
                                                 $   11,921  $   10,012
                                                 ==========  ==========

7.  PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                         JUNE 30,
                                                -------------------------
                                                    2004          2003
                                                -----------   -----------
   Land, building and improvements.........     $    14,640   $    13,288
   Furniture, machinery and equipment......          25,073        23,619
   Computer software and hardware..........          17,637        16,998
                                                -----------   -----------
                                                     57,350        53,905
   Less: Accumulated depreciation and
      amortization.........................         (37,572)      (33,884)
                                                -----------   -----------
                                                $    19,778   $    20,021
                                                ===========   ===========

    Depreciation and amortization expense for the fiscal years ended June 30, 2004, 2003 and 2002 was $5.0 million, $4.7 million and $4.3 million, respectively.

8.  OTHER ASSETS

    Other assets consist of the following:

                                                       JUNE 30,
                                                -----------------------
                                                   2004         2003
                                                ----------   ----------
   Intangibles, net........................     $    5,802   $    5,232
   Deferred tax assets, net................          4,771        7,934
   Goodwill................................          1,874        1,874
   Other...................................            894          985
                                                ----------   ----------
                                                $   13,341   $   16,025
                                                ==========   ==========

    The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in other assets on the Consolidated Balance Sheets as of the dates indicated:

                                                                                              JUNE 30,
                                                                          WEIGHTED     -----------------------
                                                                        AVERAGE LIVES     2004          2003
                                                                       --------------  ----------   ----------
   Amortizable intangible assets:
     Technology, manufacturing and distribution rights.............    4.1 years       $    8,897   $    7,010
     Patents and other intangible assets...........................    4.4 years              661          661
     Effect of currency translation on intangible assets...........                           148          105
     Accumulated amortization......................................                        (3,904)      (2,544)
                                                                                       ----------   ----------
   Net carrying amount.............................................                    $    5,802   $    5,232
                                                                                       ==========   ==========
   Non-amortizable intangible assets:
     Goodwill......................................................                    $    1,874   $    1,874
                                                                                       ==========   ==========

    During the third quarter of fiscal 2003, the Company acquired a former distributor in Singapore for $0.3 million in exchange for amounts due to the Company. The purchase price allocation resulted in $0.3 million of goodwill.

                               LeCROY CORPORATION

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

    Amortization expense for those intangible assets with finite lives was $1.4 million, $2.0 million and $1.7 million for fiscal 2004, 2003 and 2002, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2005 through 2008 will approximate $1.7 million, $1.4 million, $1.4 million, and $1.3 million, respectively.

9.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consist of the following:

                                                                                              JUNE 30,
                                                                                       ----------------------
                                                                                          2004        2003
                                                                                       ----------  ----------
    Compensation and benefits......................................................    $    5,022  $    4,489
    Income taxes...................................................................         2,938       2,595
    Deferred license fee revenue, current portion..................................         1,296       1,296
    Warranty.......................................................................         1,247       1,235
    Deferred revenue, current portion..............................................         1,606         375
    Retained liabilities from discontinued operations..............................           160         456
    Other..........................................................................         2,285       1,797
                                                                                       ----------  ----------
                                                                                       $   14,554  $   12,243
                                                                                       ==========  ==========

10.  WARRANTIES AND GUARANTEES

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the period ending June 30, 2004 and 2003:

                                                                                      JUNE 30,
                                                                         ----------------------------------
                                                                            2004        2003        2002
                                                                         ----------  ----------  ----------
    Balance at beginning of period...................................    $    1,235  $    1,247  $    1,529
      Accruals for warranties issued during the period...............         1,366       1,160         688
      Warranty costs incurred during the period......................        (1,354)     (1,172)       (970)
                                                                         ----------  ----------  ----------
    Balance at end of period.........................................    $    1,247  $    1,235  $    1,247
                                                                         ==========  ==========  ==========

    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of June 30, 2004, there have been no claims under such indemnification provisions.

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

                               LeCROY CORPORATION

11.  INCOME TAXES

    The components of income (loss) from continuing operations before income taxes are as follows:

                                                                                       YEARS ENDED
                                                                         -------------------------------------
                                                                                        JUNE 30,
                                                                            2004         2003         2002
                                                                         ----------  ----------    -----------
    Domestic.........................................................    $   10,546  $   (2,750)   $   (10,569)
    Foreign..........................................................         2,032        (112)            13
                                                                         ----------  ----------    -----------
                                                                         $   12,578  $   (2,862)   $   (10,556)
                                                                         ==========  ==========    ===========

    The income tax (provision) benefit from continuing operations consists of the following:

                                                                                      YEARS ENDED
                                                                         -------------------------------------
                                                                                        JUNE 30,
                                                                            2004         2003         2002
                                                                         ----------  ----------    -----------
    Current:
      U.S. federal...................................................    $     (36)  $      --     $     325
      U.S. state and local...........................................         (133)        (93)         (128)
      Foreign........................................................         (421)       (596)         (356)
    Deferred:
      U.S. federal...................................................       (3,554)      1,613         4,105
      U.S. state and local...........................................         (313)        135           361
      Foreign........................................................         (196)         --            --
                                                                         ---------   ---------     ---------
                                                                         $  (4,653)  $   1,059     $   4,307
                                                                         =========   =========     =========

    The reconciliations between the income tax (provision) benefit at the U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows:

                                                                                      YEARS ENDED
                                                                         -------------------------------------
                                                                                        JUNE 30,
                                                                            2004         2003         2002
                                                                         ----------  ----------    -----------
    (Provision) benefit at U.S. federal statutory rate...............    $  (4,402)  $   1,002     $   3,695
    (Increase) reduction to statutory tax from:
      Difference between U.S. and foreign rates......................          317        (336)         (352)
      Reversal of tax contingency reserve............................           --          --           400
      Adjustment of net tax assets...................................           40         524           644
      State income taxes, net of federal benefit.....................         (389)        (61)          (80)
      (Increase) decrease in valuation allowance.....................         (218)       (145)           --
      Other, net.....................................................           (1)         75            --
                                                                         ---------   ---------     ---------
    Income tax (provision) benefit...................................    $  (4,653)  $   1,059     $   4,307
                                                                         =========   =========     =========

    Significant components of the Company's net deferred tax assets as of June 30, 2004 and 2003 were as follows:

                                                                                             JUNE 30,
                                                                                     -----------------------
     Deferred tax assets:                                                                2004         2003
                                                                                     ----------   ----------
        U.S. net operating loss carryforwards...................................     $    6,478   $    6,584
        Foreign net operating loss carryforwards................................            352          592
        Tax credit carryforwards................................................          6,239        6,407
        Inventory reserves......................................................            796          735
        Deferred revenue........................................................          1,045        1,552
        Deferred research expenses..............................................          3,004        3,434
        Other reserves..........................................................          2,191        3,349
                                                                                     ----------   ----------
          Deferred tax assets before valuation allowance........................         20,105       22,653
        Valuation allowance.....................................................         (5,304)      (5,086)
                                                                                     ----------   ----------
           Deferred tax assets after valuation allowance........................         14,801       17,567
                                                                                     ----------   ----------

     Deferred tax liabilities:
        Unrepatriated funds ....................................................         (1,622)      (1,622)
        Depreciation and amortization...........................................           (885)        (749)
        Other...................................................................           (123)         (62)
                                                                                     ----------   ----------
        Deferred tax liabilities................................................         (2,630)      (2,433)
                                                                                     ----------   ----------
            Net deferred tax assets.............................................     $   12,171   $   15,134
                                                                                     ==========   ==========

                               LeCROY CORPORATION

    At June 30, 2004 and 2003, $7.4 million and $7.2 million, respectively, of the Company's net deferred tax assets were included on the Consolidated Balance Sheets in other current assets, with the remaining $4.8 million and $7.9 million, respectively, included in other assets.

    The Company is required to recognize all or a portion of its net deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its net deferred tax assets will be realized. Management assesses the realizability of the net deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance, including the fact that the losses generated from the Company's discontinued operations, as well as certain non-recurring restructuring charges, principally resulted in the Company's cumulative net operating loss for financial reporting purposes. Management believes that the actions taken to improve the Company's operating performance will result in future projected operating profits. Moreover, certain tax strategies are available, which include the ability to capitalize research and development expenditures, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Other factors considered include the Company's current utilization of net operating loss carryforwards as well as management's projection that, as a result of the past cost-cutting initiatives and new product offerings, the Company fully expects to utilize the net operating loss carryforwards in the next couple of years, well before the initial expiration period in fiscal 2019. A valuation allowance has been established for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. As such, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

    Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. During the fourth quarter of fiscal 2001, however, the Company determined that it would repatriate approximately $7.0 million in future periods from one of its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and has provided for that amount in the fiscal 2001 tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was $25.6 million and $22.1 million at June 30, 2004 and 2003, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

    At June 30, 2004, the Company has U.S. net operating loss carryforwards of approximately $26.8 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in 2019 through 2023. Foreign tax net operating losses of approximately $1.0 million at June 30, 2004 are available to offset future taxable income of certain foreign subsidiaries. Those foreign losses that begin to expire at various dates starting in 2008 are $0.5 million and those that do not expire are $0.5 million. The Company has approximately $1.0 million of foreign tax credits, $1.4 million of state tax credits and $3.8 million of federal general business credits available to offset future payments of income taxes. The foreign, state and federal general tax credits expire at various dates between 2005 and 2022.

12.  DEBT

    On November 13, 2003, the Company amended its existing $15.0 million revolving credit facility with The Bank of New York. The amended agreement provides the Company with a $25.0 million revolving credit facility expiring on November 30, 2006, which can be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bear interest at prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (LIBOR) plus a margin of between 1.25% and 2.25%, depending on the Company's leverage ratio, as such term is defined in the credit agreement. A commitment fee of 0.375% per annum is payable on any unused amount under the facility. This revolving line of credit is secured by a lien on substantially all of the domestic assets of the Company. As of June 30, 2004, the Company was in compliance with its financial covenant requirements and there were no borrowings outstanding under this line of credit.

                               LeCROY CORPORATION

    The Company has a five year $2.0 million capital lease line of credit expiring in November 2005, that bears interest at 12.2%, to fund certain capital expenditures. As of June 30, 2004 and 2003, the Company had $0.2 million and $0.3 million, respectively, outstanding under this line of credit. The outstanding borrowings under this line will be repaid by November 2005.

     In addition to the above U.S.-based facilities, the Company maintains certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen ($1.4 million and $1.3 million as of June 30, 2004 and 2003, respectively). No amounts were outstanding under these facilities as of June 30, 2004 and 2003.

    Interest expense included in other (expense) income, net in the Consolidated Statements of Operations was $0.2 million in fiscal 2004, $0.1 million in fiscal 2003 and $0.2 million in fiscal 2002.

13.  STOCK COMPENSATION PLANS

   STOCK OPTION PLANS

    The Company maintains three stock option plans, the Amended and Restated 1993 Stock Incentive Plan ("1993 Plan"), the 1998 Non-Employee Director Stock Option Plan ("1998 Plan") and the 2003 Stock Incentive Plan ("2003 Plan").

    On October 29, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value on the date of grant. The aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan shall not exceed 910,167 shares. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. The 2003 Plan expires on October 29, 2013.

    The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. No more than 2,608,696 shares of Common Stock were allowed to be issued pursuant to the exercise of incentive stock options granted under the 1993 Plan. This limitation did not apply to non-qualified stock options or restricted stock awards that were granted under the 1993 Plan. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four-year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally ten years from the date of grant.

    Compensation expense for restricted stock awards is recognized based on the intrinsic value method defined by APB No. 25. Compensation expense is recognized ratably over the associated service period, the period in which restrictions are removed. On June 16, 2004, 365,000 shares of restricted stock were granted under the 2003 Plan with long-term cliff vesting conditions to certain key employees. During fiscal 2002, 17,210 shares of restricted stock were granted under the 1993 Plan of which 840 shares are unvested as of June 30, 2004.

    In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of June 30, 2004, stock options to purchase 2,571 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. Pursuant to the 1998 Plan, each non-employee director receives a stock option grant of 15,000 shares exercisable at the market price on the date the plan was adopted or upon initial election to the Board of Directors. These options vest ratably over a 36-month period. Additionally, each non-employee director receives an annual stock option grant of 7,000 shares (5,000 shares prior to an amendment dated October 25, 2000) exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan.

                               LeCROY CORPORATION

    Stock option transactions for fiscal years 2004, 2003 and 2002 under all plans are as follows:

                                                                 NUMBER OF  EXERCISE PRICE PER   WEIGHTED AVERAGE
                                                                  SHARES           SHARE          EXERCISE PRICE
                                                                 ---------  ------------------   ----------------
   Outstanding at June 30, 2001.........................         2,271,783    $ 6.33 - $37.00        $ 16.85
   Granted..............................................           678,228     10.24 -  23.49          17.15
   Exercised............................................          (102,498)     6.33 -  17.50          11.67
   Cancelled............................................          (170,422)     6.33 -  23.50          17.56
                                                                 ---------
   Outstanding at June 30, 2002.........................         2,677,091      6.33 -  37.00          17.15

   Granted..............................................           440,250      9.10 -  11.70          10.51
   Exercised............................................           (17,057)     6.33 -   6.33           6.33
   Cancelled............................................          (311,340)     9.20 -  32.25          18.49
                                                                 ---------
   Outstanding at June 30, 2003.........................         2,788,944      6.33 -  37.00          16.02

   Granted..............................................           104,000     16.45 -  19.89          17.23
   Exercised............................................          (439,785)     6.33 -  20.50          11.00
   Cancelled............................................          (113,512)    10.15 -  23.69          18.22
                                                                 ---------
   Outstanding at June 30, 2004.........................         2,339,647     $6.33 - $37.00        $ 16.91
                                                                 =========

    The following table summarizes information about stock options outstanding at June 30, 2004:

                                                         OPTIONS OUTSTANDING AT               OPTIONS EXERCISABLE AT
                                                              JUNE 30, 2004                        JUNE 30, 2004
                                                -------------------------------------------   -----------------------
                                                                WEIGHTED   WEIGHTED AVERAGE                  WEIGHTED
                                                                 AVERAGE       REMAINING                      AVERAGE
                                                NUMBER OF       EXERCISE   CONTRACTUAL LIFE    NUMBER OF     EXERCISE
         RANGE                                   SHARES           PRICE         (YEARS)         SHARES         PRICE
   ------------------                           ----------      --------   ----------------   -----------   ---------
   $ 6.33 - $12.00..........................       431,250      $ 10.28           7.81            130,110    $  9.89
   $12.01 - $18.00..........................       999,859        15.27           5.41            893,360      15.22
   $18.01 - $24.00..........................       847,637        21.33           5.09            692,488      21.56
   $24.01 - $37.00..........................        60,901        29.12           3.97             55,901      29.49
                                                 ---------                                      ---------
     Total..................................     2,339,647      $ 16.91           5.69          1,771,859    $ 17.76
                                                 =========                                      =========

    Of the total stock options outstanding, 1,771,859, 1,921,861 and 1,642,530 were exercisable at June 30, 2004, 2003 and 2002, respectively. Stock options and restricted stock awards available for grant under all plans were 723,587, 266,000 and 955,114 at June 30, 2004, 2003 and 2002, respectively.

   EMPLOYEE STOCK PURCHASE PLAN

    In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "ESPP") and reserved for issuance an aggregate of 434,783 shares of Common Stock. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period.

    On October 29, 2003, the Company's shareholders approved the extension of the expiration of the ESPP from June 7, 2005 to November 30, 2006 and increased the number of shares available for issuance under the ESPP from 434,783 to 684,783. Through June 30, 2004, 436,299 shares have been issued under the ESPP and 248,484 shares are available for future issuance.

14.  COMMON STOCK

    On April 14, 2004, the Company closed an underwritten public follow-on offering of 500,000 shares of its common stock at $19.00 per share (less the underwriting discount) raising aggregate net proceeds of approximately $8.0 million, net of $1.1 million in offering costs and expenses. The Company granted the underwriters an option to purchase up to an additional 225,000 shares of common stock included in the offering to cover over-allotments, if any, within 30 days of the closing. On April 27, 2004, pursuant to the exercise of this

                               LeCROY CORPORATION
over-allotment option, the Company sold an additional 225,000 shares at $19.00 per share (less the underwriting discount), raising additional net proceeds of $4.1 million, net of expenses. On April 23, 2004, the Company used $4.0 million of proceeds from this offering to repay $4.0 million of indebtedness outstanding under its revolving credit facility.

15.  EARNINGS PER COMMON SHARE

    Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) applicable to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes potential common stock from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share. Accordingly, certain potential common stock have been excluded from the calculation of diluted weighted average shares totaling 1.1 million, 3.6 million, and 3.5 million shares during fiscal 2004, 2003 and 2002, respectively. Potential common stock is comprised of restricted shares, employee and non-employee director stock options and warrants to purchase common stock and in fiscal 2003 and 2002 convertible redeemable preferred stock. The following table sets forth the reconciliation of the numerators and the denominators of the basic and diluted earnings per share computation for each of the past three fiscal years:

                                                                                        YEARS ENDED JUNE 30,
                                                                               -------------------------------------
                                                                                  2004          2003         2002
                                                                               ---------    -----------   ----------
                                                                                IN THOUSANDS, EXCEPT PER SHARE DATA

Numerator:
     Income (loss) from continuing operations............................      $   7,925    $    (1,803)  $   (6,249)
     Charges related to convertible preferred stock......................             --          2,069        1,876
     Redemption of convertible preferred stock...........................          7,665             --           --
                                                                               ---------    -----------   ----------
     Net income (loss) from continuing operations applicable
            to common stockholders.......................................      $     260    $    (3,872)  $   (8,125)
                                                                               =========    ===========   ==========
Denominator:
     Weighted average shares outstanding:
            Basic .......................................................         10,754         10,364       10,052
            Employee stock options and other.............................            320             --           --
                                                                               ---------    -----------   ----------
            Diluted......................................................         11,074         10,364       10,052
                                                                               =========    ===========   ==========

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

17.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of its redeemable convertible preferred stock for proceeds of $10.0 million. The shares of preferred stock were entitled to a 12% cumulative

                               LeCROY CORPORATION
dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. In connection with the private placement, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $20 per share. On the closing date, the Company used the Black-Scholes option-pricing model to assign an aggregate value of $1.8 million to the warrants. As such, $1.8 million of the $10.0 million proceeds was allocated to warrants to purchase common stock and the remaining $8.2 million was allocated to redeemable convertible preferred stock. Prior to fiscal 2004, the accretion of the value assigned to the warrants was recorded as a non-cash charge to net income of approximately $0.4 million per year in arriving at net income (loss) applicable to common stockholders.

    On September 27, 2003, the Company repurchased from the holders of its redeemable convertible preferred stock all 500,000 issued and outstanding shares for $23.0 million in cash. In connection with the repurchase of preferred stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its preferred stock ($1.0 million charged to retained earnings and $6.7 million charged to additional paid-in capital) and recognized transaction costs of $0.4 million included in other income (expense), net in the Consolidated Statements of Operations. In accordance with the Securities and Exchange Commission's position published in an EITF Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net income applicable to common stockholders in fiscal 2004.

    The Company and the holders of its preferred stock agreed that the final repurchase of preferred stock would be negotiated as though the transaction had occurred at the beginning of the first quarter of fiscal 2004. As a result, the Company accounted for the transaction as though no dividends had accrued in fiscal 2004 and that the charge for the value originally attributed to the warrants at the point of issue that remained unaccreted at the time of redemption was accelerated and combined with the redemption premium to reflect the total charge related to the redemption of convertible preferred stock in the Consolidated Statement of Operations.

18.  EMPLOYEE BENEFIT PLANS

    The Company has a trusteed, employee 401(k) savings plan for eligible U.S. employees under which it contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee's eligible compensation, as defined. For fiscal 2004, 2003, and 2002, the Company has expensed $0.4 million, $0.4 million and $0.3 million, respectively, in matching contributions to this plan.

    The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings, as defined, currently ranging from 2.0% to 6.5%. The Company makes a matching contribution based also upon a percentage of the employee's earnings, as defined, currently ranging from 6.5% to 14.0%. For fiscal 2004, 2003, and 2002, the Company has expensed $0.4 million, $0.3 million and $0.3 million, respectively, in matching contributions to this plan.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in the oscilloscope segment of the Test and Measurement market, in which it develops, manufactures, sells and licenses oscilloscopes and related test and measurement equipment. These products are used by design engineers and researchers and are sold into a broad range of end markets, including the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets.

    Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                           2004       2003        2002
                                         --------   --------    --------
    North America.....................   $ 38,276   $ 32,394    $ 33,052
    Europe / Middle East..............     37,716     31,171      33,056
    Japan.............................     19,574     17,038      22,050
    Asia / Pacific....................     29,374     27,256      23,298
                                         --------   --------    --------
      Total revenues..................   $124,940   $107,859    $111,456
                                         ========   ========    ========

                               LeCROY CORPORATION

    Total assets by geographic area are as follows:
                                                      2004         2003
                                                  -----------  -----------
    North America...............................  $    90,213  $    89,500
    Europe / Middle East........................       29,324       23,648
    Japan.......................................        6,862        5,332
    Asia / Pacific..............................        3,394        3,672
                                                  -----------  -----------
                                                  $   129,793  $   122,152
                                                  ===========  ===========

    Total long-lived assets by geographic area are as follows:

                                                      2004         2003
                                                  -----------  -----------
    North America...............................  $    25,899  $    25,398
    Europe / Middle East........................        1,379        1,513
    Japan.......................................          632          737
    Asia / Pacific..............................          438          464
                                                  -----------  -----------
                                                  $    28,348  $    28,112
                                                  ===========  ===========

    Revenue derived from one customer, Iwatsu, accounted for 11% of the Company's consolidated revenues in fiscal 2002. No other customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years.

    Revenue attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2004 include the United States ($37.3 million), Japan ($19.6 million) and Germany ($15.9 million); in fiscal 2003 include the United States ($31.7 million), Japan ($17.0 million) and Germany ($11.0 million); and in fiscal 2002 include the United States ($32.4 million), Japan ($22.1 million) and Germany ($11.8 million).

20.  COMMITMENTS AND CONTINGENCIES

   LEASES

    Operating leases covering plant, certain office facilities and equipment expire at various dates through 2010. Future minimum annual lease payments required during the years ending in fiscal 2005 through 2009 and thereafter, under noncancelable operating leases having an original term of more than one year, are $1.7 million, $1.2 million, $0.9 million, $0.6 million, $0.1 million and $0.2 million, respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 2004, 2003 and 2002 approximated $2.1 million, $2.0 million and $1.9 million, respectively.

   ENVIRONMENTAL

    The Company's former subsidiary, Digitech Industries, Inc., was notified prior to 1999 by the Connecticut Department of Environmental Protection (the "DEP") that it may be responsible for environmental damage that occurred at its previously leased facilities in Ridgefield, Connecticut (the "Ridgefield Site"). Based upon recommendations made by the DEP, Digitech engaged environmental consultants to assist it in evaluating the costs associated with the DEP's recommendations for monitoring and remediation of the environmental damage.

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

                               LeCROY CORPORATION

   TECHNOLOGY

    As of June 30, 2004, the Company has one technology license agreement under which it is unconditionally committed to pay $0.3 million in fiscal 2005.

   LEGAL

    On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, the Company filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing three of the Company's patents. The Company believes it has meritorious defenses and intends to defend this action vigorously. Discovery in this case is ongoing and the outcome cannot be predicted.

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy has denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. LeCroy intends to defend itself vigorously in this litigation. The defendants in this case, including us, have filed a Motion to Dismiss for lack of standing. The Motion contends that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court has stayed the case pending resolution of the new Motion to Dismiss and the outcome cannot be predicted.

     From time to time, the Company is involved in other lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse impact on its business, results of operations, financial condition or cash flows.

21.  RELATED PARTY

     On October 20, 2000, the Compensation Committee of the Board of Directors approved a $0.3 million five-year loan to Thomas H. Reslewic, LeCroy's Chief Executive Officer and President, secured by Mr. Reslewic's non-qualified stock options. The loan accrues interest at 9.5% compounded annually with interest payable at the maturity of the loan. If Mr. Reslewic remains an employee of LeCroy for the entire five-year term of the loan or is terminated without cause prior to the maturity date of the loan, the Company will forgive the loan principal and all accrued interest. The outstanding balance under this loan at June 30, 2004 and 2003 was $0.1 million.

                               LeCROY CORPORATION

22. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The Company has periods ending on the Saturday closest to the end of the month. For clarity of presentation, period-ends are stated as of the last day of the month. Summarized unaudited quarterly operating results for fiscal years 2004 and 2003 (all quarters represent 13-week periods) are as follows:

                                                                        QUARTERS ENDED
                                        ------------------------------------------------------------------------------
                                                   FISCAL YEAR 2004                       FISCAL YEAR 2003
                                        -------------------------------------  ---------------------------------------
                                        JUNE. 30, MAR. 31, DEC. 31,  SEPT. 30, JUNE. 30, MAR. 31,   DEC. 31, SEPT. 30,
                                          2004      2004     2003      2003      2003      2003      2002      2002
                                        -------- --------  --------  --------  --------  --------  --------  --------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues(1)
  Oscilloscopes and related products    $ 31,830 $ 29,968  $ 27,019  $ 24,605  $ 27,144  $ 21,009  $ 24,382  $ 22,473
  Service and other.................       3,090    2,862     2,752     2,814     2,551     5,527     2,255     2,518
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Total revenues..................      34,920   32,830    29,771    27,419    29,695    26,536    26,637    24,991

Cost of sales(2)(5).................      14,420   13,684    12,691    11,799    12,518    11,401    14,755    12,315
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Gross profit....................      20,500   19,146    17,080    15,620    17,177    15,135    11,882    12,676

Selling, general and
  administrative expenses(3)(5).....      12,312   11,429    10,335     9,921    11,413     9,629     9,615    10,765
Research and development
  expenses(4).......................       4,175    4,120     3,781     3,684     4,689     4,667     4,358     4,512
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Operating income (loss).........       4,013    3,597     2,964     2,015     1,075       839    (2,091)   (2,601)

Other income (expense), net.........          84      147        80      (322)       77       (10)      (47)     (104)
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Income (loss) from continuing
      operations before income taxes       4,097    3,744     3,044     1,693     1,152       829    (2,138)   (2,705)
Provision for (benefit from)
    income taxes....................       1,516    1,385     1,126       626       426       307      (791)   (1,001)
                                        -------- --------  --------  --------  --------  --------  --------  --------
  Income (loss) from continuing
    operations......................       2,581    2,359     1,918     1,067       726       522    (1,347)   (1,704)
Gain on sale from discontinued
  operations, net of tax............         119       --        --        --       129        --        --        --
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Net income (loss)...............       2,700    2,359     1,918     1,067       855       522    (1,347)   (1,704)

Charges related to convertible
  preferred stock...................          --       --        --     7,665       519       518       517       515
                                        -------- --------  --------  --------  --------  --------  --------  --------
Net income (loss) applicable to
  common stockholders...............    $  2,700 $  2,359  $  1,918  $ (6,598) $    336  $      4  $ (1,864) $ (2,219)
                                        ======== ========  ========  ========  ========  ========  ========  ========
Income (loss) per common share-basic:
  Income (loss) from continuing
    operations applicable to
    common stockholders.............    $   0.23 $   0.22  $   0.18  $  (0.63) $   0.02  $     --  $  (0.18) $  (0.21)
  Gain from discontinued operations.        0.01       --        --        --      0.01        --        --        --
                                        -------- --------  --------  --------  --------  --------  --------  --------
  Net income (loss) applicable to
    common stockholders.............    $   0.24 $   0.22  $   0.18  $  (0.63) $   0.03  $     --  $  (0.18) $  (0.21)
                                        ======== ========  ========  ========  ========  ========  ========  ========
Income (loss) per common share-
  diluted:
  Income (loss) from continuing
    operations applicable to
    common stockholders.............    $   0.22 $   0.21  $   0.18  $  (0.63) $   0.02  $     --  $  (0.18) $  (0.21)
  Gain from discontinued
    operations......................        0.01       --        --        --      0.01        --        --        --
                                        -------- --------  --------  --------  --------  --------  --------  --------
  Net income (loss) applicable to
    common stockholders.............    $   0.23 $   0.21  $   0.18  $  (0.63) $   0.03  $     --  $  (0.18) $  (0.21)
                                        ======== ========  ========  ========  ========  ========  ========  ========

Weighted average number of shares:
  Basic.............................      11,387   10,721    10,498    10,414    10,392    10,348    10,340    10,323
  Diluted...........................      11,807   11,271    10,690    10,414    10,439    10,404    10,340    10,323

__________

(1) Included in service and other revenue for each of the four quarters in fiscal 2004 and 2003, is $0.3 million related to the recognition of deferred revenue associated with the adoption of SAB 101. In the quarter ended March 31, 2003, service and other revenue include a $3.0 million agreement to license the Company's MAUI Instrument Operating System technology.

                               LeCROY CORPORATION

(2) Included in cost of sales in the quarter ended June 30, 2003 is a severance charge of $0.1 million. Included in cost of sales in the quarter ended December 31, 2002 is $2.3 million of asset impairment charges.

(3) Included in selling, general and administrative expense are severance charges of $0.3 million and $2.1 million for the quarters ended June 30, 2003 and September 30, 2002, respectively. Severance charges during the quarters ended December 31, 2003 and June 30, 2003 were partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. During the quarter ended June 30, 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million

(4) Included in research and development expense in the quarters ended June 30, 2003 and September 30, 2002 are severance charges of $0.2 million and $0.5 million, respectively.

(5) Certain prior year amounts have been reclassified from cost of sales to selling, general and administrative expense to conform to fiscal 2004 presentation. These reclassifications had no impact on previously reported net loss (income).

23. SUBSEQUENT EVENT

    On September 1, 2004, the Company entered into an agreement to acquire 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") for $6.00 per share in a purchase business combination. Under the terms of the agreement, the Company also will pay additional cash to the holders of CATC's outstanding, vested in-the-money stock options. In addition, the Company will issue stock options to assume CATC's outstanding unvested stock options. As a result, the Company expects the total purchase price of the transaction to be approximately $85 million, excluding CATC's $45 million of cash and investments.

    The Company intends to fund the cash requirement of approximately $81 million, through a combination of its existing cash and $50 million of term debt, which is part of a $75 million credit facility to be underwritten by the Bank of New York. The transaction is subject to approval by the stockholders of CATC and the closing of a new credit facility to finance the acquisition, as well as regulatory approvals and the satisfaction of other customary closing conditions.

                                                                     SCHEDULE II

                               LeCROY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO                BALANCE AT
                                            BEGINNING    COSTS AND   DEDUCTIONS/    END OF
DESCRIPTION                                 OF PERIOD    EXPENSES    OTHER(1)(2)    PERIOD
-------------                              ----------   ----------  ------------  ----------
Against trade receivables --
Year ended June 30, 2002
  Allowance for doubtful accounts........  $   241     $    301     $  (120)      $   422
Year ended June 30, 2003
  Allowance for doubtful accounts........      422          177        (205)          394
Year ended June 30, 2004
  Allowance for doubtful accounts........      394           56         (14)          436

Against inventories --
Year ended June 30, 2002
  Allowance for excess and obsolete......    3,633        3,851(3)   (5,981)        1,503
Year ended June 30, 2003
  Allowance for excess and obsolete......    1,503          924        (320)        2,107
Year ended June 30, 2004
  Allowance for excess and obsolete......    2,107          911        (498)        2,520

Against deferred tax assets --
Year ended June 30, 2002
  Valuation allowance....................    4,296          644          --         4,940
Year ended June 30, 2003
  Valuation allowance....................    4,940          146          --         5,086
Year ended June 30, 2004
  Valuation allowance....................    5,086          218          --         5,304

__________

(1) Accounts written-off.

(2) Merchandise disposals and/or impact of foreign currency.

(3) Includes $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements in fiscal 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

ITEM 9A.  CONTROLS AND PROCEDURES.

    The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

    There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to our directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned "Section 16(A) Beneficial Ownership Reporting Compliance" of the Definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, which is scheduled to be held October 27, 2004; said information is incorporated herein by reference. The discussion of our executive officers is included in
Item 1, Part I of this report under "Executive Officers of the Registrant."

     The Company has adopted a code of ethics entitled "Revised Principles of Business Conduct Policy," which applies to its officers, directors and employees. A copy is available to any person without charge upon written request to:

     LeCroy Corporation
     Attention: Investor Relations
     700 Chestnut Ridge Road
     Chestnut Ridge, New York 10977

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of our executive officers will be contained in the section captioned "Executive Compensation" of the Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which is scheduled to be held on October 27, 2004; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which is scheduled to be held on October 27, 2004; said information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

    The following table summarizes LeCroy's entire equity compensation program in effect as of June 30, 2004:


                                                                                                       NUMBER OF
                                                                                                      SECURITIES
                                                                  NUMBER OF                           REMAINING
                                                                 SECURITIES                          AVAILABLE FOR
                                                                TO BE ISSUED   WEIGHTED-AVERAGE     FUTURE ISSUANCE
                                                                    UPON           EXERCISE           UNDER EQUITY
                                                                 EXERCISE OF       PRICE OF           COMPENSATION
                                                                 OUTSTANDING     OUTSTANDING       PLANS (EXCLUDING
                                                                  OPTIONS,         OPTIONS,           SECURITIES
                                                                WARRANTS AND       WARRANTS          REFLECTED IN
                                                                   RIGHTS         AND RIGHTS          COLUMN (a))
                                                                    (a)              (b)                 (c)
                                                                -----------    ---------------     ---------------
Equity compensation plans approved by
   security holders (1) (2) (3)                                   2,705,487    $       16.91             972,071
Equity compensation plans not approved by security holders               --               --                  --
                                                                  ---------    -------------       -------------
  Total                                                           2,705,487    $       16.91             972,071
                                                                  =========    =============       =============


     (1) The plans consist of: (i) Amended and Restated 1993 Stock Incentive Plan (ii) 1995 Non-Employee Director Stock Option Plan (iii) 1998 Non-Employee Director Stock Option Plan (iv) 2003 Stock Incentive Plan.

     (2) Number of securities to be issued upon exercise of outstanding options consists of 2,339,647 options to purchase shares of the Company's common stock and 365,840 shares of unvested restricted stock granted to certain key employees. The grants of restricted stock consist of shares of common stock, and therefore there is no exercise price included in the weighted average exercise price of outstanding options.

     (3) Includes 248,484 securities authorized and available for issuance in connection with the LeCroy Corporation 1995 Employee Stock Purchase Plan and 723,587 stock options and restricted stock awards available for grant under all plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the section captioned "Certain Relationships and Related Transactions" in the Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which is scheduled to be held on October 27, 2004; said information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     A Description Of The Principal Accounting Fees And Services Will Be Contained In The Section Captioned "Principal Accounting Fees and Services" in the Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which is scheduled to be held on October 27, 2004; said information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       The following documents are filed as part of this report:

         (a)(1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements at Item 8 of this report.

         (a)(2) FINANCIAL STATEMENT SCHEDULES -- See Index to Consolidated Financial Statements at Item 8 of this report.

         Schedule II:        Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

         (a)(3) EXHIBITS

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

2.3 Agreement and Plan of Merger, dated as of September 1, 2004, between the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation.

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

10.45 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on September 26, 2003.*

10.46 LeCroy Corporation's Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the SEC on September 26, 2003.*

Exhibit
Number                             Description
-------                            -----------

10.47 Amendment No. 2 to the Credit Agreement, dated November 13, 2003, between the Company and The Bank of New York, as Administrative Agent, incorporated by reference to the Company's Form 8-K filed with the SEC on November 24, 2003.

10.48 Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Company and Lutz P. Henckels, incorporated by reference to the Company's Form 8-K filed with the SEC on December 11, 2003.*

10.49 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, and is incorporated herein by reference.*

10.50 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, and is incorporated herein by reference.*

10.51 Form of Separation Agreement, and is incorporated herein by reference.*

16 Letter from Ernst & Young LLP to the Securities and Exchange Commission dated December 4, 2002.

21        Subsidiaries of LeCroy Corporation.

23.1      Consent of Ernst & Young LLP, Independent Registered Public Accounting
          Firm.

23.2      Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1      Certification by the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350.

32.2      Certification by the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K with the SEC on April 8, 2004, reporting under
Item 5 "Other Events" and under Item 7 "Financial Statements and Exhibits" the pricing of its follow-on offering of 1,500,000 shares of common stock at $19.00 per share. Of these shares, the Company offered 500,000 newly issued shares and selling stockholders offered 1,000,000 shares. The Company granted the underwriters an option to purchase up to an additional 15 percent of the shares of common stock included in the offering to cover over-allotments, if any, within 30 days.

     The Company filed a Form 8-K with the SEC on April 14, 2004, reporting under Item 7 "Financial Statements and Exhibits" and under Item 12 "Results of Operations and Financial Condition" the Company's earnings for the three-and nine-month periods ended March 31, 2004.

     The Company filed a Form 8-K with the SEC on April 19, 2004 reporting under
Item 5 "Other Events" the offering of 1,500,000 shares of its common stock. Of these shares, 500,000 were newly issued by the Company and 1,000,000 were offered by ValueAct Capital Partners, L.P. and its affiliates (the "ValueAct Entities"). As a result of this offering, Peter H. Kamin, a managing member, principal owner and controlling person of the general partner of ValueAct Capital Partners, L.P. and a director and principal executive officer of one of the ValueAct Entities, resigned from the Company's board of directors effective April 15, 2004.

     The Company filed a Form 8-K with the SEC on May 19, 2004, reporting under
Item 5 "Other Events" and under Item 7 "Financial Statements and Exhibits" the election of Norman R. Robertson, 55, to the Company's board of directors. Mr. Robertson is a senior vice president, finance and administration, and chief financial officer for Progress Software Corporation, a Bedford, Massachusetts-based supplier of development, deployment, integration and business management applications. Mr. Robertson, who has extensive financial experience, will also serve on the audit committee of the Company's board of directors and as the audit committee's financial expert.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LeCROY CORPORATION

September 7, 2004                                 By /s/ Scott D. Kantor
                                                     --------------------
                                                  Scott D. Kantor
                                                  Vice President Finance,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer


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

          Signature                                      Title                                  Date
          ---------                                      -----                                  ----

  /s/ CHARLES A. DICKINSON                Chairman of the Board of Directors              September 7, 2004
-----------------------------
     Charles A. Dickinson


  /s/ THOMAS H. RESLEWIC                  President, Chief Executive Officer              September 7, 2004
-----------------------------                        and Director
     Thomas H. Reslewic                      (Principal Executive Officer)


  /s/ SCOTT D. KANTOR                        Vice President Finance, Chief                September 7, 2004
-----------------------------                 Financial Officer, Secretary
     Scott D. Kantor                                and Treasurer
                                            (Principal Accounting Officer)


  /s/ ROBERT E. ANDERSON                               Director                           September 7, 2004
-----------------------------
     Robert E. Anderson


  /s/ WALTER O. LeCROY, JR.                            Director                           September 7, 2004
-----------------------------
     Walter O. LeCroy, Jr.


  /s/ NORMAN R. ROBERTSON                              Director                           September 7, 2004
-----------------------------
     Norman R. Robertson


  /s/ WILLIAM G. SCHEERER                              Director                           September 7, 2004
-----------------------------
     William G. Scheerer


  /s/ ALLYN C. WOODWARD, JR.                           Director                           September 7, 2004
-----------------------------
     Allyn C. Woodward, Jr.
