Form 10-Q
period 2004-09-30
LECROY CORP
filed 2004-11-10
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                   ------------------------------------------
                                       OR

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

                                 YES |X| NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT OCTOBER 25, 2004
  ----------------------------------           -------------------------------
  Common stock, par value $.01 share                      12,044,554

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 2004
            (Unaudited)and June 30, 2004.................................    3
          Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months ended September 30, 2004 and 2003.......    4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months ended September 30, 2004 and 2003.......    5
          Notes to Condensed Consolidated Financial Statements (Unaudited)   6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................   17
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   34
 Item 4.  Controls and Procedures........................................   34

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................   36
 Item 6.  Exhibits.......................................................   37

Signature   ............................................................    37


         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveRunner(R), WaveSurfer(TM) and MAUI(TM) are our trademarks. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,    June 30,
In thousands, except par value and share data                                                  2004          2004
---------------------------------------------                                              ------------- ------------
                                                                                            (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents........................................................      $    28,891  $    28,566
    Marketable securities............................................................            9,570        9,534
    Accounts receivable, net.........................................................           24,624       24,675
    Inventories, net.................................................................           25,146       21,978
    Other current assets.............................................................           12,002       11,921
                                                                                           -----------   ----------
      Total current assets...........................................................          100,233       96,674

Property and equipment, net..........................................................           19,433       19,778
Other assets.........................................................................           14,203       13,341
                                                                                           -----------   ----------
TOTAL ASSETS.........................................................................      $   133,869  $   129,793
                                                                                           ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease.................................................      $       111  $       107
    Accounts payable.................................................................           12,547       12,097
    Accrued expenses and other current liabilities...................................           15,096       14,554
                                                                                           -----------   ----------
      Total current liabilities......................................................           27,754       26,758

Deferred revenue and other non-current liabilities...................................            1,751        1,427
                                                                                           -----------   ----------
      Total liabilities..............................................................           29,505       28,185

Stockholders' equity:
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,044,544 and
    11,973,830 shares issued and outstanding as of September 30, 2004 and June
    30, 2004, respectively)..........................................................              120          120
  Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock; none issued and outstanding at September 30, 2004 and June 30,
   2004).............................................................................               --           --
  Additional paid-in capital.........................................................           99,330       98,421
  Warrants to purchase common stock..................................................            2,165        2,165
  Accumulated other comprehensive income.............................................              325          434
  Deferred stock compensation........................................................           (6,855)      (6,509)
  Retained earnings..................................................................            9,279        6,977
                                                                                           -----------   ----------
Total stockholders' equity...........................................................          104,364      101,608
                                                                                           -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $   133,869  $   129,793
                                                                                           ===========   ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three months ended
                                                                       September 30,
In thousands, except per share data                                 2004           2003
-----------------------------------                             -----------    ------------
                                                                 14 Weeks        13 Weeks
Revenues:
  Oscilloscopes and related products.......................     $  32,316       $  24,605
  Service and other........................................         3,189           2,814
                                                                ---------       ---------
    Total revenues.........................................        35,505          27,419

Cost of sales..............................................        14,773          11,799
                                                                ---------       ---------
    Gross profit...........................................        20,732          15,620

Operating expenses:
  Selling, general and administrative......................        12,310           9,921
  Research and development ................................         4,736           3,684
                                                                ---------       ---------
    Total operating expenses...............................        17,046          13,605

Operating income...........................................         3,686           2,015

  Other expense, net.......................................           (32)           (322)
                                                                ---------       ---------
Income before income taxes.................................         3,654           1,693
  Provision for income taxes...............................         1,352             626
                                                                ---------       ---------
Net income.................................................         2,302           1,067

Redemption of convertible preferred stock..................            --           7,665
                                                                ---------       ---------
Net income (loss) applicable to common stockholders........     $   2,302       $  (6,598)
                                                                =========       =========

Net income (loss) per common share applicable to common
  stockholders:
      Basic................................................     $    0.20       $   (0.63)
      Diluted..............................................     $    0.19       $   (0.63)

Weighted average number of common shares:
      Basic................................................        11,612          10,414
      Diluted..............................................        12,177          10,414


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Three months ended
                                                                                                   September 30,
In thousands                                                                                     2004         2003
------------                                                                                 -----------  ------------
                                                                                               14 Weeks     13 Weeks
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................     $   2,302   $   1,067
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...........................................................         1,522       1,553
  Amortization of deferred stock-based compensation.......................................           449           7
  Deferred income taxes...................................................................           993         514
  Recognition of deferred revenue.........................................................          (324)       (324)
  (Gain) loss on disposal of property and equipment, net..................................            (3)         23
  Tax benefit from exercise of stock options..............................................            18          --
Change in operating assets and liabilities:
  Accounts receivable.....................................................................            82         736
  Inventories.............................................................................        (3,478)        951
  Other current and non-current assets....................................................          (335)       (635)
  Accounts payable, accrued expenses and other liabilities................................           956         (88)
                                                                                               ---------   ---------
Net cash provided by operating activities.................................................         2,182       3,804
                                                                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................          (624)       (631)
  Purchase of marketable securities.......................................................           (40)         --
  Business acquisition costs..............................................................          (967)         --
  Purchase of intangible assets...........................................................             --       (150)
                                                                                               ---------   ---------
Net cash used in investing activities.....................................................        (1,631)       (781)
                                                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings under capital leases............................................           (25)        (24)
  Borrowings under line of credit.........................................................            --      10,000
  Redemption of convertible preferred stock...............................................            --     (23,000)
  Payments related to common stock offering...............................................            (7)         --
  Proceeds from employee stock purchase and option plans..................................           103         395
  Payment of seller-financed intangible assets............................................          (250)         --
                                                                                               ---------   ---------
Net cash used in financing activities.....................................................          (179)    (12,629)
                                                                                               ---------   ---------
Effect of exchange rate changes on cash...................................................           (47)        (24)
                                                                                               ---------   ---------
  Net increase (decrease) in cash and cash equivalents....................................           325      (9,630)
  Cash and cash equivalents at beginning of the period....................................        28,566      30,851
                                                                                               ---------   ---------
  Cash and cash equivalents at end of the period..........................................     $  28,891   $  21,221
                                                                                               =========   =========
Supplemental Cash Flow Disclosure
  Cash paid during the period for:
    Interest..............................................................................     $      64   $      25
    Income taxes..........................................................................            48          30

Non-cash investing and financing activities:
  Acquisition of seller-financed intangible assets........................................           963          --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation (the "Company" or "LeCroy") and its wholly-owned subsidiaries. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The condensed consolidated balance sheet as of June 30, 2004 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-period presentation. All material inter-company transactions and balances have been eliminated.

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

    These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The Company's fiscal period ends on the Saturday closest to September 30, which resulted in the period ending October 2, 2004. Fiscal 2005 is a fifty-three week year and, as a result, the first quarter of fiscal 2005 was a 14-week period compared with a 13-week period for the first quarter of fiscal 2004. For clarity of presentation, the condensed consolidated financial statement period-end references are stated as September 30.

2. ACQUISITION

    On September 1, 2004, the Company entered into an agreement to acquire 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") for $6.00 per share plus additional cash to the holders of CATC's outstanding, vested in-the-money stock options and shares issued pursuant to CATC's employee stock purchase plan. In addition, the Company agreed to assume CATC's outstanding unvested, as well as certain vested but not cashed out, stock options. The Company's acquisition of CATC was accomplished via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"), which became effective on October 29, 2004 (see Note 19 - Subsequent Events).

3. STOCK PLANS AND AWARDS

    The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. No compensation expense related to stock options are reflected in the Company's Condensed Consolidated Statements of Operations, as all options granted under past and existing plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on its market value on the date of grant and is included in the Company's Condensed Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation is recorded as an offset to additional paid-in capital and is amortized on a straight-line basis as compensation expense over the vesting period.

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



                                                                                   Three Months Ended
                                                                                     September 30,
                                                                                2004              2003
                                                                            ------------       ------------
                                                                          In thousands, except per share data

Net income, as reported..................................................    $    2,302       $     1,067
Add: stock-based compensation expense included in reported
  net income, net of income taxes........................................           282                 4
Deduct: stock-based compensation expense determined under
  fair value-based method for all awards, net of income taxes............          (683)             (708)
                                                                             ----------       -----------
Pro forma net income ....................................................         1,901               363

Charges related to convertible preferred stock...........................             -             7,665
                                                                             ----------       -----------
Pro forma net income (loss) applicable to common stockholders............    $    1,901       $    (7,302)
                                                                             ==========       ===========

Net income (loss) per common share applicable to common stockholders:
  Basic, as reported.....................................................    $    0.20        $     (0.63)
  Diluted, as reported...................................................    $    0.19        $     (0.63)
  Basic, pro forma.......................................................    $    0.16        $     (0.70)
  Diluted, pro forma.....................................................    $    0.16        $     (0.70)


    In connection with the Merger, on October 29, 2004, the Company established the 2004 Employment Inducement Stock Plan and assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (see Note 19 - Subsequent Events).

4. REVENUE RECOGNITION

     Revenue recognition. The Company recognizes revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, or when services have been provided. The price is considered fixed or determinable when it is not subject to refund or adjustments.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

     Deferred revenue. During the third quarter of fiscal 2004, the Company began shipping its new WaveSurfer family of oscilloscopes. One component of the Company's strategy for distributing this new family of oscilloscopes is the use of a buy-sell distribution channel. This is the Company's initial entry into this distribution channel and because of the associated uncertainty about sell-through volumes the Company has determined that it is only appropriate to recognize revenue when the WaveSurfer is sold by the distributors to their customers. Until revenue is recognized, WaveSurfers sold to distributors are included in the Company's finished goods inventory and recorded in deferred revenue, included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

     Under SAB 101 (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million during the three months ended September 30, 2004 and 2003. Such license fees were included in service and other revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2004, the remaining balance of pre-tax deferred license fee revenue was $1.6 million, of which $1.3 million is reflected in accrued expenses and other current liabilities with the remainder reflected in deferred revenue and non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


5. RESTRUCTURING

    During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in cost of sales, $0.6 million was recorded in selling, general and administrative expense and $0.2 million was recorded in research and development expense). The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. Final payments for severance under this plan occurred in the fourth quarter of fiscal 2004. As of September 30, 2004, $0.8 million of the total $0.9 million has been paid and $0.1 million remains in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. Lease termination costs under this plan will be paid by the end of the third quarter of fiscal 2006.

    During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million ($2.1 million of which was recorded in selling, general and administrative expense and $0.5 million was recorded in research and development expense). The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002. As of September 30, 2004, $2.5 million of the total $2.6 million has been paid and $0.1 million remains in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2006.

6. DERIVATIVES

    The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities"; therefore, any changes in fair value of these contracts are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations. These foreign exchange forward contracts are recorded on the Condensed Consolidated Balance Sheets at fair value. The changes in fair value of these contracts are highly inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities.

    The net (losses) or gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were ($62,000) and $20,000 for the three-month periods ended September 30, 2004 and 2003, respectively. These amounts are included in other expense, net in the Condensed Consolidated Statements of Operations and include gross gains of $19,000 and $0.1 million in the three-month periods ended September 30, 2004 and 2003, respectively. At September 30, 2004 and June 30, 2004, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $6.5 million and $8.2 million, respectively.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


7. COMPREHENSIVE INCOME

    The following table presents the components of comprehensive income:

                                                      Three months ended
                                                         September 30,
                                                   -----------------------
                                                      2004          2003
                                                   ---------     ---------
                                                         In thousands

   Net income..................................    $   2,302      $  1,067
     Unrealized loss on marketable securities..           (5)           --
     Foreign currency translation..............         (104)          469
                                                   ---------      --------
   Comprehensive income........................    $   2,193      $  1,536
                                                   =========      ========

    The Company's investments in debt securities are classified as available-for-sale and are reported at fair value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are included in other expense, net on the Condensed Consolidated Statements of Operations when realized. As of September 30, 2004, the Company had debt securities of $9.6 million, net of an unrealized loss of $27,000. Management has the ability and intent, if necessary, to liquidate any of these investments in order to meet its liquidity needs within the normal operating cycle. Accordingly, all investments in debt securities are classified as current assets.

8. ACCOUNTS RECEIVABLE, NET

    The Company has agreements with two of its customers, who are also vendors, which provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At September 30, 2004 and June 30, 2004, the Company netted approximately $3.0 million and $0.6 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets related to these agreements.

9. INVENTORIES, NET

    Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                                  September 30,   June 30,
                                                      2004         2004
                                                   ---------     ---------
                                                         In thousands
   Raw materials..............................      $   8,127   $   6,617
   Work in process............................          5,082       4,544
   Finished goods.............................         11,937      10,817
                                                    ---------   ---------
                                                    $  25,146   $  21,978
                                                    =========   =========

    The value of demonstration units included in finished goods was $8.3 million and $8.0 million at September 30, 2004 and June 30, 2004, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


10. OTHER CURRENT ASSETS

    Other current assets consist of the following:


                                                     September 30,   June 30,
                                                          2004         2004
                                                      -----------   -----------
                                                            In thousands

   Deferred tax assets, net.........................  $     7,400   $     7,400
   Other receivables................................        1,130           511
   Prepaid probes and accessories...................          700           818
   Value-added tax..................................          741           595
   Other............................................        2,031         2,597
                                                      -----------   -----------
                                                      $    12,002   $    11,921
                                                      ===========   ===========

11. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                     September 30,   June 30,
                                                          2004         2004
                                                      -----------   -----------
                                                            In thousands

   Land, building and improvements..................  $    14,821   $    14,640
   Furniture, machinery and equipment...............       28,100        25,073
   Computer software and hardware...................       15,218        17,637
                                                      -----------   -----------
                                                           58,139        57,350
   Less: Accumulated depreciation and amortization..      (38,706)      (37,572)
                                                      -----------   -----------
                                                      $    19,433   $    19,778
                                                      ===========   ===========

    Depreciation and amortization expense was $1.2 million for the three-month periods ended September 30, 2004 and 2003.

12. OTHER ASSETS

    Other assets consist of the following:


                                                     September 30,   June 30,
                                                          2004         2004
                                                      -----------   -----------
                                                            In thousands

   Intangibles, net................................   $     6,425   $    5,802
   Deferred tax assets, net........................         3,779        4,771
   Goodwill........................................         1,874        1,874
   Other...........................................         2,125          894
                                                      -----------   -----------
                                                      $    14,203   $   13,341
                                                      ===========   ===========


    Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2004 and determined that there was no impairment to its recorded goodwill balances. No impairment indicators arose during the first quarter of fiscal 2005.

    The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in other assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                        Weighted      September 30,  June 30,
                                                                      Average Lives       2004         2004
                                                                     --------------   ------------- ----------
                                                                    (as of September       In thousands
                                                                        30, 2004)
   Amortizable intangible assets:
       Technology, manufacturing and distribution rights..........     4.0 years       $   9,860    $    8,897
       Patents and other intangible assets........................     4.4 years             661           661
       Effect of currency translation on intangible assets........                           148           148
       Accumulated amortization...................................                        (4,244)       (3,904)
                                                                                       ---------    ----------
     Net carrying amount..........................................                     $   6,425    $    5,802
                                                                                       =========    ==========
   Non-amortizable intangible assets:
         Goodwill.................................................                     $   1,874    $    1,874
                                                                                       =========    ==========


    Amortization expense for those intangible assets with finite lives was $0.3 million for the three months ended September 30, 2004 and 2003. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2005 through 2008 will approximate $1.9 million, $1.8 million, $1.8 million, and $1.2 million, respectively.

    In the first quarter of fiscal 2005, the Company purchased a license for approximately $1.0 million for the use of electronic design automation software to be amortized over a three year term of the license.

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                       September 30,   June 30,
                                                           2004          2004
                                                         ---------   ----------
                                                              In thousands
   Compensation and benefits..........................   $   4,062   $    5,022
   Income taxes.......................................       3,332        2,938
   Deferred license fee revenue, current portion......       1,296        1,296
   Warranty...........................................       1,241        1,247
   Deferred revenue, current portion..................       2,223        1,606
   Retained liabilities from discontinued operations..         160          160
   Other..............................................       2,782        2,285
                                                         ---------   ----------
                                                         $  15,096   $   14,554
                                                         =========   ==========
14. WARRANTIES AND GUARANTEES

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three months ended September 30, 2004 and 2003:


                                                                   Three months ended
                                                                      September 30,
                                                                -----------------------
                                                                   2004          2003
                                                                ---------     ---------
                                                                      In thousands
Balance at beginning of period.....................              $  1,247      $  1,235
  Accruals for warranties entered into during the period              417           273
  Warranty costs incurred during the period........                  (423)         (267)
                                                                 --------      --------
Balance at end of period...........................              $  1,241      $  1,241
                                                                 ========      ========

    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of September 30, 2004, there have been no claims under such indemnification provisions.

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

15. DEBT

    On November 13, 2003, the Company amended its $15.0 million revolving credit facility with The Bank of New York. The amended agreement provided the Company with a $25.0 million revolving credit facility expiring on November 30, 2006, which could be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bore interest at prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate ("LIBOR") plus a margin of between 1.25% and 2.25%, depending on the Company's leverage ratio, as such term is defined in the credit agreement. A commitment fee of 0.375% per annum was payable on any unused amount under the facility. This revolving line of credit was secured by a lien on substantially all of the domestic assets of the Company. As of September 30, 2004, the Company was in compliance with its financial covenant requirements and there were no borrowings outstanding under this line of credit. On October 29, 2004, the Company entered into a new $75.0 million credit facility with the lenders written therein and The Bank of New York, as administrative agent for such lenders, which replaced the $25.0 million revolving credit facility referred to above (See Note 19 - Subsequent Events).

16. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of its redeemable convertible preferred stock for proceeds of $10.0 million. The shares of preferred stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. On September 27, 2003, the Company repurchased from the holders of its redeemable convertible preferred stock all 500,000 issued and outstanding shares for $23.0 million in cash. In connection with the repurchase of preferred stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its preferred stock ($1.0 million charged to retained earnings and $6.7 million charged to additional paid-in capital) and recognized transaction costs of $0.4 million included in other expense, net in the Condensed Consolidated Statements of Operations. In accordance with the Securities and Exchange Commission's position published in EITF Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net loss applicable to common stockholders in fiscal 2004.

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

17. COMMITMENTS AND CONTINGENCIES

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

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. LeCroy intends to defend itself vigorously in this litigation.

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending, including those described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


18. EARNINGS PER COMMON SHARE

    The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the three months ended September 30, 2004 and 2003.


                                                                   Three Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                   2004          2003
                                                                ---------     ---------
                                                                      In thousands
Numerator:
     Net Income.............................................  $   2,302     $   1,067
     Redemption of convertible preferred stock..............         --        (7,665)
                                                              ---------     ---------
     Net income (loss) applicable to common stockholders....  $   2,302     $  (6,598)
                                                              =========     =========

Denominator:
     Weighted average shares outstanding:
            Basic ..........................................     11,612        10,414
            Employee stock options and other................        565            --
                                                              ---------     ---------
            Diluted.........................................     12,177        10,414
                                                              =========     =========


    The computation of diluted net income per common share for the three months ended September 30, 2004 and 2003 does not include approximately 1.3 million and
0.6 million, respectively, common stock options, as the effect of including such options would have been anti-dilutive to earnings per share as defined in SFAS No. 128, "Earnings per Share".

    Subsequent to September 30, 2004, the Company issued additional stock options and restricted stock in connection with the CATC acquisition (see Note 19 - Subsequent Events).

19. SUBSEQUENT EVENTS

    As mentioned in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of CATC via the Merger became effective on October 29, 2004. Under the terms of the Merger, the Company acquired 100% of the outstanding common stock of CATC for approximately $120.3 million. The Company paid additional cash of approximately $4.0 million to the holders of CATC's outstanding, vested in-the-money stock options and employee stock purchase plan rights. In addition, the Company granted approximately 648,000 stock options to assume CATC's outstanding unvested, as well as certain vested but not cashed out stock options. The fair value of the options granted is approximately $6.0 million and is included in the acquisition costs net of approximately $2.0 million representing the intrinsic value of unearned compensation to be amortized over the remaining vesting period of the assumed unvested options. Including transaction costs approximating $2.3 million, the acquisition cost was approximately $83.0 million, net of CATC's approximately $47.5 million of cash and cash equivalents.

    As referenced in Note 3 to the Condensed Consolidated Financial Statements, on October 29, 2004, the Company's Board of Directors approved the LeCroy Corporation 2004 Employment Inducement Stock Plan (the "2004 Plan") to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The 2004 Plan does not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares).

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger, including without limitation, amendments reflecting that any stock option and other awards granted thereunder will be exercisable for LeCroy common stock.

    Also on October 29, 2004, the Company entered into a five-year, $75.0 million senior secured credit facility (the "Credit Agreement"), comprised of a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. The Credit Agreement replaces the Company's existing $25.0 million revolving credit facility. The proceeds under the Term Loan have been used fully to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. Performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of the Company and its domestic subsidiaries.

    Borrowings under the Credit Agreement will bear interest at variable rates equal to, at the Company's election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.5% based on the Company's leverage ratio, as defined, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on the Company's leverage ratio, as defined. Interest is payable quarterly beginning March 31, 2005. In addition, the Company must pay commitment fees on unused borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

    As part of the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures.

    Outstanding borrowings of $50.0 million under the Term Loan will be repaid quarterly through October 2009, beginning March 31, 2005, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year for the term of the Credit Agreement.

    Additionally, the Company incurred approximately $1.3 million of transactions fees associated with the Credit Agreement, which have been deferred and will be amortized over the life of the Credit Agreement. As of September 30, 2004, unamortized transaction fees of approximately $87,000 remain in the Condensed Consolidated Balance Sheet from the previously amended revolving credit facility and will be expensed to interest expense in the second fiscal quarter of 2005.

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

    We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, probes, accessories, and applications solutions, and to a lesser extent, our extended warranty contracts and repairs and calibrations we perform on our instruments after the expiration of their warranties. Revenue is recognized when products are shipped or services are rendered to customers net of allowances for anticipated returns. We defer revenues on shipments to buy-sell distributors of our new WaveSurfer family of oscilloscopes until sold by the distributors to their end customers. We sell our products into a broad range of end markets, including computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, or OEMs, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

    We deploy a direct sales model and employ a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers' representatives and distributors in areas where demand levels do not justify direct distribution by us. We segment the world into four areas - North America, Europe/Middle East, Japan and Asia/Pacific. In North America we primarily sell our products directly in the United States. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China. During the third quarter of fiscal 2004, we commenced shipping our new WaveSurfer family of lower bandwidth oscilloscopes, which are being distributed through a combination of a buy-sell distribution channel and our direct channel.

    Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euro, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see Item 3 of this Part I entitled "Quantitative and Qualitative Disclosure About Market Risk" below.

    We have, at times, historically experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, have been principally due to the lower level of general market activity during the summer months, particularly in Europe.

    Cost of sales represents manufacturing costs, which primarily comprise materials, labor and factory overhead. Gross margins represent revenues less cost of sales. Additional factors integral to gross margins earned on our products are mix, as the list prices of our products range from $4,000 to $94,000, and foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while manufacturing costs are U.S. dollar denominated.

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

RESTRUCTURING AND ASSET IMPAIRMENT

    In response to the continued economic downturn in 2003, we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to better position our business for the long term. The resultant charges taken to accomplish these efforts were:


                                                                                Three Months ended
                                                                                   September 30,
                                                         Year Ended June 30,        (unaudited)
                                                         ------------------     ------------------
   (In thousands)                                          2004       2003       2004        2003
                                                        ---------- --------    --------    --------
   Charges for:
     Impaired intangible assets.......................   $   --   $  2,280     $    --   $     --
     Severance and related costs......................       --        163          --         90
                                                         ------   --------     -------   --------
       Cost of sales..................................   $   --   $  2,443     $    --   $     90
                                                         ======   ========     =======   ========
   Charges for:
     Severance and related costs......................   $   --   $    670     $    --   $    522
                                                         ------   --------     -------   --------
       Research and development.......................   $   --   $    670     $    --   $    522
                                                         ======   ========     =======   ========
   Charges for:
     Severance and related costs......................   $   --   $  2,382     $    --   $  2,042

     Plant closure....................................       --        286          --         --
     Unused restructuring reserve.....................       --        (78)         --         --
                                                         ------   --------     -------   --------
       Selling, general  and administrative...........   $   --   $  2,590     $    --   $  2,042
                                                         ======   ========     =======   ========


     As of September 30, 2004, $3.3 million of the total $3.5 million severance, plant closure and related reserve has been paid. In addition, as of September 30, 2004, remaining lease termination costs of $0.1 million remains in accrued expenses and other current liabilities and will be paid by the end of the third quarter of fiscal 2006. Severance and other related amounts of $0.1 million will be paid by the end of the second quarter of fiscal 2006. No similar restructuring charges were incurred in fiscal 2004 or in the three months ended September 30, 2004.

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

     These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 which includes a description of our critical accounting policies involving significant judgment by LeCroy's management. In particular, judgment is used in areas such as revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets, estimation of warranty liabilities and valuation of goodwill. There have been no changes in our critical accounting policies since June 30, 2004.

CONSOLIDATED RESULTS OF OPERATIONS

    The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three-months ended September 30, 2004 and 2003.

                                                         Three months ended
                                                             September 30,
 (Unaudited)                                            2004             2003
                                                     ---------        ---------
 Revenues:
   Oscilloscopes and related products ..........        91.0%            89.7%
   Service and other............................         9.0             10.3
                                                      ------           ------
     Total revenues.............................       100.0            100.0
 Cost of sales..................................        41.6             43.0
                                                      ------           ------
     Gross profit...............................        58.4             57.0
 Operating expenses:
   Selling, general and administrative                  34.7             36.2
   Research and development.....................        13.3             13.4
                                                      ------           ------
     Total operating  expenses..................        48.0             49.6
 Operating income ..............................        10.4              7.4
   Other expense, net...........................        (0.1)            (1.2)
                                                      ------           ------
 Income before income taxes.....................        10.3              6.2


  Provision for income taxes...................          3.8              2.3
                                                      ------           ------
 Net income ....................................         6.5              3.9
 Redemption of convertible preferred
   stock........................................         --             28.0
                                                      ------           ------
 Net income (loss) applicable to common
   stockholders.................................         6.5%           (24.1)%
                                                      ======           ======


COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

    Total revenues were $35.5 million in the first quarter of fiscal 2005, compared to $27.4 million in the first quarter of fiscal 2004, an increase of 29.5%, or $8.1 million. The net increase of $8.1 was mainly related to sales of oscilloscopes and related products. The increase in oscilloscopes and related products was mainly driven by the WaveSurfer family launched in the fourth quarter of fiscal 2004. Additionally, increased demand for WaveRunner oscilloscopes resulted in a $4.0 million increase in revenues representing 26.9% unit growth year on year.

    Service and other revenues primarily consist of service revenues and license and maintenance fees. Service revenue increased 9.1% to $2.4 million in the first quarter of fiscal 2005 from $2.2 million in the same period last year. Service and other revenue in the first quarter of both fiscal 2005 and 2004 includes $0.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Foreign currency fluctuations contributed approximately $1.1 million to the increase in total revenues in the first quarter of fiscal 2005 compared to the same period last year. Revenues by geographic location expressed in absolute dollars and as a percentage of total revenues were:

                                                         Three Months Ended
                                                             September 30,
                                                             (unaudited)
                                                     --------------------------
 (In thousands)                                         2004             2003
                                                     ---------        ---------
   North America..................................  $  10,110        $   9,508
   Europe/Middle East.............................     10,830            7,396
   Japan .........................................      6,510            4,511
   Asia/Pacific...................................      8,055            6,004
                                                    ---------        ---------
      Total revenues..............................  $  35,505        $  27,419
                                                    =========        =========


                                                         Three Months Ended
                                                             September 30,
                                                             (unaudited)
                                                     --------------------------
                                                        2004             2003
                                                     ---------        ---------
   North America..................................      28.5%            34.7%
   Europe/Middle East.............................      30.5             26.9
   Japan .........................................      18.3             16.5
   Asia/Pacific...................................      22.7             21.9
                                                    ---------        ---------
      Total revenues..............................     100.0%           100.0%
                                                    =========        =========

    Gross profit in the first quarter of fiscal 2005 was $20.7 million, or 58.4% gross margin, compared to $15.6 million, or 57.0% gross margin in the same period in fiscal 2004. The increase in gross margin was primarily due to two factors: (i) higher average selling prices in our WaveRunner 6000 series of oscilloscopes compared to the previous generation of WaveRunners, which were replaced starting in October 2003; (ii) a higher proportion of sales internationally where we benefit from higher average selling prices and favorable exchange rates; and (iii) favorable absorption of fixed production capacity primarily resulting from an 82% increase in oscilloscope units shipped relative to the same period in fiscal 2004.

    Selling, general and administrative expense was $12.3 million in the first quarter of fiscal 2005 compared to $9.9 million in the first quarter of fiscal 2004, an increase of 24.1% or $2.4 million. Included in selling, general and administrative expense in the first quarter of fiscal 2005 is $374,000 of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004. The remaining increase was primarily due to increased variable selling costs related to higher revenues, salary increases and certain legal and compliance expenses. Variable selling and order generation costs increased by $1.8 million and general and administrative costs increased by $0.6 million in the first quarter of fiscal 2005 compared to the same period in the prior year. As a percentage of revenues, selling, general and administrative expense decreased from 36.2% in the first quarter of fiscal 2004 to 34.7% in the first quarter of fiscal 2005. This decrease as a percentage of revenues was primarily due to our ability to leverage expenses over the incremental revenues in the first quarter of fiscal 2005. In the second quarter of fiscal 2005, we estimate selling, general and administrative expense will increase when compared to the second quarter of fiscal 2004 due to increased variable selling costs on higher forecasted revenues, higher performance bonuses compared to the same period in fiscal 2004 and the impact of the acquisition of combining Computer Access Technology Corporation ("CATC").

    Research and development expense was $4.7 million in the first quarter of fiscal 2005, compared to $3.7 million in the first quarter of fiscal 2004, an increase of 28.6% or $1.0 million. Included in research and development expense in the first quarter of fiscal 2005 is $71,000 of non-cash amortization of deferred compensation related to our equity-based long term incentive plan introduced at the end of fiscal 2004. The increase was primarily due to salary increases and the timing of certain project specific engineering expenses related to new product introduction. As a percentage of total revenues, research and development expense decreased from 13.4% in the first quarter of fiscal 2004 to 13.3% in the first quarter of fiscal 2005, which is consistent with our long-term operating model of spending approximately 13% of revenues on product development. In the current fiscal year we intend to continue to invest a substantial percentage of our revenues in our research and development efforts. We have development efforts underway and expect to introduce new products in the current year that address customer needs for solutions in market sectors such as wide band and ultra-wide band oscilloscopes. We believe that our advanced hardware and software technologies incorporated into our core products can be adapted to address additional sectors of the large and diverse test and measurement market where we have not historically focused.

    Other expense, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was ($32,000) in the first quarter of fiscal 2005, compared to ($0.3) million in the first quarter of fiscal 2004, which included $0.4 million of transaction costs associated with the redemption of preferred stock. In the first quarter of fiscal 2005, foreign exchange losses of $62,000 were partially offset by interest income of $30,000. In the corresponding quarter in fiscal 2004, we earned $28,000 of net interest income and recognized $20,000 of foreign exchange gains.

    Our effective tax rate was 37.0% in the first quarter of fiscal 2005 and 2004.

    On September 27, 2003, we purchased from the holders of our preferred stock all 500,000 issued and outstanding shares of the preferred stock for $23.0 million in cash. In accordance with the Security and Exchange Commission's position published in Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded a charge of approximately $7.7 million representing the premium paid to the holders of our preferred stock as a charge to arrive at a net loss applicable to common stockholders in the first quarter of fiscal 2004.

ACQUISITION

    As mentioned in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of CATC via the Merger became effective October 29, 2004. Under the terms of the Merger, the Company acquired 100% of the outstanding common stock of CATC for approximately $120.3 million. The Company paid additional cash of approximately $4.0 million to the holders of CATC's outstanding, vested in-the-money stock options and employee stock purchase plan rights. In addition, the Company granted approximately 648,000 stock options to assume CATC's outstanding unvested, as well as certain vested but not cashed out, stock options. The fair value of the options granted is approximately $6.0 million and is included in the acquisition costs net of approximately $2.0 million recorded as unearned compensation to be amortized over the remaining vesting period of the assumed unvested options. Including transaction costs approximating $2.3 million, the acquisition cost was approximately $83.0 million net of CATC's approximately $47.5 million of cash and cash equivalents.

    As noted in Note 3 to the Condensed Consolidated Financial Statements, on October 29, 2004 the Company's Board of Directors approved the LeCroy Corporation 2004 Employment Inducement Stock Plan (the "2004 Plan") to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including a majority of CATC's employees. The 2004 Plan does not require stockholder approval . The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares).

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities at September 30, 2004 improved to $38.5 million compared to $38.1 million at June 30, 2004.

     We provided $2.2 million of net cash from operating activities in the first quarter of fiscal 2005 compared to $3.8 million in the same period last year. Changes in operating assets and liabilities resulted in a $3.7 million increase in net use of cash relative to the first quarter last year primarily as a result of a $3.5 million increase in inventories due to the receipt of a substantial quantity of parts in anticipation of a new product cycle at the high end as well as deployment of WaveRunner demos in support of the launch of the WaveRunner 6000A. This net use of cash more than offset the beneficial cash generative effects of the 63% increase in net income plus non cash charges in net income year over year, as well as the 93% increase in the consumption of deferred tax assets representing that portion of our provision for income taxes that will not require an outlay of cash.

    Net cash used in investing activities was ($1.6) million in the first quarter of fiscal 2005 compared to ($0.8) million in the same period in fiscal 2004. This increase was primarily due to $1.0 million of business acquisition costs paid in the first quarter of fiscal 2005 in anticipation of our acquisition of CATC (see "Acquisition" above).

    Net cash used in financing activities was ($0.2) million for the first quarter of fiscal 2005 compared to ($12.6) for the same period in fiscal 2004. This decrease in cash used in financing activities was primarily due to the repurchase of our preferred stock partially offset by borrowings of $10.0 million under our revolving credit facility in the first quarter of fiscal 2004.

    On October 29, 2004 the Company completed its acquisition of CATC for approximately $83.0 million net of approximately $2.3 million of transactions fees and approximately $47.5 million of CATC's cash and cash equivalent (see "Acquisition" above). The acquisition was financed through a Term Loan borrowing and the utilization of cash and cash equivalents as described below.

    On November 13, 2003, we amended our $15.0 million revolving credit facility with The Bank of New York. The amended agreement provided us with a $25.0 million revolving credit facility expiring on November 30, 2006, which could be used to provide funds for general corporate purposes and acquisitions. Borrowings under this line bore interest at an annual rate of prime plus a margin not to exceed 1.00%, or at the London Interbank Offering Rate (LIBOR) plus a margin of between 1.25% and 2.25%, depending on our leverage ratio, as such term is defined in the credit agreement. A commitment fee of 0.375% per annum was payable on any unused amount under the facility. This revolving credit facility was secured by a lien on substantially all of our domestic assets. As of September 30, 2004, we were in compliance with our financial covenant requirements and there were no borrowings outstanding under this line of credit.

    On October 29, 2004, the Company entered into a five-year, $75.0 million senior secured credit facility (the "Credit Agreement"), comprised of a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. The Credit Agreement replaces the Company's existing $25.0 million revolving credit facility. The proceeds under the Term Loan have been used fully to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. Performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of the Company and its domestic subsidiaries.

    Borrowings under the Credit Agreement will bear interest at variable rates equal to, at the Company's election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.5% based on the Company's leverage ratio, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on the Company's leverage ratio. Interest is payable quarterly beginning March 31, 2005. In addition, the Company must pay commitment fees on unused borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

    As part of the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures.

    Outstanding borrowings of $50.0 million under the Term Loan will amortize quarterly, beginning March 31, 2005, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year for the term of the Credit Agreement.

    We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of September 30, 2004, we had $0.2 million outstanding under this line of credit, $0.1 million of which was current and the remaining $0.1 million of which was included in deferred revenue and other non-current liabilities on the Condensed Consolidated Balance Sheet. This line of credit expires November 2005 and outstanding borrowings bear interest at an annual rate of 12.2%.

    In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen (approximately $1.4 million as of September 30, 2004). No amounts were outstanding under these facilities as of September 30, 2004 and June 30, 2004. We also have an overdraft facility in our LeCroy S.A. subsidiary totaling 1.0 million Swiss francs (approximately $0.8 million as of September 30, 2004). As of September 30, 2004, there were no amounts outstanding under this facility.

    We believe that our cash on hand, cash equivalents, marketable securities, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital, capital expenditure and debt service requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, technology license agreement and our Term Loan as set forth in the table below:



                                                     Payments due by Period as of September 30, 2004
                                                  -------------------------------------------------------
                                                           Less than                          More than 5
                                                  Total     1 Year     1-3 Years  3-5 Years      Years
                                                --------   ---------   ---------  ---------   -----------
   (In thousands)
   Capital lease obligations................... $    170   $    101    $     69   $     --    $    --
   Employee severance agreements...............      132        108          24         --         --
   Operating lease obligations.................    5,089      1,430       3,438        221         --
   Intangible asset obligation.................      963        298         665         --         --
                                                --------   --------    --------   --------    --------
   Obligations as of September 30, 2004........    6,354      1,937       4,196        221         --
   Term Loan obligations *.....................   50,000      3,750      28,125     18,125         --
                                                --------   --------    --------   --------    --------
   Total....................................... $ 56,354   $  5,687    $ 32,321   $ 18,346    $    --
                                                ========   ========    ========   ========    ========


* The Term Loan was entered into on October 29, 2004.


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

     o changes in the estimation of the future size and growth rates of our markets;

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

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of September 30, 2004, we had recorded $11.2 million of net deferred tax assets related to the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. As of September 30, 2004, we had recorded a valuation allowance of $5.3 million to reserve for those deferred tax assets we believe are not likely to be realized in future periods. An additional valuation allowance would be recorded if it was more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our consolidated statement of operations, which would have an adverse impact on our operating results.

     WE FACE RISKS FROM FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCY VERSUS THE U.S. DOLLAR AND THE COST OF CURRENCY EXCHANGE, WHICH AFFECT OUR COST OF SALES AND OPERATING MARGINS AND COULD RESULT IN EXCHANGE LOSSES.

     A large portion of our sales and expenses are denominated in foreign currencies. We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, European monetary unit, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, and Singapore dollar.

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

     No assurance can be given that our strategies will prevent future currency fluctuations from having a material adverse affect on our business, financial condition, results of operations or liquidity.

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

     We market and sell our products and services outside the United States, and currently have employees located in China, France, Germany, Hong Kong, Italy, Japan, Singapore, South Korea, Sweden, Switzerland and the United Kingdom. Many of our customers and licensees are located outside the United States. As part of our strategy, we have expanded our international sales, particularly in China. We face numerous risks in doing business outside the United States, including:

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

     o    a stronger U.S. dollar which could make our products more expensive;

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

     We are engaged in intellectual property litigation, including with Tektronix. On April 28, 2003, Tektronix filed a complaint against us in the United States District Court for the District of Oregon claiming that we infringed on eight of its U.S. patents. In our responsive pleading, we denied that we have infringed, or are infringing, on any of these patents, and contend that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, we filed an amended counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing on three of our patents. Discovery in this case is ongoing and the outcome cannot be predicted.

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

     POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES, AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. On September 1, 2004, we entered into an Agreement and Plan of Merger with Computer Access Technology Corporation, or CATC, pursuant to which we acquired all of the outstanding shares of common stock of CATC on October 29, 2004. As a result of our acquisition of CATC or other transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

     WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL WE NEED TO MAINTAIN OR GROW OUR BUSINESS.

     Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than our $75.0 million credit facility with The Bank of New York and the other lenders party thereto, which replaced our $25.0 million credit facility with The Bank of New York, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all.

     The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

     o    our results of operations;

     o    general economic conditions and conditions in our industry;

     o    the perception in the capital markets of our business;

     o    our ratio of debt to equity;

     o    our financial condition;

     o    our business prospects; and

     o    changes in interest rates.

     In addition, certain covenants relating to our $75.0 million credit facility impose certain limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

     Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us and entirely reserved for after the sale of the Vigilant Networks segment and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse affect on our results of operations.

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

     There has been an increasing public debate about the proper accounting treatment for employee stock options. In March 2004, the Financial Accounting Standards Board, or FASB, issued an exposure draft entitled "Share-based Payment, an amendment of FASB Statements No. 123 and No. 95," requiring companies to expense the fair value of all employee equity-based awards granted, modified or settled. The tentative requirements would be effective for us in our 2006 fiscal year commencing July 2005 and would require any options issued or vesting on or after that date to be recognized as compensation expense in accordance with the future statement. Currently, we record compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for option grants that have an exercise price below fair value. It is possible that future laws, regulations and accounting pronouncements will require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, which would have an adverse effect on our results of operations.

     WE HAVE A CREDIT FACILITY THAT CONTAINS FINANCIAL COVENANTS, AND THE FAILURE TO COMPLY WITH THESE COVENANTS COULD HARM OUR FINANCIAL CONDITION BECAUSE OUR CREDIT FACILITY MAY BE UNAVAILABLE TO US.

     We have a $75.0 million credit facility with The Bank of New York and the other lenders party thereto, which replaced our $25.0 million credit facility with The Bank of New York. We are subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, leverage ratio and fixed charge coverage ratio requirements. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our credit facility will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash or comply with the financial covenants under our credit facility may adversely affect our business, results of operations, liquidity and financial condition.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and stockholder rights plan and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

     IF CATC DEVOTES RESOURCES TO DEVELOPING PRODUCTS FOR EMERGING COMMUNICATIONS STANDARDS THAT ULTIMATELY ARE NOT WIDELY ACCEPTED, OUR BUSINESS COULD BE HARMED.

    Our future growth depends, in part, upon CATC's ability to develop, manufacture and sell in volume advanced verification systems for existing, emerging and yet unforeseen communications standards. CATC has little or no control over the conception, development or adoption of new standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and CATC has virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. CATC may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. Failure of a standard for which CATC devotes substantial resources to gain widespread acceptance would likely harm our business.

     IF CATC FAILS TO MAINTAIN AND EXPAND ITS RELATIONSHIPS WITH THE CORE OR PROMOTER COMPANIES IN ITS TARGET MARKETS, THEY MAY HAVE DIFFICULTY DEVELOPING AND MARKETING THEIR PRODUCTS.

     It is important to CATC's success to establish, maintain and expand their relationships with technology and infrastructure leader companies developing emerging communications standards in their target markets. We believe CATC must work closely with these companies to gain valuable insights into new market demands, obtain early access to standards as they develop and help us design new or enhanced products. Generally, CATC does not enter into contracts obligating these companies to work or share their technology. Industry leaders could choose to work with other companies in the future. If CATC fails to establish, maintain and expand its industry relationships, CATC could lose first-mover advantage with respect to emerging standards and it would likely be more difficult for CATC to develop and market products that address these standards.

     WE FACE BURDENS RELATING TO THE RECENT TREND TOWARD STRICTER CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS.

    Recently adopted or new legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may lead to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

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

     We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer and chief operating officer, are former employees of Tektronix. In 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. We are currently engaged in intellectual property litigation with Tektronix in which both sides have claimed that the other is infringing its patents. This litigation is described in more detail under Item 1, "Legal Proceedings," of Part II of this Form 10-Q.

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

     WE MUST SUCCESSFULLY EXECUTE OUR STRATEGY TO INTRODUCE NEW PRODUCTS.

     One of our key strategies is to expand our addressable portion of the oscilloscope market by introducing new products such as sampling oscilloscopes. We have in the past withdrawn a product line due to implementation concerns. In August 2000, we divested our Vigilant Networks, Inc. subsidiary because, while its technology was potentially viable, the additional capital investment required for its commercial success was judged to be too high. The success of our new product offerings will depend on a number of factors, including our ability to identify customer needs properly, manufacture and deliver products in sufficient volumes on time, differentiate offerings from competitors' offerings, price products competitively and anticipate competitors' development of new products or technological innovations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, Euro, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won and Singapore dollar.

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

    The net (losses) or gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were ($62,000) and $20,000 for the three-month periods ended September 30, 2004 and 2003, respectively. These net (losses) gains are included in other expense, net in the Condensed Consolidated Statements of Operations and include gross gains of $19,000 and $0.1 million in the three-month periods ended September 30, 2004 and 2003, respectively. At September 30, 2004 and June 30, 2004, the notional amounts of our open foreign exchange forward contracts, all with maturities of less than six months, were approximately $6.5 million and $8.2 million, respectively.

     We performed a sensitivity analysis for the first quarter of fiscal 2005 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash, cash equivalents. marketable securities as well as our new $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows. Please refer to Note 19 - Subsequent Events for specifics related to our new credit facility.

ITEM 4. CONTROLS AND PROCEDURES

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

    There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                               LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On April 28, 2003, Tektronix Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, the Company filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing three of the Company's patents. The Company believes it has meritorious defenses and intends to defend this action vigorously. Discovery in this case is ongoing and the outcome cannot be predicted.

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing, contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. LeCroy intends to defend itself vigorously in this litigation.

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending, including those described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

ITEM 6. EXHIBITS

                                            EXHIBITS

         2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among LeCroy Corporation, Cobalt Acquisition Corporation and Computer Access Technology Corporation, incorporated by reference to the Company's Form 8-K filed with the SEC on September 2, 2004

         31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

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

Date: November 10, 2004         LeCROY CORPORATION

                                /s/ Scott D. Kantor
                                ----------------------------------------------
                                    Scott D. Kantor
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer

                                  EXHIBIT INDEX

  EXHIBITS NO.                          DESCRIPTION

         2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among LeCroy Corporation, Cobalt Acquisition Corporation and Computer Access Technology Corporation, incorporated by reference to the Company's Form 8-K filed with the SEC on September 2, 2004

         31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350