Form 10-Q
period 2004-12-31
LECROY CORP
filed 2005-02-10
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition from __________ to __________.

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

                               YES |X| NO | |

Indicate by check mark ("X") whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES |X| NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT JANUARY 31, 2005
 ----------------------------------           ---------------------------------
 Common stock, par value $.01 share                   12,318,702

================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheets as of December 31, 2004
             (Unaudited) and June 30, 2004................................     3
            Condensed Consolidated Statements of Operations (Unaudited) for
             the Three and Six Months ended December 31, 2004 and 2003....     4
            Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months ended December 31, 2004 and 2003..........     5
            Notes to Condensed Consolidated Financial
             Statements (Unaudited) ......................................     6
 Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    23
 Item 3.    Quantitative and Qualitative Disclosures About Market Risk....    44
 Item 4.    Controls and Procedures.......................................    46

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings.............................................    47
 Item 4.    Submission of Matters to a Vote of Security Holders...........    48
 Item 6.    Exhibits.......................................................   49

Signature     .............................................................   52


         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveRunner(R), WaveSurfer(TM), MAUI(TM) and CATC(TM) are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                          LECROY CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    JUNE 30,
IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA                                                 2004          2004
-------------------------------------------------------------------------------------     ------------  -----------
                                                                                            (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents........................................................      $    16,933  $    28,566
    Marketable securities............................................................               --        9,534
    Accounts receivable, net.........................................................           27,575       24,675
    Inventories, net.................................................................           26,485       21,978
    Other current assets.............................................................           10,339       11,921
                                                                                           -----------  -----------
      Total current assets...........................................................           81,332       96,674

Property and equipment, net..........................................................           19,636       19,778
Goodwill.............................................................................           81,594        1,874
Other non-current assets.............................................................           14,066       11,467
                                                                                           -----------  -----------
TOTAL ASSETS.........................................................................      $   196,628  $   129,793
                                                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital leases.............................      $     8,105  $       107
    Accounts payable.................................................................           15,692       12,097
    Accrued expenses and other current liabilities...................................           20,118       14,554
                                                                                           -----------  -----------
      Total current liabilities......................................................           43,915       26,758

Long-term debt.......................................................................           43,306           --
Deferred revenue and other non-current liabilities...................................            1,354        1,427
                                                                                           -----------  -----------
      Total liabilities..............................................................           88,575       28,185

Stockholders' equity:
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,210,993 and
    11,973,830 shares issued and outstanding as of December 31, 2004 and June
    30, 2004, respectively)..........................................................              122          120
  Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and
    outstanding as of December 31, 2004 and June 30, 2004)...........................               --           --
  Additional paid-in capital.........................................................          107,116       98,421
  Warrants to purchase common stock..................................................            2,165        2,165
  Accumulated other comprehensive income.............................................            2,040          434
  Deferred stock compensation........................................................           (9,800)      (6,509)
  Retained earnings..................................................................            6,410        6,977
                                                                                           -----------  -----------
Total stockholders' equity...........................................................          108,053      101,608
                                                                                           -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $   196,628  $   129,793
                                                                                           ===========  ===========


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                          LECROY CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,                  DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                                 2004           2003            2004          2003
--------------------------------------------------------------  ------------   ------------   -------------  ------------
                                                                  (13 weeks)     (13 weeks)     (27 weeks)   (26 weeks)
Revenues:
    Test and measurement products............................       $39,243        $27,019         $71,559       $51,624
    Service and other........................................         3,545          2,752           6,734         5,566
                                                                ------------   ------------   -------------  ------------
         Total revenues......................................        42,788         29,771          78,293        57,190

Cost of revenues.............................................        22,182         12,691          36,955        24,491
                                                                ------------   ------------   -------------  ------------
         Gross profit........................................        20,606         17,080          41,338        32,699

Operating expenses:
    Selling, general and administrative......................        15,044         10,335          27,354        20,254
    Research and development.................................         8,800          3,781          13,536         7,465
                                                                ------------   ------------   -------------  ------------
         Total operating expenses............................        23,844         14,116          40,890        27,719

Operating (loss) income .....................................        (3,238)         2,964             448         4,980

    Other (expense) income, net..............................           (29)            80             (61)         (242)
                                                                ------------   ------------   -------------  ------------
(Loss) income before income taxes............................        (3,267)         3,044             387         4,738
    (Benefit from) provision for income taxes................          (398)         1,126             954         1,753
                                                                ------------   ------------   -------------  ------------
Net (loss) income............................................        (2,869)         1,918            (567)        2,985

Redemption of convertible preferred stock....................             -              -               -         7,665
                                                                ------------   ------------   -------------  ------------
Net (loss) income applicable to common stockholders..........       $(2,869)       $ 1,918          $ (567)      $(4,680)
                                                                ============   ============   =============  ============

Net (loss) income per common share
 applicable to common stockholders:
              Basic..........................................       $ (0.25)        $ 0.18         $ (0.05)      $ (0.45)
              Diluted........................................       $ (0.25)        $ 0.18         $ (0.05)      $ (0.45)

Weighted average number of common shares:
              Basic..........................................        11,655         10,498          11,633        10,456
              Diluted........................................        11,655         10,690          11,633        10,456


      The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                   LeCROY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
IN THOUSANDS                                                                                     2004         2003
------------------------------------------------------------------------------------------   -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................................................................   $      (567) $    2,985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Write-off of acquired in-process research and development...............................         2,190          --
  Depreciation and amortization...........................................................         3,683       3,133
  Stock-based compensation................................................................         1,112          14
  Amortization of debt issuance costs.....................................................           163          40
  Deferred income taxes...................................................................           162       1,280
  Recognition of SAB 101 deferred license revenue.........................................          (648)       (648)
  Loss on disposal of property and equipment, net.........................................            67          63
  Tax benefit from exercise of stock options..............................................           142          --
  Write-off of inventory..................................................................         2,723         350
  Write-off of intangible assets..........................................................         1,500          --
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in an acquisition:
  Accounts receivable.....................................................................           531       2,901
  Inventories.............................................................................        (2,980)      2,152
  Other current and non-current assets....................................................           340      (1,859)
  Accounts payable, accrued expenses and other liabilities................................         3,045          99
                                                                                             -----------  ----------
Net cash provided by operating activities.................................................        11,463      10,510
                                                                                             -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................        (1,424)     (1,727)
  Proceeds from sale of marketable securities.............................................         9,534          --
  Business acquisition costs, net of acquired cash........................................       (80,345)         --
  Purchase of intangible assets...........................................................            --        (150)
                                                                                             -----------  ----------
Net cash used in investing activities.....................................................       (72,235)     (1,877)
                                                                                             -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings and capital leases..............................................           (52)     (5,047)
  Borrowings under line of credit.........................................................        50,000      10,000
  Redemption of convertible preferred stock...............................................            --     (23,000)
  Debt issuance costs.....................................................................        (1,378)         --
  Payments related to common stock offering...............................................            (7)         --
  Proceeds from employee stock purchase and option plans..................................           993       1,509
  Payment of seller-financed intangible assets............................................          (314)       (250)
                                                                                             -----------  ----------
Net cash provided by (used in) financing activities.......................................        49,242     (16,788)
                                                                                             -----------  ----------
Effect of exchange rate changes on cash...................................................          (103)        395
                                                                                             -----------  ----------
  Net (decrease) in cash and cash equivalents.............................................       (11,633)     (7,760)
  Cash and cash equivalents at beginning of the period....................................        28,566      30,851
                                                                                             -----------  ----------
  Cash and cash equivalents at end of the period..........................................   $    16,933  $   23,091
                                                                                             ===========  ==========
Supplemental Cash Flow Disclosure
   Cash paid during the period for:
    Interest..............................................................................   $       261  $       64
    Income taxes..........................................................................           771         110

Non-cash investing and financing activities:
  Acquisition of seller-financed intangible assets........................................   $     1,331          --
  Issuance of LeCroy stock options for business acquisition...............................         3,166          --



      The accompanying notes are an integral part of these condensed consolidated financial statements.


                               LeCROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "LeCroy", unless otherwise indicated). These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The condensed consolidated balance sheet as of June 30, 2004 has been derived from these audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts to conform to the current-period presentation. All material inter-company transactions and balances have been eliminated.

     The Company's condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to the allowance for doubtful accounts, allowance for excess and obsolete inventory, warranty accrual, stock-based compensation, intangible asset valuation, including goodwill, determining if and when impairments have occurred, and the assessment of the valuation of deferred income taxes and income tax reserves. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

     These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year. The Company's fiscal period ends on the Saturday closest to December 31, which resulted in the period ending on January 1, 2005. For clarity of presentation, the condensed consolidated financial statement period-end references are stated as December 31.

2. ACQUISITION

     On October 29, 2004, the Company completed its acquisition of 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the Merger. Through the acquisition, CATC is expected to enable LeCroy to capitalize on the increasing demand for serial data test instruments, leverage its global, technical, direct sales force to accelerate the growth of CATC's products, strengthen its position in the data storage market, increase penetration into the computer market, expand gross margins, increase operating leverage leading to expanded operating margins and increase cash generation capabilities.


     Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested in-the-money stock options and employee stock purchase plan (the "ESPP") purchase rights. Further,

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which will be charged as compensation expense to operations as earned by employees over their remaining vesting periods. LeCroy paid cash of $80.3 million, net of cash acquired, using $30.3 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). (See Note 15). The Merger consideration is summarized below (in thousands):


        Cash for shares                                   $ 120,281
        Cash for options and ESPP purchase rights             3,966
        Fair value of stock options assumed                   5,111
        Unearned stock compensation on unvested
          options assumed                                    (1,945)
        Transaction costs                                     2,564
                                                          ---------
        Total purchase price                              $ 129,977
                                                          =========

     The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory is valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The preliminary purchase price allocation is not yet finalized however, the Company expects to finalize the allocation within the third quarter of fiscal 2005. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the preliminary purchase price over the fair value of the net assets acquired has been allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. The preliminary allocation of purchase price as of October 29, 2004 is summarized below (in thousands):


        Cash and cash equivalents                         $  46,466
        Accounts receivable                                   2,296
        Inventory                                             3,848
        Other current assets                                    133
        Property and equipment                                  663
        Other non-current assets                                 28
        In-process research and development                   2,190
        Purchased technology                                  3,080
        Purchased trade name                                     70
        Purchased purchase orders                                90
        Goodwill                                             79,720
        Current liabilities assumed                          (5,897)
        Long-term liabilities assumed                          (652)
        Deferred tax liability                               (2,058)
                                                          ---------
        Total purchase price                              $ 129,977
                                                          =========

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     The following table presents the details of the intangible amortizable assets acquired in the Merger and the unamortized value as of December 31, 2004:

                                                                   Weighted                 Accumulated
   (In thousands)                                               Average Lives     Cost     Amortization      Net
                                                                -------------    ------    ------------      ---
   Amortizable intangible assets:
       Purchased technology................................      2.0 years       $3,080        $ 297       $2,783
       Purchased tradename.................................      1.0 year            70           12           58
       Purchased purchase orders...........................      0.2 years           90           90           --
                                                                                 ------        -----       ------
     Total intangibles purchased...........................                      $3,240        $ 399       $2,841
                                                                                 ======        =====       ======

     Amortization expense for intangible assets acquired in the Merger was $0.4 million for the three and six month periods ended December 31, 2004. Amortization expense for the intangible assets acquired in the Merger has been recorded in the Condensed Consolidated Statements of Operations as follows:

                                                    Three Months Ended        Six Months Ended
                                                       December 31,             December 31,
                                                     ----------------         ----------------
(In thousands)                                       2004        2003         2004        2003
                                                     ----        ----         ----        ----
Cost of revenues............................         $387         $ -         $387         $ -
General and administrative expense..........           12                       12
                                                  -----------------------------------------------
   Total....................................         $399         $ -         $399         $ -
                                                  ===============================================


     The amortization expense of intangible assets acquired in the Merger for the current fiscal year to date and as estimated for the remainder of fiscal 2005 and in future years is as follows:

                                             Amount
                          Fiscal Year    (In thousands)
                        ---------------- ----------------
                             2005                 $1,315
                             2006                  1,339
                             2007                    586
                                         ----------------
                                                  $3,240
                                         ================

     The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. ("FIN") 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge was included in research and development expense in the Condensed Consolidated Statement of Operations.

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     The Condensed Consolidated Statements of Operations include the results of operations of CATC since October 29, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the Merger had occurred at the beginning of each period presented.

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              DECEMBER 31,              DECEMBER 31,
                                                                         -------------------       ----------------------
(In thousands, except per share data)                                      2004        2003         2004            2003
                                                                         -------     -------       -------        -------
Revenues ...........................................................     $43,235     $33,908       $83,317        $65,322

Net (loss) income before non-recurring charges directly
attributable to the Merger, applicable to common stockholders ......     ($1,884)      ($138)      ($3,725)      ($10,944)

Net (loss) income per share before non-recurring charges
directly attributable to the Merger- basic .........................      ($0.16)     ($0.01)       ($0.32)        ($1.05)

Net (loss) income per share before non-recurring charges
directly attributable to the Merger - diluted ......................      ($0.16)     ($0.01)       ($0.32)        ($1.05)


     The write-off of IPR&D is excluded from the calculation of net (loss) income and net (loss) income per share in the table shown above as the charge is non-recurring.

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated as of that time, nor is it intended to be a projection of future results.

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

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                   DECEMBER 31,             DECEMBER 31,
                                                                                 2004        2003         2004        2003
                                                                              -------       ------      -------     -------
                                                                                   IN THOUSANDS, EXCEPT PER SHARE DATA
Net (loss) income, as reported...........................................     ($2,869)      $1,918        ($567)     $2,985
Add: stock-based compensation expense included in reported
  net (loss) income, net of income taxes ................................         416            4          698           9
Deduct: stock-based compensation expense determined under
  fair value-based method for all awards, net of income taxes............        (964)      (1,166)      (1,632)     (1,858)
                                                                              -------       ------      -------     -------
Pro forma net (loss) income..............................................      (3,417)         756       (1,501)      1,136

Charges related to convertible preferred stock...........................          --           --           --       7,665
                                                                              -------       ------      -------     -------
Pro forma net (loss) income applicable to common stockholders............     ($3,417)        $756      ($1,501)    ($6,529)
                                                                              =======       ======      =======     =======
Net (loss) income per common share applicable to common stockholders:
  Basic, as reported ....................................................      ($0.25)       $0.18       ($0.05)     ($0.45)
  Diluted, as reported...................................................      ($0.25)       $0.18       ($0.05)     ($0.45)
  Basic, pro forma ......................................................      ($0.29)       $0.07       ($0.13)     ($0.62)
  Diluted, pro forma ....................................................      ($0.29)       $0.07       ($0.13)     ($0.62)


     In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the LeCroy Corporation 2004 Employment Inducement Stock Plan (the "2004 Plan") to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The 2004 Plan does not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares).

     In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option and other awards granted thereunder will be exercisable for LeCroy common stock. Pursuant to FIN No. 44 "Accounting for Certain Transactions Involving Stock Compensation," the unvested stock options granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC, and the fair value of the new awards were included in the purchase price. A portion of the intrinsic value of the unvested awards has been allocated to unearned compensation and will be recognized as compensation expense over the remaining future vesting period. For the three and six months ended December 31, 2004, $83,000, net of tax, has been charged as compensation expense in the Condensed Consolidated Statements of Operations related to the assumed options.

     With the exception of the CATC Stock Plans, no further compensation expense related to stock options is reflected in the Company's Condensed Consolidated Statements of Operations, as all options granted under past and existing plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on its market value on the date of grant and is included in the Company's Condensed Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation is recorded as an offset to additional paid-in capital and is amortized on a straight-line basis as compensation expense over the vesting period.

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

4. REVENUE RECOGNITION

     Revenue recognition. LeCroy recognizes product and service revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, or when services have been provided. The price is considered fixed or determinable when it is not subject to refund or adjustments.

     The Company maintains an allowance for doubtful accounts relating to accounts receivable estimated to be non-collectible. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     Product revenue. The Company generates product revenues from the sales of oscilloscopes and application solutions, probes, protocol verification systems and accessories. Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc read-only memory or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer for such application solution. All sales of these related products are based upon separately established prices for these items and are recorded as revenue according to the above revenue recognition criteria. No post-contract support is provided on the application solutions. Revenues from these related products are included in revenues from oscilloscopes and related products on the Condensed Consolidated Statements of Operations. Software is embedded in the Company's oscilloscopes and protocol verification systems, but the embedded software component is considered incidental.

     Software license revenue. The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9").

     Due to the significant software content of its protocol verification systems products, the Company recognizes revenue on the sale of these products in accordance with SOP 97-2 upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is probable. When the Company has shipped a protocol verification system but certain elements to the functionality of the product have not been delivered, revenue and the associated cost of revenue are deferred until the remaining elements have been delivered. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are shipped. Revenues from protocol verification system products are included in Test and measurement products in the Condensed Consolidated Statement of Operations.

     Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from software license agreements are included in Service and other in the Condensed Consolidated Statement of Operations.

     Service and maintenance revenue. Service and maintenance revenues include extended warranty contracts, software maintenance agreements and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibrations included within the sales contract agreement. This deferred revenue is then recognized on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element.

     Deferred revenue. During the third quarter of fiscal 2004, the Company began shipping its new WaveSurfer family of oscilloscopes. One component of the Company's strategy for distributing this new family of oscilloscopes is the use of a buy-sell distribution channel. This is the Company's initial entry into this distribution channel and because of the associated uncertainty about sell-through volumes the Company has determined that it is only appropriate to recognize revenue when a WaveSurfer oscilloscope is sold by the distributors to their customers. Until revenue is recognized, WaveSurfer oscilloscopes shipped to distributors are included in the Company's finished goods inventory and recorded in deferred revenue, included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

     SAB 101 "Revenue Recognition in Financial Statements." Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," revenue from license fees under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized over the term of the related agreements. An ongoing requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be "essential to the functionality" of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date.

     Under SAB 101 (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $0.6 million during the three and six months ended December 31, 2004 and 2003, respectively. Such license fees were included in service and other revenue in the Condensed Consolidated Statements of Operations. As of December 31, 2004, the remaining balance of pre-tax deferred license fee revenue was $1.3 million which is reflected in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

5. RESTRUCTURING

     During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure its organization and streamline its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of $0.6 million, all recorded in selling, general and administrative expense. The implementation of this plan resulted in headcount

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of December 31, 2004, $0.2 million has been paid and $0.4 million remains in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007.

     During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in cost of revenue, $0.6 million of which was recorded in selling, general and administrative expense and $0.2 million of which was recorded in research and development expense). The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. Final payments for severance under this plan occurred in the fourth quarter of fiscal 2004. On November 8, 2004 the Company entered into a Lease Termination Agreement and made a final payment of $0.1 million releasing us from any future obligations under the Beaverton, Oregon facility lease. This amount had been previously accrued.

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million ($2.1 million of which was recorded in selling, general and administrative expense and $0.5 million of which was recorded in research and development expense). The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002. As of December 31, 2004, $2.5 million of the total $2.6 million has been paid and $0.1 million remains in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2006.

6. DERIVATIVES

     The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities"; therefore, any changes in fair value of these contracts are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations. These foreign exchange forward contracts are recorded on the Condensed Consolidated Balance Sheets at fair value. The changes in fair value of these contracts are inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities.

     The net gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.6 million and $0.1 million for the three-month periods ended December 31, 2004 and 2003, respectively, and $0.5 million and $0.1 million for the six-month periods ended December 31, 2004 and 2003, respectively. These amounts are included in other expense, net in the Condensed Consolidated Statements of Operations and include gross gains of $0.6 million and $0.1 million in the three-month periods ended December 31, 2004 and 2003, respectively, and $0.2 million and $0.6 million for the six-month periods ended December 31, 2004 and 2003, respectively. At December 31, 2004 and June 30, 2004, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $8.0 million and $8.2 million, respectively.

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     As required by the terms of the Company's Credit Agreement, on January 26, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), intended to hedge against certain fluctuations in interest rates during the term of the Credit Agreement. See Note 20 - Subsequent Events below for a further description.

7. COMPREHENSIVE (LOSS) INCOME

    The following table presents the components of comprehensive (loss) income:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       DECEMBER 31,             DECEMBER 31,
                                                  ----------------------    -------------------
                                                      2004        2003        2004       2003
                                                      ----        ----        ----       ----
                                                                    In thousands
Net (loss) income .............................    ($2,869)     $1,918       ($567)     $2,985
  Unrealized loss on marketable securities.....         --         --           (3)         --
  Plus: reclassification adjustment for
  realized losses inc1uded in net (loss).......         16         --           16          --
  Foreign currency translation gains...........      1,690       1,738       1,586       2,207
                                                   -------      ------      ------      ------
Comprehensive (loss) income ...................    ($1,163)     $3,656      $1,032      $5,192
                                                   =======      ======      ======      ======

     The Company's investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are included in other (expense) income, net on the Condensed Consolidated Statements of Operations when realized. Management has the ability, if necessary, to liquidate any of these investments in order to meet its liquidity needs within the normal operating cycle. Accordingly, all investments in debt securities are classified as current assets. In the second quarter of fiscal 2005 all marketable debt securities were liquidated.

8. ACCOUNTS RECEIVABLE, NET

     The Company has agreements with two of its customers, who are also vendors, which provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At December 31, 2004 and June 30, 2004, the Company netted approximately $1.4 million and $0.6 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets related to these agreements.

9. INVENTORIES, NET

     Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                               DECEMBER 31,     JUNE 30,
                                                   2004          2004
                                               ------------    ---------
                                                      In thousands
   Raw materials..........................      $  10,001      $   6,617
   Work in process........................          3,075          4,544
   Finished goods.........................         13,409         10,817
                                                ---------      ---------
                                                $  26,485      $  21,978
                                                =========      =========

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     The value of demonstration units included in finished goods was $10.0 million and $8.0 million at December 31, 2004 and June 30, 2004, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

     In the second quarter of fiscal 2005, as a result of the Merger the Company reviewed the long-term product support policies in place at LeCroy and at CATC prior to the Merger with an aim toward developing one policy to best serve customers. In connection with the resultant change in policy, as well as changes in the Company's product support strategy, the Company took a $2.7 million non-cash charge to cost of revenue in the Condensed Consolidated Statement of Operations for the write-off of excess parts.

10. OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                                                     DECEMBER 31,    JUNE 30,
                                                                                        2004           2004
                                                                                     -----------    ----------
                                                                                           In thousands
   Deferred tax assets, net.....................................................     $     5,499    $    7,400
   Other receivables............................................................             406           511
   Prepaid probes and accessories...............................................             473           818
   Value-added tax..............................................................             929           595
   Other........................................................................           3,032         2,597
                                                                                     -----------    ----------
                                                                                     $    10,339    $   11,921
                                                                                     ===========    ==========

11. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                                                     DECEMBER 31,    JUNE 30,
                                                                                        2004           2004
                                                                                     -----------    ----------
                                                                                           In thousands
   Land, building and improvements..............................................     $    14,760   $    14,640
   Furniture, machinery and equipment...........................................          29,181        25,073
   Computer software and hardware...............................................          15,824        17,637
                                                                                     -----------    ----------
                                                                                          59,765        57,350
   Less: Accumulated depreciation and amortization..............................         (40,129)      (37,572)
                                                                                     -----------    ----------
                                                                                     $    19,636   $    19,778
                                                                                     ===========    ==========

     Depreciation and amortization expense was $1.3 million and $1.2 million for the three-month periods ended December 31, 2004 and 2003. Depreciation and amortization for the six-month periods ended December 31, 2004 and 2003 was $2.5 million and $2.5 million, respectively.

12. OTHER NON-CURRENT ASSETS

    Other assets consist of the following:

                                                                                     DECEMBER 31,    JUNE 30,
                                                                                        2004           2004
                                                                                     -----------    ----------
                                                                                           In thousands
   Intangibles, net...............................................................   $     7,852    $    5,802
   Deferred tax assets, net.......................................................         4,451         4,771
   Other..........................................................................         1,763           894
                                                                                     -----------    ----------
                                                                                     $    14,066    $   11,467
                                                                                     ===========    ==========

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2004 and determined that there was no impairment to its recorded goodwill balances. No impairment indicators arose during the first half of fiscal 2005.

     The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in other non-current assets on the Condensed Consolidated Balance Sheets as of the dates indicated:

                                                                        Weighted      December 31,   June 30,
                                                                      Average Lives       2004         2004
                                                                     --------------   ------------   --------
                                                                        (As of              In thousands
                                                                      December 31,
                                                                         2004)
   Amortizable intangible assets:
       Technology, manufacturing and distribution rights..........     3.6 years       $  11,809    $    8,897
       Patents and other intangible assets........................     3.5 years             902           661
       Effect of currency translation on intangible assets........                           211           148
       Accumulated amortization...................................                        (5,070)       (3,904)
                                                                                       ---------    ----------
     Net carrying amount..........................................                     $   7,852    $    5,802
                                                                                       =========    ==========
   Non-amortizable intangible assets:
         Goodwill.................................................                     $  81,594    $    1,874
                                                                                       =========    ==========

     Amortization expense for those intangible assets with finite lives was $1.2 million and $0.7 million for the six months ended December 31, 2004 and 2003, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2005 through 2008 will approximate $3.3 million, $2.8 million, $2.1 million, and $0.8 million, respectively.

     During the six months ended December 31, 2004, the Company purchased a license for approximately $1.0 million for the use of electronic design automation software, as well as, a license for approximately $0.4 million for the ability to use certain computer aided design software tools. Both assets have an amortization period of three years.

     As part of the Merger, we purchased technology, the CATC trade name and purchase orders at their fair value of $3.2 million.

     In the second quarter of fiscal 2005, as a result of a change in the Company's organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge for the write-off of an intangible asset.

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                               December 31,     June 30,
                                                                   2004           2004
                                                               ------------    ----------
                                                                     In thousands
   Compensation and benefits...............................     $   6,251      $    5,022
   Income taxes............................................         3,950           2,938
   Deferred license fee revenue, current portion...........         1,296           1,296

   Warranty................................................         1,372           1,247
   Deferred revenue, current portion.......................         2,926           1,606
   Retained liabilities from discontinued operations.......           160             160
   Other...................................................         4,163           2,285
                                                                ---------      ----------
                                                                $  20,118      $   14,554
                                                                =========      ==========

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

     The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three and six months ended December 31, 2004 and 2003:


                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     DECEMBER 31,             DECEMBER 31,
                                                                     -------------            ------------
                                                                   2004         2003        2004        2003
                                                                   ----         ----        ----        ----
                                                                                   IN THOUSANDS
Balance at beginning of period.............................       $1,241       $1,241      $1,247      $1,235
  Accruals for warranties entered into during the period...          451          366         868         639
  Warranty costs incurred during the period................         (425)        (363)       (848)       (630)
  Warranty liability assumed in the Merger.................          105           --         105          --
                                                                  ------       ------      ------      ------
Balance at end of period...................................       $1,372       $1,244      $1,372      $1,244
                                                                  ======       ======      ======      ======


     In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of December 31, 2004, there have been no claims under such indemnification provisions.

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

15. DEBT

     On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's existing credit facility with The Bank of New York that was entered into on October 11, 2000 and subsequently amended. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

swingline loan subfacility and a $1.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan have been used fully to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions.

     Borrowings under the Credit Agreement bear interest at variable rates equal to, at the Company's election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company's leverage ratio, as defined in the Credit Agreement, or (2) the London Interbank Offering Rate ("LIBOR") plus an applicable margin of between 1.25% and 2.75% based on the Company's leverage ratio. In addition, the Company must pay commitment fees on unused borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

     As part of the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

     Outstanding borrowings of $50.0 million under the Term Loan are required to be repaid quarterly through October 2009, beginning March 31, 2005, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement.

     Additionally, the Company incurred approximately $1.4 million of transactions fees associated with the Credit Agreement, which have been deferred and will be amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. Transaction fees of approximately $87,000 from the previously amended credit facility were charged to interest expense in the second fiscal quarter of 2005. At December 31, 2004, unamortized fees of $0.4 million were included in Accrued expenses and other current liabilities, and $0.9 million were included in Deferred revenue and other non-current liabilities in the Condensed Consolidated Balance Sheet.

16. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 30, 1999 (the "Closing"), the Company completed a private placement of 500,000 shares of its redeemable convertible preferred stock for proceeds of $10.0 million. The shares of preferred stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. On September 27, 2003, the Company repurchased from the holders of its redeemable convertible preferred stock all 500,000 issued and outstanding shares for $23.0 million in cash. In connection with the repurchase of preferred stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its preferred stock ($1.0 million charged to retained earnings and $6.7 million charged to additional paid-in capital) and recognized transaction costs of $0.4 million included in other expense, net in the Condensed Consolidated Statement of Operations. In accordance with the SEC's position published in EITF Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net loss applicable to common stockholders in fiscal 2004.

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

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

17. COMMITMENTS AND CONTINGENCIES

     On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, the Company filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing three of the Company's patents. On November 30, 2004, the Company filed a Motion for Summary Judgment of Noninfringement for one of the eight Tektronix patents. In response, Tektronix filed a Cross-motion for Summary Judgment of Infringement for the same Tektronix patent. The parties await a ruling by the Court on these motions. The Company believes it has meritorious defenses and intends to defend this action vigorously. Discovery in this case is ongoing and the outcome cannot be predicted.

     On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. The appeal is ongoing and the outcome cannot be predicted. LeCroy intends to defend itself vigorously in this litigation.

     From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending, including those described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

18. EARNINGS PER COMMON SHARE

     The following is a presentation of the numerators and the denominators of the basic and diluted net (loss) income per share computations for the three and six months ended December 31, 2004 and 2003:

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         DECEMBER 31,                 DECEMBER 31,
                                                                         ------------                 ------------
                                                                      2004          2003           2004          2003
                                                                      ----          ----           ----          ----
                                                                                        In thousands
Numerator:
  Net (loss) income.........................................        ($2,869)       $1,918         ($567)        $2,985
  Redemption of convertible preferred stock.................             --            --            --          7,665
                                                                 --------------------------------------------------------
  Net (loss) income applicable to common stockholders.......        ($2,869)       $1,918         ($567)       ($4,680)
                                                                 ========================================================

Denominator:
  Weighted average shares outstanding:
        Basic...............................................         11,655        10,498        11,633         10,456
        Employee stock options and other....................             --           192            --             --
                                                                 --------------------------------------------------------
        Diluted.............................................         11,655        10,690        11,633         10,456
                                                                 ========================================================

     As defined in SFAS No. 128, "Earnings per Share," the computation of diluted net (loss) income per common share for the three months ended December 31, 2004 and 2003 does not include approximately 3.8 million and 0.4 million, respectively, and the six months ended December 31, 2004 and 2003 does not include approximately 3.8 million and 1.9 million, respectively, of common stock options and restricted shares, as the effect of including such awards would have been antidilutive to earnings per share.

     During the second quarter of fiscal 2005, the Company issued additional stock options and restricted stock in connection with the Merger (see Note 3 -- Stock Plans and Awards).

19. INCOME TAXES

     The effective income tax rate for the second quarter of fiscal 2005 was a (12.2%) benefit compared to a 37% tax rate in the second quarter of fiscal 2004. The (12.2%) effective rate differs from the prior year effective tax rate principally due to nondeductible purchased in-process R&D charges associated with the Merger.

     On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company has elected to apply this provision to certain repatriations of qualifying earnings in fiscal year 2005. The Company elected to repatriate $22.1 million pursuant to its approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.2 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during the three-month period ended December 31, 2004.

20. SUBSEQUENT EVENTS

     On January 27, 2005, the Company entered into a Master Agreement with M&T Bank that governs certain interest rate swap transactions the Company is required to enter into pursuant to the terms of the Credit Agreement. The Credit Agreement obligates the Company to enter into one or more hedging agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008. In accordance with the interest rate swap transaction, the Company will pay quarterly interest on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and will receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period which covers the two months ending March 31, 2005 at a LIBOR rate of 2.64%. The initial notional amount is $25.0 million and will reset quarterly to 50% of the outstanding principal balance of the Term Debt.

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

21. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB
No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No.
151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of LeCroy.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." The guidance in Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions in fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a significant effect on the consolidated financial statements of LeCroy.


     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. LeCroy will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of LeCroy. See Note 3 to the Condensed Consolidated Financial Statements for the pro forma impact on net income (loss) and income (loss) per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

     In December 2004, the FASB issued two FASB staff positions (FSP): FSP No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004"; and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the "Act")

                               LeCROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

should be accounted for as a special deduction in the period earned in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSPs went into effect upon being issued and did not have a significant effect on the consolidated financial statements of LeCroy.

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

OVERVIEW

     We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

     Presently, we develop, manufacture, sell and license oscilloscopes, protocol verification systems and other related test and measurement equipment. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer four families of oscilloscopes, which address different solutions to the markets we serve: WaveMaster, our highest performance product family; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for value-oriented users in the low-performance bandwidth sector of the market. Our protocol verification systems are used to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. Our protocol verification systems are used by designers and engineers whose products are in the development stage, production stage, and deployed in the field.

     We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol verification systems, probes, accessories, and applications solutions, and to a lesser extent, our extended warranty and software maintenance contracts and repairs and calibrations we perform on our instruments after the expiration of their warranties. Revenue is recognized when products are shipped or services are rendered to customers net of allowances for anticipated returns. We defer revenues on shipments to buy-sell distributors of our new WaveSurfer family of oscilloscopes until sold by the distributors to their end customers. We sell our products into a broad range of end markets, including computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, or OEMs, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

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

     Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see Item 3 of this Part I entitled "Quantitative and Qualitative Disclosure About Market Risk" below.

     We have, at times, historically experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, have been principally due to the lower level of general market activity during the summer months, particularly in Europe.

     Cost of revenue represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross margins represent revenues less cost of revenue. Additional factors integral to gross margins earned on our products are mix, as the list prices of our products range from $4,000 to $94,000, and foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while manufacturing costs are U.S. dollar denominated.

     Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel as well as legal, accounting and other professional services.

     Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

     Our results of operations and financial condition are affected by a variety of factors. As discussed below, we believe the most significant recurring factors are the economic strength of the technology markets into which we sell our products, our ability to timely develop competitive products, and the actions of our competitors.

     The economics of the technology markets we serve tend to be cyclical. Consequently, our sales are largely dependent on the health and growth of technology companies. For example, in the late 1990's through 2001, our business expanded along with the prosperity of the technology markets. From early 2001 to 2003, revenues decreased along with the contraction of the technology industry overall. As a result, revenues from sales decreased 8% from the end of fiscal year 2000 through fiscal year 2002. Beginning in fiscal year 2003 and continuing to the present, our revenues have significantly increased concurrently with the recovery of the technology industry and, we believe, specifically as a result of key product introductions.

     In response to market fluctuations, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2003 we implemented a restructuring plan intended to reduce costs and more effectively address the allocation of product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2003, see the Section entitled "Restructuring and Asset Impairment," below.

     In addition, we face significant competition in our target markets. We believe that in order to successfully continue to compete in our target markets, we need to timely anticipate, recognize and respond to changing market demands by providing products that serve our customers' needs as they arise and at a price acceptable to the market. We believe that we compete favorably with our competition in each of these areas. Consequently, we are constantly reviewing our product strategy and invest time, resources and capital in development projects we deem most likely to succeed.

     In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004, we completed the acquisition of Computer Access Technology Corporation ("CATC") to complement our expanding serial data portfolio. The acquisition of CATC is described more fully in Item 1, Note 2, entitled "Acquisition," and below.

ACQUISITION

     On October 29, 2004, we completed our acquisition of CATC via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC reported $17.7 million in revenues for the trailing 12 months ended June 30, 2004 and had approximately 70 employees. Through the acquisition, CATC is expected to enable LeCroy to capitalize on the increasing demand for serial data test instruments, leverage its global, technical, direct sales force to accelerate the growth of CATC's products, strengthen its position in the data storage market, increase penetration into the computer market, expand gross margins, increase operating leverage leading to expanded operating margins and increase cash generation capabilities.

     Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested in-the-money stock options and employee stock purchase plan (the "ESPP") purchase rights. Further, LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which will be charged as compensation expense to operations as earned by employees over their remaining vesting periods. LeCroy paid cash of $80.3 million, net of cash acquired, using $30.3 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the leners listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). The Merger consideration is summarized below (in thousands):


        Cash for shares                                       $  120,281
        Cash for options and ESPP purchase rights                  3,966
        Fair value of stock options assumed                        5,111
        Unearned stock compensation on unvested options
        assumed                                                   (1,945)
        Transaction costs                                          2,564
                                                               ----------
        Total purchase price                                  $  129,977
                                                               ==========


The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory is valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The preliminary purchase price allocation is not yet finalized however, the Company expects to finalize the allocation within the third quarter of fiscal 2005. The excess of the preliminary purchase price over the fair value of the net assets acquired has been allocated to goodwill. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The preliminary allocation of purchase price as of October 29, 2004 is summarized below (in thousands):

         Cash                                                 $ 46,466
         Accounts receivable                                     2,296
         Inventory                                               3,848
         Other current assets                                      133
         Fixed assets                                              663
         Other assets                                               28
         In-process research and development                     2,190
         Purchased technology                                    3,080
         Purchased trade name                                       70
         Purchased purchase orders                                  90
         Goodwill                                               79,720
         Current liabilities assumed                            (5,897)
         Long-term liabilities assumed                            (652)
         Deferred tax liability                                 (2,058)
                                                             ---------
         Total purchase price                                $ 129,977
                                                             =========


     The following table presents the details of the amortizable intangible assets acquired in the Merger and the unamortized value as of December 31, 2004:

                                                                   Weighted                 Accumulated
    (In thousands)                                               Average Lives    Cost      Amortization     Net
   Amortizable intangible assets:                                -------------    -----     ------------     ---
       Purchased technology....................................  2.0 years     $  3,080      $      297   $  2,783
       Purchased tradename.....................................  1.0 year            70              12         58
       Purchased purchase orders...............................  0.2 years           90              90          -
                                                                               --------      ----------   --------
     Total intangibles purchased...............................                $  3,240      $      399   $  2,841
                                                                               ========      ==========   ========


     Amortization expense for intangible assets acquired in the Merger was $0.4 million for the three and six month periods ended December 31, 2004. Amortization expense for the intangible assets acquired in the Merger has been recorded in the Condensed Consolidated Statement of Operations as follows:


                                         Three months ended   Six months ended
                                           December 31,         December 31,
(In thousands)                                  2004                2004
                                           ------------         ------------
Cost of revenues ......................         $387                $387
General and administrative expense ....           12                  12
                                        ----------------------------------------
   Total ..............................         $399                $399
                                        ========================================

     The amortization expense of intangible assets acquired in the Merger for the current fiscal year to date and as estimated for the remainder of fiscal 2005 and in future years is as follows:


                                               Amount
                            Fiscal Year    (in thousands)
                           --------------- ----------------
                               2005                 $1,315
                               2006                  1,339
                               2007                    586
                                           ----------------
                                                    $3,240
                                           ================

     The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge was included in research and development expense in the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2004.

RESTRUCTURING AND ASSET IMPAIRMENT

     In response to the continued economic downturn in 2003, we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to better position our business for the long term. Additionally, in connection with the Merger, we took steps to change our organization as well as implement a change in our low to mid-range oscilloscope manufacturing strategy. The resultant charges taken to accomplish these efforts were:



                                                                                   Six Months ended
                                                                                     December 31,
                                                    Year Ended June 30,              (unaudited)
                                                    -------------------              -----------
                                                     2004         2003             2004         2003
                                                     ----         ----             ----         ----

Charges for:
  Impaired intangible assets ....................    $     -       $2,280          $ 1,500       $2,280
  Severance and related costs ...................          -          163                -           90
                                                     -------       ------          -------       ------
       Cost of sales ............................    $     -       $2,443          $ 1,500       $2,370
                                                     =======       ======          =======       ======

Charges for:
  Severance and related costs ...................    $     -        $ 670          $     -        $ 522
                                                     -------       ------          -------       ------
       Research and  development ................    $     -        $ 670          $     -        $ 522
                                                     =======       ======          =======       ======

Charges for:
  Severance and related costs ...................    $     -       $2,382          $   629       $2,042
  Plant closure .................................          -          286                -            -
  Unused restructuring reserve ..................          -          (78)               -            -
                                                     -------       ------          -------       ------
       Selling, general  and administrative .....    $     -       $2,590          $   629       $2,042
                                                     =======       ======          =======       ======



     In connection with the fiscal 2003 restructuring, $3.4 million of the total $3.5 million severance, plant closure and related reserve has been paid as of December 31, 2004. Severance and other related amounts of $0.1 million will be paid by the end of the second quarter of fiscal 2006. Additionally, on November 8, 2004 we entered into a Lease Termination Agreement and made a final payment of $0.1 million releasing us of any future obligations under the Beaverton, Oregon facility lease. This amount was previously accrued.

     No similar restructuring charges were incurred in fiscal 2004.

     During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure its organization and fine tune its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of $0.6 million, all recorded in selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of December 31, 2004, $0.2 million of severance has been paid and $0.4 million remains in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007. Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge to cost of revenue for the write-off of a technology asset.

CRITICAL ACCOUNTING POLICIES

     The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three-months and six-months ended December 31, 2004 and 2003.


                                                            Three months ended             Six months ended
                                                                December 31,                  December 31,
                                                                ------------                  ------------
(Unaudited)                                                2004           2003            2004            2003
                                                           ----           ----            ----            ----
Revenues:
  Test and measurement products ........................   91.7%          90.8%           91.4%           90.3%
  Service and other ....................................    8.3            9.2             8.6             9.7
                                                          -----          -----           -----           -----
    Total revenues .....................................  100.0          100.0           100.0           100.0
Cost of revenues .......................................   51.8           42.6            47.2            42.8
                                                          -----          -----           -----           -----
    Gross profit .......................................   48.2           57.4            52.8            57.2
Operating expenses:
  Selling, general and administrative ..................   35.1           34.7            34.9            35.4
  Research and development .............................   20.6           12.7            17.3            13.1
                                                          -----          -----           -----           -----
    Total operating  expenses ..........................   55.7           47.4            52.2            48.5
Operating (loss) income ................................   (7.5)          10.0             0.6             8.7
  Other (expense) income, net ..........................   (0.1)           0.2            (0.1)           (0.4)
                                                          -----          -----           -----           -----
(Loss) income before income taxes ......................   (7.6)          10.2             0.5             8.3
  (Benefit from) provision for income taxes ............   (0.9)           3.8             1.2             3.1
                                                          -----          -----           -----           -----
Net (loss) income ......................................   (6.7)           6.4            (0.7)            5.2
Redemption of convertible preferred stock ..............      -              -               -            13.4
Net (loss) income applicable to common stockholders ....   (6.7)%          6.4%           (0.7)%          (8.2)%
                                                          =====          =====           =====           =====

COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

     Total revenues were $42.8 million in the second quarter of fiscal 2005, compared to $29.8 million in the second quarter of fiscal 2004, an increase of 43.7%, or $13.0 million, mainly related to sales of Test and measurement products. The increase in Test and measurement products was largely driven by our increased focus on serial data solutions, resulting in record demand for our Serial Data Analyzers ("SDAs"). Additionally, during the second fiscal quarter of 2005, we launched the "A" version of our WaveRunner 6000 family of oscilloscopes, including significant product enhancements which helped increase the sales of our mid-range oscilloscopes. As a result of the Merger, the contribution to the total growth in revenue was approximately 40% from protocol verification systems.

     Service and other revenues primarily consist of service revenues and license and maintenance fees. Service revenue increased 28.8% to $3.5 million in the second quarter of fiscal 2005 from $2.8 million in the same period last year. Service and other revenue in the second quarter of both fiscal 2005 and 2004 includes $0.3 million of revenue that was deferred with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

     Foreign currency fluctuations contributed $1.5 million to the growth in total revenues in the second quarter of fiscal 2005 compared to the same period last year. Revenues by geographic location expressed in dollars and as a percentage of total revenues were:


                                                        Three Months Ended
                                                           December  31,
                                                            (unaudited)
                                                      -----------------------
   (in thousands)                                        2004          2003
                                                      ---------     ---------
   North America..................................    $  14,125     $   9,422
   Europe/Middle East.............................       14,300         9,709
   Japan..........................................        4,312         2,717
   Asia/Pacific...................................       10,051         7,923
                                                      ---------     ---------
      Total revenues..............................    $  42,788     $  29,771
                                                      =========     =========


                                               Three Months Ended
   Unaudited                                      December  31,
                                            2004              2003
                                         ---------         ---------
   North America...................          33.0%            31.7%
   Europe/Middle East..............          33.4             32.6
   Japan...........................          10.1              9.1
   Asia/Pacific....................          23.5             26.6
                                            -----            -----
      Total revenues...............         100.0%           100.0%
                                            =====            =====

     Gross profit in the second quarter of fiscal 2005 was $20.6 million, or 48.2% gross margin, compared to $17.1 million, or 57.4% gross margin in the same period in fiscal 2004. This decrease is primarily attributable to Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the write-down of a technology license due to a change in our manufacturing strategy. As a result of certain purchase accounting adjustments for the acquisition of amortizable intangible assets, as well as the write up of acquired inventory to its fair value, CATC's impact on gross margin was immaterial. We expect the Merger to have a more significant favorable effect on our overall gross margins in future periods.

     Selling, general and administrative ("SG&A") expense was $15.0 million in the second quarter of fiscal 2005 compared to $10.3 million in the second quarter of fiscal 2004, an increase of 45.6% or $4.7 million. Approximately 23% of the increase in the current quarter reflects the SG&A expenses incurred as a result of the Merger. Also included in SG&A expense in the second quarter of fiscal 2005 is $0.5 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004; and $0.6 million of severance and other related expenses related to the restructuring plan we undertook in connection with the Merger. The remaining increase in SG&A was largely attributable to increases in compensation and certain legal expenses as well as less significant increases in other general spending categories. As a percentage of total revenues, SG&A expense increased from 34.7% in the second quarter of fiscal 2004 to 35.1% in the second quarter of fiscal 2005 as a result of the charges in the current quarter for the amortization of deferred equity-based compensation and severance noted above.

     Research and development ("R&D") expense was $8.8 million in the second quarter of fiscal 2005, compared to $3.8 million in the second quarter of fiscal 2004, an increase of 132.7% or $5.0 million. Included in R&D expense in the second quarter of fiscal 2005 is $0.1 million of non-cash amortization of deferred compensation related to our equity-based long term incentive plan introduced at the end of fiscal 2004. In connection with the Merger, included in the second quarter of fiscal 2005 is a $2.2 million charge for the write-off of acquired IPR&D. The primary driver of the remaining increase is the higher R&D spending related to the protocol verification system products acquired in the Merger. As a percentage of total revenues, R&D expense increased from 12.7% in the second quarter of fiscal 2004 to 20.6% in the second quarter of fiscal 2005, primarily attributable to the IPR&D and the equity-based compensation.

     In the current fiscal year we intend to continue to invest a substantial percentage of our revenues in our R&D efforts. We expect to introduce new products in the current year that address customer needs for solutions in market sectors such as wide band and ultra-wide band oscilloscopes. We believe that our advanced hardware and software technologies incorporated into our core products can be adapted to address additional sectors of the large and diverse test and measurement market where we have not historically focused.

     Other expense, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($29,000) in the second quarter of fiscal 2005, compared to income of $80,000 in the second quarter of fiscal 2004. In the second quarter of fiscal 2005, interest expense of $0.6 million was substantially offset by foreign exchange gains of $0.6 million. In the corresponding quarter in fiscal 2004, we expensed $34,000 of interest and recognized $0.1 million of foreign exchange gains. The increase in net interest expense is due to the $50.0 million Term Loan outstanding under our current Credit Agreement as well as the write-off of unamortized fees associated with the previous credit facility.

     Our effective tax rate was a (12.2%) benefit in the second quarter of fiscal 2005, compared with an effective rate of 37% in the second quarter of fiscal 2004. The (12.2%) effective rate differs from our projected normalized current year 37% annual effective rate, principally due to purchased IPR&D charges associated with the Merger, which are nondeductible for tax purposes.

COMPARISON OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

     Total revenues were $78.3 million in the six months ended December 31, 2004, compared to $57.2 million in the six months ended December 31, 2003, an increase of 36.9%, or $21.1 million. This increase, which was substantially all in Test and measurement products, was mainly driven by record demand for our SDAs, the increase in demand for our WaveRunner oscilloscopes driven by the launch of the "A" version of our WaveRunner 6000 family of oscilloscopes and the WaveSurfer family of oscilloscopes launched in the fourth quarter of fiscal 2004. As a result of the Merger, the contribution to the total growth in revenue was approximately 24% from the sales of our protocol verification systems.

     Foreign currency fluctuations contributed $6.1 million to the growth in total revenues in the first half of fiscal 2005 compared to the same period last year. Revenues by geographic location expressed in dollars and as a percentage of total revenues were:
                                                        Six Months Ended
                                                          December  31,
                                                           (unaudited)
                                                           -----------
   (in thousands)                                       2004          2003
                                                     ---------     ---------
   North America.................................    $  24,234     $  18,930
   Europe/Middle East............................       25,130        17,105
   Japan.........................................       10,823         6,715
   Asia/Pacific..................................       18,106        14,440
                                                     ---------     ---------
      Total revenues.............................    $  78,293     $  57,190
                                                     =========     =========

                                           Six Months Ended
   Unaudited                                 December  31,
                                       2004              2003
                                     --------          --------
   North America...................    31.0%             33.1%
   Europe/Middle East..............    32.1              29.9
   Japan...........................    13.8              11.7
   Asia/Pacific....................    23.1              25.3
                                      -----             -----
      Total revenues...............   100.0%            100.0%
                                      =====             =====

     Gross margin was 52.8% in the six months ended December 31, 2004 compared to 57.2% in the same period in fiscal 2004. This decrease is primarily attributable to Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the write-down of a technology license due to a change in our manufacturing strategy. As a result of certain purchase accounting adjustments for the acquisition of amortizable intangible assets, as well as the write up of acquired inventory to its fair value, CATC's impact on gross margin was immaterial. We expect the Merger to have a more significant favorable effect on our overall gross margins in future periods.

     SG&A expense for the six months ended December 31, 2004 was $27.4 million compared to $20.3 million in the six months ended December 31, 2003. Approximately 15.2% of the increase in the six months ended December 31, 2004 reflects the SG&A expenses incurred as a result of the Merger. Included in SG&A in the six-month period ended December 31, 2004 is $0.9 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004; and $0.6 million of severance and other related expenses related to the restructuring plan we undertook in connection with the Merger. The remaining increase was largely attributable to increases in compensation and certain legal expenses as well as less significant increases in other general spending categories. As a percentage of sales, SG&A expense decreased from 35.4% in the six months ended December 31, 2003 to 34.9% in the six months ended December 31, 2004. This decrease as a percentage of revenues was primarily due to our continued ability to leverage expenses over the incremental revenues.

     R&D expense was $13.5 million for the six months ended December 31, 2004, compared to $7.5 million in the same period in fiscal 2004, an increase of 81.3% or $6.1 million. The primary driver of the increase is the inclusion of R&D expenses from the Merger. Also, in connection with the Merger, included in the second fiscal quarter of 2005 is the $2.2 million charge for IPR&D. The remaining increase is due to salary increases and the timing of certain project specific engineering expenses related to new product introduction. As a percentage of total revenues, R&D expense increased from 13.1% in the six months ended December 31, 2003 to 17.3% in the six months ended December 31, 2004, primarily attributable to the IPR&D charge, and to a lesser extent, increased spending on new product development.

     Other income (expense), net, was ($61,000) for the six months ended December 31, 2004 and ($0.2) million for the six months ended December 31, 2003. Other income (expense), net, for the six months ended December 31, 2004 includes additional expenses of $0.4 million due to the $50.0 million Term Loan issued in connection with the Merger as well as the write-off of unamortized fees associated with the previous credit facility; partially offset by the net foreign exchange gains of $0.5 million resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies. Net other income (expense), for the six months ended December 31, 2003 includes a non-recurring charge of $0.4 million for transaction costs associated with the redemption of preferred stock recorded in the first quarter of fiscal 2004 offset by $0.1 million for the net foreign exchange gains resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies.

     Our effective tax rate was 247% in the six months ended December 31, 2004, compared to 37% for the six months ended December 31, 2003. The effective tax rate for the six months ended December 31, 2004 was based on the estimated annual normalized projected effective tax rate of 37%, increased by the discrete nondeductible IPR&D charges associated with the Merger.

     On September 27, 2003, we purchased from the holders of our preferred stock all 500,000 issued and outstanding shares of the preferred stock for $23.0 million in cash. In accordance with the SEC's position published in Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded a charge of approximately $7.7 million representing the premium paid to the holders of our preferred stock as a charge to arrive at a net loss applicable to common stockholders in the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's existing credit facility with The Bank of New York that was entered into on October 11, 2000 and subsequently amended. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide LeCroy with a $50.0 million Term Loan and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The borrowings by LeCroy under the Credit Agreement are secured by all of the assets of LeCroy and its domestic subsidiaries, and its performance thereunder is guaranteed by LeCroy's domestic subsidiaries. Proceeds of $50.0 million under the Term Loan have been used fully to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of December 31, 2004, we have not borrowed on the Revolver.

     Borrowings under the Credit Agreement bear interest at variable rates equal to, at the Company's election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company's leverage ratio, as defined, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on the Company's leverage ratio, as defined in the Credit Agreement. In addition, the Company must pay commitment fees on unused borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

     As part of the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2004, the Company was in compliance with its financial covenants under the Credit Agreement.

     Outstanding borrowings of $50.0 million under the Term Loan are required to be repaid quarterly through October 2009, beginning March 31, 2005, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement.

     Cash, cash equivalents and marketable securities at December 31, 2004 were $16.9 million compared to $38.1 million at June 30, 2004. In connection with the Merger, we spent $80.3 million, net of cash acquired, using $30.3 million net of our cash and borrowing $50.0 million under the Credit Agreement.

     We provided $11.5 million of net cash from operating activities in the six months ended December 31, 2004 compared to $10.5 million in the same period last year. Offsetting the effect of the net loss of ($0.6) million in the current period relative to the $3.0 million of net income for the same period last year, is the $8.0 million of pretax non-cash charges detailed in the Adjustments to reconcile net (loss) income to net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows including $0.4 million of amortization of acquired intangibles shown as part of Depreciation and amortization in that statement. Changes in operating assets and liabilities contributed only $1.1 million to Net cash provided by operating activities in the current period compared to $3.7 million in the same period last year. This change was driven primarily by increased investment in accounts receivable resulting from the general growth of the business, as well as increases in inventory primarily due to the receipt of a substantial quantity of parts in anticipation of a new product at the high end as well as deployment of WaveRunner oscilloscope demonstration units in support of the launch of the WaveRunner 6000A family of oscilloscopes.

     Net cash used in investing activities was ($72.2) million in the six months ended December 31, 2004 compared to ($1.9) million in the same period in fiscal 2004. This increase was primarily due to $80.3 million, net of business acquisition costs paid in the second quarter of fiscal 2005 as a result of the Merger and the liquidation of $9.5 million of investments to partially fund such acquisition (see Acquisition in this Discussion and Analysis of Financial Condition and Results of Operations above).

     Net cash provided by financing activities was $49.2 million in the six months ended December 31, 2004 compared to net cash used of ($16.8) million in the same period in fiscal 2004. This increase in net cash provided by financing activities was primarily due to the borrowings under the Credit Agreement used in connection with the acquisition of CATC net of the cost of such issuance, and the use of $23.0 million in the same period last year to redeem the preferred stock and the repayment of borrowings and capital lease obligations of $5.0 million.

     We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of December 31, 2004, we had $0.1 million outstanding under this line of credit, of which all was current and included within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. This line of credit expires November 2005 and outstanding borrowings bear interest at an annual rate of 12.2%.

     In addition to the above U.S.-based facilities, we maintain certain short-term foreign credit facilities, principally facilities with two Japanese banks totaling 150 million yen (approximately $1.5 million as of December 31, 2004). No amounts were outstanding under these facilities as of December 31, 2004. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling
1.0 million Swiss francs (approximately $0.9 million as of December 31, 2004). As of December 31, 2004, there were no amounts outstanding under this facility.

     We believe that our cash on hand, cash equivalents, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital, capital expenditure and debt service requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, technology license agreements and our Term Loan as set forth in the table below:


                                                          Payments due by Period as of December 31, 2004
                                                     --------------------------------------------------------
                                                                Less than                         More than 5
                                                       Total     1 Year    1-3 Years   3-5 Years    Years
                                                     ---------  --------  ----------  ---------   -----------
   (In thousands)
   Capital lease obligations...................      $    144   $    144    $      -   $      -    $      -
   Employee severance agreements...............           512        375         137          -           -
   Operating lease obligations.................         5,378      1,427       3,774         86          90
   Intangible asset obligations................         1,268        462         806          -           -
   Term Loan obligations ......................        50,000      7,500      18,750     23,750           -
                                                     --------   --------    --------    -------     -------
   Total.......................................      $ 57,302   $  9,908    $ 23,467    $23,836     $    90
                                                     ========   ========    ========    =======     =======



RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ."  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of LeCroy.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." The guidance in Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions beginning in fiscal year 2006. The adoption of SFAS No. 153 is not expected to have a significant effect on the consolidated financial statements of LeCroy.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. LeCroy will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of LeCroy. See Note 3 to the Condensed Consolidated Financial Statements for the pro forma impact on net income (loss) and income (loss) per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

     In December 2004, the FASB issued two FASB staff positions (FSP): FSP No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004"; and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the "Act") should be accounted for as a special deduction in the period earned in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSPs went into effect upon being issued and did not have a significant effect on the consolidated financial statements of LeCroy.

FORWARD-LOOKING INFORMATION

     This Form 10-Q contains forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-Q, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

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

     Our past operating results, including our gross margins, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate. The primary factors that affect our operating results include the following:

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

     o    changes in the selling prices of our products; and

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

     OUR STOCK PRICE MAY BE VOLATILE IN THE FUTURE, AND OUR STOCKHOLDERS MAY BE UNABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID.

     The market price of our common stock fluctuates significantly. The stock price could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

     o    historically low trading volume in our stock;

     o announcements of developments related to our business, including additions or departures of key personnel;

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

     o failure to meet our financial obligations under any loans or financing agreements;

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

     IF DEMAND FOR OUR PRODUCTS DOES NOT MATCH MANUFACTURING CAPACITY, WE MAY UNDERUTILIZE OUR CAPACITY OR, ALTERNATIVELY, BE UNABLE TO FULFILL ORDERS IN A TIMELY MANNER, AND IN EITHER SITUATION OUR OPERATING RESULTS MAY SUFFER.

     The sale of our products is dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demands for their products. We may not be able to adapt production capacity and related cost structures to rapidly changing market conditions in a timely manner. When demand does not meet expectations, manufacturing capacity will likely exceed production requirements. We have at times increased our production capacity and the overhead that supports production based on anticipated market demand which has not always developed as expected. As a result, we have periodically underutilized our capacity, which has adversely affected our earnings due to existing fixed costs. In addition, conversely, if during a market upturn we cannot increase manufacturing capacity to meet product demand, we will be unable to fulfill orders in a timely manner, which in turn may have a negative effect on operating results and our overall business.

     IF OUR OPERATING RESULTS DO NOT CONTINUE TO IMPROVE IN THE LONG-TERM, WE MAY BE REQUIRED TO ESTABLISH AN ADDITIONAL VALUATION ALLOWANCE AGAINST OUR NET DEFERRED TAX ASSETS.

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of December 31, 2004, we had recorded $10.0 million of net deferred tax assets related to the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. As of December 31, 2004, we had recorded a valuation allowance of $9.7 million, of which $4.4 million was attributable to the CATC acquisition, to reserve for those deferred tax assets we believe are not likely to be realized in future periods. An additional valuation allowance would be recorded if it was more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our consolidated statement of operations, which would have an adverse impact on our operating results. However, the recognition of any future tax benefit resulting from the reduction of the $4.4 million valuation allowance associated with the CATC purchase will be recorded as a reduction of goodwill.

     WE FACE RISKS FROM FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCY VERSUS THE U.S. DOLLAR AND THE COST OF CURRENCY EXCHANGE, WHICH AFFECT OUR REVENUE, COST OF REVENUE AND OPERATING MARGINS AND COULD RESULT IN EXCHANGE LOSSES.

     A large portion of our sales and expenses are denominated in foreign currencies. We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Changes in the relation of foreign currencies to the U.S. dollar will affect revenues, our cost of revenue and operating margins and could result in exchange losses. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, European monetary unit, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, and Singapore dollar.

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

     o less effective and less predictable recognition, protection and enforcement of intellectual property rights, particularly in areas of Asia including China;

     o trade protection measures, import or export licensing requirements, tariffs and other trade barriers;

     o    highly cyclical business environments;

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

     POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES, AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. On September 1, 2004, we entered into an Agreement and Plan of Merger with CATC, pursuant to which we acquired all of the outstanding shares of common stock of CATC on October 29, 2004. As a result of our acquisition of CATC or other transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

     BEGINNING IN JULY 2005, WE WILL BE REQUIRED TO EXPENSE THE FAIR VALUE OF STOCK OPTIONS GRANTED UNDER OUR EMPLOYEE STOCK PLANS AND OUR NET INCOME AND EARNINGS PER SHARE WILL BE SIGNIFICANTLY REDUCED AS A RESULT.

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) entitled "Share-Based Payment" ("SFAS 123R"), an amendment of FASB Statements No. 123 and No. 95," requiring companies to expense the fair value of all employee equity-based awards granted, modified or settled. SFAS 123R will be effective for us in our 2006 fiscal year commencing July 2005 and accordingly, will require any options and stock awards issued or vesting on or after that date and shares issued under our employee stock purchase plan to be recognized as compensation expense. Currently, we record compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for option grants that have an exercise price below fair value. Requiring us to record the fair value of all stock options, stock awards and shares issued under our employee stock purchase plan as compensation expense in our consolidated statement of operations, will have an adverse effect on our results of operations, which effect may be significant.

     WE HAVE A CREDIT FACILITY THAT CONTAINS FINANCIAL COVENANTS, AND THE FAILURE TO COMPLY WITH THESE COVENANTS COULD HARM OUR FINANCIAL CONDITION BECAUSE OUR CREDIT FACILITY MAY BE UNAVAILABLE TO US.

     We have a $75.0 million credit facility with The Bank of New York and the other lenders party thereto, which replaced our $25.0 million credit facility with The Bank of New York. We are subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, leverage ratio and fixed charge coverage ratio requirements. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our credit facility will be sufficient to meet ongoing cash requirements, including debt service requirements. Failure to generate sufficient cash or comply with the financial covenants under our credit facility may adversely affect our business, results of operations, liquidity and financial condition.

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

RISKS RELATED TO OUR INDUSTRY

     WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND THIS COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

     The oscilloscope and protocol analysis markets are highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix and Agilent Technologies, Inc. Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope and many sectors of the protocol analysis markets.

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

     We believe that the principal bases of competition in the oscilloscope and protocol analysis markets are a product's performance (bandwidth, sample rate, memory length and processing power), its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope and protocol verification systems and our ability to timely offer high-performance products at a favorable "price-to-performance" ratio. We cannot assure that we will continue to compete effectively.

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

     WE MUST SUCCESSFULLY EXECUTE OUR STRATEGY TO INTRODUCE NEW PRODUCTS.

     One of our key strategies is to expand our addressable portion of the oscilloscope and protocol analysis markets by introducing new products such as sampling oscilloscopes and protocol exercisers and probes. We have in the past withdrawn a product line due to implementation concerns. In August 2000, we divested our Vigilant Networks, Inc. subsidiary because, while its technology was potentially viable, the additional capital investment required for its commercial success was judged to be too high. The success of our new product offerings will depend on a number of factors, including our ability to identify customers' existing and future needs properly and quickly, timely manufacture and deliver products that address these needs in sufficient volumes, differentiate offerings from competitors' offerings, price products competitively and anticipate competitors' development of new products or technological innovations.

     WITHOUT THE TIMELY INTRODUCTION OF COMPETITIVE PRODUCTS, OUR PRODUCTS MAY BECOME TECHNOLOGICALLY OBSOLETE.

     We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to timely introduce competitive products, customers may defer placing orders in anticipation of future releases or purchase products from competitors. Product development delays may result from numerous factors, including:

     o    changing product specifications and customer requirements;

     o    unanticipated engineering complexities;

     o difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

     o difficulties in allocating engineering resources and overcoming resource limitations; and

     o    difficulties in hiring and retaining necessary technical personnel.

     Without the timely introduction of new products, services and enhancements, our products may become technologically obsolete, in which case our revenue and operating results could suffer.

     IF WE DEVOTE RESOURCES TO DEVELOPING PRODUCTS FOR EMERGING COMMUNICATIONS STANDARDS THAT ULTIMATELY ARE NOT WIDELY ACCEPTED, OUR BUSINESS COULD BE HARMED.

     Our future growth depends, in part, upon our ability to develop, manufacture and sell in volume advanced verification systems for existing, emerging and yet unforeseen communications standards. We have little or no control over the conception, development or adoption of new standards. Moreover, even as it relates to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. Failure of a standard for which we devote substantial resources to gain widespread acceptance would likely harm our business.

     IF WE FAIL TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH THE CORE OR PROMOTER COMPANIES IN OUR TARGET MARKETS, WE MAY HAVE DIFFICULTY DEVELOPING AND MARKETING CERTAIN PROTOCOL VERIFICATION PRODUCTS.

     It is important to our success that we establish, maintain and expand our relationships with technology and infrastructure leader companies developing emerging communications standards in our target markets. We must work closely with these companies to gain valuable insights into new market demands, obtain early access to standards as they develop and help us design new or enhanced products. Generally, we do not enter into contracts obligating these companies to work or share their technology. Industry leaders could choose to work with other companies in the future. If we fail to establish, maintain and expand our industry relationships, we could lose first-mover advantage with respect to emerging standards and it would likely be more difficult for us to develop and market products that address these standards.

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

     The net gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.6 million and $0.1 million for the three-month periods ended December 31, 2004 and 2003, respectively and $0.5 million and $0.1 million for the six-month period ended December 31, 2004 and 2003, respectively. These net gains are included in other expense, net in the Condensed Consolidated Statements of Operations and include gross gains of $0.6 million and $0.1 million in the three-month periods ended December 31, 2004 and 2003, respectively and $0.2 million and $0.6 million for the periods ending December 31, 2004 and 2003, respectively. At December 31, 2004 and June 30, 2004, the notional amounts of our open foreign exchange forward contracts, all with maturities of less than six months, were approximately $8.0 million and $8.2 million, respectively.

     We performed a sensitivity analysis for the second quarter of fiscal 2005 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash, cash equivalents, marketable securities as well as our new $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows. Please refer to Note 15 - Debt for specifics related to our new credit facility.

     On January 27, 2005, the Company entered into a Master Agreement with M&T Bank that governs certain interest rate swap transactions the Company is required to enter into pursuant to the terms of the Credit Agreement. The Credit Agreement obligates the Company to enter into one or more hedging agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008. In accordance with the interest rate swap transaction, the Company will pay quarterly interest on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and will receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period which covers the two months ending March 31, 2005 at a LIBOR rate of 2.64%. The initial notional amount is $25.0 million and will reset quarterly to 50% of the outstanding principal balance of the Term Debt.

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

     There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                               LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 28, 2003, Tektronix Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. Four of these patents concern software user interface features for oscilloscopes, two concern circuitry and two concern probes. On August 5, 2003, the Company filed a counterclaim in the United States District Court for the District of Oregon claiming that Tektronix is infringing three of the Company's patents. On November 30, 2004 the Company filed a Motion for Summary Judgment of Noninfringement for one of the 8 Tektronix patents. In response, Tektronix filed a Cross-motion for Summary Judgment of Infringement for the same Tektronix patent. The parties await a ruling by the Court on these motions. The Company believes it has meritorious defenses and intends to defend this action vigorously. Discovery in this case is ongoing and the outcome cannot be predicted.

     On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing, contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. The appeal is ongoing and the outcome cannot be predicted. LeCroy intends to defend itself vigorously in this litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2004 annual meeting of stockholders was held on October 27, 2004. At the meeting, our stockholders approved the following proposals presented to them pursuant to the vote totals indicated below:


                                                                                Vote (No. of Shares)
                                                                                --------------------
                             Proposal                                     For                Against/Withheld
                             --------                                     ---                ----------------
Election of Robert E. Anderson as a Class III Director                  9,128,634                2,196,102
Election of Walter O. LeCroy, Jr. as a Class III Director              10,761,459                  563,277
Election of Thomas H. Reslewic as a Class III Director                 10,814,374                  510,362


     As of October 27, 2004, Charles A. Dickinson, Norman R. Robertson, William
G. Scheerer and Allyn C. Woodward, Jr. were members of the Board of Directors whose terms of office continued after the annual meeting of stockholders.

    ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

       Exhibit No.                         Exhibit

         2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation filed as Exhibit 2.1 to Form 8-K filed on September 2, 2004, incorporated herein by reference.

         3.1 Certificate of Incorporation of the Registrant dated as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Statement No. 33-95620, incorporated herein by reference.

         3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

         3.3 Amendment to the By-Laws of the Registrant, dated August 16, 2000, filed as Exhibit 3.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.

         4.1 Shares Purchase Agreement, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board, incorporated herein by reference.

         4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation, incorporated herein by reference.

         4.3 Common Stock Purchase Warrant, dated June 30, 1999, issued by Registrant to certain investors named therein to purchase 250,000 shares of the Registrant's Common Stock, filed as
                  Exhibit 2.2 to Registrant's S-3 filed on October 1, 1999, incorporated herein by reference.

         4.4 Warrant, dated June 15, 2004, issued to Capital Ventures International to purchase 28,571 shares of the Registrant's Common Stock, filed as Exhibit 10.52 to Registrant's S-3 filed on October 13, 2004, incorporated herein by reference.

         10.1 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.2 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.3 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.4 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620 dated August 9, 1995, incorporated herein by reference.*

         10.5     LeCroy Corporation 1995 Employee Stock Purchase Plan filed as
                  Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.6 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors filed as Exhibit
                  10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.7 Series A Convertible, Redeemable Preferred Stock Purchase Agreement between the Registrant and the purchasers named therein, dated as of June 30, 1999, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1999, incorporated herein by reference.

         10.8 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, dated August 16, 2000, filed as Exhibit
                  10.33 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.*

         10.9 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, filed as Appendix A to the Registrant's Definitive Proxy Statement filed on September 18, 1998, incorporated herein by reference.*

         10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit
                  10.34 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.*

         10.11 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit
                  10.35 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.*

         10.12 Employment Agreement between the Registrant and Scott Bausback, dated August 13, 2001, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31,2001, incorporated herein by reference.*

         10.13 Amended and Restated Employment Agreement between the Registrant and Lutz P. Henckels, dated January 18, 2002, filed as Exhibit 10.39 to the Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

         10.14 Employment Agreement between the Registrant and Thomas H. Reslewic, dated January 1, 2002, filed as Exhibit 10.40 to the Form 10-Q for the quarterly period ending December 31, 2001, incorporated herein by reference.*

         10.15    Form of Restricted Stock Purchase Agreement filed as Exhibit
                  10.41 to the Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

         10.16 Separation Agreement between the Registrant and Raymond F. Kunzmann, dated January 6, 2003, filed as Exhibit 10.42 to the Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*

         10.17 Amendment Number One to Employment Agreement between the Registrant and Thomas H. Reslewic, dated December 16, 2002, filed as Exhibit 10.43 to the Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

         10.18 LeCroy Corporation 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.19 LeCroy Corporation Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.20 Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Lutz P. Henckels, dated November 25, 2003, incorporated by reference to the Registrant's Form 8-K filed on December 11, 2003.*

         10.21 Separation Agreement between the Registrant and Thomas H. Reslewic, dated August 19, 2004, filed as Exhibit 10.49 to the Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.22 Separation Agreement between the Registrant and R. Scott Bausback, dated August 19, 2004, filed as Exhibit 10.50 to the Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.23 Form of Separation Agreement, filed as Exhibit 10.51 to the Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.24 Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.25 Amendment No. 1 to Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as
                  Exhibit 10.2 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.26    LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as
                  Exhibit 10.9 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.27 LeCroy Corporation (CATC) 2000 Special Stock Option Plan, filed as Exhibit 10.7 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.28    LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as
                  Exhibit 10.8 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.29 LeCroy Corporation 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.30 Credit Agreement between the Registrant, the Lenders Party thereto, and the Bank of New York as Administrative Agent, dated October 29, 2004, filed as Exhibit 10.14 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.

         10.31 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to the Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.32 Amendment to LeCroy Corporation (CATC) 2000 Incentive Plan, filed as Exhibit 10.3 to the Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.33 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to the Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

         32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


*    Denotes management contract or compensation plan, contract or arrangement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2005        LeCROY CORPORATION

                               /s/  Scott D. Kantor
                                    Scott D. Kantor
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer

                                  EXHIBIT INDEX

    EXHIBIT NO.                                      DESCRIPTION

         2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation filed as Exhibit 2.1 to Form 8-K filed on September 2, 2004, incorporated herein by reference.

         3.1 Certificate of Incorporation of the Registrant dated as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Statement No. 33-95620, incorporated herein by reference.

         3.2 Current By-Laws of the Registrant, filed as Exhibit 3.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

         3.3 Amendment to the By-Laws of the Registrant, dated August 16, 2000, filed as Exhibit 3.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.

         4.1 Shares Purchase Agreement, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board, incorporated herein by reference.

         4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation, incorporated herein by reference.

         4.3 Common Stock Purchase Warrant, dated June 30, 1999, issued by Registrant to certain investors named therein to purchase 250,000 shares of the Registrant's Common Stock, filed as
                  Exhibit 2.2 to Registrant's S-3 filed on October 1, 1999, incorporated herein by reference.

         4.4 Warrant, dated June 15, 2004, issued to Capital Ventures International to purchase 28,571 shares of the Registrant's Common Stock, filed as Exhibit 10.52 to Registrant's S-3 filed on October 13, 2004, incorporated herein by reference.

         10.1 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.2 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.3 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.4 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620 dated August 9, 1995, incorporated herein by reference.*

         10.5     LeCroy Corporation 1995 Employee Stock Purchase Plan filed as
                  Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.6 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors filed as Exhibit
                  10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.7 Series A Convertible, Redeemable Preferred Stock Purchase Agreement between the Registrant and the purchasers named therein, dated as of June 30, 1999, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1999, incorporated herein by reference.

         10.8 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, dated August 16, 2000, filed as Exhibit
                  10.33 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.*

         10.9 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, filed as Appendix A to the Registrant's Definitive Proxy Statement filed on September 18, 1998, incorporated herein by reference.*

         10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit
                  10.34 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.*

         10.11 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit
                  10.35 to the quarterly report on Form 10-Q for the quarter ended September 30, 2000, incorporated herein by reference.*

         10.12 Employment Agreement between the Registrant and Scott Bausback, dated August 13, 2001, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31,2001, incorporated herein by reference.*

         10.13 Amended and Restated Employment Agreement between the Registrant and Lutz P. Henckels, dated January 18, 2002, filed as Exhibit 10.39 to the Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

         10.14 Employment Agreement between the Registrant and Thomas H. Reslewic, dated January 1, 2002, filed as Exhibit 10.40 to the Form 10-Q for the quarterly period ending December 31, 2001, incorporated herein by reference.*

         10.15    Form of Restricted Stock Purchase Agreement filed as Exhibit
                  10.41 to the Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

         10.16 Separation Agreement between the Registrant and Raymond F. Kunzmann, dated January 6, 2003, filed as Exhibit 10.42 to the Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*

         10.17 Amendment Number One to Employment Agreement between the Registrant and Thomas H. Reslewic, dated December 16, 2002, filed as Exhibit 10.43 to the Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

         10.18 LeCroy Corporation 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.19 LeCroy Corporation Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.20 Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Lutz P. Henckels, dated November 25, 2003, incorporated by reference to the Registrant's Form 8-K filed on December 11, 2003.*

         10.21 Separation Agreement between the Registrant and Thomas H. Reslewic, dated August 19, 2004, filed as Exhibit 10.49 to the Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.22 Separation Agreement between the Registrant and R. Scott Bausback, dated August 19, 2004, filed as Exhibit 10.50 to the Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.23 Form of Separation Agreement, filed as Exhibit 10.51 to the Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.24 Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as Exhibit 10.1 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.25 Amendment No. 1 to Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as
                  Exhibit 10.2 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.26    LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as
                  Exhibit 10.9 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.27 LeCroy Corporation (CATC) 2000 Special Stock Option Plan, filed as Exhibit 10.7 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.28    LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as
                  Exhibit 10.8 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.29 LeCroy Corporation 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.30 Credit Agreement between the Registrant, the Lenders Party thereto, and the Bank of New York as Administrative Agent, dated October 29, 2004, filed as Exhibit 10.14 to the Form 8-K filed on November 2, 2004, incorporated herein by reference.

         10.31 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to the Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.32 Amendment to LeCroy Corporation (CATC) 2000 Incentive Plan, filed as Exhibit 10.3 to the Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.33 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to the Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

         32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.



* Denotes management contract or compensation plan, contract or arrangement.