Form 10-Q
period 2005-03-31
LECROY CORP
filed 2005-05-12
CIK 943580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                                 YES |X| NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT APRIL 30, 2005
Common stock, par value $.01 share                         12,340,465

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements:
            Condensed Consolidated Balance Sheets (Unaudited)
              as of March 31, 2005 and June 30, 2004.........................3
            Condensed Consolidated Statements of Operations
              (Unaudited) for the Three and Nine Months
              ended March 31, 2005 and 2004..................................4
            Condensed Consolidated Statements of
              Cash Flows (Unaudited) for the Nine Months
              ended March 31, 2005 and 2004..................................5
            Notes to Condensed Consolidated
              Financial Statements (Unaudited) ..............................6
 Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................24
 Item 3.    Quantitative and Qualitative Disclosures About Market Risk......47
 Item 4.    Controls and Procedures.........................................49

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings...............................................50
 Item 6.    Exhibits........................................................51

Signature     ..............................................................55


         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveRunner(R), WaveSurfer(TM), WaveExpert(TM), MAUI(TM) and CATC(TM) are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                           MARCH 31,      JUNE 30,
IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA                                                2005           2004
----------------------------------------------------------------                           --------       --------
ASSETS

Current assets:
    Cash and cash equivalents........................................................      $    16,669  $    28,566
    Marketable securities............................................................               --        9,534
    Accounts receivable, net.........................................................           28,149       24,675
    Inventories, net.................................................................           28,220       21,978
    Other current assets.............................................................            9,916       11,921
                                                                                           -----------  -----------
      Total current assets...........................................................           82,954       96,674

Property and equipment, net..........................................................           19,472       19,778
Goodwill.............................................................................           81,767        1,874
Other non-current assets.............................................................           14,130       11,467
                                                                                           -----------  -----------
TOTAL ASSETS.........................................................................      $   198,323  $   129,793
                                                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital leases.............................      $     8,367  $       107
    Accounts payable.................................................................           14,398       12,097
    Accrued expenses and other current liabilities...................................           19,470       14,554
                                                                                           -----------  -----------
      Total current liabilities......................................................           42,235       26,758

Long-term debt.......................................................................           39,383           89
Deferred revenue and other non-current liabilities...................................            1,402        1,338
                                                                                           -----------  -----------
      Total liabilities..............................................................           83,020       28,185

Stockholders' equity:
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,476,876 and
    11,973,830 shares issued and outstanding as of March 31, 2005 and June 30,
    2004, respectively)..............................................................              125          120
  Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and
   outstanding as of March 31, 2005 and June 30, 2004)...............................               --           --
  Additional paid-in capital.........................................................          111,034       98,421
  Warrants to purchase common stock..................................................            2,165        2,165
  Accumulated other comprehensive income.............................................            1,624          434
  Deferred stock compensation........................................................          (8,938)       (6,509)
  Retained earnings..................................................................            9,293        6,977
                                                                                           -----------  -----------
      Total stockholders' equity.....................................................          115,303      101,608
                                                                                           -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $   198,323  $   129,793
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

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



---------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                        2005            2004           2005          2004
---------------------------------------------------------------------------------------------------------------
                                                        (13 WEEKS)      (13 WEEKS)     (40 WEEKS)    (39 WEEKS)
Revenues:
   Test and measurement products......................... $40,879        $ 30,883       $114,564       $ 84,343
   Service and other.....................................   2,011           1,947          6,619          5,677
                                                          -------        --------       --------       --------
      Total revenues.....................................  42,890          32,830        121,183         90,020

Cost of revenues.........................................  16,947          13,684         53,902         38,174

     Gross profit........................................  25,943          19,146         67,281         51,846

Operating expenses:
   Selling, general and administrative...................  14,126          11,429         41,476         31,685
   Legal settlement......................................   1,000               -          1,000             -
   Research and development..............................   7,027           4,120         20,567         11,585
                                                          -------        --------       --------       --------
      Total operating expenses...........................  22,153          15,549         63,043         43,270

Operating income.........................................   3,790           3,597          4,238          8,576

   Interest income.......................................     148             157            457            555
   Interest expense......................................    (927)           (192)        (1,810)          (596)
   Other (expense) income, net...........................    (119)            182            395            (54)
                                                          -------        --------       --------       --------
     Other, net..........................................    (898)            147           (958)           (95)
                                                          -------        --------       --------       --------
Income before income taxes...............................   2,892           3,744          3,280          8,481
   Provision for income taxes............................      10           1,385            964          3,138
                                                          -------        --------       --------       --------
Net income...............................................   2,882           2,359          2,316          5,343
Redemption of convertible preferred stock................      -               -              -           7,665
                                                          -------        --------       --------       --------
Net income (loss) applicable to common stockholders...... $ 2,882        $  2,359       $  2,316       $ (2,322)
                                                          =======        ========       ========       ========

Net income (loss) per common share applicable
   to common stockholders:
         Basic........................................... $  0.24        $  0.22        $   0.20        $(0.22)
         Diluted......................................... $  0.23        $  0.21        $   0.19        $(0.22)

Weighted average number of common shares:
         Basic...........................................  11,847          10,721         11,702         10,545
         Diluted.........................................  12,672          11,271         12,262         10,545




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
IN THOUSANDS                                                                                     2005        2004
------------------------------------------------------------------------------------------   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     2,316  $    5,343
Adjustments to reconcile net income to net cash provided by operating activities:
  Write-off of acquired in-process research and development...............................         2,190          --
  Depreciation and amortization...........................................................         5,928       4,849
  Stock-based compensation................................................................         1,876          18
  Amortization of debt issuance costs.....................................................           268          51
  Deferred income taxes...................................................................          (592)      1,573
  Recognition of deferred license revenue.................................................          (972)       (972)
  Loss on disposal of property and equipment..............................................            91          76
  Tax benefit from exercise of stock options..............................................         1,026       1,067
  Write-off of inventory..................................................................         2,723         525
  Write-off of intangible assets..........................................................         1,500          --
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in an acquisition:
  Accounts receivable.....................................................................          (513)     (2,811)
  Inventories.............................................................................        (5,060)      2,741
  Other current and non-current assets....................................................           527      (1,160)
  Accounts payable, accrued expenses and other liabilities................................         1,692       1,564
                                                                                             -----------  ----------
Net cash provided by operating activities.................................................        13,000      12,864
                                                                                             -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................        (2,661)     (3,861)
  Net proceeds from sale of property......................................................            --         584
  Proceeds from sale of marketable securities.............................................         9,534          --
  Business acquisition costs, net of acquired cash........................................       (80,402)         --
  Purchase of intangible assets...........................................................          (100)       (150)
                                                                                             -----------  ----------
Net cash used in investing activities.....................................................       (73,629)     (3,427)
                                                                                             -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings and capital leases..............................................        (3,579)     (6,070)
  Borrowings under line of credit.........................................................        50,000      10,000
  Redemption of convertible preferred stock...............................................            --      (23,000)
  Debt issuance costs.....................................................................        (1,378)         --
  Payments related to common stock offering...............................................            (7)       (285)
  Proceeds from employee stock purchase and option plans..................................         4,127       4,511
  Payment of seller-financed intangible assets............................................          (449)       (500)
                                                                                             -----------  ----------
Net cash provided by (used in) financing activities.......................................        48,714     (15,344)
                                                                                             -----------  ----------
Effect of exchange rate changes on cash...................................................            18           7
                                                                                             -----------  ----------
  Net decrease in cash and cash equivalents...............................................       (11,897)     (5,900)
  Cash and cash equivalents at beginning of the period....................................        28,566      30,851
                                                                                             -----------  ----------
  Cash and cash equivalents at end of the period..........................................   $    16,669  $   24,951
                                                                                             ===========  ==========


Non-cash investing and financing activities:
  Acquisition of seller-financed intangibles and related assets...........................   $     1,331          --
  Issuance of LeCroy stock options for business acquisition...............................         3,166          --




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying interim condensed consolidated financial statements include all the accounts of LeCroy Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "LeCroy", unless otherwise indicated). These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Condensed Consolidated Balance Sheet as of June 30, 2004 has been derived from these audited consolidated financial statements. All inter-company transactions and balances have been eliminated.

    Certain reclassifications have been made to prior-year amounts to conform to the current-period presentation. These include reclassifications of service kit revenue from service to product revenue, and the reclassification of certain freight charges from Cost of revenues to Selling, general and administrative expenses. The reclassifications do not affect the Company's results of operations or its overall financial position.

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

    These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year. The Company's fiscal period ends on the Saturday closest to March 31, which resulted in the current period ending on April 2, 2005. For clarity of presentation, the condensed consolidated financial statement period-end references are stated as March 31.

2. ACQUISITION

    On October 29, 2004, the Company completed its acquisition of 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the Merger. Through its acquisition of CATC, LeCroy expects to capitalize on the increasing demand for serial data test instruments, leverage its global, technical, direct sales force to accelerate the growth of CATC's products, strengthen its position in the data storage market, increase penetration into the computer market, expand gross margins, increase operating leverage leading to expanded operating margins and increase cash generation capabilities.

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan (the "ESPP") purchase rights. Further, LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which will be charged as compensation expense to operations as earned by employees over their remaining vesting periods. LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). (See Note 15 - Debt). The Merger consideration is summarized below:

 (IN THOUSANDS)
Cash for shares.................................................$  120,281
Cash for options and ESPP purchase rights.......................     3,966
Fair value of stock options assumed.............................     5,111
Unearned stock compensation on unvested options assumed.........   (1,945)
Transaction costs...............................................     2,621
                                                                 ----------
Total purchase price............................................$  130,034
                                                                 ==========

    The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. The purchase price allocation, which is subject to further changes resulting from incremental direct acquisition costs, is summarized below:

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



 (IN THOUSANDS)
Cash and cash equivalents.............................$   46,466
Accounts receivable...................................     2,296
Inventory.............................................     3,710
Other current assets..................................       133
Property and equipment................................       663
Other non-current assets..............................        28
In-process research and development...................     2,190
Purchased technology..................................     3,080
Purchased trade name..................................        70
Purchased purchase orders.............................        90
Goodwill..............................................    79,893
Current liabilities assumed...........................    (5,875)
Long-term liabilities assumed.........................      (652)
Deferred tax liability................................    (2,058)
                                                       ----------
Total purchase price..................................$  130,034
                                                       ==========

    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying values as of March 31, 2005:


                                                                     WEIGHTED               ACCUMULATED
                                                                   AVERAGE LIVES    COST    AMORTIZATION      NET
                                                                   -------------    -----   ------------   -------
                                                                                           (IN THOUSANDS)
   Amortizable intangible assets:
       Purchased technology.......................................   2.0 years    $    3,080    $     743 $    2,337
       Purchased tradename........................................   1.0 year             70           30         40
       Purchased purchase orders..................................   0.2 years            90           90         --
                                                                                  ----------    --------- ----------
     Total intangibles purchased..................................                $    3,240    $     863 $    2,377
                                                                                  ==========    ========= ==========


    Amortization expense for intangible assets acquired in the Merger was $0.5 million and $0.9 million for the three and nine month periods ended March 31, 2005, respectively. Amortization expense for the intangible assets acquired in the Merger has been recorded in the Condensed Consolidated Statements of Operations as follows:


                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                                MARCH 31,          MARCH 31,
                                                ---------          --------
                                                 2005                2005
                                                 ----                -----
                                              (13 WEEKS)          (40 WEEKS)
                                                       (IN THOUSANDS)

   Cost of revenues......................      $ 446               $ 833
   General and administrative expense....         18                  30
                                               -----               -----
      Total..............................      $ 464               $ 863
                                               =====               =====

    The amortization expense of intangible assets acquired in the Merger for fiscal 2005 and in future years is as follows:

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                           AMOUNT
                        FISCAL YEAR    (IN THOUSANDS)
                      ---------------- ----------------
                           2005                 $1,315
                           2006                  1,339
                           2007                    586
                                       ----------------
                                                $3,240
                                       ================



    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. ("FIN") 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge is included in Research and development expense in the Condensed Consolidated Statements of Operations.

    The Condensed Consolidated Statements of Operations include the results of operations of CATC since October 29, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the Merger had occurred at the beginning of each period presented.



                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        MARCH 31,                MARCH 31,
                                                                        ---------                ---------
                                                                     2005        2004        2005         2004
                                                                     ----        ----        ----         ----
                                                                  (13 WEEKS)  (13 WEEKS)  (40 WEEKS)   (39 WEEKS)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues........................................................   $42,890     $37,475    $126,207    $102,797
Net income (loss) before non-recurring charges directly
  attributable to the Merger applicable to common stockholders..    $2,901      $1,761        $312     ($5,501)
Net income (loss) per share before non-recurring charges
  directly attributable to the Merger- basic....................     $0.24       $0.16       $0.03      ($0.52)
Net income (loss) per share before non-recurring charges
  directly attributable to the Merger - diluted.................     $0.23       $0.15       $0.03      ($0.52)


    The write-off of IPR&D is excluded from the calculation of net income (loss) and net income (loss) per share in the table shown above as the charge is non-recurring.

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated as of that time, nor is it intended to be a projection of future results.

3. STOCKHOLDERS' EQUITY

     The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations.

    The following table illustrates the effect on net income and net income
(loss) per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          MARCH 31,                MARCH 31,
                                                                      2005          2004        2005        2004
                                                                      ----          ----        ----        ----
                                                                                             (40 WEEKS)  (39.WEEKS)
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income, as reported.........................................        $2,882    $  2,359   $  2,316   $   5,343
Add: stock-based compensation expense included in reported
  net income, net of income taxes...............................           491           5      1,189          14
Deduct: stock-based compensation expense determined under
  the fair value-based method for all awards, net of income taxes       (1,359)       (587)    (2,991)     (2,445)
                                                                       -------    --------   --------   ---------
Pro forma net income............................................         2,014       1,777        514       2,912

Charges related to convertible preferred stock..................            --          --         --       7,665
Pro forma net income (loss) applicable to common stockholders...       $ 2,014    $  1,777   $    514   ($  4,753)
                                                                       =======    ========   ========   =========

Net income (loss) per common share applicable to common stockholders:
      Basic, as reported........................................        $0.24        $0.22       $0.20     ($0.22)
      Diluted, as reported......................................        $0.23        $0.21       $0.19     ($0.22)
      Basic, pro forma..........................................        $0.17        $0.17       $0.04     ($0.45)
      Diluted, pro forma........................................        $0.16        $0.16       $0.04     ($0.45)


    In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the LeCroy Corporation 2004 Employment Inducement Stock Plan (the "2004 Plan") to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The adoption of the 2004 Plan did not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan:
(i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares).

    In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," the unvested stock options granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC, and the fair value of the new awards were included in the purchase price. A portion of the intrinsic value of the unvested awards has been allocated to unearned compensation and will be recognized as compensation expense over the remaining future vesting period. For the three and nine months ended March 31, 2005, $0.1 million, net of tax, and $0.2 million, net of tax, respectively, have been charged as compensation expense in the Condensed Consolidated Statements of Operations related to the assumed options.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



    For the nine months ended March 31, 2005, the net adjustment to additional paid in capital and deferred compensation, in the aggregate, was an increase of $10.2 million, consisting of:

     o $3.5 million related to the issuance of options in connection with the Merger (net of related amortization of deferred compensation since the Merger),
     o $4.8 million from the exercise of stock options and related tax benefits,
     o $1.6 million related to the issuance of restricted shares to employees and related compensation expense, and
     o    $0.3 million from the employee stock purchase plan.

4. REVENUE RECOGNITION

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

     Product revenue. The Company generates product revenue from the sales of oscilloscopes and application solutions, protocol verification systems, probes and accessories. Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc read-only memory or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. All sales of these related products are based upon separately established prices for these items and are recorded as revenue according to the above revenue recognition criteria. No post-contract support is provided on the application solutions. Provisions for warranty costs are recorded at the time products are shipped. Revenues from these related products are included in revenues from Test and measurement products in the Condensed Consolidated Statements of Operations. Certain software is embedded in the Company's oscilloscopes, but the embedded software component is considered incidental.

     Software license revenue. The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9").

     Due to the significant software content of its protocol verification systems products, the Company recognizes revenue on the sale of these products in accordance with SOP 97-2 upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. When the Company ships a protocol verification system but certain elements relating to the functionality of the product are not delivered, revenue and the associated cost of revenue are deferred until the remaining elements are delivered. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are shipped. Revenues from protocol verification system products are included in Test and measurement products in the Condensed Consolidated Statements of Operations.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Condensed Consolidated Statements of Operations.

     Service and other revenue. Service and other revenue includes extended warranty contracts, software maintenance agreements and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibrations included within the sales contract agreement. This deferred revenue is then recognized on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element.

     Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company's strategy for distributing this product line is the use of a buy-sell distribution channel. This was the Company's initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes, the Company has determined that it is appropriate to recognize revenue when a WaveSurfer oscilloscope is sold by the distributors to their customers. Until revenue is recognized, WaveSurfer oscilloscopes shipped to distributors are included in the Company's finished goods inventory and recorded in deferred revenue, included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

     Deferred license revenue. Revenue from license fees under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized over the terms of the related agreements. An ongoing requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be "essential to the functionality" of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date.

     Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pre-tax deferred license fee revenue of $0.3 million and $1.0 million during the three and nine months ended March 31, 2005 and 2004, respectively. Such license fees are included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2005, the remaining balance of pre-tax deferred license fee revenue was $1.0 million which is reflected in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

5. RESTRUCTURING

    During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure its organization and streamline its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of $0.6 million, all recorded in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of March 31, 2005, $0.3 million has been paid and $0.3 million remains in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Severance and other related amounts under this plan will be paid in full by the end of the second quarter of fiscal 2007.

    During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in Cost of revenues, $0.6 million of which was recorded in Selling, general and administrative expense and $0.2 million of which was recorded in Research and development expense). The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. Final payments for severance under this plan occurred in the fourth quarter of fiscal 2004. On November 8, 2004, the Company entered into a Lease Termination Agreement and made a final payment of $0.1 million releasing the Company from any future rental obligations under the Beaverton, Oregon facility lease. This amount had been previously accrued.

    During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million ($2.1 million of which was recorded in Selling, general and administrative expense and $0.5 million of which was recorded in Research and development expense). The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002. As of March 31, 2005, $2.5 million of the total $2.6 million has been paid and $0.1 million remains in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Severance and other related amounts under this plan will be paid in full by the end of the second quarter of fiscal 2006.

6. DERIVATIVE INSTRUMENTS

    The Company accounts for qualifying derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. A hedge is regarded as highly effective and qualifies for hedge accounting if, at inception and throughout its life, it is expected that changes in the cash flows of the hedged item are almost fully offset by the changes in the fair value of changes in cash flows of the hedging instrument and actual effectiveness is within a range of 80 percent to 125 percent.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

    For derivative instruments that are designated and qualify as a cash flow hedge (such as the Company's interest rate variable-to-fixed swap agreement discussed below), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately.

    A cash flow hedge ceases to be highly effective as a hedge when the hedge expires, is sold, terminated, or exercised; when the hedged item matures or is sold or repaid; or when a forecasted transaction is no longer deemed highly probable. At this time the hedge accounting would be discontinued, and the gain or loss would be recognized in the results of operations immediately.

    For derivative instruments not designated as hedging instruments (such as the Company's foreign currency forward exchange agreements discussed below), the gain or loss is recognized in the results of operations immediately.

    The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

    At March 31, 2005, the Company has the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Cash Flow Hedges

    As required by the terms of the Credit Agreement (See Note 15), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to hedge against rising interest rates during the term of the Credit Agreement. The Credit Agreement obligates the Company to enter into one or more hedging agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is designated as a cash flow hedge under SFAS 133, and is being utilized to moderate the Company's exposure to interest rate fluctuations on its underlying variable rate long-term debt. In accordance with the interest rate swap transaction, the Company pays quarterly interest on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap during the three months ended March 31, 2005 was approximately $50,000. The notional amount as of March 31, 2005 was approximately $24.1 million. The fair value of the interest rate swap as of March 31, 2005, is $0.2 million and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at March 31, 2005. The fair value is recorded in Other current assets and Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets as of March 31, 2005.

Other Hedges

    The Company may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

    The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. These foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other (expense) income, net in the Condensed Consolidated Statements of Operations. These foreign exchange forward contracts are recorded on the Condensed Consolidated Balance Sheets at fair value. The changes in fair value of these contracts are inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities.

    There was a net loss resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies of $0.1 million for the three months ended March 31, 2005, compared to a net gain of $0.1 million for the comparable prior year period. There were net gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies of $0.4 million and $0.3 million for the nine months ended March 31, 2005 and 2004, respectively. These amounts are included in Other (expense) income, net in the Condensed Consolidated Statements of Operations and include gross gains of zero and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, and $0.6 million and $0.4 million for the nine months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and June 30, 2004, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $8.0 million and $8.2 million, respectively.

7. COMPREHENSIVE INCOME

    The following table presents the components of comprehensive income, net of tax:


                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    MARCH 31,                MARCH 31,
                                                                    --------                 ---------
                                                                 2005        2004        2005         2004
                                                                 ----        ----        ----         -----
                                                              (13 WEEKS)  (13 WEEKS)  (40 WEEKS)   (39 WEEKS)
                                                                               (IN THOUSANDS)

Net income..................................................    $2,882      $2,359       $2,316       $5,343
Unrealized loss on marketable debt securities...............        --          --           (3)        --
Reclassification adjustment for realized losses
included in net income......................................        --          --           16         --
Change in fair value of derivative instruments..............       150          --          150         --
Foreign currency translation (losses) gains.................      (647)       (432)         939        1,775
                                                                ------      ------       ------       ------
Comprehensive income........................................    $2,385      $1,927       $3,418       $7,118
                                                                ======      ======       ======       ======


    The Company's investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are included in Other (expense) income, net in the Condensed Consolidated Statements of Operations when realized. Management has the ability, if necessary, to liquidate any of these investments in order to meet its liquidity needs within the normal operating cycle. Accordingly, all investments in debt securities are classified as current assets. In the quarter ended December 31, 2004, all marketable debt securities were liquidated and there was no activity for the three months ended March 31, 2005.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


8. ACCOUNTS RECEIVABLE, NET

    The Company has agreements with two of its customers, who are also vendors, which provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At March 31, 2005 and June 30, 2004, the Company netted approximately $3.0 million and $0.6 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets related to these agreements.

    The allowance for doubtful accounts was approximately $0.5 million and $0.4 million as of March 31, 2005 and June 30, 2004, respectively, and is entirely related to trade accounts receivables.

9. INVENTORIES, NET

    Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                   MARCH 31,   JUNE 30,
                                                    2005        2004
                                                 ---------   ----------
                                                     (IN THOUSANDS)
   Raw materials............................     $  10,859   $    6,617
   Work in process..........................         3,234        4,544
   Finished goods...........................        14,127       10,817
                                                 ---------   ----------
                                                 $  28,220   $   21,978
                                                 =========   ==========

    The value of demonstration units included in finished goods was $10.3 million and $8.0 million at March 31, 2005 and June 30, 2004, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

    In the quarter ended December 31, 2004, as a result of the Merger, the Company reviewed the long-term product support policies in place at LeCroy and at CATC prior to the Merger with an aim toward developing one policy to best serve customers. In connection with the resultant change in policy, as well as changes in the Company's product support strategy, the Company recorded a $2.7 million non-cash charge to Cost of revenues in the Condensed Consolidated Statements of Operations for the write-off of excess parts. There were no such activities in the quarter ended March 31, 2005.

10. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                   MARCH 31,   JUNE 30,
                                                     2005        2004
                                                ----------   ----------
                                                     (IN THOUSANDS)
   Deferred tax assets, net.................    $    5,500   $    7,400
   Other receivables........................           638          511
   Prepaid probes and accessories...........           408          818
   Value-added tax..........................           435          595
   Other....................................         2,935        2,597
                                                ----------   ----------
                                                $    9,916   $   11,921
                                                ==========   ==========

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



11. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                 MARCH 31,     JUNE 30,
                                                   2005         2004
                                              -----------   -----------
                                                    (IN THOUSANDS)
   Land, building and improvements..........  $    15,195   $    14,640
   Furniture, machinery and equipment.......       29,402        25,073
   Computer software and hardware...........       16,100        17,637
                                              -----------   -----------
                                                   60,697        57,350
   Less: accumulated depreciation and amorti      (41,225)      (37,572)
                                              -----------   -----------
                                              $    19,472   $    19,778
                                              ===========   ===========

    Depreciation and amortization expense was $1.3 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively, and was $3.9 million and $3.8 million for the nine months ended March 31, 2005 and 2004, respectively.

12. OTHER NON-CURRENT ASSETS

    Other non-current assets consist of the following:

                                                MARCH 31,    JUNE 30,
                                              -----------   -----------
                                                 2005          2004
                                                  (IN THOUSANDS)
   Intangibles, net.........................  $   6,839  $    5,802
   Deferred tax assets, net.................      5,556       4,771
   Other....................................      1,735         894
                                              ---------  ----------
                                              $  14,130  $   11,467
                                              =========  ==========

    Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2004 and determined that there was no impairment to its recorded goodwill balances. No impairment indicators arose during the first nine months of fiscal 2005.

    The following table reflects the gross carrying amount and accumulated amortization of the Company's goodwill and intangible assets included in Other non-current assets on the Condensed Consolidated Balance Sheets as of the dates indicated:


                                                                        WEIGHTED        MARCH 31,     JUNE 30,
                                                                      AVERAGE LIVES       2005         2004
                                                                     --------------     ---------    ---------
                                                                    (AS OF MARCH 31,        (IN THOUSANDS)
                                                                          2005)
   Amortizable intangible assets:
       Technology, manufacturing and distribution rights..........     3.6 years       $  11,827    $    8,897
       Patents and other intangible assets........................     3.5 years             812           661
       Effect of currency translation on intangible assets........                           178           148
       Accumulated amortization...................................                        (5,978)       (3,904)
                                                                                       ---------    ----------
     Net carrying amount..........................................                     $   6,839    $    5,802
                                                                                       =========    ==========
   Non-amortizable intangible assets:
       Goodwill...................................................                     $  81,767    $    1,874
                                                                                       =========    ==========


                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

    Amortization expense for those intangible assets with finite lives was $0.9 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively, and $2.1 million and $1.0 million for the nine months ended March 31, 2005 and 2004, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis over the estimated economic life of the asset. Management estimates that intangible assets amortization expense on a straight-line basis in fiscal 2005 through 2008 will approximate $3.3 million, $2.7 million, $2.0 million, and $0.8 million, respectively.

     During the nine months ended March 31, 2005, the Company purchased a license for approximately $1.0 million for the use of electronic design automation software, a license for approximately $0.2 million for the ability to use certain computer aided design software tools, and increased an existing license by $0.1 million for the use of embedded memory macro technology. The assets for the design software licenses have an amortization period of three years based on the terms of the license agreements. The asset for the use of the embedded memory technology has an amortization period of five years based on the terms of the license agreement.

    As part of the Merger, LeCroy purchased technology, the CATC trade name and purchase orders at their fair value of $3.2 million.

    In the second quarter of fiscal 2005, as a result of a change in the Company's organization stemming from the Merger and a subsequent change in the Company's low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge for the write-off of an intangible asset.


13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                           MARCH 31,  JUNE 30,
                                                             2005       2004
                                                          ---------  ----------
                                                             (IN THOUSANDS)
   Compensation and benefits............................. $   5,694  $    5,022
   Income taxes..........................................     3,253       2,938
   Legal settlement......................................     1,000          --
   Deferred license fee revenue, current portion.........       989       1,296
   Warranty..............................................       981       1,247
   Deferred revenue, current portion.....................     3,585       1,606
   Retained liabilities from discontinued operations.....       160         160
   Other.................................................     3,808       2,285
                                                          ---------  ----------
                                                          $  19,470  $   14,554
                                                          =========  ==========

14. WARRANTIES AND GUARANTEES

    The Company provides a warranty on its products, typically extending three years after delivery. Estimated future warranty obligations related to products are provided by charges to operations in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to operations.

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three and nine months ended March 31, 2005 and 2004:

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    MARCH 31,               MARCH 31,
                                                                ------------------       -----------------
                                                                2005         2004        2005        2004
                                                                -----        ----        ----        ----
                                                             (13 WEEKS)   (13 WEEKS)  (40 WEEKS)  (39 WEEKS)
                                                                              (IN THOUSANDS)
Balance at beginning of period.............................    $1,372       $1,243      $ 1,247     $1,235
   Accruals for warranties entered into during the period..        24          345          892        983
   Warranty costs incurred during the period...............      (415)        (342)      (1,263)      (972)
   Warranty liability assumed in the Merger................        --           --          105        --
                                                               ------       ------      -------     ------
Balance at end of period ..................................    $  981       $1,246      $   981     $1,246
                                                               ======       ======      =======     ======


    During the quarter ended March 31, 2005, the Company's management revisited labor and cost estimates utilized in its existing warranty model in light of the Company's recent new product introductions, and determined that the actual labor and cost estimates to repair the warranty units were lower than previously estimated given the Company's success in reducing the time and costs necessary to fix the newer models currently under warranty. As a result of this evaluation and conclusion the Company changed the labor and cost estimates used to calculate the warranty accrual as of March 31, 2005. This change in estimate was recorded in the current period and reduced the accrual required by approximately $350,000, resulting in a $24,000 net charge for warranties entered into during the quarter ended March 31, 2005.

    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of March 31, 2005, there have been no claims under such indemnification provisions.

    As is customary in the Test and Measurement industry, and as provided for by local law in the U.S. and other jurisdictions, the Company's standard terms of sale provide remedies to customers, such as defense, settlement or payment of a judgment for intellectual property claims related to the use of the Company's products. Such indemnification provisions are accounted for when a loss becomes probable and estimable. To date, there have been no claims under such indemnification provisions.

15. DEBT

    On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's existing credit facility with The Bank of New York that was entered into on October 11, 2000 and subsequently amended. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan have been used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of March 31, 2005, the Company has not borrowed against the Revolver.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    Borrowings under the Credit Agreement bear interest at variable rates equal to, at the Company's election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company's leverage ratio, as defined in the Credit Agreement, or (2) the London Interbank Offering Rate ("LIBOR") plus an applicable margin of between 1.25% and 2.75% based on the Company's leverage ratio. In addition, the Company must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

    Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 31, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan are required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the remaining term of the Credit Agreement. As of March 31, 2005, the Company has repaid $3.5 million of the principal balance of this loan.

    The Company incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. Transaction fees of approximately $87,000 from the previously amended credit facility were charged to interest expense in the second fiscal quarter of 2005. At March 31, 2005, unamortized fees of $0.5 million were included in Other current assets, and $0.8 million were included in Other non-current assets on the Condensed Consolidated Balance Sheets.

    As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (see Note 6).

    In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150 million yen (approximately $1.4 million as of March 31, 2005). No amounts were outstanding under these facilities as of March 31, 2005. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of March 31, 2005). As of March 31, 2005, there were no amounts outstanding under this facility.

16. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 30, 1999, the Company completed a private placement of 500,000 shares of its redeemable convertible preferred stock for proceeds of $10.0 million. The shares of preferred stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. On September 27, 2003, the Company repurchased from the holders of its redeemable convertible preferred stock all 500,000 issued and outstanding shares for $23.0 million in cash. In connection with the repurchase of preferred stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its preferred stock ($1.0 million charged to Retained earnings and $6.7 million charged to Additional paid-in capital) and recognized transaction costs of $0.4 million included in Other (expense) income, net in the Condensed Consolidated Statements of Operations. In accordance with the SEC's position published in EITF Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at Net loss applicable to common stockholders in fiscal 2004.

    The Company and the holders of its preferred stock agreed that the final repurchase of preferred stock would be negotiated as though the transaction had occurred at the beginning of the first quarter of fiscal 2004. As a result, the Company accounted for the transaction as though no dividends had accrued in fiscal 2004 and that the charge for the value originally attributed to the warrants at the point of issue that remained unaccreted at the time of redemption

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


was accelerated and combined with the redemption premium to reflect the total charge related to the redemption of convertible preferred stock in the Condensed Consolidated Statements of Operations.

17. COMMITMENTS AND CONTINGENCIES

    On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. The Company furthermore filed a counterclaim on August 5, 2003, claiming Tektronix is infringing three of the Company's patents. On April 11, 2005, all claims related to two of the Tektronix patents were voluntarily dismissed from the Tektronix complaint and the Company's counterclaim. All claims related to one of the Company's patents were also voluntarily dismissed from the Company's counterclaim. On November 30, 2004, the Company filed a Motion for Summary Judgment of Noninfringement concerning one of the six Tektronix patents. In response, Tektronix filed a Cross-Motion for Summary Judgment of Infringement by the Company concerning the same patent. By order dated May 4, 2005, the court granted the Company's Motion for Summary Judgment of Noninfringement and denied Tektronix' Cross-Motion for Summary Judgment of Infringement. On May 11, 2005, Tektronix and the Company entered into an agreement settling all claims and counterclaims between the parties in connection with their respective patents. As part of the settlement agreement, the Company recorded $1.0 million in legal expenses for the three months and nine months ended March 31, 2005.

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

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no other matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

18. EARNINGS PER COMMON SHARE

    The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended March 31, 2005 and 2004:

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)




                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    MARCH 31,               MARCH 31,
                                                                -----------------        -----------------
                                                                2005         2004        2005        2004
                                                                ----         ----        ----        ----
                                                             (13 WEEKS)   (13 WEEKS)  (40 WEEKS)  (39 WEEKS)
                                                                              (IN THOUSANDS)
Numerator:
    Net income.............................................    $2,882       $2,359       $2,316      $5,343
    Redemption of convertible preferred stock..............        --          --            --       7,665
                                                               ------       ------       ------     -------
    Net income (loss) applicable to common stockholders....    $2,882       $2,359       $2,316     ($2,322)
                                                               ======       ======       ======     =======
Denominator:
    Weighted average shares outstanding:
         Basic.............................................    11,847       10,721       11,702      10,545
         Employee stock options and other..................       825          550          560        --
                                                               ------       ------       ------     -------
         Diluted...........................................    12,672       11,271       12,262      10,545
                                                               ======       ======       ======     =======


    As defined in SFAS No. 128, "Earnings per Share," the computation of diluted net income (loss) per common share for the three months ended March 31, 2005 and 2004 does not include approximately 0.6 million and 0.8 million, respectively, and the nine months ended March 31, 2005 and 2004 does not include approximately
0.6 million and 2.7 million, respectively, of common stock options and restricted shares, as the effect of including such awards would have been antidilutive to earnings per share.

    During the quarter ended December 31, 2004, the Company issued additional stock options and restricted stock in connection with the Merger. (See Note 3.)

19. INCOME TAXES

    The effective income tax rate for the third quarter of fiscal 2005 was 0.4% compared to a 37.0% tax rate for the third quarter of fiscal 2004. The lower effective tax rate comprises an annualized effective tax rate of 35% which is offset in the quarter ended March 31, 2005 by two discrete tax benefits aggregating $950,000 associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when the Company filed its fiscal 2004 tax returns.

    On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company has elected to apply this provision to certain repatriations of qualifying earnings in fiscal year 2005. The Company elected to repatriate $22.1 million during the quarter ended December 31, 2004, pursuant to its approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.2 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during the three months ended December 31, 2004.

20. REVENUES BY GEOGRAPHIC AREA

    The Company develops, manufactures, sells and licenses oscilloscopes, protocol verification systems and other related test and measurement equipment. The Company's oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   MARCH 31,                MARCH 31,

                                                               2005         2004        2005        2004
                                                       ----         ----        ----        ----


                                                            (13 WEEKS)   (13 WEEKS)  (40 WEEKS)  (39 WEEKS)
                                                                             (IN THOUSANDS)
North America..........................................   $  15,260    $  9,644     $ 39,494  $  28,575
Europe/Middle East.....................................      11,497      10,396       36,626     27,501
Japan..................................................       5,101       5,667       15,925     12,381
Asia/Pacific...........................................      11,032       7,123       29,138     21,563
                                                          ---------    --------    ---------  ---------
  Total................................................   $  42,890    $ 32,830    $ 121,183  $  90,020
                                                          =========    ========    =========  =========


21. RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The Company is currently assessing the impact of the adoption of SFAS No. 151 on its results of operations and financial condition.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions in fiscal year 2006. The Company is currently assessing the impact of the adoption of SFAS No. 153 on its results of operations and financial condition.

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

    Presently, we develop, manufacture, sell and license oscilloscopes, protocol verification systems and other related test and measurement equipment. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Through the quarter ended March 31, 2005, we offered four families of oscilloscopes, which address different solutions for the markets we serve: WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for value-oriented users in the low-performance bandwidth sector of the market. Our protocol verification systems are used to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. Our protocol verification systems are used by designers and engineers whose products are in development and production and also for products deployed in the field. On April 4, 2005, we launched a fifth family of oscilloscopes, the WaveExpert, which is our highest performance oscilloscope, targeted at design engineers requiring a high bandwidth, accurate, fast and flexible sampling oscilloscope.

    We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol verification systems, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty and software maintenance contracts and repairs and calibrations on our instruments after their warranties expire. Revenue is recognized when products are shipped or services are rendered to customers net of allowances for anticipated returns. We defer revenues on shipments of our WaveSurfer product line to buy-sell distributors until the units are sold by the distributors to their end customers. We sell our products into a broad range of end markets, including the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

    We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers' representatives and distributors in areas where demand levels do not justify direct distribution. We segment the world into four areas - North America, Europe/Middle East, Japan and Asia/Pacific. In North America we primarily sell our products directly in the United States. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China. During the third quarter of fiscal 2004, we commenced shipping our WaveSurfer product line, which is being distributed through a combination of a buy-sell distribution channel and our direct channel.

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

    Historically, we have, at times, experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, has been principally due to the lower level of general market activity during the summer months, particularly in Europe.

    Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross margins represent revenues less cost of revenues. Additional factors integral to gross margins earned on our products are mix, as the list prices of our products range from $4,000 to $105,000, and foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while manufacturing costs are U.S. dollar denominated.

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

    Our results of operations and financial condition are affected by a variety of factors. As discussed below, we believe the most significant recurring factors are the economic strength of the technology markets into which we sell our products, our ability to timely identify market demands and develop competitive products to meet those demands, the announcements and actions of our competitors and our ability to enter into new markets and broaden our presence in existing markets.

    Our sales are largely dependent on the health and growth of technology companies whose operations tend to be cyclical. Consequently, demand for our products tends to coincide with the increase or decrease in capital spending in the technology industry. For example, in the late 1990s through 2001, our business expanded along with the prosperity of the technology markets. From early 2001 to 2003, demand for our products decreased along with the contraction of the technology industry overall. As a result, our revenues decreased 8% from the end of fiscal year 2000 through fiscal year 2002. Beginning in fiscal year 2003 our revenues have significantly increased concurrently with the recovery of the technology industry.

    We believe our ongoing strategy of quickly identifying opportunities and customer needs in fundamental technology markets and capitalizing on those opportunities through well-planned, efficient and timely key product introductions has also contributed to our recent increase in revenues. For instance, in October 2003, in anticipation of renewed but tentative capital spending in the technology industry, we introduced our WaveRunner 6000 family of oscilloscopes, a unique software platform built upon a solid hardware platform designed to take advantage of demand for mid-tier competitively priced, powerful oscilloscopes. To date, sales of WaveRunner 6000 oscilloscopes have exceeded our expectations.

    In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2003 we implemented a restructuring plan intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2003, see the Section entitled "Restructuring and Asset Impairment," below. Moreover, in connection with the acquisition of Computer Access Technology Corporation ("CATC"), we adopted a plan to restructure our operations and streamline our product strategy. Further details of this restructuring are described in the Section entitled "Acquisition," below.

    We face significant competition in our target markets. We believe that in order to continue to compete successfully, we need to timely anticipate, recognize and respond to changing market demands by providing products that serve our customers' needs as they arise at prices acceptable to the market. We believe that we compete favorably with our competition in each of these areas. Consequently, we are constantly reviewing our product development strategy and invest time, resources and capital in development projects we deem most likely to succeed.

    In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004, we completed the acquisition of CATC to complement our expanding portfolio of serial data test solutions. The acquisition of CATC is described more fully below.

ACQUISITION

    On October 29, 2004, we completed our acquisition of CATC via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC reported $17.7 million in revenues for the trailing 12 months ended June 30, 2004 and had approximately 70 employees. Through our acquisition of CATC, we expect to capitalize on the increasing demand for serial data test instruments, leverage our global, technical, direct sales force to accelerate the growth of CATC's products, strengthen our position in the data storage market, increase penetration into the computer market, expand gross margins, increase operating leverage leading to expanded operating margins and increase cash generation capabilities.

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, we paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan (the "ESPP") purchase rights. Further, we assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which will be charged as compensation expense to operations as earned by employees over their remaining vesting periods. We paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under our $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). The Merger consideration is summarized below:

 (IN THOUSANDS)
Cash for shares                                                $  120,281
Cash for options and ESPP purchase rights                           3,966
Fair value of stock options assumed                                 5,111
Unearned stock compensation on unvested options assumed            (1,945)
Transaction costs                                                   2,621
                                                               ----------

Total purchase price                                           $  130,034
                                                               ==========

     The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The purchase price allocation, which could be subject to further changes resulting from incremental direct acquisition costs, is summarized below:



(IN THOUSANDS)
Cash                                                 $    46,466
Accounts receivable                                        2,296
Inventory                                                  3,710
Other current assets                                         133
Fixed assets                                                 663
Other assets                                                  28
In-process research and development                        2,190
Purchased technology                                       3,080
Purchased trade name                                          70
Purchased purchase orders                                     90
Goodwill                                                  79,893
Current liabilities assumed                               (5,875)
Long-term liabilities assumed                               (652)
Deferred tax liability                                    (2,058)
                                                      -----------
Total purchase price                                   $ 130,034
                                                      ===========


    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying value as of March 31, 2005:



                                               WEIGHTED             ACCUMULATED
                                             AVERAGE LIVES   COST  AMORTIZATION     NET
                                             -------------   ----  ------------     ---
                                                                  (IN THOUSANDS)
   Amortizable intangible assets:
       Purchased technology................  2.0 years      $3,080    $    743    $ 2,337
       Purchased tradename.................   1.0 year          70          30         40
       Purchased purchase orders...........  0.2 years          90          90         --
                                                            ------    --------    -------
     Total intangibles purchased...........                 $3,240    $    863    $ 2,377
                                                            ======    ========    =======


    Amortization expense for intangible assets acquired in the Merger was $0.5 million and $0.9 million for the three and nine month periods ended March 31, 2005, respectively. Amortization expense for the intangible assets acquired in the Merger has been recorded in the Condensed Consolidated Statements of Operations as follows:

                                           THREE MONTHS ENDED NINE MONTHS ENDED
                                               MARCH 31,         MARCH 31,
                                               --------          ---------
                                                  2005            2005
                                                  ----            ----
                                               (13 WEEKS)      (40 WEEKS)
                                                      (IN THOUSANDS)
Cost of revenues..........................       $ 446             $ 833
General and administrative expense........          18                30
                                                 -----             -----
   Total..................................       $ 464             $ 863
                                                 =====             =====



    The amortization expense of intangible assets acquired in the Merger for fiscal 2005 and in future years is as follows:

                                            AMOUNT
                         FISCAL YEAR    (IN THOUSANDS)
                        --------------- ----------------
                            2005                 $1,315
                            2006                  1,339
                            2007                    586
                                        ----------------
                                                 $3,240
                                        ================

    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge is included in Research and development expense in the Condensed Consolidated Statements of Operations.

RESTRUCTURING AND ASSET IMPAIRMENT

    In response to the continued economic downturn in 2003, we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to position our business better for the long term. Additionally, in connection with the Merger, we took steps to change our organization as well as implement a change in our low to mid-range oscilloscope manufacturing strategy. The resultant charges taken to accomplish these efforts were:

                                                 NINE MONTHS ENDED         YEAR ENDED
                                                      MARCH 31,             JUNE 30,
                                                      --------              --------
                                                   2005       2004       2004      2003
                                                   ----      -----       ----      ----
                                                (40 WEEKS) (39 WEEKS)
                                                              (IN THOUSANDS)
     Charges for:
       Impaired intangible assets.............  $  1,500    $     --    $    --   $ 2,280
       Severance and related costs............        --          --         --       163
                                                --------    --------    -------   -------
          Cost of sales.......................  $  1,500    $     --    $    --   $ 2,443
                                                ========    ========    =======   =======

     Charges for:
       Severance and related costs............  $     --    $    --     $    --  $    670
                                                --------    -------     -------   -------
          Research and development............  $     --    $    --     $    --  $    670
                                                ========    =======     =======   =======

     Charges for:
       Severance and related costs............  $    629    $    --     $    --  $  2,382
       Plant closure..........................        --         --          --       286
       Unused restructuring reserve...........        --         --          --       (78)
                                                --------    -------     -------   -------
          Selling, general and administrative.  $    629    $    --     $    --   $ 2,590
                                                ========    =======     =======   =======

    In connection with our fiscal 2003 restructuring, approximately $3.4 million of the total $3.5 million severance, plant closure and related reserve has been paid as of March 31, 2005. Severance and other related amounts of approximately $0.1 million will be paid by the end of the second quarter of fiscal 2006. Additionally, on November 8, 2004 we entered into a Lease Termination Agreement and made a final payment of approximately $0.1 million releasing us of any future rental obligations under the Beaverton, Oregon facility lease. This amount had been previously accrued.

    No similar restructuring charges were incurred in fiscal 2004.

    During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure its organization and fine tune its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of March 31, 2005, approximately $0.3 million of severance has been paid and approximately $0.3 million remains in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007. Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge to Cost of revenues for the write-off of a technology asset.

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

     These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which includes a description of our critical accounting policies involving significant judgment by LeCroy's management. In particular, judgment is used in areas such as revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets, estimation of warranty liabilities and valuation of goodwill. There have been no changes in our critical accounting policies since June 30, 2004.

CONSOLIDATED RESULTS OF OPERATIONS

    The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2005 and 2004.




                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              MARCH 31,            MARCH 31,
                                                              ---------            ---------
(UNAUDITED)                                                 2005      2004       2005      2004
                                                            ----      ----       ----      ----
Revenues:
  Test and measurement products........................      95.3%     94.1%     94.5%      93.7%
  Service and other....................................       4.7%      5.9%      5.5%       6.3%
                                                            -----     -----     -----       -----
    Total revenues.....................................     100.0%    100.0%    100.0%     100.0%

Cost of revenues.......................................      39.5%     41.7%     44.5%      42.4%
                                                            -----     -----     -----       -----

    Gross profit.......................................      60.5%     58.3%     55.5%      57.6%

Operating expenses:
  Selling, general and administrative..................      32.9%     34.8%     34.2%      35.2%
  Legal settlement.....................................       2.4%                0.8%
  Research and development.............................      16.4%     12.5%     17.0%      12.9%
                                                            -----     -----     -----       -----
    Total operating  expenses..........................      51.7%     47.3%     52.0%      48.1%

Operating income.......................................       8.8%     11.0%      3.5%       9.5%

  Interest income......................................       0.4%      0.4%      0.4%       0.7%
  Interest expense.....................................      (2.2%)    (0.6%)    (1.5%)     (0.7%)
  Other (expense) income, net..........................      (0.3%)     0.6%      0.3%      (0.1%)
                                                            -----     -----     -----       -----
    Other, net.........................................      (2.1%)     0.4%     (0.8%)     (0.1%)
                                                            -----     -----     -----       -----
Income before income taxes.............................       6.7%     11.4%      2.7%       9.4%
  Provision for income taxes...........................       0.0%      4.2%      0.8%       3.5%
                                                            -----     -----     -----       -----
Net income.............................................       6.7%      7.2%      1.9%       5.9%
Redemption of convertible preferred stock..............       0.0%      0.0%      0.0%       8.5%
                                                            -----     -----     -----       -----
Net income (loss) applicable to common stockholders...        6.7%      7.2%      1.9%      (2.6%)
                                                            =====     =====     =====       =====



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

    Total revenues were approximately $42.9 million for the quarter ended March 31, 2005, compared to approximately $32.8 million for the comparable prior year period, representing an increase of 30.8%, or approximately $10.1 million, primarily as a result of increased sales of Test and measurement products. The increase in sales of Test and measurement products was largely driven by the incremental revenue generated as a result of the Merger, the introduction of the Wavesurfer oscilloscopes during the third quarter ended March 31, 2004, and the introduction of new probes. The contribution to the total increase in revenue from protocol verification systems was approximately 63%. During the quarter ended March 31, 2005, as a result of a change in our business model, we now classify certain service kit revenue as product rather than service revenue. The comparable prior year period amounts have been reclassified to conform to the current period presentation.

    Service and other revenues, which consist primarily of service revenues and license and maintenance fees, were approximately $2.0 million for the quarter ended March 31, 2005, representing an increase of 5.3%, or approximately $0.1 million, compared to approximately $1.9 million for the comparable prior year period. Service and other revenue in the third quarter for both fiscal 2005 and 2004 includes approximately $0.3 million of revenue that was deferred with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Foreign currency fluctuations contributed approximately $0.9 million to the growth in total revenues for the quarter ended March 31, 2005. Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                     (UNAUDITED)
                                                     ------------
                                                   2005          2004
                                                ---------     ---------
                                                    (IN THOUSANDS)
   North America............................    $  15,260     $   9,644
   Europe/Middle East.......................       11,497        10,396
   Japan....................................        5,101         5,667
   Asia/Pacific.............................       11,032         7,123
                                                ---------     ---------
      Total revenues........................    $  42,890     $  32,830
                                                =========     =========

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                     (UNAUDITED)
                                                     ------------
                                                   2005          2004
                                                ---------     ---------
   North America............................        35.6%          29.3%
   Europe/Middle East.......................        26.8           31.7
   Japan....................................        11.9           17.3
   Asia/Pacific.............................        25.7           21.7
                                                --------      ---------
      Total revenues........................       100.0%         100.0%
                                                ========      =========

    Gross profit for the quarter ended March 31, 2005 was $25.9 million, or 60.5% gross margin, compared to $19.1 million, or 58.3% gross margin, for the comparable prior year period. The increase in both gross profit dollars and gross margin percentage is primarily attributable to the sale of protocol verification systems, which yield greater gross margins due to their higher software content, and introduction of the Wavesurfer oscilloscope during the quarter ended March 31, 2004. We expect the Merger to continue to have a significant favorable effect on our overall gross margins in future periods.

    Selling, general and administrative ("SG&A") expense was $14.1 million for the quarter ended March 31, 2005 compared to $11.4 million for the quarter ended March 31, 2004, representing an increase of 23.7% or $2.7 million. Approximately 32.9% of the increase in the current quarter reflects the SG&A expenses incurred as a result of the Merger. Also included in SG&A expense for the three months ended March 31, 2005 is $0.6 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004. The remaining increase in SG&A was largely attributable to increases in certain legal and accounting expenses as well as less significant increases in other general spending categories. As a percentage of total revenues, SG&A expense decreased to 32.9% for the quarter ended March 31, 2005 from 34.8% for the comparable prior year period which resulted from the strong operating leverage in our business model.

     Legal settlement expense for the quarter ended March 31, 2005, is related to the patent litigation settlement agreement reached with Tektronix, Inc. ("Tektronix") on May 11, 2005. Please see Note 17 - Commitments and Contingencies for more information.

    Research and development ("R&D") expense was $7.0 million for the quarter ended March 31, 2005, compared to $4.1 million for the comparable prior year period, an increase of 70.76% or $2.9 million. The increase in R&D expense, both in dollars and as a percentage of revenues, for the current period is primarily due to spending related to the development of the protocol verification system products technology acquired in the Merger. Also included in R&D expense for the current period is $0.2 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004. As a percentage of total revenues, R&D expense was 16.3% for the quarter ended March 31, 2005 compared to 12.5% for the comparable prior year period.

    In the current fiscal year we intend to continue to invest a substantial percentage of our revenues into R&D. We expect to periodically introduce new products that address customer needs for solutions in a variety of market sectors. We believe that our advanced hardware and software technologies incorporated into our core products can be adapted to address additional sectors of the large and diverse Test and Measurement market where we have not historically focused.

    Other, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of approximately $0.9 million for the quarter ended March 31, 2005, compared to income of $0.1 million for the comparable prior year period. Other, net for the current period comprised primarily interest expense of approximately $0.9 million, compared to approximately $0.2 million for the comparable prior year period, which increase is due to the $50.0 million Term Loan outstanding under our current Credit Agreement. In addition, there were foreign exchange losses of approximately $0.1 million for the quarter ended March 31 2005, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies, compared to foreign exchange gains of approximately $0.1 million for the comparable prior year period.

    Our effective income tax rate for the quarter ended March 31, 2005 was 0.4% compared to a 37.0% tax rate for the comparable prior year period. The lower effective tax rate comprises an annualized effective tax rate of 35%, which is offset in the quarter by two discrete tax benefits aggregating $950,000 associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

     Total revenues were $121.2 million for the nine months ended March 31, 2005, compared to $90.0 million for the comparable prior year period, representing an increase of 34.7%, or $31.2 million. The increased revenue, which was almost entirely derived from sales of our Test and measurement products, resulted from the sales of our protocol verification systems, record demand for our Serial Data Analyzers ("SDAs"), an increase in demand for our WaveRunner oscilloscopes driven by the launch of the "A" versions of our WaveRunner 6000 product line and the WaveSurfer product line launched in the fourth quarter of fiscal 2004.

    Foreign currency fluctuations contributed approximately $2.0 million to the growth in total revenues for the nine months ended March 31, 2005. Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

                                                      NINE MONTHS ENDED
                                                         MARCH  31,
                                                         (UNAUDITED)
                                                   ---------------------
                                                      2005          2004
                                                      -----         ----
                                                  (40 WEEKS)    (39 WEEKS)
                                                       (IN THOUSANDS)
   North America...............................    $  39,494     $  28,575
   Europe/Middle East..........................       36,626        27,501
   Japan.......................................       15,925        12,381
   Asia/Pacific................................       29,138        21,563
                                                   ---------     ---------
      Total revenues...........................    $ 121,183     $  90,020
                                                   =========     =========

                                                      NINE MONTHS ENDED
                                                         MARCH  31,
                                                         (UNAUDITED)
                                                   ---------------------
                                                     2005          2004
                                                     ----          ----
   North America...............................      32.6%         31.7%
   Europe/Middle East..........................      30.2          30.5
   Japan.......................................      13.2          13.8
   Asia/Pacific................................      24.0          24.0
                                                   ------        ------
      Total revenues...........................     100.0%        100.0%
                                                   ======        ======

    Gross profit for the nine months ended March 31, 2005 was $67.3 million, or 55.5% gross margin, compared to $51.8 million, or 57.6% gross margin, for the comparable prior year period. The increase in gross profit dollars is primarily attributable to the introduction of the Wavesurfer oscilloscope and to the incremental profit contributed by sales of protocol verification systems, partially offset by non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the write-down of a technology license due to a change in our manufacturing strategy; which charges did contribute to a lower gross margin percentage for the nine months ended March 31, 2005. As a result of the amortization of acquired intangible assets, as well as the incremental cost of sales related to the write-up of acquired inventory to its fair value that lowered the impact of the higher margin protocol verification sales, the net impact on gross margin from sales of protocol verification systems for the nine months ended March 31, 2005 was immaterial. We expect the Merger to have a more significant favorable effect on our overall gross margins in future periods.

     SG&A expense for the nine months ended March 31, 2005 was $41.5 million, representing an increase of $9.8 million compared to $31.7 million for the comparable prior year period. Approximately 20.1% of the increase for the nine months ended March 31, 2005 reflects the SG&A expenses incurred as a result of the Merger. Included in SG&A in the nine months ended March 31, 2005 is $1.5 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004 and $0.6 million of severance and other related expenses related to the restructuring plan we undertook in connection with the Merger. The remaining increase was largely attributable to increases in compensation and certain legal and accounting expenses as well as less significant increases in other general spending categories. As a percentage of total revenues, SG&A expense decreased to 34.2% for the nine months ended March 31, 2005 from 35.2% for the nine months ended March 31, 2004.

     Legal settlement expense for the nine months ended March 31, 2005, is related to the patent litigation settlement agreement reached with Tektronix on May 11, 2005. Please see Note 17 - Commitments and Contingencies for more information.

     R&D expense was $20.6 million for the nine months ended March 31, 2005, compared to $11.6 million for the comparable prior year period, representing an increase of 77.6% or $9.0 million. The primary driver of the increase is the inclusion of R&D expenses from the Merger. Also, in connection with the Merger, included for the nine months ended March 31, 2005, is the $2.2 million charge for IPR&D. The remaining increase is due to salary increases, $0.4 million in non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal year 2004, and the timing of certain project specific engineering expenses related to new product introductions. As a percentage of total revenues, R&D expense increased to 17.0% for the nine months ended March 31, 2005 from 12.9% for the comparable prior year period, primarily attributable to the IPR&D charge, and to a lesser extent, increased spending on new product development.

     Other, net, was an expense of $1.0 million for the nine months ended March 31, 2005 compared to an expense of $0.1 million for the comparable prior year period. Other, net, for the nine months ended March 31, 2005 includes interest expense of approximately $1.8 million due to the $50.0 million Term Loan issued in connection with the Merger as well as the write-off of unamortized fees of $0.1 million associated with our previous credit facility, partially offset by interest income of approximately $0.5 million and the net foreign exchange gains of $0.4 million resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies. Other, net, for the nine months ended March 31, 2004 includes interest expense of approximately $0.6 million and a non-recurring charge of $0.4 million for transaction costs associated with the redemption of preferred stock, partially offset by interest income of approximately $0.6 million and $0.3 million in net foreign exchange gains resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies.

    Our effective tax rate was 29.4% for the nine months ended March 31, 2005, compared to 37.0% for the nine months ended March 31, 2004. The effective tax rate for the nine months ended March 31, 2005 was based on the estimated annual effective tax rate of 35.0%, increased by the discrete nondeductible IPR&D tax expense of $2.2 million associated with the Merger, and decreased by two discrete tax benefits aggregating $950,000 associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

    On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We have elected to apply this provision to certain repatriations of qualifying earnings in fiscal year 2005. We elected to repatriate $22.1 million during the quarter ended December 31, 2004, pursuant to our approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.2 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during the three months ended December 31, 2004.

    On September 27, 2003, we purchased from the holders of our preferred stock all 500,000 issued and outstanding shares of the preferred stock for $23.0 million in cash. In accordance with the SEC's position published in Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded a charge of approximately $7.7 million representing the premium paid to the holders of our preferred stock as a charge to arrive at a net loss applicable to common stockholders for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities at March 31, 2005 were approximately $16.7 million, compared to approximately $38.1 million at June 30, 2004. In connection with the Merger, we spent $80.4 million, net of cash acquired, comprised of $30.4 million of our cash and $50.0 million of borrowings under the Credit Agreement.

     We generated $13.0 million of Net cash provided by operating activities for the nine months ended March 31, 2005, compared to $12.9 million for the comparable prior year period. The main components of cash provided by operating activities during the nine months ended March 31, 2005 were:



     o    net income of $2.3 million;

     o depreciation and amortization of $5.9 million, including $0.8 million of amortization related to intangible assets acquired in the Merger;

     o    other non-cash expense of $8.1 million which primarily consisted of:

          o write-off of inventory and intangible assets of $4.2 million in the aggregate as a result of changes in product support policies and manufacturing strategies contemplated as a result of the Merger;
          o    write-off of IPR&D acquired in the Merger of $2.2 million;
          o    stock compensation expense of $1.9 million;
          o tax benefit from employees' exercise of incentive stock options of $1.0 million; partially offset by
          o an increase in the net deferred tax asset of $0.6 million and the recognition of $1.0 million in non-cash deferred license revenue;

     o partially offset by a net investment in working capital of $3.3 million.

     The net investment in working capital of $3.3 million for the nine months ended March 31, 2005, was driven mainly by increases in inventory primarily due to the receipt of a substantial quantity of parts in anticipation of a new product cycle as well as deployment of WaveRunner oscilloscope demonstration units in support of the launch of the WaveRunner 6000A family.

    Net cash used in investing activities was approximately $73.6 million for the nine months ended March 31, 2005, compared to net cash used of approximately $3.4 million for the comparable prior year period. This increase was primarily due to the investment of $80.4 million, net of acquired cash for the acquisition of CATC, partially offset by the liquidation of $9.5 million of investments to partially fund such acquisition (see Acquisition in this Discussion and Analysis of Financial Condition and Results of Operations above).

    Net cash generated by financing activities was approximately $48.7 million for the nine months ended March 31, 2005, compared to net cash used of approximately $15.3 million for the comparable prior year period. This increase in net cash generated by financing activities was primarily due to borrowings under the Credit Agreement used in connection with the Merger net of the cost of such issuance, and the use of $23.0 million in the comparable prior year period to redeem our preferred stock as well as the repayment of borrowings and capital lease obligations of $6.1 million.

    We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of March 31, 2005, we had $0.1 million outstanding under this line of credit, all of which was current and included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. This line of credit expires November 2005 and outstanding borrowings thereunder bear interest at an annual rate of 12.2%.

    On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced our existing credit facility with The Bank of New York that was entered into on October 11, 2000 and subsequently amended. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide us with a $50.0 million Term Loan and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of March 31, 2005, we have not borrowed against the Revolver.

    Borrowings under the Credit Agreement bear interest at variable rates equal to, at our election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on our leverage ratio, as defined in the Credit Agreement, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on our leverage ratio. In addition, we must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon our leverage ratio.

    Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 31, 2005, we were in compliance with our financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan are required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of March 31, 2005, we have repaid $3.5 million of the principal balance of this loan.

    We incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. Transaction fees of approximately $87,000 from the previously amended credit facility were charged to interest expense for the three months ended December 31, 2004. At March 31, 2005, unamortized fees of $0.5 million were included in Other current assets, and $0.8 million were included in Other non-current assets on the Condensed Consolidated Balance Sheets.

    In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150 million yen (approximately $1.4 million as of March 31, 2005). No amounts were outstanding under these facilities as of March 31, 2005. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of March 31, 2005). As of March 31, 2005, there were no amounts outstanding under this facility.

    We believe that our cash on hand, cash equivalents, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital, capital expenditure and debt service requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, technology license agreements and Term Loan as set forth in the table below:



                                                            PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2005
                                                     ----------------------------------------------------------
                                                                LESS THAN                          MORE THAN 5
                                                       TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS      YEARS
                                                     ---------  --------    --------    ---------    ----------
                                                                          (IN THOUSANDS)
   Capital lease obligations...................      $    117   $    117    $     --   $      --     $      --
   Employee severance agreements...............           365        269          96          --            --
   Operating lease obligations.................         5,158      1,379       3,524         172            83
   Intangible asset obligations................         1,206        362         844          --            --
   Term Loan obligations.......................        46,500      5,250      18,750      22,500            --
                                                     --------   --------    --------   ---------      --------
   Total.......................................      $ 53,346   $  7,377    $ 23,214   $  22,672      $     83
                                                     ========   ========    ========   =========      ========


RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 51"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS
No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. We are currently assessing the impact of the adoption of SFAS No. 151 on our results of operations and financial condition.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions in fiscal year 2006. We are currently assessing the impact of the adoption of SFAS No. 153 on our results of operations and financial condition.

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

          o the timing of the, announcement, introduction and market acceptance of new products by us or competing companies;

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

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of March 31, 2005, we had recorded $10.7 million of net deferred tax assets related to the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. As of March 31, 2005, we had recorded a valuation allowance of $9.4 million, of which $4.4 million was attributable to our acquisition of CATC, to reserve for those deferred tax assets we believe are not likely to be realized in future periods. An additional valuation allowance would be recorded if it was more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Condensed Consolidated Statements of Operations, which would have an adverse impact on our operating results. However, the recognition of any future tax benefit resulting from the reduction of the $4.4 million valuation allowance associated with the CATC purchase will be recorded as a reduction of goodwill.

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

          o less effective and less predictable recognition, protection and enforcement of intellectual property rights, specifically in areas of Asia and particularly in China;

          o trade protection measures, import or export licensing requirements, tariffs and other trade barriers;

          o    highly cyclical business environments;

          o unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

          o a stronger U.S. dollar, which could make our products more expensive;

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

     As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it may be difficult to design alternatives to such technology without incurring significant costs. Thus, the loss of intellectual property rights to technology could have a material adverse effect on our business, results of operations or financial condition. We are engaged in intellectual property litigation. From time to time, in the ordinary course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing such claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

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

     POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES, AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. On October 29, 2004, we acquired all of the outstanding shares of common stock of CATC. As a result of our acquisition of CATC or other transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

     WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL WE NEED TO MAINTAIN OR GROW OUR BUSINESS.

     Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than $25.0 million remaining under the Revolver with The Bank of New York and the other lenders party thereto, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

     The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

          o    our results of operations;

          o    general economic conditions and conditions in our industry;

          o    the perception in the capital markets of our business;

          o    our ratio of debt to equity;

          o    our financial condition;

          o    our business prospects; and

          o    changes in interest rates.

     In addition, certain covenants relating to our $75.0 million credit facility impose limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) entitled "Share-Based Payment" ("SFAS 123R"), an amendment of FASB Statements No. 123 and No. 95," requiring companies to expense the fair value of all employee equity-based awards granted, modified or settled. SFAS 123R will be effective for us in our 2006 fiscal year commencing July 2005 and accordingly, will require any options and stock awards issued or vesting on or after that date and shares issued under our employee stock purchase plan to be recognized as compensation expense. Currently, we record compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for option grants that have an exercise price below fair value. The adoption of SFAS No. 123R is expected to have a significant effect on our consolidated financial statements from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified. An explanation of the estimated impact of expensing stock compensation on our results of operations is provided in Item I, Part I, Note 3, entitled "Stockholders' Equity," above. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different

     WE HAVE A CREDIT FACILITY THAT CONTAINS FINANCIAL COVENANTS, AND THE FAILURE TO COMPLY WITH THESE COVENANTS COULD HARM OUR FINANCIAL CONDITION BECAUSE OUR CREDIT FACILITY MAY BE UNAVAILABLE TO US.

     We have a $75.0 million credit facility with The Bank of New York and the other lenders party thereto. We are subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, leverage ratio and fixed charge coverage ratio requirements. We expect that existing cash and cash equivalents, cash provided from operations, and borrowings pursuant to our credit facility will be sufficient to meet ongoing cash requirements, including debt service requirements. Failure to generate sufficient cash or comply with the financial covenants under our credit facility may adversely affect our business, results of operations, liquidity and financial condition.

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

     WE FACE BURDENS RELATING TO THE RECENT TREND TOWARD STRICTER CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS.

    Recently adopted or new legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have lead to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

RISKS RELATED TO OUR INDUSTRY

     WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND THIS COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

     The oscilloscope and protocol analysis markets are highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in these markets are Tektronix and Agilent Technologies, Inc. Both of our principal competitors have substantially greater sales and marketing, development and financial resources. We believe that Tektronix, Agilent and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope and many sectors of the protocol analysis markets.

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

     We believe that the principal bases of competition in the oscilloscope and protocol analysis markets are a product's performance (bandwidth, sample rate, memory length and processing power), its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and protocol verification systems and our ability to timely offer high-performance products at a favorable "price-to-performance" ratio. We cannot assure that we will continue to compete effectively.

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

     WITHOUT THE TIMELY INTRODUCTION OF COMPETITIVE PRODUCTS, OUR PRODUCTS MAY BECOME TECHNOLOGICALLY OBSOLETE.

     We generally sell our products in industries that are characterized by rapid technological changes, frequent new product announcements and introductions and changing industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to timely introduce competitive products, customers may defer placing orders in anticipation of future releases or purchase products from competitors. Product development delays may result from numerous factors, including:

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

    We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133").

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

    There was a net loss resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies of $0.1 million for the three months ended March 31, 2005, compared to a net gain of $0.1 million for the comparable prior year period. There were net gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies of $0.4 million and $0.3 million for the nine months ended March 31, 2005 and 2004, respectively. These amounts are included in Other (expense) income, net in the Condensed Consolidated Statements of Operations and include gross gains of zero and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, and $0.6 million and $0.4 million for the nine months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and June 30, 2004, the notional amounts of our open foreign exchange forward contracts, all with maturities of less than six months, were approximately $8.0 million and $8.2 million, respectively.

     We performed a sensitivity analysis for the third quarter of fiscal 2005 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash, cash equivalents, marketable securities as well as our $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows. Please refer to Note 15 - Debt for specifics related to our credit facility.

    As required by the terms of the Credit Agreement (See Note 15), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to hedge against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more hedging agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement (See Note 6), we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is designated as a cash flow hedge under SFAS 133, and is being utilized to moderate our exposure to interest rate fluctuations on its underlying variable rate long-term debt. In accordance with the interest rate swap transaction we pay quarterly interest on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap during the three months ended March 31, 2005 was approximately $50,000. The notional amount as of March 31, 2005 was approximately $24.1 million.

The fair value of the interest rate swap as of March 31, 2005, is $0.2 million and approximates the amount that we would have received from M&T Bank if the Company had canceled the transaction at March 31, 2005. The fair value is recorded in Other current assets and Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets as of March 31, 2005.

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

    There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                               LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. The Company furthermore filed a counterclaim on August 5, 2003, claiming Tektronix is infringing three of the Company's patents. On April 11, 2005, all claims related to two of the Tektronix patents were voluntarily dismissed from the Tektronix complaint and the Company's counterclaim. All claims related to one of the Company's patents were also voluntarily dismissed from the Company's counterclaim. On November 30, 2004, the Company filed a Motion for Summary Judgment of Noninfringement concerning one of the six Tektronix patents. In response, Tektronix filed a Cross-Motion for Summary Judgment of Infringement by the Company concerning the same patent. By order dated May 4, 2005, the court granted the Company's Motion for Summary Judgment of Noninfringement and denied Tektronix' Cross-Motion for Summary Judgment of Infringement. On May 11, 2005, Tektronix and the Company entered into an agreement settling all claims and counterclaims between the parties in connection with their respective patents.

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

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no other matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

    ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

    EXHIBIT NO.                           EXHIBIT

       2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K filed on September 2, 2004, incorporated herein by reference.

       3.1 Certificate of Incorporation of the Registrant dated as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

       3.2 Amendment to the Amended By-Laws of the Registrant, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

       4.1 Shares Purchase Agreement for the purchase of 517,520 shares of the Registrant's Common Stock, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board, filed as
              Exhibit 4.1 to Form 10-K for the fiscal year ended June 30, 2000, incorporated herein by reference.

       4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation, filed as Exhibit
              4.2 to Form 10-K for the fiscal year ended June 30, 2000, incorporated by reference.

       4.3 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein filed as Exhibit 2.2 to Form S-3 filed on October 1, 1999, incorporated herein by reference.

       4.4 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International filed as Exhibit 10.52 to Form S-3 filed on October 13, 2004, incorporated herein by reference.

       10.1 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.2 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.3 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.4 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan, filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.5   LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as
              Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.6 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors, filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.7 Series A Convertible, Redeemable Preferred Stock Purchase Agreement between the Registrant and the purchasers named therein, dated as of June 30, 1999, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1999, incorporated herein by reference.

       10.8 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

       10.9 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 18, 1998.*

       10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

       10.11 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

       10.12 Employment Agreement between the Registrant and Scott Bausback, dated August 13, 2001, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

       10.13 Amended and Restated Employment Agreement between the Registrant and Lutz P. Henckels, dated January 18, 2002, filed as Exhibit
              10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

       10.14 Employment Agreement between the Registrant and Thomas H. Reslewic, dated January 1, 2002, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ending December 31, 2001, incorporated herein by reference.*

       10.15  Form of Restricted Stock Purchase Agreement, filed as Exhibit
              10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

       10.16 Separation Agreement between the Registrant and Raymond F. Kunzmann, dated January 6, 2003, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*

       10.17 Amendment Number 1 to Employment Agreement between the Registrant and Thomas H. Reslewic, dated December 16, 2002, filed as Exhibit
              10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

       10.18 LeCroy Corporation 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

       10.19 LeCroy Corporation Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

       10.20 Amendment No. 1 to the Amended and Restated Employment Agreement between the Registrant and Lutz P. Henckels, dated November 25, 2003, incorporated by reference to the Registrant's Form 8-K filed on December 11, 2003.*

       10.21 Separation Agreement between the Registrant and Thomas H. Reslewic, dated August 19, 2004, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

       10.22 Separation Agreement between the Registrant and R. Scott Bausback, dated August 19, 2004, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

       10.23 Form of Separation Agreement, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

       10.24 Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.25 Amendment No. 1 to Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as Exhibit
              10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.26  LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit
              10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.27  LeCroy Corporation (CATC) 2000 Special Stock Option Plan, filed as
              Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.28  LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as
              Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.29  LeCroy Corporation 2004 Employment Inducement Stock Plan, filed as
              Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.30 Credit Agreement among the Registrant, the lenders party thereto, and the Bank of New York as Administrative Agent, dated October 29, 2004, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.

       10.31 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

       10.32 Amendment to LeCroy Corporation (CATC) 2000 Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

       10.33 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

       31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

Date: May 12, 2005                LeCROY CORPORATION

                                  /s/   Scott D. Kantor
                                  ----------------------------------------------
                                     Scott D. Kantor
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer

                                  EXHIBIT INDEX



     EXHIBIT NO.                        DESCRIPTION

       2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K filed on September 2, 2004, incorporated herein by reference.

       3.1 Certificate of Incorporation of the Registrant dated as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

       3.2 Amendment to the Amended By-Laws of the Registrant, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

       4.1 Shares Purchase Agreement for the purchase of 517,520 shares of the Registrant's Common Stock, dated August 15, 2000, between the Registrant and the State of Wisconsin Investment Board, filed as
              Exhibit 4.1 to Form 10-K for the fiscal year ended June 30, 2000, incorporated herein by reference.

       4.2 Placement Agent Agreement, dated August 15, 2000, between the Registrant and SG Cowen Securities Corporation, filed as Exhibit
              4.2 to Form 10-K for the fiscal year ended June 30, 2000, incorporated by reference.

       4.3 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 filed on October 1, 1999, incorporated herein by reference.

       4.4 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 filed on October 13, 2004, incorporated herein by reference.

       10.1 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.2 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.3 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.4 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan, filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.5   LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as
              Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.6 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors, filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

       10.7 Series A Convertible, Redeemable Preferred Stock Purchase Agreement between the Registrant and the purchasers named therein, dated as of June 30, 1999, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1999, incorporated herein by reference.

       10.8 Amendment to the LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, dated August 16, 2000, filed as Exhibit
              10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

       10.9 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, filed as Appendix A to the Registrant's Definitive Proxy Statement filed on September 18, 1998, incorporated herein by reference.*

       10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

       10.11 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

       10.12 Employment Agreement between the Registrant and Scott Bausback, dated August 13, 2001, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

       10.13 Amended and Restated Employment Agreement between the Registrant and Lutz P. Henckels, dated January 18, 2002, filed as Exhibit
              10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

       10.14 Employment Agreement between the Registrant and Thomas H. Reslewic, dated January 1, 2002, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ending December 31, 2001, incorporated herein by reference.*

       10.15  Form of Restricted Stock Purchase Agreement, filed as Exhibit
              10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

       10.16 Separation Agreement between the Registrant and Raymond F. Kunzmann, dated January 6, 2003, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*

       10.17 Amendment Number 1 to Employment Agreement between the Registrant and Thomas H. Reslewic, dated December 16, 2002, filed as Exhibit
              10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

       10.18 LeCroy Corporation 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

       10.19 LeCroy Corporation Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

       10.20 Amendment No. 1 to the Amended and Restated Employment Agreement between the Registrant and Lutz P. Henckels, dated November 25, 2003, incorporated by reference to the Registrant's Form 8-K filed on December 11, 2003.*

       10.21 Separation Agreement between the Registrant and Thomas H. Reslewic, dated August 19, 2004, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

       10.22 Separation Agreement between the Registrant and R. Scott Bausback, dated August 19, 2004, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

       10.23 Form of Separation Agreement, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

       10.24 Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.25 Amendment No. 1 to Employment Agreement between the Registrant and Carmine Napolitano, effective October 29, 2004, filed as Exhibit
              10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.26  LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit
              10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.27  LeCroy Corporation (CATC) 2000 Special Stock Option Plan, filed as
              Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.28  LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as
              Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.29  LeCroy Corporation 2004 Employment Inducement Stock Plan, filed as
              Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

       10.30 Credit Agreement among the Registrant, the lenders party thereto, and the Bank of New York, as Administrative Agent, dated October 29, 2004, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.

       10.31 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

       10.32 Amendment to LeCroy Corporation (CATC) 2000 Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

       10.33 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

       31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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