Form 10-K
period 2005-06-30
LECROY CORP
filed 2005-09-15
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES ___X___       NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                YES ___X___       NO _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                YES _______       NO ___X___


     The number of shares outstanding of the registrant's Common Stock, as of September 1, 2005, was 12,658,150 shares. The aggregate market value of shares of Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $267,092,737.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                               LECROY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                TABLE OF CONTENTS



FORM 10-K ITEM NUMBER:                                                                                      Page No.
                                                                                                              ----
   Cautionary Statement Regarding Forward-Looking Statements...............................................     3

                                     PART I

   Item 1.      Business...................................................................................     4
   Item 2.      Properties.................................................................................    17
   Item 3.      Legal Proceedings..........................................................................    18
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    19

                                     PART II
   Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    19
   Item 6.      Selected Consolidated Financial Data.......................................................    20
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    22
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................    47
   Item 8.      Financial Statements and Supplementary Data................................................    49
   Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......    83
   Item 9A.     Controls and Procedures....................................................................    83

                                    PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    86
   Item 11.     Executive Compensation.....................................................................    86
   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    86
   Item 13.     Certain Relationships and Related Transactions.............................................    86
   Item 14.     Principal Accounting Fees and Services.....................................................    86

                                     PART IV
   Item 15.     Exhibits and Financial Statement Schedule..................................................    87
                Signatures.................................................................................    91




    LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveRunner(R), WaveSurfer(TM), WaveExpert(TM), MAUI(TM) and CATC(TM) are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


     This annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements include, without limitation, the statements regarding:

o Our intention to continue to focus our marketing efforts on corporate and development strategies, increasing our brand and product awareness, and technical and strategics sales support;

o Our intention to continue to provide our customers with comprehensive technical support services and our belief that doing so is critical to remaining competitive;

o Our intention to expand our distribution efforts by pursuing relationships with additional distributors and manufacturer's representatives in our current markets and with new distributors and manufacturer's representatives in future markets;

o Our belief that our future success depends largely upon our ability to develop new products for established and emerging communications standards and to improve our existing products;

o Our belief that we have a competitive advantage as a result of our knowledge and expertise covering multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design;

o Our intention to extend our technology base to support additional emerging standards;

o Our intent to invest cash generated from operations, if any, to support the development of our business and our anticipation not to pay cash dividends for the foreseeable future;

o Our expectation that our operating cash flow requirements will increase in the future in connection with the expanding scope and level of our activities;

o Our belief that our judgments and assumptions are reasonable and appropriate with respect to the recoverability of our assets and our future prospects for earnings and cash flows;

o Our belief that our current cash and cash equivalents, together with funds generated from operations and funds available under our revolving credit lines will be sufficient to meet our working capital, capital expenditure and debt repayment requirements for the foreseeable future;

o Our belief that we must work closely with core or promoter companies in our target market to gain valuable insight into new market demands, obtain early access to standards as they develop and help us design new products or enhance existing products;

o Our anticipation that future frequency increases will further enhance bandwidth; and

o Our belief that we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices.

     These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by LeCroy Corporation are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risk Factors section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1. BUSINESS.

OUR COMPANY

    LeCroy Corporation (the "Company," "LeCroy," "us," "we" or "our") was founded in 1964 and is incorporated in the State of Delaware. Our principal executive offices and manufacturing facilities are located at 700 Chestnut Ridge Road, Chestnut Ridge, New York 10977 and our telephone number is (845) 425-2000. Our website is located at www.lecroy.com. We sell our products and provide service worldwide through wholly-owned subsidiaries, representatives and distributors.

    We develop, manufacture, sell and license high-performance oscilloscopes and global communication protocol analyzers. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. Through the quarter ended March 31, 2005, we offered four families of oscilloscopes, which address different solutions for the markets we serve: WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for value-oriented users in the low-performance bandwidth sector of the market. Our protocol analyzers are used to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. Our protocol analyzers are used by designers and engineers whose products are in development and production and also for products deployed in the field. On April 4, 2005, we launched a fifth family of oscilloscopes, the WaveExpert, which is our highest performance oscilloscope targeted at design engineers requiring a high bandwidth, accurate, fast and flexible sampling oscilloscope.

    We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty, maintenance contracts and repairs and calibrations on our instruments after their warranties expire. Revenue is recognized when products are shipped or services are rendered to customers and other revenue recognition criteria are met, net of allowances for anticipated returns. We sell our products into a broad range of end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

TEST AND MEASUREMENT MARKET

    Test and measurement equipment is used in the design, development, manufacture, deployment and operation of electronic products and systems. This equipment is required to verify functionality and performance of new product designs and to ensure compliance to industry standards and overall product quality. These instruments are used across all electronic equipment industries, including computer, semiconductor, communications, consumer, automotive, defense, and video. In addition, test and measurement instruments are utilized to install, maintain and monitor wireless and wireline communications and broadcast networks. These test and measurement equipment products aid in the research and development of new products, testing of products in production, and maintenance and service of products in the field.

    According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment exceeded $6 billion in 2004. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

    Growth in the Test and Measurement market is driven by improvements in electronic systems performance, growth in the electronics market and emerging technologies and standards. Designers in a wide variety of industries are being constantly driven to increase the performance of their products and to add new features and capabilities.

These improvements rely on advanced semiconductor technology and require the design of faster, more powerful and complex electronic systems. As a result, the underlying technological advances in communications and electronic signals are increasing exponentially in complexity and speed. This is driving the demand for analysis tools that allow designers and manufacturers of these devices to improve new product cycle time. With each advance in technology, engineers designing next generation technologies and products must contend with both a reduced margin for error and a progressively more difficult task of fully characterizing new product design.

    While the overall market for test and measurement equipment is made up of hundreds of different types of instruments and measurement tools, the largest single product category is oscilloscopes. We estimate that oscilloscopes represented approximately $990 million of the overall $6 billion market in 2004. In addition, protocol analyzers, an emerging product category represented approximately $325 million in sales in 2004. Protocol analyzers address specific communications standards in the wide area network (WAN), local area network
(LAN), storage area network (SAN) and computer peripheral interconnect market spaces. LeCroy presently focuses on the computer peripheral interconnect space. We believe the potential for these products lies somewhere in the $70 to $80 million range of the total protocol analyzer product category.

     OSCILLOSCOPE PRODUCT CATEGORY

    Oscilloscopes are the primary instrument used by engineers for testing and analyzing electronic signals. We believe the market for oscilloscope products will reach $1.1 billion in 2005. Historically, oscilloscope products within the Test and Measurement industry have experienced less volatility than the industry as a whole because of their widespread use across many applications and end markets. Thorough testing of complex electronic signals requires a measurement tool capable of physically attaching to the signal of interest, capturing data with high resolution for long periods of time and supporting detailed signal analysis while providing additional insight into data characteristics and signal trends over time. An oscilloscope utilizes a graphical display device that allows an engineer to view an electronic signal. The most basic display of an oscilloscope plots a signal's voltage versus time (typically in billionths and trillionths of a second), providing a user insight into the performance of an electronic circuit. In many cases, a user is trying to either verify that the circuit is behaving as designed or measure the signal to gain a basic understanding of signal performance.

    Today's oscilloscopes are digital devices which capture electronic signals and convert the voltage values to digital representations, which are stored in computer memory, allowing the instrument not only to display the signal on a screen, but also to utilize a computer to analyze the signal's characteristics. The ability of an oscilloscope to conduct in-depth analysis of a complex electronic signal's characteristics and trends is referred to as wave shape analysis, which is increasingly important as signals become more complex.

     The three primary specifications of an oscilloscope are its bandwidth, or capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time; and memory length, or the number of points per channel. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Oscilloscopes with real-time bandwidths ranging from 20 megahertz ("MHz") up to 15 gigahertz ("GHz") are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe the oscilloscope market can be generally divided into four major categories:

    o High-end oscilloscopes. The largest part of the market, which we believe currently accounts for slightly more than half of the market based on revenues generated, comprises instruments with the ability to capture and analyze signals ranging from 300 MHz up to the highest available real-time bandwidths. These instruments generally sell from $4,000 up to over $100,000, depending on their capabilities.

    o Lower-end oscilloscopes. We believe about one-third of the market's revenue comes from these products which include less complex instruments with the ability to capture and analyze signals ranging from 20 MHz to 300 MHz. These instruments generally sell for below $5,000.

    o Handheld oscilloscopes. The lowest end of the market includes a variety of handheld oscilloscopes which we believe currently comprise less than 10% of the overall market. Selling prices for these handheld instruments are generally between $1,000 and $3,000.

    o Sampling oscilloscopes. For certain high signal speed applications, such as optical communications, instruments with bandwidths of up to 100 GHz are required. At these speeds, real-time oscilloscopes do not have the ability to track the signal shape in real time and take samples quickly enough to be effective. We believe this category currently comprises less than 10% of the overall market, but because of their ability to provide extremely high bandwidths, sampling oscilloscopes can range in price generally from $50,000 to $100,000.

     PROTOCOL ANALYZER PRODUCT CATEGORY

    The demand for digital information has accelerated the need for communication among multiple electronic devices in various markets, including computers, telecommunications, networking, storage, consumer electronics, aerospace, automotive, industrial automation and medical instrumentation. This growing demand centers on the widespread need to transmit digital information. Communication among digital devices, or connectivity, occurs over a variety of physical media, such as copper wire and fiber optic cable, as well as over wireless frequencies.

    Computer technology initially provided connectivity only among internal devices, such as the processor, memory and storage, and with external peripheral devices, such as the keyboard, mouse and printer. Today, computer technology also enables connectivity among multiple computing devices and across networks, such as local area networks, wide area networks, storage area networks, home area networks, personal area networks and the Internet. Telecommunications technology also enables connectivity among multiple devices, such as telephones, fax machines, pagers and personal digital assistants. Consumer electronics technology is progressively enabling connectivity among devices, such as Internet appliances, digital cameras, audio systems and televisions.

    Digital devices communicate by sending electronic signals through a transmission channel according to a specified protocol. A protocol is a set of detailed rules that governs and regulates the manner in which the signals are sent, received, and interpreted. The channel and the protocol are both typically specified in a formal communications standard. For communication to be successful, each device must implement and conform to the same standard.

    Early communications standards were relatively simple, typically involving low-speed communications between two simple devices connected directly by copper wire. Current standards are increasingly complex, typically involving high-speed communications among multiple sophisticated devices indirectly linked to other devices and across various physical media, including copper wire, fiber optic cables, and wireless technologies with rapidly fluctuating frequencies. As a result, standards that were specified initially in only a few pages of text may now extend to over one thousand pages. The specifications for these standards are broadly available, which facilitates interoperability of hardware and software products from different manufacturers.

    A standard is typically introduced by several leading technology and infrastructure companies. These core promoter companies comprise the nucleus of independent standards groups. These groups are sometimes referred to as implementers' forums, trade associations or special interest groups which assist in the development, implementation, promotion, and compliance with the standards. As commercial interest in a standard increases, the communications standards group typically expands to include system and device manufacturers and service providers. The promoter companies typically remain closely associated with the standard throughout its lifecycle.

    A standard is implemented over a lifecycle that includes three overlapping phases: development, production and market deployment. During the development phase, key component manufacturers develop and produce important building blocks such as semiconductors, embedded software, protocol stacks and device drivers which will be used by others in the industry to create products. During the production phase, system and device manufacturers apply these building blocks to construct their unique products and applications. The market deployment phase includes the introduction and sale of products and applications to end users in the market. Similarly, products associated with a particular standard follow their own unique lifecycle from development through production and deployment.

    Protocol analyzers are "standard specific" tools; they enable a design engineer to analyze the "conversation" between two devices. Many distinct communications standards are emerging to meet the growing demand for digital connectivity in the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace industries. The characteristics of each standard, including its principal uses, physical medium, transmission speed and distance covered, vary greatly. Examples of existing and emerging standards in the computer peripheral interconnect space include the following:

     o Bluetooth. The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth was introduced in 1998. The promoter group consists of Agere, Ericsson, IBM, Intel, Microsoft, Motorola, Nokia and Toshiba. Bluetooth operates through radio waves with rapidly fluctuating frequencies at speeds of up to 1 million bits (megabits) per second, or Mbps, over distances of up to 100 meters. Bluetooth products are just reaching the consumer markets at the present time and already Bluetooth is being enhanced further through version 1.2 of the Bluetooth specification published in late 2003. These recent changes in the specification are designed to enhance the usability and acceptance of Bluetooth including: shorter connection times, less interference with other devices operating in the same 2.4 GHz band, improved voice channel capabilities, better support for devices that operate simultaneously in multiple "piconets" and increased security.

     o Ethernet. Ethernet enables high-speed connection among computers and peripheral devices in local area networks. Ethernet was introduced in 1980 by Digital Equipment Corporation, Intel, and Xerox and, in 1983, the Institute of Electrical and Electronics Engineers, Inc. (IEEE) released the first IEEE standard for Ethernet technology. Ethernet technology operates over coaxial cable, twisted pair wiring or fiber optic cable at speeds of up to 10 Mbps over distances of up to 2,000 meters. The IEEE has released newer versions of the Ethernet technology including: Fast Ethernet in 1995, which operates at speeds of up to 100 Mbps, Wireless Ethernet in 1997 that operates at speeds up to 10 Mbps, Gigabit Ethernet in 1998, which operates at speeds of up to 1 billion bits (gigabits) per second, or Gbps, and 10 Gbps Ethernet released in June 2002.

     o Fibre Channel. Fibre Channel enables reliable, cost-effective information storage and delivery at very high-speeds. Fibre Channel development started in 1988 and the American National Standards Institute (ANSI) standards body approved the first revision in 1994. Fibre Channel is designed to operate at speeds of 1, 2, and 4 Gbps and gives users the option to develop storage networks with configuration choices at different price points, levels of scalability and availability. Fibre Channel is a layered protocol that supports additional storage or networking protocols such as SCSI, IP, VI, and ESCON, thus offering many choices for storage connectivity, cluster computing and network interconnect.

     o IEEE 1394. The IEEE 1394 standard, commonly known as 1394, FireWire or i.Link, enables high-speed connectivity among computers, peripheral devices and consumer electronic devices, including audio systems, television sets, digital cameras, video recorders, video players and game consoles. 1394a was introduced in 1987 and was ratified by the IEEE in 1995. The promoter group includes Apple, Canon, Hewlett-Packard, IBM, Intel, Microsoft, NEC, Philips, Sony, Sun Microsystems, Texas Instruments and Yamaha. 1394a enables connectivity through copper wire at speeds of up to 400 Mbps over distances of up to four and one-half meters. This speed increases to up to 3.2 Gbps over distances of up to 100 meters in the 1394b standard approved by the IEEE in April 2002.

     o InfiniBand. The InfiniBand standard enables high-speed connectivity inside computers and among computers and storage devices in complex storage area networks. InfiniBand was introduced in 1999 and is used largely in enterprise database, high performance computing (HPC) and storage applications. The promoter group consists of Dell, Hewlett-Packard, IBM, Intel, Microsoft and Sun Microsystems. InfiniBand operates over copper wire and fiber optic cable at speeds of up to 10 Gbps over distances of up to ten meters for copper wire and ten kilometers for fiber optic cable.

     o PCI Express. PCI Express is an emerging standard first introduced in 2002 and is intended to enhance the Peripheral Connect Interface (PCI) architecture spanning multiple computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express provides system original equipment manufacturers, or OEMs, and peripheral developers the ability to realize product versatility and market differentiation without the burden of maintaining obsolete interfaces or losing compatibility. The promoter group consists of Hewlett-Packard, Dell, IBM, Intel and Microsoft. PCI Express currently runs at 2.5 Gbps per lane in each direction, providing a total bandwidth of 160 Gbps in a 32-lane configuration. The next generation of PCI Express, Generation 2 or Gen 2, will run at 5.0 Gbps per lane in each direction, providing a total bandwidth of 320 Gbps. Adoption of PCI Express Gen2 will begin in the first half of fiscal 2006.

     o Serial ATA. The Serial ATA standard enables high-speed, low-cost internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and is expected to replace Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives to the motherboard. The promoter group consists of APT Technologies, Dell, Intel, Maxtor and Seagate. Serial ATA operates over copper wire at speeds up to 3 Gbps over distances of up to one meter.

     o Serial Attached SCSI. Initiated in December 2001 by the Small Computer System Interface (SCSI) Trade Association, Serial Attached SCSI (SAS) was designed to be the logical evolution of SCSI to satisfy the data center requirements of scalability, performance, reliability and manageability, while leveraging a common low-cost electrical and physical connection interface from Serial ATA. SAS provides universal interconnect with Serial ATA, while offering logical SCSI compatibility along with the reliability, performance and manageability of parallel SCSI. SAS is positioned primarily for enterprise class storage devices. SAS allows each host to address up to 4,096 devices via expanders. SAS's flexibility allows single or multiple lane communications with devices, with a 3 Gbps four lane wide connection providing 12 Gbps total throughput.

     o Universal Serial Bus. The Universal Serial Bus standard (USB) enables low, medium and high-speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. The promoter group for USB consists of Agere, Hewlett-Packard, Intel, Lucent, Microsoft, NEC and Philips. USB enables connectivity through copper wires at speeds of up to 480 Mbps over distances of up to five meters.

     o Wireless USB. Certified Wireless USB is the new wireless extension to USB that combines the speed and security of wired technology with the ease-of-use of wireless technology. Certified Wireless USB will support robust high-speed wireless connectivity by utilizing the WiMedia MB-OFDM Ultra-wideband (UWB) radio platform as developed by the WiMedia Alliance. This emerging wireless technology is endorsed for use in the US and Japan; with regulatory approval underway in Europe. The combination of a low-cost, low-power wireless transport with the ubiquitous USB protocol layer is expected to become a key enabler for next-generation consumer electronic devices.

    LeCroy is a provider of protocol analyzers for these existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. We have expertise in the Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, SAS and USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software called CATC Trace(TM), our products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used during the manufacturing process to ensure that our customers' products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

OUR COMPETITIVE STRENGTHS

    We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment used by electronic designers and engineers to measure and analyze complex electronic signals. Our key competitive strengths include:

    Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the markets we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire oscilloscope product line. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 52 U.S. patents and 21 foreign patents, with approximately 60 other U.S. patents pending.

    Broad product portfolio. We offer a broad range of oscilloscope and protocol analyzer products which are designed to capture and analyze a wide range of electronic signals and data packets. We believe our breadth of product offerings, coupled with our ability to create application-specific analysis tools, address the specific needs of design engineers and systems integration teams in many industries.

    Leading customer relationships. Our major customers are leaders in a range of industries, including computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace. Our ability to work with innovative, industry-leading customers allows us to continuously refine our products to better address the needs of the latest technologies.

    Global sales and distribution. We have a global sales force and distribution structure covering North America, Europe/Middle East, Japan and Asia/Pacific. Each of these regions is a major contributor to our revenue and provided between approximately 16% and 32% of our revenues in the last three fiscal years. We currently have direct sales personnel in 12 countries and operate in 53 smaller markets through regional managers, distributors and sales representatives. We believe that our sales force is recognized by our customers for their technical expertise. Our sales force often works in tandem with design engineers to create solutions to complex applications.

    Experienced management team. Our management team has a long and successful track record in the Test and Measurement industry with an average of over 17 years of experience in the industry. Our management team has overseen the introduction of many new products over the past four years and has restructured our operations, enhancing our focus on our core markets while developing our ongoing business strategy, which encourages product innovation.

OUR STRATEGY

    In order to enhance our position as a leading provider of oscilloscopes and protocol analyzers, our objective is to grow our company and our market share in the markets in which we operate. Key strategic goals include:

    Focus on the general purpose oscilloscope market. We have a competitive product offering and ongoing engineering development efforts underway to address customer needs for oscilloscope solutions in market sectors representing the largest and most profitable portion of the oscilloscope market.

    Focus on the market for serial data test applications. The market for testing important serial data standards including PCI Express, Serial ATA, SAS, USB2.0 and Bluetooth, is a rapidly growing market - on the order of 30% Compound Annual Growth Rates (CAGR) according to internal estimates. The primary tools associated with testing serial data links are oscilloscopes (to test the electrical signals and paths or the "physical layer") as well as specialized protocol analyzers (to observe, decode and verify that the desired data traffic and device specific messages are flowing from node to node). Our high end real-time oscilloscope (and new sampling oscilloscope) development efforts are aimed primarily at satisfying the needs of customers in this important applications area. We believe our offering in these two primary product categories combined with an intense focus on ensuring the right capability is available to our customers at the right time in the most important applications will allow us to continue to grow in this market segment.

PRODUCTS AND SERVICES

   OSCILLOSCOPES

We currently offer four major real-time oscilloscope families: WaveMaster, WavePro, WaveRunner and WaveSurfer. Each oscilloscope model is capable of capturing and analyzing electronic signals at different bandwidth and performance points in the market. Each oscilloscope family is also offered with a selection of general software packages that expand its capabilities and allow customization of the operation and measurements of the specific product.


                            NUMBER
   PRODUCT                    OF        BANDWIDTH        MAXIMUM SAMPLING RATE         U.S. LIST         MARKET
   FAMILY                   MODELS        RANGE            AND MEMORY LENGTH          PRICE RANGE     INTRODUCTION
------------               -------- ----------------  --------------------------   ----------------   ------------
WaveMaster/SDA/DDA             9          3 - 11 GHz  40 billion samples per      $42,490 - $106,000  January 2002
Series...............                                 second;
                                                      100 million points
WavePro                        4           1 - 3 GHz  20 billion samples per       $18,500 - $34,990  January 2003
7000A Series.........                                 second;
                                                      48 million points
WaveRunner                     5     350 MHz - 2 GHz  10 billion samples per        $8,250 - $26,250  October 2003
6000A Series.........                                 second;
                                                      24 million points
WaveSurfer                     8       200 - 500 MHz  2 billion samples per          $4,490 - $8,790  April 2004
400 Series...........                                 second;
                                                      2 million points

In addition, the Company released the WaveExpert sampling oscilloscope family in April 2005.

   SUPPORTING ANALYZERS AND APPLICATION SOFTWARE

    Our general purpose oscilloscope products are tailored with proprietary software and hardware to create application specific analyzers which function as industry-specific oscilloscopes for use in:

    o Data storage applications -- Disk Drive Analyzer products, DDA5000 series and DDA3000 series, using WaveMaster and WavePro platforms;

    o Serial data applications -- Serial Data Analyzer products, SDA3000 series, SDA5000 series, SDA6000 series and the SDA11000 series, based on the WaveMaster platform;

    o Automotive applications -- Hardware and software applications based on the WaveRunner platform for use in understanding serial communications in automobiles and industrial systems; and

    o Power measurement applications -- Hardware and software applications based on the WaveRunner and WaveSurfer platforms for use in a variety of industries.

   PROTOCOL ANALYZERS

   Our protocol analyzer products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary intuitive expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Highlights include:

    o PETracer(TM) and PETracer ML. PETracer and PETracer ML are advanced verification systems introduced in 2003. The PETracer is a high impedance, non-intrusive analyzer, capturing, processing and analyzing 5 Gbps PCI Express traffic on a single link. The PETracer ML allows for full bi-directional decode and capture of up to 8 PCI Express links. Both analyzers are based on the UPAS 10000 platform.

    o PETrainer(TM). The PETrainer, announced in 2003, is a PCI Express(TM) exerciser supporting up to 4 links. PETrainer is a critical test and verification tool intended to assist engineers in improving the reliability of their solutions, while providing advanced capabilities for stress and compliance testing. Together with the CATC PETracer and PETracer ML analyzers, the PETrainer reduces time to market by enabling users to quickly identify logic and design flaws.

    o SATracer(TM). The SATracer was first introduced in 2001 for SATA 1.5 Gbps speed and the second generation was introduced in the fourth quarter of 2003 for 3 Gbps. SATracer is a non-intrusive protocol analysis system that facilitates efficient and accurate debug, test and verification of Serial ATA semiconductors, devices and systems.

    o SATrainer(TM). The SATrainer, introduced in 2003, is an add-on traffic generation module for our SATracer. It allows designers and validation engineers to transmit valid and invalid traffic to emulate host or device-side SATA communications. SATrainer features error injection capabilities that permit observation of device behavior under faulty link conditions.

    o SASTracer(TM) . The SASTracer, our Serial Attached SCSI development product introduced in 2003, is CATC's first system that supports the advanced protocol analysis of 1.5 and 3 Gbps SAS in 1-, 2- and 4-wide configurations. The SASTracer is able to logically group multiple related bus transactions allowing developers to quickly understand complex SAS transactions. SASTracer's features were especially designed for the multiple ways in which SAS systems can be configured.

    o USBTracer/Trainer(TM). The USBTracer/Trainer system, introduced in 2001, is a powerful development and test tool based on the UPAS 2500 platform. The USBTracer captures, displays and analyzes all speeds of USB bus traffic. The USBTrainer serves as a flexible USB host for the development of USB devices, hubs and integrated circuits, enabling stress/limit testing of USB designs and observation of design behavior under faulty bus conditions.

   OTHER PRODUCTS AND SERVICES

    We offer our customers a variety of complementary oscilloscope probes and accessory products. Probes provide the critical physical electrical or optical connection from the customer's circuit to the oscilloscope. We believe our WaveLink high frequency differential probes provide the high bandwidth performance necessary to measure serial data signals in the expanding serial data communications market. We also offer digitizing modules from 150 MHz to 1 GHz bandwidths.

     We also provide aftermarket support, repair, maintenance, recalibration and a variety of post sale upgrades and installations. We maintain field service centers in Chestnut Ridge, New York; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; and Shanghai, China.

OUR CUSTOMERS AND END MARKETS

    Our customers include leading original equipment manufacturers, such as BAE Systems, IBM, Intel, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

    Our products are used primarily by electronic designers and engineers principally in the research and development of new products. These end users typically employ our oscilloscopes to validate the performance of electronic components. We currently provide products to customers in four primary end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace.

    Computer/Semiconductor/Consumer Electronics. These markets include companies providing components, interfaces, subsystems and complete products for high speed and general purpose computing, network servers, and related devices and systems. Requirements in this end market have been driven by:

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

    Automotive/Industrial. The automotive market includes automobile OEMs, component suppliers to automobile OEMs and industrial equipment manufacturers. Requirements in this end market are being driven by:

    o proliferation of Electronic Control Units, or ECUs, to various automotive subsystems, such as engine control, braking, and traction control;

    o   progression to networked ECUs;

    o   serial data topologies managing complex inbound and outbound signals;
        and

    o evolution to 42 V power systems to provide adequate power with lower current.

    Military/Aerospace. The military and aerospace market includes companies that provide components and systems for defense and commercial airplane applications. Requirements in this end market are being driven by:

    o applications that use complex communications signals in challenging environments;

    o extraordinarily high need for precision and reliability given the consequences of failure; and

    o   need for long-term support due to long military program life.

SALES, MARKETING AND DISTRIBUTION

    We maintain a direct sales force of highly trained, technically sophisticated sales engineers who are knowledgeable in the use of oscilloscopes and protocol analyzers and the features and advantages of our products. In addition, because of our focus on high-performance oscilloscopes and protocol analyzers, our sales engineers are skilled in performing product demonstrations for current and prospective customers.

    We sell our oscilloscopes and protocol analyzers through our own direct sales force in the United States, Switzerland, Germany, Italy, France, the United Kingdom, Sweden, Japan, China, South Korea and Singapore, with regional sales headquarters located in Chestnut Ridge, New York; Geneva, Switzerland; and Tokyo, Japan. In territories where the sales potential does not currently justify the maintenance of a direct sales force, we use manufacturers' representatives and distributors in support of our direct selling efforts. In addition, in Japan we maintain a strategic alliance with Iwatsu, a communications and test and measurement company that sells and distributes some of our products under the "Iwatsu/LeCroy" and "Iwatsu" labels.

    We support our customers through a worldwide network of specialized applications engineers. We maintain service, repair and calibration facilities in Chestnut Ridge, New York; Geneva, Switzerland; Seoul, South Korea; Tokyo, Japan; and Shanghai, China.

    In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, conduct marketing programs and seminars, issue press releases regarding new products, publish technical articles and participate in industry trade shows and conferences.

TECHNOLOGY AND PRODUCT DEVELOPMENT

    We believe we are a technology leader in both the oscilloscope and protocol analyzer markets. We have developed core capabilities in the design of high-performance, high-speed signal conditioning, sampling and analog-to-digital conversion circuitry. We believe we are also a leader in the design of technologies related to the storage, movement and processing of the large amounts of data produced by oscilloscopes and protocol analyzers.

    In protocol analyzers, with the acquisition of Computer Access Technology Corporation ("CATC)" in October 2004, (See " Management's Discussion and Analysis of Financial Condition and Results of Operations - CATC Acquisition"), we believe we have a competitive advantage as a result of our knowledge and expertise in multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. We have a broad, vertically integrated technology base that includes the knowledge and expertise to design advanced ASICs, use programmable logic in the form of microcontrollers and programmable logic devices in real-time embedded applications, design electronic circuit boards and systems, and design and develop embedded software, software drivers and software applications.

    Our product development efforts are focused on hardware, software and mechanical development initiatives. Our hardware product development team is focused on developing innovative signal conditioning, data acquisition and electrical circuit probing technologies that allow better waveform fidelity and circuit connection capabilities. This is accomplished through the use of advanced integrated circuit techniques and processes, innovative design tools and methodologies and key technology partnerships.

    In June 2002, we entered into a technology development agreement with IBM, in order to gain access to IBM's next-generation silicon germanium technology. This development agreement expires in December, 2006 but can be renewed at no additional cost. During fiscal 2005, this agreement was renewed at no cost for an additional term of two years.

    Our software engineering group continues to develop and advance our protocol, wave shape analysis and measurement technologies in order to offer new and innovative analysis tools for our customers. This group also develops application solutions to perform specific analysis for specific communications protocols, data storage, power measurement, communications and other markets.

    We have also entered into technology partnerships that have provided us access to technologies that enable extremely high-speed, high-fidelity signal capture capabilities and very high throughput data movement capabilities. We intend to continue to develop and leverage such key partnerships in areas that complement or enhance our own internal strengths.

MANUFACTURING AND SUPPLIERS

    We have consolidated and streamlined our manufacturing and operational activity to focus on our core expertise of oscilloscope and protocol analyzer product introduction and development. Our WaveMaster and WavePro oscilloscopes and related products are manufactured at our facility in Chestnut Ridge, New York. Protocol analyzer products are manufactured in our Santa Clara, California facility. Our focus on supply chain execution has allowed us to improve the cycle time required to build our instruments as well as reduce the time required to test and deliver products to our customers. For example, we have partnered with manufacturing companies in the U.S. and Asia that have allowed us to design and develop innovative products at reduced costs. This has allowed us to lower the overall costs of our products to our customers while improving our overall margin efficiency. Our WaveRunner 2 and WaveSurfer products are manufactured by our strategic partner, Iwatsu, and our WaveRunner 6000A products are manufactured by a contract manufacturer, Plexus Corporation.

    We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by IBM. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems and loss of revenues.

COMPETITION

    Oscilloscopes

    The oscilloscope market is highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix, Inc. ("Tektronix") and Agilent Technologies, Inc. ("Agilent"). Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent and other competitors offer a range of products that attempt to address most sectors of the oscilloscope market.

     We believe that the principal bases of competition in the oscilloscope market are a product's performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. We believe that we currently compete effectively with respect to each of the principal bases of competition in the oscilloscope market in the general price range ($4,400 to $106,000) in which our oscilloscopes are focused. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable "price-to-performance" ratio.

    Protocol Analyzers

    Our protocol analyzer markets are highly competitive, and we expect competition to intensify in the future. We compete with a number of companies, with Agilent and Finisar Corporation representing the largest competitors. These competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. We believe the principal factors of competition include:


    o    Product functionality;

    o    Time to market with new products;

    o    Ease of product use;

    o    Product speed, reliability, stability and accuracy;

    o    Price performance;

    o    Flexibility and programmability of products;

    o    Upgradeability of products;

    o    Local support and service for products; and

    o    Breadth of product offerings.


    We believe we compete favorably with respect to each of these factors and have gained significant market share in some of our target markets as a result. We believe our success has been driven by our vertically integrated technology, ability to generate customer loyalty and ability to anticipate market trends.

BACKLOG

    Our backlog of unshipped customer orders was approximately $8.5 million and $10.8 million as of June 30, 2005 and 2004, respectively. Backlog at June 30, 2005 and 2004 excludes $0.7 million and $2.0 million, respectively, of deferred revenue established in connection with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in fiscal 2001. Customers may cancel orders at any time. We believe that our level of backlog at any particular time is not necessarily indicative of our future operating performance.

PATENTS, TRADEMARKS AND LICENSES

    We rely on a combination of patents, trademarks and trade secret laws, non-disclosure agreements and other intellectual property protection methods, as well as technical expertise and continuing technological research and development to establish and protect proprietary rights in our products. We believe, however, that because of the rapid pace of change and advancement in oscilloscope technology, legal intellectual property protection is and will continue to be a less significant factor in our success than our core competency of wave shape analysis and the experience and expertise of our personnel.

    We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. We currently hold 52 U.S. and 21 foreign patents, and approximately 60 pending applications covering a range of products with various expiration dates. Although none of our products depends exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage.

    We license or otherwise acquire key enabling technologies from third parties in order to gain access to technologies that would be too expensive or too time consuming to develop internally or that would give us a competitive advantage or shorten our product development time-to-market. We are currently party to a license agreement with Perigee LLC pursuant to which we license fast data readout technology for use in our WaveRunner 6000 Series family of products. This license is perpetual. We also license a patent from William A. Farnbach, which relates to the triggering characteristics of an oscilloscope. This license extends for the term of the patent, which expires in October 2008. In June 2002, we entered into a technology development agreement with IBM, as described in more detail in the "Business - Technology and Product Development" section, in order to gain access to IBM's next-generation silicon germanium technology. With the exception of our technology development agreement with IBM, the capabilities licensed or otherwise acquired through these agreements, and additional license agreements we entered into, could be developed by us, but would require considerable time and expense.

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

EMPLOYEES

    As of June 30, 2005, we had 402 full-time employees, 194 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise set forth, below are the name, age, position, and a brief account of the business experience of each of our executive officers as of June 30, 2005:

  NAME                  AGE                      POSITION(S)
-------                 ---  ---------------------------------------------------
Thomas H. Reslewic....  46   President; Chief Executive Officer and Director
R. Scott Bausback.....  44   Executive Vice President, Chief Operating Officer
Carmine Napolitano....  37   Vice President, President- Serial Data Division
David C. Graef........  48   Vice President, Chief Technology Officer
Scott D. Kantor.......  42   Vice President, Finance; Chief Financial Officer;
                             Secretary and Treasurer
Conrad J. Fernandes...  44   Vice President, Worldwide Sales
Corey Hirsch..........  48   Vice President, Chief Information Officer
Sean B. O'Connor......  40   Vice President, Legal Affairs; Chief Compliance
                             Officer


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

    Carmine J. Napolitano was appointed Vice President, President - Serial Data Division, with the acquisition of CATC in November 2004, (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - CATC Acquisition,") having served as a CATC Director, President and Chief Executive Officer since July 2004. Mr. Napolitano joined CATC in September 2002 as Vice President, Chief Financial Officer and Secretary. He was named Chief Legal Officer in August 2003 and was promoted to President in November 2003. Before joining CATC, from August 1995 until August 2002, Mr. Napolitano was Vice President of Finance & Administration and Chief Financial Officer at Centric Software, a leader in collaborative product development software. Mr. Napolitano received a BS in Mechanical Engineering from the University of California, Santa Barbara and an MBA in Finance from New York University.

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

    Scott D. Kantor has served as Vice President, Finance and Chief Financial Officer since February 2003. Previously, he served as our Vice President and Corporate Controller since August 1999. Before joining us, Mr. Kantor was with Sappi Fine Paper N.A., from April 1996 to August 1999, where he served as Assistant Financial Controller. Mr. Kantor previously held accounting and financial reporting positions at Genzyme Corporation and Costar Corporation and was a Senior Accountant with Deloitte & Touche, LLP. Mr. Kantor has a Bachelor of Science degree from California State University and a Master of Business Administration degree from Boston University.

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

    Dr. Corey Hirsch has served as Vice President, Information Systems and Facilities since January 2002, and was named Chief Information Officer in May 2005. He joined LeCroy in Sept. 2001, after a 24-year tenure at Tektronix, most recently as Director of European Operations, and Acting European Vice President. He completed his Doctorate degree in Business Administration from Brunel University, London and his Masters in Business Administration from the University of Oregon, and has recently earned a Certification in Information Security Management (CISM) from Information Systems Audit and Control Association (ISACA).

    Sean B. O'Connor was appointed Vice President, Legal Affairs and Chief Compliance Officer in May 2005. Since August 2001 he has served as the Company's Tax Director. Prior to joining LeCroy he was an attorney at the law firm of McDermott Will and Emory. Previously Mr. O'Connor served as Director of Taxation and Finance at Movado Group and as a senior consultant in the New York office of PricewaterhouseCoopers LLC. Mr. O'Connor, a CPA, received his B.B.A. from Pace University and his J.D. from Seton Hall University School of Law.

ITEM 2. PROPERTIES.

    We own our executive offices and manufacturing facility, which is an approximately 88,000 square foot building in Chestnut Ridge, New York. Pursuant to our secured credit agreement with The Bank of New York and other syndicated lenders, we granted the banks a security interest in this property. In addition, we lease other office space around the world to support our local sales and service operations and to support our research and development activities. We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

     On April 28, 2003, Tektronix filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it infringed any of these patents, and contended that the patents were invalid. The Company filed a counterclaim on August 5, 2003, claiming infringement by Tektronix on three of the Company's patents. On November 30, 2004, the Company filed a Motion for Summary Judgment of Noninfringement concerning one of the six Tektronix patents. In response, Tektronix filed a Cross-Motion for Summary Judgment of Infringement by the Company concerning the same patent. By order dated May 4, 2005, the court granted the Company's Motion for Summary Judgment of Noninfringement and denied Tektronix' Cross-Motion for Summary Judgment of Infringement. On April 11, 2005, all claims related to two of the Tektronix patents were voluntarily dismissed from the Tektronix complaint and the Company's counterclaim. All claims related to one of the Company's patents were also voluntarily dismissed from the Company's counterclaim. On May 11, 2005, Tektronix and the Company entered into an agreement settling all claims and counterclaims between the parties in connection with their respective patents.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 2005, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    Our common stock is traded on The Nasdaq National Market under the symbol "LCRY." The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the Nasdaq National Market. As of August 24, 2005, there were 290 stockholders of record of our common stock.

                                                           HIGH       LOW
                                                        ---------  ---------
Year Ended June 30, 2004:
  First Quarter.....................................    $   16.03  $    9.73
  Second Quarter....................................        18.45      15.72
  Third Quarter.....................................        23.99      18.08
  Fourth Quarter....................................        21.79      17.59

Year Ended June 30, 2005:
  First Quarter.....................................    $   18.46  $   13.00
  Second Quarter....................................        23.34      15.69
  Third Quarter.....................................        25.42      17.00
  Fourth Quarter....................................        17.32      12.93

EQUITY COMPENSATION PLAN INFORMATION

    Information regarding LeCroy's equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled "Executive Compensation-- Equity Compensation Plan Information" in LeCroy's Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after LeCroy's fiscal year end of July 2, 2005 (the "Proxy Statement"), which information is incorporated herein by reference.

DIVIDEND POLICY

    We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. Under the terms of our revolving credit facility, we are not permitted to declare or pay dividends other than dividends payable solely in additional shares of our equity securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data as of the end of each fiscal year has been derived from our consolidated financial statements for each of the years in the five-year period ended June 30, 2005. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                                     YEAR ENDED JUNE 30,
                                                                  ------------------------------------------------------
                                                                    2005(7)     2004       2003       2002       2001
                                                                  ---------- ---------- ---------- ---------- ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Test and measurement products(1)....................            $ 156,440  $ 117,290  $  98,281  $  103,695  $ 131,646
  Service and other(1)(2).............................                8,538      7,650      9,578       7,761      9,742
                                                                  ---------  ---------  ---------  ----------  ---------
    Total revenues....................................              164,978    124,940    107,859     111,456    141,388
Cost of revenues(3)(4)................................               73,632     52,594     50,989      59,717     67,559
                                                                  ---------  ---------  ---------  ----------  ---------
  Gross profit........................................               91,346     72,346     56,870      51,739     73,829

Operating expenses:
  Selling, general and administrative(4)(5)...........               57,341     43,997     41,422      40,477     44,738
  Legal settlement....................................                1,000         --         --          --         --
  Research and development(6).........................               28,050     15,760     18,226      22,006     17,682
                                                                  ---------  ---------  ---------  ----------  ---------
    Total operating expenses..........................               86,391     59,757     59,648      62,483     62,420
                                                                  ---------  ---------  ---------  ----------  ---------

Operating income (loss)...............................                4,955     12,589     (2,778)    (10,744)    11,409
  Gain (loss) from sale of marketable securities......                   --         --         --        (122)        --
  Interest income.....................................                  564        716        912         637        527
  Interest expense....................................               (2,742)      (720)      (675)       (211)      (451)
  Other, net..........................................                  238         (7)      (321)       (116)      (547)
                                                                  ---------  ---------  ---------  ----------  ---------
Income (loss) from continuing operations before income taxes
  and the cumulative effect of an accounting change...                3,015     12,578     (2,862)    (10,556)    10,938
(Provision for) benefit from income taxes.............                 (872)    (4,653)     1,059       4,307        897
                                                                  ---------  ---------  ---------  ----------  ---------
Income (loss) from continuing operations
      before the cumulative effect of an accounting change            2,143      7,925     (1,803)     (6,249)    11,835

Gain (loss) from discontinued operations, net of tax..                   --        119        129          --     (1,994)
                                                                  ---------  ---------  ---------  ----------  ---------
Income (loss) before the cumulative effect of an accounting
change................................................                2,143      8,044     (1,674)     (6,249)     9,841
Cumulative effect of an accounting change for
   revenue recognition, net of tax....................                   --         --         --          --      4,417
                                                                  ---------  ---------  ---------  ----------  ---------
Net income (loss).....................................                2,143      8,044     (1,674)     (6,249)     5,424

Charges related to convertible preferred stock........                   --         --      2,069       1,876      1,700
Redemption of convertible preferred stock.............                   --      7,665         --          --         --
Cumulative effect of an accounting change for preferred stock            --         --         --          --      1,848
                                                                  ---------  ---------  ---------  ----------  ---------
Net income (loss) applicable to common stockholders...            $   2,143  $     379  $  (3,743) $   (8,125) $   1,876
                                                                  =========  =========  =========  ==========  =========

Net income (loss) per common share - basic:
    Income (loss) from continuing operations
      before the cumulative effect of an
      accounting change applicable to common stockholders         $    0.18  $    0.02  $   (0.37) $    (0.81) $    1.20
    Gain (loss) from discontinued operations..........                   --       0.01       0.01          --      (0.24)
    Cumulative effect of an accounting change.........                   --         --         --          --      (0.74)
    Net income (loss) applicable to common stockholders                0.18       0.04      (0.36)      (0.81)      0.22

Net income (loss) per common share - diluted:
    Income (loss) from continuing operations
      before the cumulative effect of an
      accounting change applicable to common stockholders         $    0.17  $    0.02  $   (0.37) $   (0.81)  $    1.15
    Gain (loss) from discontinued operations..........                   --       0.01       0.01         --       (0.23)
    Cumulative effect of an accounting change.........                   --         --         --         --       (0.71)
    Net income (loss) applicable to common stockholders                0.17       0.03      (0.36)     (0.81)       0.21

Weighted average number of common shares:
  Basic...............................................               11,774     10,754     10,364     10,052       8,476
  Diluted.............................................               12,258     11,074     10,364     10,052       8,847


                                                                                    AS OF JUNE 30,
                                                                -------------------------------------------------------
                                                                   2005       2004        2003       2002       2001
                                                                ---------  ----------  ---------  ---------- ----------
(IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable securities, current    $  13,866  $   38,100  $  30,851  $  27,322  $   11,449
Working capital...........................................         44,379      69,916     62,831     63,265      41,610
Total assets..............................................        193,168     129,793    122,152    126,991     122,160
Total debt and capital leases.............................         45,489         196        291        375         456
Redeemable convertible preferred stock....................             --          --     15,335     13,266      11,390
Total stockholders' equity................................        116,818     101,608     80,514     81,505      60,480


(1) Certain prior year amounts have been reclassified from product revenue to service revenue to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenue.

(2) Service and other revenue in each of fiscal 2005, 2004, 2003, 2002 and 2001 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001. Also included in service and other revenue in fiscal 2003 is a technology license fee of $3.0 million.

(3) Cost of revenues in fiscal 2005 includes $2.7 million of charges inventory write-downs related to a change in our long-term product support, $1.8 million in other inventory write-downs, $1.5 million of asset impairment charges, and a $0.1 million charge for severance and other related charges. Included in cost of revenues in fiscal 2003 is $2.3 million of asset impairment charges and a $0.1 million charge for severance. In fiscal 2002, we recorded a $1.0 million charge for severance and $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements. In fiscal 2001, cost of revenues includes $0.1 million in severance-related charges.

(4) Certain prior year amounts have been reclassified from cost of revenues to selling, general and administrative expense to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported net income (loss).

(5) In fiscal 2005, we recorded a charge for severance and other related costs of $1.5 million. Included in selling, general and administrative expense in fiscal 2004 is the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2003, we recorded a $0.3 million charge related to the cost of closing our Beaverton, Oregon facility and a $2.4 million charge for severance, partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2002, we recorded $3.0 million in severance-related charges. In fiscal 2001, we recorded a charge for severance of $0.7 million, partially offset by the reversal of an unused 1999 restructuring reserve of $0.2 million.

(6) Research and development in each of fiscal 2005, 2004, 2003, 2002 and 2001 includes severance-related charges of $0.1 million, zero, $0.7 million, $0.2 million and $0.1 million, respectively, and in fiscal 2002, a $4.0 million technology access fee paid to IBM.

(7) Results for fiscal 2005 include Computer Access Technology Corporation ("CATC") acquired October 29, 2004 (See "CATC Acquisition" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

    We utilize fiscal years that end on the Saturday nearest to June 30. For clarity of presentation, we have described all fiscal years as if they end on June 30. Fiscal year 2005 includes 53 weeks. Fiscal years 2004 and 2003 each include 52 weeks.

OVERVIEW

    We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high-energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

    We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment and currently operate as one business segment in the Test and Measurement market. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer five families of oscilloscopes, which address different solutions to the markets we serve: WaveExpert, a powerful family of sampling oscilloscopes and modules; WaveMaster, our highest performance product family; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; and WaveSurfer, designed for the low-performance sector of the market. Our protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB2.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI
(SAS), and others.

    We sell our products into a broad range of end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace markets. We believe that our products offer the strongest value proposition in these markets by providing advanced analysis capabilities coupled with innovative and proprietary technology features. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

    We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers' representatives and distributors in areas where demand levels do not justify direct distribution. We divide the world into four areas - North America, Europe/Middle East, Japan and Asia/Pacific. In North America we primarily sell our products directly in the United States. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

    We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.

    Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see Item 7A of this Part II entitled "Quantitative and Qualitative Disclosure About Market Risk" below.

    Historically, we have, at times, experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, has been principally due to the lower level of general market activity during the summer months, particularly in Europe.

     Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profits represent revenues less cost of revenues. Additional factors integral to gross profit earned on our products are mix, as the list prices of our products range from $4,000 to $106,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

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

    Our results of operations and financial condition are affected by a variety of factors. As discussed below, we believe the most significant recurring factors are the economic strength of the technology markets into which we sell our products, our ability to identify market demands timely and develop competitive products to meet those demands, the announcements and actions of our competitors and our ability to enter into new markets and broaden our presence in existing markets.

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

    In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2005 and 2003 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2005 and 2003, see the Section entitled "Restructuring and Asset Impairment," below.

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

CATC ACQUISITION

    On October 29, 2004, we completed our acquisition of 100% of the outstanding common stock of CATC via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the Merger. Through our acquisition of CATC, we expect to capitalize on the increasing demand for serial data test instruments, leverage our global, technical, direct sales force to accelerate the growth of CATC's products, strengthen our position in the data storage market, increase penetration into the computer market, expand gross profit, increase operating leverage leading to expanded operating profit and increase cash generation capabilities.

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

(IN THOUSANDS)

Cash for shares.................................................$ 120,242
Cash for options and ESPP purchase rights.......................    3,965
Fair value of stock options assumed.............................    5,111
Unearned stock compensation on unvested options assumed.........   (1,945)
Transaction costs...............................................    2,622
                                                                 ---------
Total purchase price............................................$ 129,995
                                                                 =========

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The principal factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2005, the Company reduced its CATC goodwill by approximately $2.0 million as a result of the reversal of a valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. The purchase price allocation is summarized below:

(IN THOUSANDS)
Cash ................................................  $ 46,466
Accounts receivable .................................     2,296
Inventory ...........................................     3,710
Other current assets ................................       133
Fixed assets ........................................       663
Other assets ........................................        28
Deferred tax asset, net .............................       367
In-process research and development .................     2,190
Purchased technology ................................     3,080
Purchased trade name ................................        70
Purchased purchase orders ...........................        90
Goodwill ............................................    76,974
Current liabilities assumed .........................    (5,420)
Long-term liabilities assumed .......................      (652)
                                                        -------
Total purchase price ................................  $129,995
                                                       ========

    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying value as of June 30, 2005:


                                                  WEIGHTED                 ACCUMULATED
                                               AVERAGE LIVES     COST      AMORTIZATION      NET
                                               -------------   --------   --------------  ----------
                                                                          (IN THOUSANDS)
   Amortizable intangible assets:
       Purchased technology..................    2.0 years       $3,080     $    1,178    $    1,901
       Purchased tradename...................    1.0 year            70             47            23
       Purchased purchase orders.............    0.2 years           90             90            --
                                                               --------     ----------    ----------
     Total intangibles purchased.............                  $  3,240     $    1,315    $    1,924
                                                               ========     ==========    ==========

    Amortization expense for intangible assets acquired in the Merger was $1.3 million for the year ended June 30, 2005. Amortization expense for the intangible assets acquired in the Merger has been recorded in the Consolidated Statements of Operations as follows:

                                                   YEAR ENDED
                                                    JUNE 30,
                                                      2005
                                                 --------------
                                                 (IN THOUSANDS)

   Cost of revenues..........................      $   1,268
   General and administrative expense........             47
                                                   ---------
      Total..................................      $   1,315
                                                   =========

    The amortization expense of intangible assets acquired in the Merger for future years is as follows:
                                                  AMOUNT
                               FISCAL YEAR    (IN THOUSANDS)
                             --------------   --------------
                                  2006            $1,339
                                  2007               585
                                                  ------
                                                  $1,924
                                                  ======

    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge is included in Research and development expense in the Consolidated Statement of Operations.

RESTRUCTURING AND ASSET IMPAIRMENT

    In response to the continued economic downturn in 2003, we took steps to change our manufacturing strategy, discontinue older product lines and reduce our operating expenses in an effort to position our business better for the long term. In the second quarter of fiscal 2005, in connection with the Merger, we took steps to change our organization as well as implement a change in our low to mid-range oscilloscope manufacturing strategy. Additionally, in the fourth quarter of fiscal 2005 we experienced a decline in test and measurement product orders and we responded by taking action to better align our overseas operations, reducing headcount and closing two offices. The resultant charges taken to accomplish these efforts were:

                                                          FISCAL YEAR
                                                 2005         2004        2003
                                                 ----         ----        ----
                                                        (IN THOUSANDS)
 Charges for:
   Impaired intangible assets.............   $   1,500     $     --    $ 2,280
   Service center closure.................          59           --         --
   Severance and related costs............          18           --        163
                                             ---------     --------    -------
      Cost of revenues....................   $   1,577     $     --    $ 2,443
                                             =========     ========    =======

 Charges for:
   Severance and related costs............   $      77     $     --    $   670
                                             ---------     --------    -------
      Research and development............   $      77     $     --    $   670
                                             =========     ========    =======

 Charges for:
   Severance and related costs............   $   1,328     $     --    $ 2,382
   Facility closure.......................         171           --        286
   Unused restructuring reserve...........         --            --        (78)
                                             ---------     --------    -------
      Selling, general and administrative.   $   1,499     $     --    $ 2,590
                                             =========     ========    =======

    During the fourth quarter of fiscal 2003, we adopted a plan to consolidate our probe development activities into our Chestnut Ridge, New York facility. In connection with this plan, we closed our Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in cost of revenues, $0.6 million was recorded in selling, general and administrative expense and $0.2 million was recorded in research and development expense). The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. Final payments for severance under this plan occurred in the fourth quarter of fiscal 2004.

     During the first quarter of fiscal 2003, we adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million ($2.1 million was recorded in selling, general and administrative expense and $0.5 million was recorded in research and development expense). The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002.

    As of June 30, 2005, all but $48,000 of the accrued amounts for severance and related costs and plant closure costs related to the first quarter of fiscal 2003 restructuring has been paid. This remaining amount will be paid by the end of the second quarter of fiscal 2006. The majority of payments was for severance and was paid as follows: $2.2 million, $0.8 million and $0.2 million in fiscal 2003, 2004 and 2005, respectively. Additionally, on November 8, 2004 we entered into a Lease Termination Agreement and made a final payment of approximately $0.1 million releasing us from any future rental obligations under the Beaverton, Oregon facility lease. This amount had been previously accrued.

    Also during fiscal 2003, we recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment. The impairment resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve further our operating efficiency. We estimated the fair value of the impaired asset based on the present value of forecasted future cash inflows using a discount rate commensurate with our weighted average cost of capital. In addition, we reversed $0.1 million of unused fiscal 2002 restructuring reserves to selling, general and administrative expense. No similar charges were incurred in fiscal 2004.

    During the second quarter of fiscal 2005, as a result of the Merger, we adopted a plan to restructure our organization and refine our product strategy. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of June 30, 2005, approximately $0.4 million of severance has been paid and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007.

    Additionally, during the fourth quarter of 2005, we realigned some of our business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which includes lease termination costs and asset write-downs (of which $0.1 million was recorded in Cost of revenues, $0.8 million was recorded in Selling, general and administrative and $0.1 million was recorded in Research and development). The implementation of this plan resulted in headcount reductions of 20 employees or approximately 5% of the workforce as compared to June 30, 2004. As of June 30, 2005, approximately $0.4 million of severance has been paid and $0.1 million of facility charges have been paid in cash or written off and approximately $0.5 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

    Finally, in fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, we took a $1.5 million non-cash charge to Cost of revenues for the write-off of a technology asset.

    These restructuring and business realignment charges represent our best efforts to respond to the current demands in our industry. However, these and future cost reductions, or other benefits expected from the restructuring, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

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

    Revenue Recognition. We enter into agreements to sell products, services, and other arrangements that include combinations of products and services. Revenue from product sales, net of allowances for anticipated returns, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Through March 31, 2005, we deferred revenue on shipments of our WaveSurfer family of oscilloscopes until they were sold by the distributor to their customers ("sell-through method") because of the associated uncertainty about sell-through volumes which precluded us from being able to sufficiently estimate the amounts of potential product returns due to the fact that this was a new product distributed via a new channel. In the fourth quarter of fiscal 2005, since we had four full quarters of experience with this product and channel with no significant returns, we had sufficient data to estimate potential returns. Therefore, in accordance with Statement of Financial Accounting Standards No. 48, we recognized previously deferred revenue of approximately $2.6 million in the fourth quarter of fiscal 2005. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use relative fair values to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of the revenue recognition.

     Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products in accordance with SOP 97-2 upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. When the Company ships a protocol analyzer but certain elements relating to the functionality of the product are not delivered, revenue and the associated cost of revenue are deferred until the remaining elements are delivered. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

    Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was approximately $0.4 million at June 30, 2005 and June 30, 2004. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

    Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory on a quarterly basis and provide an allowance for the value of estimated excess and obsolete inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with our manufacturing department to maximize recovery of excess inventory. Based upon management's forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory's quantity and its forecasted usage are classified as excess. The allowance for excess and obsolete inventory was $1.1 million and $2.5 million at June 30, 2005 and 2004, respectively. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

    Deferred Tax Assets. We have recorded $14.4 million of net deferred tax assets as of June 30, 2005 for the future tax benefits of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are federal, state and foreign net operating loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $0.4 million as of June 30, 2005 to reserve for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our results of operations when made.

     Valuation of Long-Lived and Intangible Assets. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods or on a straight-line basis not to exceed five years. We assess the recoverability of our long-lived assets and intangible assets with finite lives (including technology, manufacturing and distribution rights) whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. Management estimates the undiscounted cash flows of these rights on the basis of actual and forecasted production units as well as the average selling price and standard costs of the related products after the amortization of the rights to determine profitability. If required, an impairment charge is recorded as described below. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. We recognized an intangible asset impairment of $1.5 million in fiscal 2005, due to a change in product strategy, which eliminated the usefulness and value of the asset.

    Goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We have one reporting unit for the purposes of SFAS No. 142 because none of the components of our operating segment constitute a business for which discrete financial information is available and for which segment management regularly reviews the results of operations.


    The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2005 after completion of our annual financial operating plan and determined that there was no impairment to our recorded goodwill balance of $78.8 million at June 30, 2005. We use a fair value-based test using our market capitalization to estimate the Company's fair value. There were no impairment indicators during the fiscal year ended June 30, 2005.


    Warranty. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims, review estimates of costs to repair and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.0 million and $1.2 million at June 30, 2005 and 2004, respectively. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

    RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

                                                                   YEAR ENDED JUNE 30,
                                                                 -----------------------
                                                                 2005     2004      2003
                                                                 ----     ----      ----
Revenues:
  Test and measurement products (1).........................     94.8%    93.9%    91.1%
  Service and other (1).....................................      5.2      6.1      8.9
                                                                -----    -----    -----
     Total revenues.........................................    100.0    100.0    100.0
Cost of revenues............................................     44.6     42.1     47.3
                                                                -----    -----    -----
     Gross profit...........................................     55.4     57.9     52.7

Operating expenses:
  Selling, general and administrative.......................     34.8     35.2     38.4
  Legal settlement..........................................      0.6        -        -
  Research and development..................................     17.0     12.6     16.9
                                                                -----    -----    -----
     Total operating expenses...............................     52.4     47.8     55.3

Operating income (loss).....................................      3.0     10.1     (2.6)

  Interest income...........................................      0.3      0.6      0.8
  Interest expense..........................................     (1.7)    (0.6)    (0.6)
  Other, net................................................      0.2      0.0     (0.3)
                                                                -----    -----    -----
     Other (expense) income, net............................     (1.2)     0.0     (0.1)
                                                                -----    -----    -----
Income (loss) from continuing operations before
  income taxes..............................................      1.8     10.1     (2.7)
(Provision for) benefit from income taxes...................     (0.5)    (3.8)     1.0
                                                                -----    -----    -----
Income (loss) from continuing operations ...................      1.3      6.3     (1.7)
Gain from discontinued operations, net of tax...............       --      0.1      0.1
                                                                -----    -----    -----
Net income (loss)...........................................      1.3      6.4     (1.6)
Charges related to convertible preferred stock..............       --      6.1      1.9
                                                                -----    -----    -----
Net income (loss) applicable to common stockholders.........      1.3%     0.3%    (3.5)%
                                                                =====    =====    =====

    (1) Certain prior year amounts have been reclassified from service revenue to product revenue to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenues.

COMPARISON OF FISCAL YEARS 2005 AND 2004

     Total revenues were $165.0 million for the year ended June 30, 2005, compared to $124.9 million in the prior year, an increase of 32.1%, or $40.1 million. Revenues from Test and measurement products increased 33.4% to $156.4 million in fiscal 2005 from $117.3 million in fiscal 2004. This increase in product revenue was primarily due to an approximate 59.1% increase in total oscilloscope units shipped, mainly attributable to the WaveSurfer product line launched in the fourth quarter of fiscal 2004, as well as the incremental revenue generated from the sales of our protocol analyzers following our acquisition of CATC on October 29, 2004. The contribution to the total increase in revenue from protocol analyzers was approximately 43.9%.

     Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue increased by 10.4%, or $0.8 million, to $8.5 million in fiscal 2005 from $7.7 million in fiscal 2004 as a result of the overall increase in demand for repair services. In the third quarter of fiscal 2005, based on our review and analysis of the then current classification of service kits, we made the decision to reclassify service kit revenue to product revenue from its historical classification. For the years ended June 30, 2005 and 2004, respectively, $3.3 million and $3.9 million of service kit revenue is included as product revenue. Service and other revenue in each of fiscal 2005 and 2004 also includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Foreign currency fluctuations contributed approximately $3.9 million to the increase in total revenues during fiscal 2005 as compared to fiscal 2004. Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows:

                                 YEAR ENDED JUNE 30,                                    YEAR ENDED JUNE 30,
(IN THOUSANDS)                    2005        2004                                       2005        2004
                                --------    --------                                   --------    --------
North America (1)...........    $ 52,500    $ 38,926     North America (1)........       31.8%       31.2%
Europe / Middle East........      49,650      37,716     Europe / Middle East.....       30.1        30.2
Japan (1)...................      26,209      20,024     Japan (1)................       15.9        16.0
Asia / Pacific (1)..........      36,619      28,274     Asia / Pacific (1).......       22.2        22.6
                                --------    --------                                     ----        ----
  Total revenues............    $164,978    $124,940       Total revenues.........      100.0%      100.0%
                                ========    ========                                    =====       =====

    (1) Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenues.

    Gross profit for the year ended June 30, 2005 was $91.3 million, or 55.3% gross margin, compared to $72.3 million, or 57.9% gross margin, for the same period last year. The increase in gross profit dollars is primarily attributable to increased volume of oscilloscopes shipped due to the introduction of the WaveSurfer oscilloscope at the end of fiscal 2004, the incremental profit from sales of protocol analyzers and favorable foreign exchange impact, partially offset by non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy, $1.8 million for the write-down of inventory, primarily related to a lower cost or market adjustment, as well as $1.5 million for the write-down of a technology license due to a change in our manufacturing strategy, which charges contributed to a lower gross margin for the year ended June 30, 2005. As a result of the amortization of acquired intangible assets, as well as the incremental cost of revenues related to the purchase accounting write-up of acquired inventory to its fair value which offset the favorable impact from the sales of the higher-margin protocol analyzers, the net impact on gross margin from sales of protocol analyzers for the year ended June 30, 2005 was immaterial. We expect the sales of these products to have a more significant favorable effect on our overall gross margins in future periods.

    Selling, general and administrative ("SG&A") expense, including legal settlement expense of $1.0 million increased 32.5%, or $14.3 million, from $44.0 million in fiscal 2004 to $58.3 million in fiscal 2005. Approximately 18.8% of the increase in fiscal year 2005 reflects the incremental SG&A expenses incurred as a result of the Merger. Also included in SG&A expense for the year ended June 30, 2005 is $3.0 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004. The remaining increase in SG&A was largely attributable to increases in certain legal and accounting expenses as well as less significant increases in other general spending categories. As a percentage of total revenues, selling, general and administrative expense remained relatively flat in fiscal 2005, compared with fiscal 2004. In fiscal 2006, we expect selling, general and administrative expense will increase when compared to fiscal 2005 due to increased variable selling costs on higher forecasted revenues, increased non-cash compensation expense associated with employee stock compensation under the newly-implemented rules of SFAS 123R, which require not only expense recognition of restricted stock compensation, as we are currently doing, but also, recognition of the fair value of Employee Stock Purchase Plans and the fair value of fixed award stock options, which previously were only reported on a pro forma basis, and the full year impact from the Merger on selling, general and administrative expenses.

    Legal settlement expense for the year ended June 30, 2005 is related to the patent litigation settlement agreement reached with Tektronix on May 11, 2005.

    Research and development ("R&D") expense increased by 77.9%, or $12.3 million, from $15.8 million in fiscal 2004 to $28.1 million in fiscal 2005. The increase was primarily due to incremental R&D expenses incurred as a result of the Merger. As a percentage of total revenues, research and development expense increased to 17.0% in fiscal 2005 from 12.7% in fiscal 2004, reflecting increased spending in anticipation of the launch of new products, and the impact of the Merger including $2.2 million of IPR&D required to be expensed upon acquisition. In fiscal 2006, we intend to continue to invest a substantial percentage of our revenues into R&D. We periodically expect to introduce new products that address customer needs for solutions in a variety of market sectors. We believe that our advanced hardware and software technologies incorporated into our core products can be adapted to address additional sectors of the large and diverse Test and Measurement market where we have not historically focused. For example, early in fiscal 2006, we plan to launch the industry's first protocol solution for wireless USB, providing us with a first-mover advantage with this next-generation protocol standard. During the year we expect to introduce a real-time oscilloscope with bandwidths much higher than any offering currently available, and a PCI Express Generation 2 Protocol Solution.

    Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of approximately $1.9 million for the year ended June 30, 2005, compared to an expense of $11,000 for fiscal 2004. Other (expense) income, net for the current year comprised primarily interest expense of approximately $2.7 million, compared to approximately $0.7 million last year, which increase is due to the interest on the $50.0 million Term Loan outstanding under our current Credit Agreement. Included in Other, net were foreign exchange gains of approximately $0.2 million and $0.3 million for the year ended June 30, 2005 and 2004, respectively, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. In addition, included in Other, net in fiscal 2004, was $0.4 million in transaction costs related to the repurchase of our redeemable convertible preferred stock.

    A tax provision of $0.9 million was recorded in fiscal 2005, compared to a tax provision of $4.7 million in fiscal 2004. The Company's effective tax rate was 28.9% and 37.0% in fiscal 2005 and fiscal 2004, respectively. The net statutory tax rate for the year ended June 30, 2005 was 35.0%, increased by a discrete nondeductible IPR&D tax expense of $767,000 associated with the Merger, and decreased by two discrete tax benefits aggregating $950,000 associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

    On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We have elected to apply this provision to certain repatriations of qualifying earnings in fiscal year 2005. We elected to repatriate $23.1 million during the quarter ended December 31, 2004, pursuant to our approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.1 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during the three months ended December 31, 2004.

    In fiscal 2004, we recorded a $0.1 million gain on sale of discontinued operations in the Consolidated Statements of Operations, net of income tax provisions, for the reversal of unused accrued discontinued operations reserves. In fiscal 2005, there were no such transactions.

    On September 23, 2003, we repurchased all 500,000 issued and outstanding shares of our redeemable convertible preferred stock from the holders thereof (the "Holders") for $23.0 million (the "Repurchase"). In accordance with the Securities and Exchange Commission's position published in an Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net income applicable to common stockholders in fiscal 2004. In fiscal 2005, there were no such transactions.

    LeCroy and the Holders agreed that the Repurchase would be transacted as of the beginning of the first quarter of fiscal 2004. As a result, we accounted for the Repurchase as though no dividends had accrued in fiscal 2004 and that the unaccreted value attributed to the warrants at the point of issue was accelerated and combined with the redemption premium to reflect the total charge related to the Repurchase in the Consolidated Statement of Operations.

COMPARISON OF FISCAL YEARS 2004 AND 2003

    Total revenues were $124.9 million in fiscal 2004 compared to $107.9 million in fiscal 2003, an increase of 15.8%, or $17.0 million. Revenues from Test and measurement products increased 19.3%, or $19.0 million, in fiscal 2004. This increase in revenues was primarily due to a 23% increase in total oscilloscope units shipped due to increased customer demand and to higher average selling prices, the combined effect of which contributed $16.7 million to the increase, and a $3.1 million increase in sales of probes and accessories. This increase in revenues was partially offset by a $2.6 million decrease in sales of discontinued product lines, distributed products and components.

     Service and other revenues consist primarily of service revenue and license and maintenance fees. Service and other revenues decreased by 19.8%, or $1.9 million, to $7.7 million in fiscal 2004 from $9.6 million in fiscal 2003. We did not recognize any software license revenue during fiscal 2004 compared to fiscal 2003 when we recognized a $3.0 million license of our proprietary MAUI Instrument Operating System technology. In fiscal 2005, based on management's review and analysis of the then current classification of service kits, we reclassified $3.9 million and $3.3 million in service kit revenue in fiscal years ended June 30, 2004 and 2003, respectively, from service revenue to product revenue. This reclassification has no effect on total revenues or results of operations and was made for these years in order to conform to fiscal 2005 presentation. Service and other revenue in each of fiscal 2004 and 2003 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Foreign currency fluctuations contributed approximately $4.5 million to the increase in total revenues during fiscal 2004 as compared to fiscal 2003. Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows:

                                 YEAR ENDED JUNE 30,                                    YEAR ENDED JUNE 30,
(IN THOUSANDS)                    2004        2003                                       2004       2003
                                --------    --------                                   --------    ------
North America(1).............   $   38,926  $   32,394     North America(1)........       31.2%     30.0%
Europe / Middle East.........       37,716      31,171     Europe / Middle East....       30.2      28.9
Japan(1).....................       20,024      17,038     Japan(1)................       16.0      15.8
Asia / Pacific(1)............       28,274      27,256     Asia / Pacific(1).......       22.6      25.3
                                    ------  ----------                                   -----     ------
  Total revenues.............   $  124,940  $  107,859       Total revenues........      100.0%    100.0%
                                ==========  ==========                                   =====     ======

    (1) Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenues.

    Gross profit was 57.9% in fiscal 2004 compared to 52.7% in fiscal 2003. Included in cost of revenues in fiscal 2003 is a $2.1 million charge for the impairment of technology, manufacturing and distribution rights, a $0.2 million charge for a future royalty payment and a $0.1 million charge for severance expense. The impairment and royalty cost resulted from our strategic decision to exit certain older product lines and to make significant changes to our manufacturing strategy to improve operating efficiency. Additionally, included in gross profit in fiscal 2003 was the positive effect of the $3.0 million in license revenues included in service and other revenues on the Consolidated Statement of Operations. The increase in gross profit in fiscal 2004 was primarily due to higher profits and higher average selling prices on our high-performance WaveMaster and mid-performance WaveRunner oscilloscopes, lower manufacturing costs resulting from continued improvements in operational efficiency, positive impact of foreign currency fluctuations on revenues while cost of revenues are predominately in U.S. dollars, restructuring savings of $0.4 million and the ongoing benefit of our shift to a direct sales model in China and Singapore.

    Selling, general and administrative expense increased by 6.3%, or $2.6 million, from $41.4 million in fiscal 2003 to $44.0 million in fiscal 2004. Selling, general and administrative expense in fiscal 2003 includes $2.4 million of severance charges and $0.3 million of plant closing costs partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. This increase was primarily due to increased variable selling costs related to higher revenues and the impact of foreign currencies, certain legal and compliance expenses and expenses related to performance bonuses that were suspended in the first three quarters of fiscal 2003 due to the weakness in the technology sector of the economy and in LeCroy sales. Selling costs increased by $3.8 million and general and administrative costs increased by $1.4 million, net of restructuring savings of approximately $3.5 million, partially offset by the decrease in net restructuring charges of $2.6 million in fiscal 2004 compared to the same period in the prior year. As a percentage of total revenues, selling, general and administrative expense declined to 35.2% in fiscal 2004, compared with 38.4% in fiscal 2003. This decrease as a percentage of total revenues was primarily due to our ability to leverage selling infrastructure over the increased revenues in fiscal 2004.

    Research and development expense decreased by 13.7%, or $2.5 million, from $18.2 million in fiscal 2003 to $15.8 million in fiscal 2004. The decrease was primarily due to cost savings realized from the consolidation of our probe development activities into our Chestnut Ridge, New York facility at the end of the fourth quarter of fiscal 2003, the full benefit of cost reduction initiatives taken in fiscal 2003 of approximately $1.7 million, a $0.7 million charge for severance in fiscal 2003 and the timing of certain project specific engineering expenses. As a percentage of total revenues, research and development expense decreased from 16.9% in fiscal 2003 to 12.7% in fiscal 2004, which reflects our ability to leverage expenses over the higher sales base in fiscal 2004.

    Other (expense) income, net, which consists primarily of net interest income and foreign exchange gains or losses, was an expense of $11,000 and $84,000 in fiscal 2004 and fiscal 2003, respectively. Included in other (expense) income, net in fiscal 2004, was $0.4 million in transaction costs related to the repurchase of our redeemable convertible preferred stock and interest expense due to borrowings under our revolving line of credit, partially offset by foreign exchange gains of $0.3 million on transactions denominated in other than our functional currency or that of our subsidiaries. In fiscal 2003, foreign exchange losses of $0.4 million were partially offset by net interest income of $0.2 million.

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

    On September 27, 2003, we repurchased all 500,000 issued and outstanding shares of our redeemable convertible preferred stock from the Holders for $23.0 million. In accordance with the Securities and Exchange Commission's position published in an Emerging Issues Task Force ("EITF") Topic No. D-42 relating to induced conversions of preferred stock, we recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at net income applicable to common stockholders in fiscal 2004.

    LeCroy and the Holders agreed that the Repurchase would be transacted as of the beginning of the first quarter of fiscal 2004. As a result, we accounted for the Repurchase as though no dividends had accrued in fiscal 2004 and that the unaccreted value attributed to the warrants at the point of issue was accelerated and combined with the redemption premium to reflect the total charge related to the Repurchase in the Consolidated Statement of Operations.

    In fiscal 2003, charges related to our redeemable convertible preferred stock, comprising the dividend on the preferred stock and the accretion for the value of fully exercisable warrants granted in connection with the private placement of the preferred stock, were $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at June 30, 2005 were approximately $13.9 million, compared to cash, cash equivalents and marketable securities of approximately $38.1 million at June 30, 2004. In connection with the Merger, we spent $80.4 million, net of $46.5 million of cash acquired, comprising $30.4 million of our cash and $50.0 million of borrowings under the Credit Agreement.

    Net cash provided by operating activities for the year ended June 30, 2005 was $12.7 million, compared to $20.3 million for the year ended June 30, 2004. The $7.6 million decrease was attributable primarily to a $4.7 million net use of cash in operating assets and liabilities resulting from strategic investments in inventory in fiscal 2005, compared to a net cash inflow of $3.0 million from operating assets and liabilities in fiscal 2004. Net cash generated from net income as adjusted for non-cash items in 2005 was approximately the same as 2004. Net income decreased by $5.9 million which effect was offset primarily by the following changes year over year in non-cash adjustments:

     o    IPR&D charge of $2.2 million resulting from the CATC acquisition;

     o    impairment of intangible asset charge of $1.5 million;

     o increase in the amortization of equity-based compensation of $3.8 million;

     o increase in depreciation and amortization of $1.9 million; all partially offset by

     o a $3.9 million decrease in the cash flow effect of deferred income taxes.

    The net investment in working capital of $4.7 million for the year ended June 30, 2005, was driven mainly by strategic investments in inventory primarily due to the acquisition of a substantial quantity of parts in anticipation of the launch of the WaveExpert product line which officially launched in April 2005.

    Net cash (used in) investing activities was ($74.6) million in fiscal 2005 compared to ($16.6) million in fiscal 2004. This increase was primarily due to the investment of $80.4 million, net of acquired cash, for the acquisition of CATC, partially offset by the liquidation of $9.5 million of investments to partially fund such acquisition (See "CATC Acquisition" in this Management's Discussion and Analysis of Financial Condition and Results of Operations above).

    Net cash generated by financing activities was approximately $46.9 million for the year ended June 30, 2005, compared to net cash used of approximately $6.2 million for the same period last year. This increase in net cash generated by financing activities was primarily due to $50.0 million of borrowings under the Credit Agreement used in connection with the Merger net of issuance costs of $1.4 million and the repayment of borrowings and capital lease obligations of $5.7 million in the current fiscal year compared to the use of $23.0 million in the comparable prior year period to repurchase our preferred stock.

    On April 14, 2004, we closed an underwritten public follow-on offering of 500,000 shares of our common stock at $19.00 per share (less the underwriting discount) raising aggregate net proceeds of approximately $7.9 million, net of $1.1 million in offering costs and expenses. We granted the underwriters an option to purchase up to an additional 225,000 shares of common stock included in the offering to cover over-allotments, if any, within 30 days of the closing. On April 27, 2004, pursuant to the exercise of this over-allotment option, we sold an additional 225,000 shares at $19.00 per share (less the underwriting discount), raising additional net proceeds of $4.1 million, net of expenses. On April 23, 2004, we used proceeds from this offering to repay $4.0 million of indebtedness outstanding under our revolving credit facility.

    We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of June 30, 2005, we had $0.1 million outstanding under this line of credit, all of which was current and included within Current portion of long-term debt and capital leases on the Consolidated Balance Sheet. This line of credit expires November 2005 and outstanding borrowings thereunder bear interest at an annual rate of 12.2%.

    On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced our existing credit facility with The Bank of New York that was entered into on October 11, 2000 and subsequently amended. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide us with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of June 30, 2005, there were no outstanding borrowings against the Revolver.

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

    Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of and for the year ended June 30, 2005, we were in compliance with our financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of June 30, 2005, we have repaid $5.6 million of the principal balance of this loan.

    We incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. Transaction fees of approximately $87,000 from the previously amended credit facility were charged to interest expense for the three months ended December 31, 2004. At June 30, 2005, unamortized fees of $0.4 million were included in Other current assets, and $0.7 million were included in Other non-current assets on the Consolidated Balance Sheets.

    In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of June 30, 2005). No amounts were outstanding under these facilities as of June 30, 2005. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of June 30, 2005). As of June 30, 2005, there were no amounts outstanding under this facility.

    We believe that our cash on hand, cash flow generated by our continuing operations and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt repayment and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, commitments to contract suppliers and Term Loan as set forth in the table below (in thousands):

                                                            PAYMENTS DUE BY PERIOD AS OF JUNE 30, 2005
                                                     ---------------------------------------------------------
                                                                LESS THAN                          MORE THAN 5
                                                       TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS      YEARS
                                                     --------   ---------   ---------  ---------   -----------
                                                                          (IN THOUSANDS)

   Capital lease - equipment...................      $     89   $     89    $     --   $    --     $     --
   Capital lease - technology rights...........         1,025        442         583        --           --
   Realignment charges - severance.............           722        666          56        --           --
   Operating lease obligations.................         5,537      1,922       2,832       683          100
   Commitments to contract suppliers...........           837        837          --        --           --
   Term Loan obligations.......................        44,375      8,125      20,000    16,250           --
                                                     --------   --------      ------   -------     --------
     Total.....................................      $ 52,585   $ 12,081    $ 23,471   $16,933     $    100
                                                     ========   ========    ========   =======     ========

     Commitments to contract suppliers. We purchase components from a variety of suppliers and use contract suppliers for specific components for our products. During the normal course of business, we issue non cancelable purchase orders with 90 day lead times ahead of the delivery dates.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 51"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. We are currently assessing the impact of the adoption of SFAS No. 151 on our results of operations and financial condition.

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


    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. LeCroy will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of LeCroy. See Note 1, Summary of Significant Accounting Policies - Stock-Based Compensation to the Consolidated Financial Statements for the pro forma impact on net income (loss) applicable to common stockholders and net income (loss) per share applicable to common stockholders from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") which is effective for the Company for reporting changes in accounting principles beginning fiscal year 2007. SFAS No. 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods' financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

    In June 2005, the FASB issued FASB Staff Position ("FSP") 143-1, "Accounting for Electronic Equipment Waste Obligations." This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. This FSP 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Management is currently evaluating the impact of FSP 143-1.

FORWARD-LOOKING INFORMATION

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

     Our past operating results, including our gross profits, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross profits will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate. The primary factors that affect our operating results include the following:

     o    changes in overall demand for our products;

     o the timing of the announcement, introduction and market acceptance of new products by us or competing companies;

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

     o historically low trading volume in our stock relative to alternative investments;

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

     o developments in our relationships with our customers, partners, distributors and suppliers;

     o shortfalls or changes from analysts' expectations in revenue, gross profits, earnings or losses, or other financial results;

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

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of June 30, 2005, we had recorded $14.4 million of net deferred tax assets related to the future tax benefit of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income. As of June 30, 2005, we had recorded a valuation allowance of $350,000 to reserve for those deferred tax assets we believe are not likely to be realized in future periods. An additional valuation allowance would be recorded if it was deemed more likely than not that some or all of our net deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Consolidated Statements of Operations, which would have an adverse impact on our operating results.

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

     We market and sell our products and services outside the United States, and currently have employees located in China, France, Germany, Italy, Japan, Singapore, South Korea, Sweden, Switzerland and the United Kingdom. Many of our customers and licensees are located outside the United States. As part of our strategy, we have expanded our international sales, particularly in China. We face numerous risks in doing business outside the United States, including:

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

     o strengthening of the U.S. dollar, which could make our products more expensive;

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

     We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by International Business Machines ("IBM"). Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

     POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES, AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. On October 29, 2004, we acquired all of the outstanding shares of common stock of CATC. As a result of our acquisition of CATC or other transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of the newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

     WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS.

     Our operations and products are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or noncompliance with environmental permits.

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

    In December 2004, the FASB, issued SFAS No. 123 (Revised 2004) entitled "Share-Based Payment" ("SFAS 123R"), an amendment of FASB Statements No. 123 and No. 95," requiring companies to expense the fair value of all employee equity-based awards granted, modified or settled. SFAS 123R will be effective for us in our 2006 fiscal year commencing July 2005 and accordingly, will require any options and stock awards issued or vesting on or after that date and shares issued under our employee stock purchase plan to be recognized as compensation expense. Currently, we record compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for option grants that have an exercise price below fair value. The adoption of SFAS 123R is expected to have a material effect on our consolidated financial statements from the calculation of compensation cost under APB No. 25.
However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of pro forma compensation cost under SFAS 123, but such differences have not yet been quantified.

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


RISKS RELATED TO OUR INDUSTRY

     WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND THIS COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

     The oscilloscope and protocol analysis markets are highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in these markets are Tektronix and Agilent. Both of our principal competitors have substantially greater sales and marketing, development and financial resources. We believe that Tektronix, Agilent and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope and many sectors of the protocol analysis markets.

     We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer and chief operating officer, are former employees of Tektronix. In fiscal 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. In fiscal 2005, we settled intellectual property litigation with Tektronix in which both sides claimed patent infringement. This settlement is described in more detail under Item 3, "Legal Proceedings," of Part I of this Form 10-K.

     We believe that the principal bases of competition in the oscilloscope and protocol analysis markets are a product's performance (bandwidth, sample rate, memory length and processing power), its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and protocol analyzers and our ability to offer high-performance products timely and at a favorable "price-to-performance" ratio. We cannot assure that we will continue to compete effectively.

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

     WITHOUT THE TIMELY INTRODUCTION OF COMPETITIVE PRODUCTS, OUR PRODUCTS MAY BECOME TECHNOLOGICALLY OBSOLETE.

     We generally sell our products in industries that are characterized by rapid technological changes, frequent new product announcements and introductions and changing industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to introduce competitive products timely, customers may defer placing orders in anticipation of future releases or purchase products from competitors. Product development delays may result from numerous factors, including:

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

     Our future growth depends, in part, upon our ability to develop, manufacture and sell in volume advanced verification systems for existing, emerging and yet unforeseen communications standards. We have little or no control over the conception, development or adoption of new standards. Moreover, even in relation to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. Failure of a standard for which we devote substantial resources to gain widespread acceptance would likely harm our business.

     IF WE FAIL TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH THE CORE OR PROMOTER COMPANIES IN OUR TARGET MARKETS, WE MAY HAVE DIFFICULTY DEVELOPING AND MARKETING CERTAIN PROTOCOL ANALYZER PRODUCTS.

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

    During fiscal 2005, 2004 and 2003, foreign currency exchange gains (losses) on assets or liabilities denominated in other than their functional currencies, net of gains (losses) on related foreign exchange contracts, were $0.2 million, $0.3 million, and ($0.4) million, respectively. These net gains (losses) are included in Other, net in the Consolidated Statements of Operations and include foreign exchange contract gross gains of $0.6 million, $0.5 million and $0.1 million in fiscal 2005, 2004 and 2003, respectively. At June 30, 2005 and 2004, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $9.8 million and $8.2 million, respectively.

     We performed a sensitivity analysis for the fourth quarter of fiscal 2005 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents as well as our $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows. Please refer to Note 13 - Debt for specifics related to our credit facility.

    As required by the terms of the Credit Agreement (See Note 13 - Debt), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement (See Note 13 - Debt), we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. In accordance with the interest rate swap transaction, we pay interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap during the year ended June 30, 2005 was approximately $0.1 million. The notional amount as of June 30, 2005 was approximately $23.1 million. The fair value of the interest rate swap as of June 30, 2005, is approximately $66,000 and approximates the amount that we would have received from M&T Bank if the Company had canceled the transaction at June 30, 2005. The fair value is recorded in Other current assets in the Consolidated Balance Sheet as of June 30, 2005 and Other, net in the Consolidated Statement of Operations for the year ended June 30, 2005. This interest rate swap does not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               LECROY CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.....................................................    50

Consolidated Balance Sheets as of June 30, 2005 and 2004....................................................    51

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003......................    52

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2005, 2004 and 2003............    53

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003......................    54

Notes to Consolidated Financial Statements..................................................................    55

Financial Statement Schedule -- Valuation and Qualifying Accounts for the years ended June 30, 2005,
2004 and 2003...............................................................................................    83


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LeCroy Corporation:

We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LeCroy Corporation and subsidiaries' internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting. This report includes an explanatory paragraph that states that management excluded from its assessment of the effectiveness of LeCroy Corporation and subsidiaries' internal control over financial reporting as of June 30, 2005, Computer Access Technology Corporation's internal control over financial reporting associated with total assets of $4.8 million and total revenues of $17.6 million included in the consolidated financial statements of LeCroy Corporation and subsidiaries as of and for the year ended June 30, 2005, and that our audit of internal control over financial reporting of LeCroy Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Computer Access Technology Corporation, an acquired business.

/s/ KPMG LLP

Short Hills, New Jersey
September 14, 2005

                               LECROY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA)

                                                                                                    JUNE 30,
                                                                                               2005          2004
                                                                                           ------------  --------
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................     $    13,866   $    28,566
  Marketable securities...............................................................              --         9,534
  Accounts receivable, net of reserves of $380 and $436 at
     June 30, 2005 and 2004, respectively.............................................          28,275        24,675
  Inventories, net....................................................................          27,661        21,978
  Other current assets................................................................          12,681        11,921
                                                                                           -----------   -----------
          Total current assets........................................................          82,483        96,674

Property and equipment, net...........................................................          19,078        19,778
Goodwill..............................................................................          78,848         1,874
Other non-current assets..............................................................          12,759        11,467
                                                                                           -----------   -----------
          Total assets................................................................     $   193,168   $   129,793
                                                                                           ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................     $    14,806   $    12,097
  Accrued expenses and other current liabilities......................................          14,642        14,554
  Current portion of long-term debt and capital leases................................           8,656           107
                                                                                           -----------   -----------
          Total current liabilities...................................................          38,104        26,758

Long-term debt........................................................................          36,833            89
Deferred revenue and other non-current liabilities....................................           1,413         1,338
                                                                                           -----------   -----------
          Total liabilities...........................................................          76,350        28,185

Commitments and contingencies

Redeemable convertible preferred stock, $.01 par value (authorized 5,000,000 shares
  of preferred stock; none issued and outstanding at June 30, 2005 and June 30, 2004).              --            --

Stockholders' equity:
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,634,233 and 11,973,830
   shares issued and outstanding at June 30, 2005 and 2004, respectively).............             127           120
  Additional paid-in capital..........................................................         113,229        98,421
  Warrants to purchase common stock...................................................           2,165         2,165
  Accumulated other comprehensive income..............................................             779           434
  Deferred stock compensation.........................................................          (8,602)       (6,509)
  Retained earnings...................................................................           9,120         6,977
                                                                                           -----------   -----------
          Total stockholders' equity..................................................         116,818       101,608
                                                                                           -----------   -----------
          Total liabilities and stockholders' equity..................................     $   193,168   $   129,793
                                                                                           ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED JUNE 30,
                                                                                2005          2004           2003
                                                                            ------------  ------------   -----------
                                                                             (53 Weeks)    (52 Weeks)     (52 Weeks)
Revenues:
  Test and measurement products.......................................      $   156,440   $   117,290    $    98,281
  Service and other...................................................            8,538         7,650          9,578
                                                                            -----------   -----------    -----------
     Total revenues...................................................          164,978       124,940        107,859

Cost of revenues......................................................           73,632        52,594         50,989
                                                                            -----------   -----------    -----------
     Gross profit.....................................................           91,346        72,346         56,870
                                                                            -----------   -----------    -----------
Operating expenses:
 Selling, general and administrative..................................           57,341        43,997         41,422
 Legal settlement.....................................................            1,000            --             --
 Research and development.............................................           28,050        15,760         18,226
                                                                            -----------   -----------    -----------
     Total operating expenses.........................................           86,391        59,757         59,648
                                                                            -----------   -----------    -----------

Operating income (loss)...............................................            4,955        12,589         (2,778)

Other (expense) income:
 Interest income......................................................              564           716            912
 Interest expense.....................................................           (2,742)         (720)          (675)
 Other, net...........................................................              238            (7)          (321)
                                                                            -----------   ------------   ------------
    Other (expense) income, net.......................................           (1,940)          (11)           (84)
                                                                            -----------   -----------    -----------
Income (loss) from continuing operations before income taxes..........            3,015        12,578         (2,862)
 (Provision for) benefit from income taxes............................             (872)       (4,653)         1,059
                                                                            ------------  ------------   -----------
Income (loss) from continuing operations..............................            2,143         7,925         (1,803)

Discontinued operations:
  Gain on sale, net of provision for income taxes of
    $0, $70 and $75 in 2005, 2004 and 2003, respectively..............               --           119            129
                                                                            ------------   -----------    -----------
Net income (loss).....................................................            2,143         8,044         (1,674)

Charges related to convertible preferred stock........................               --            --          2,069
Redemption of convertible preferred stock.............................               --         7,665             --
                                                                            ------------  -----------    ------------
Net income (loss) applicable to common stockholders...................      $     2,143   $       379    $    (3,743)
                                                                            ===========   ===========    ============

Net income (loss) per common share - basic:
  Income (loss) from continuing operations applicable to
  common stockholders.................................................      $      0.18   $      0.02    $     (0.37)
  Gain from discontinued operations...................................               --          0.01           0.01
  Net income (loss) applicable to common stockholders.................             0.18          0.04          (0.36)

Net income (loss) per common share - diluted:
  Income (loss) from continuing operations applicable to
  common stockholders.................................................      $      0.17   $      0.02    $     (0.37)
  Gain from discontinued operations...................................               --          0.01           0.01
  Net income (loss) applicable to common stockholders.................             0.17          0.03          (0.36)

Weighted average number of common shares:
  Basic...............................................................           11,774        10,754         10,364
  Diluted.............................................................           12,258        11,074         10,364

        The accompanying notes are an integral part of these consolidated financial statements.

                               LECROY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                                                               OTHER                       RETAINED
                                    COMMON STOCK       COMMON    ADDITIONAL COMPREHENSIVE    DEFERRED      EARNINGS
                                ------------------     STOCK      PAID-IN      INCOME         STOCK      (ACCUMULATED
                                 SHARES     AMOUNT    WARRANTS    CAPITAL      (LOSS)      COMPENSATION     DEFICIT)       TOTAL
                                --------    ------    --------   ---------  -------------  ------------  ------------    --------
Balance at June 30, 2002.......  10,323      $ 103     $ 2,165   $ 81,279   $   (3,695)      $      --     $   1,653     $ 81,505

Comprehensive income:
  Net loss.....................      --         --          --         --           --              --        (1,674)      (1,674)
  Foreign currency translation.      --         --          --         --        2,097              --            --        2,097
                                                                                                                         --------
Total comprehensive income.....                                                                                               423
                                                                                                                         --------

Exercise of stock options and
  employee stock purchases.....      90          1          --        618           --              --            --          619
Amortization of employee stock
   compensation................      --         --          --         36           --              --            --           36
Charges related to convertible
  preferred stock..............      --         --          --     (2,069)          --              --            --       (2,069)
                                 ------    -------   ---------   --------    ---------       ---------     ---------     --------
Balance at June 30, 2003.......  10,413        104       2,165     79,864       (1,598)             --           (21)      80,514

Comprehensive income:
  Net income...................      --         --          --         --           --              --         8,044        8,044
  Foreign currency translation.      --         --          --         --        2,052              --            --        2,052
  Unrealized loss on marketable
    securities, (net of tax
    benefit of $12)............      --         --          --         --          (20)             --            --          (20)
                                                                                                                         ---------
Total comprehensive income.....                                                                                            10,076
                                                                                                                         --------

Public sale of common stock, net    725          7          --     11,997           --              --            --       12,004
Exercise of stock options and
   employee stock purchases....     471          5          --      5,374           --              --            --        5,379
Issuance of restricted stock to
  employees....................     365          4          --      6,570           --          (6,574)           --           --
Amortization of employee stock
    compensation...............      --         --          --         23           --              65            --           88
Tax benefit from exercise of
  stock options................      --         --          --      1,212           --              --            --        1,212
Redemption of convertible
  preferred stock..............      --         --          --     (6,619)          --              --        (1,046)      (7,665)
                                 ------    -------   ---------   --------    ---------       ---------     ---------     --------
Balance at June 30, 2004.......  11,974        120       2,165     98,421          434          (6,509)        6,977      101,608

Comprehensive income:
  Net income...................      --         --          --          --          --              --         2,143        2,143
  Foreign currency translation.      --         --          --          --         325              --            --          325
  Reclassification adjustment
   for loss on marketable
   securities included in net
   income, (net of tax
   benefit of $12) ............      --         --          --          --          20              --            --           20
                                                                                                                         --------
Total comprehensive income.....                                                                                             2,488
                                                                                                                         --------

Additional direct costs related
 to public sale of common stock,
 net...........................      --         --          --          (7)          --              --           --           (7)
Exercise of stock options and
  employee stock purchases.....     394          4          --       4,589           --              --           --        4,593
Modification of director stock
 option grants.................      --         --          --          64           --              --           --           64
Issuance of restricted stock to
 employees.....................     182          2          --       2,939           --          (2,941)          --           --
Forfeitures of restricted stock
 for terminated employees......      (2)        --          --         (24)          --              19           --           (5)
Issuance of vested restricted
 stock to employees in lieu of
 cash bonus....................      86          1          --       1,205           --              --           --        1,206
Issuance of LeCroy stock options
  in Merger    ................      --         --          --       3,166           --              --           --        3,166
Assumption of unvested options
  in Merger ....................     --         --          --       1,945           --          (1,945)          --           --
Reversal of deferred stock
 compensation on assumed unvested
 options for terminated employees    --         --          --        (126)          --             126            --          --
Amortization of employee stock
 compensation..................      --         --          --          --           --           2,648            --       2,648
Tax benefit from exercise of
 stock options.................      --         --          --       1,057           --              --            --       1,057
                                 ------     ------    --------    --------     --------       ---------      --------    --------
Balance at June 30, 2005.......  12,634     $  127    $  2,165    $113,229     $    779       $ (8,602)      $  9,120    $116,818
                                 ======     ======    ========    ========     ========       =========      ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED JUNE 30,
                                                                               -------------------------------------
                                                                                   2005         2004         2003
                                                                               -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................      $    2,143   $    8,044   $   (1,674)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
    Write-off of acquired in-process research and development............           2,190           --           --
     Depreciation and amortization.......................................           8,241        6,366        6,716
    Stock-based compensation.............................................           3,913           88           36
    Amortization of debt issuance costs..................................             370           28           --
     Deferred income taxes...............................................            (921)       2,963       (1,674)
     Impairment of intangible assets.....................................           1,500           --        2,030
     Recognition of deferred license revenue.............................          (1,296)      (1,296)      (1,296)
     Loss on disposals of property and equipment, net....................             194          124           52
     Tax benefit from exercise of stock options..........................           1,057        1,212           --
     Gain on sale of discontinued operations.............................              --         (189)        (204)
    Gross profit on non-cash transactions................................              --         (132)          --
  Change in operating asset and liabilities:
     Accounts receivable.................................................          (1,435)      (3,265)       4,082
     Inventories.........................................................          (3,669)       3,421        3,582
     Other current and non-current assets................................             447         (649)         490
     Accounts payable, accrued expenses and other liabilities............             (11)       3,535       (5,457)
                                                                               ----------   ----------   ----------
Net cash provided by operating activities................................          12,723       20,250        6,683
                                                                               ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................................          (3,687)      (5,845)      (2,633)
  Business acquisition costs, net of acquired cash.......................         (80,363)           --          --
  Purchase of marketable securities......................................              --       (9,566)          --
  Purchase of intangible assets..........................................            (100)      (1,800)      (1,260)
  Proceeds from the sale of marketable securities........................           9,534            --          --
  Proceeds from the sale of property and equipment.......................              --          584           --
                                                                               ----------   ----------   ----------
Net cash used in investing activities....................................         (74,616)     (16,627)      (3,893)
                                                                               ----------    ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit........................................          50,000       10,000           --
  Repayment of borrowings under line of credit and capital leases........          (6,038)     (10,096)         (85)
  Debt issuance costs....................................................          (1,378)          --           --
  Proceeds from issuance of common stock, net of direct costs............              --       12,004           --
  Payment related to issuance of common stock............................              (7)          --           --
  Redemption of convertible preferred stock..............................              --      (23,000)          --
  Payment of seller-financed intangible assets...........................            (250)        (500)          --
  Proceeds from employee stock purchase and option plans.................           4,593        5,379          619
                                                                               ----------   ----------   ----------
Net cash provided by (used in) financing activities......................          46,920       (6,213)         534
                                                                               ----------   -----------  ----------

Effect of exchange rate changes on cash..................................             273          305          205
                                                                               ----------   ----------   ----------
  Net (decrease) increase in cash and cash equivalents...................         (14,700)      (2,285)       3,529
  Cash and cash equivalents, beginning of year...........................          28,566       30,851       27,322
                                                                               ----------   ----------   ----------
  Cash and cash equivalents, end of year.................................      $   13,866   $   28,566   $   30,851
                                                                               ==========   ==========   ==========

Supplemental Cash Flow Disclosure Cash paid during the year for:
     Interest............................................................      $    1,984   $      190   $      104
     Income taxes........................................................           1,215          249          816
  Non-cash transactions:
    Acquisition of seller-financed intangible assets.....................           1,331           --          750
    Issuance of LeCroy stock options for business acquisition............           3,166           --           --
    Acquisition of intangible asset and equipment in exchange for
    oscilloscopes........................................................              --          167           --
    Acquisition of distributor in exchange for amounts due to the Company              --           --          300

        The accompanying notes are an integral part of these consolidated financial statements.

                               LECROY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

    LeCroy Corporation (the "Company" or "LeCroy"), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company develops, manufactures, sells and licenses high-performance oscilloscopes and global communications protocol analyzers. Oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB2.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), and others. The Company's products are sold into a broad range of end markets, including the computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace. Revenues are also generated from the sale of probes, accessories, and applications solutions, and to a lesser extent, extended warranty and maintenance contracts, repairs and calibrations performed on instruments after the expiration of their warranties.

   BASIS OF PRESENTATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of LeCroy and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-years' amounts to conform to the current-year presentation.

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, allowance for doubtful accounts, allowance for excess and obsolete inventory, deferred tax assets, valuation of long-lived and intangible assets, goodwill and warranty. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

   FISCAL YEAR ENDING DATES

    The Company's fiscal year ends on the Saturday closest to June 30 (July 2, 2005, June 26, 2004 and June 28, 2003). Fiscal year 2005 represented a 53-week period and each of fiscal years 2004 and 2003 represented a 52-week period. For clarity of presentation, the consolidated financial statement year-end references are stated as June 30.

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

     Test and measurement products revenue. The Company generates test and measurement product revenue from the sales of oscilloscopes and application solutions, protocol analyzers, probes and accessories. Provisions for warranty costs are recorded at the time products are shipped. Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc read-only memory or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the application solutions. All sales of test and measurement products are based upon separately established prices for the items and are recorded as revenue according to the above revenue recognition criteria. Revenues from these products are included in revenues from Test and measurement products in the Consolidated Statements of Operations. Certain software is embedded in the Company's oscilloscopes, but the embedded software component is considered incidental.

     Software license revenue. The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9").

     Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products in accordance with SOP 97-2 upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. When the Company ships a protocol analyzer but certain elements relating to the functionality of the product are not delivered, revenue and the associated cost of revenue are deferred until the remaining elements are delivered. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

     Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Consolidated Statements of Operations.

     In the third quarter of fiscal 2003, the Company perpetually licensed its proprietary MAUI Instrument Operating System technology and recognized $3.0 million of license revenue included in Service and other revenue in the Consolidated Statement of Operations. Maintenance fees (post-contract support or "PCS") were included in the agreement and are recognized pro rata for each year of maintenance purchased. The only two elements in this agreement were the license and the PCS. The Company did not recognize any perpetual software license revenue during fiscal 2005 or 2004.

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

     Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company's strategy for distributing this product line was the use of a buy-sell distribution channel. This was the Company's initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes; the Company was unable to sufficiently estimate the amounts of potential product returns. In the fourth quarter of fiscal 2005, having had four full quarters of experience with this product and channel with no significant returns, the Company had sufficient data to estimate potential returns and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS 48"), recognized previously deferred revenue of $2.6 million. Revenue related to WaveSurfers sold to distributors is now being recognized upon shipment to the distributor, rather than upon the sale of the unit by the distributor to the end user.

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

     Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $1.3 million during fiscal years 2005, 2004 and 2003. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2005, the remaining deferred license fees balance was $0.7 million which is reflected in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

   STOCK - BASED COMPENSATION

    The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

    On October 29, 2004, the Company completed its acquisition of 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the "Merger"). In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," ("FIN 44") the stock options granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC, and the fair value of the new awards were included in the purchase price. The intrinsic value related to the unvested awards was allocated to deferred stock compensation and will be recognized as compensation expense over the remaining future vesting periods. For the year ended June 30, 2005, $0.3 million, net of tax, was charged as compensation expense in the Consolidated Statements of Operations related to the assumed options.

    Other than the compensation expenses recognized for the CATC Stock Plans as described in the preceding paragraph, and approximately $64,000 of expense related to the modification of certain stock option grants to extend the time period for directors, upon their departure from the Board of Directors, to exercise their vested stock options, no compensation expense related to stock option plans is reflected in the Company's Consolidated Statements of Operations, as all options other than the CATC Stock Plans granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock is recorded based on its market value on the date of grant and is included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation is recorded as an offset to additional paid-in capital and is amortized on a straight-line basis as compensation expense over the vesting period.

    The following table illustrates the effect on net income (loss) and net income (loss) per common share applicable to common stockholders as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (in thousands, except per share data).

                                                                                         YEARS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                  2005          2004         2003
                                                                               ----------   ----------    -----------
Net income (loss), as reported...........................................      $    2,143   $    8,044    $    (1,674)
Add: stock-based compensation expense included in reported
  net income (loss), net of income taxes.................................           2,547           55             24
Deduct: stock-based compensation expense determined under
  fair value-based method for all awards, net of income taxes............          (4,928)      (2,901)        (3,061)
                                                                               ----------   ----------    -----------
Pro forma net income (loss)..............................................            (238)       5,198         (4,711)

Charges related to convertible preferred stock...........................              --        7,665          2,069
                                                                               -----------   ----------   -----------
Pro forma net loss applicable to common stockholders.....................      $     (238)  $   (2,467)   $    (6,780)
                                                                               ==========   ==========    ===========

Net income (loss) per common share applicable to common stockholders:
  Basic, as reported.....................................................      $    0.18    $    0.04     $     (0.36)
  Diluted, as reported...................................................      $    0.17    $    0.03     $     (0.36)
  Basic, pro forma.......................................................      $   (0.02)   $   (0.23)    $     (0.65)
  Diluted, pro forma.....................................................      $   (0.02)   $   (0.23)    $     (0.65)

    The fair value of the options granted during fiscal year 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                        YEARS ENDED JUNE 30,
                                                                                  2005          2004         2003
                                                                               ----------   ------------  -------
Expected holding period (years)..........................................          3.9           4.5         4.7
Risk-free interest rate .................................................          3.41%         3.37%       2.84%
Dividend yield...........................................................          0.0%          0.0%        0.0%
Expected volatility......................................................         51.2%         69.0%       71.4%
Fair value of options granted............................................         $8.95         $9.79       $6.16


    For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense on a straight-line basis over the option vesting periods.

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

   SHIPPING AND HANDLING COSTS

    The Company records the costs and fees associated with transporting its products to customers as a component of selling, general and administrative expense in the Consolidated Statements of Operations. These costs totaled $3.1 million, $2.2 million and $2.1 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

   ADVERTISING COSTS

    The costs of general advertising, promotion and marketing programs are charged to selling, general and administrative expense in the Consolidated Statements of Operations in the fiscal year incurred. The costs of advertising related to new product introductions are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended June 30, 2005, 2004 and 2003 was $2.7 million, $2.3 million and $2.4 million, respectively.

   RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

   CASH AND CASH EQUIVALENTS

    Cash in excess of current operating requirements are invested in cash equivalents, which are short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

   MARKETABLE SECURITIES

    The Company's investments in debt securities are classified as available-for-sale and are reported at fair value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses on investments are included in Other, net on the Consolidated Statements of Operations when realized. Management had the ability and intent, if necessary, to liquidate any of these investments as of June 30, 2004 in order to meet its liquidity needs within the normal operating cycle. Accordingly, all investments in debt securities are classified as current assets as of June 30, 2004. As of June 30, 2005, the Company had no investments in marketable securities.

   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term, if shorter, as follows:

   Building and improvements..............................     10-32 years
   Furniture, machinery and equipment.....................      2-12 years
   Computer software and hardware.........................       2-7 years

   INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

   IMPAIRMENT OF LONG-LIVED ASSETS AND ACQUIRED INTANGIBLE ASSETS

   The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. During 2005, an intangible asset that provided for manufacturing rights to, and the use of, certain intellectual property failed the impairment test due to a change in product strategy and, accordingly, a $1.5 million pre-tax loss was recognized in cost of revenues in the consolidated statements of operations. There were no other impairment indicators for other long-lived assets during the fiscal year ended June 30, 2005.

   GOODWILL

    Goodwill is recognized for the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. The Company tests goodwill for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test using the Company's market capitalization. The Company has one reporting unit for the purposes of impairment testing.

    The Company completed the annual impairment test during the fourth quarter of fiscal 2005 and determined that there was no impairment to its recorded goodwill balance of $78.8 million at June 30, 2005. There were no impairment indicators during the fiscal year ended June 30, 2005.

   CONCENTRATION OF CREDIT RISK

    The Company develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. The Company's products are sold into a broad range of end markets, including the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets. Sales are to all regions of the United States as well as to a multitude of foreign countries. No customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Credit losses have been minimal in fiscal 2005, 2004 and 2003.

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of foreign exchange forward contracts, interest rate swaps and short-term deposits in the United States and Europe with major banks with investment levels and debt ratings set to limit exposure with any one institution.

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

   FOREIGN EXCHANGE

    The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at fiscal year end exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in accumulated other comprehensive income, which is a separate component of stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other, net in the Consolidated Statements of Operations.

   FINANCIAL INSTRUMENTS

     Cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity. The Term Loan is included within Current portion of long-term debt and capital leases and Long term debt totaling $44.4 million. Borrowings under the Term Loan have variable rates and the carrying amount of the Term Loan is considered by management to be a reasonable estimate of its fair value.

     The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. The Company also entered into an interest rate swap transaction with M&T Bank effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the $75.0 million senior, secured, five-year credit agreement entered into with the lenders listed therein and The Bank of New York, as administrative agent for such lenders on October 29, 2004 (the "Credit Agreement"). These foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended ("SFAS 133"); therefore, any changes in fair value of these contracts are recorded in Other (expense) income, net in the Consolidated Statements of Operations. These derivatives are also recorded on the Consolidated Balance Sheets at fair value. As of June 30, 2005 and 2004, the fair value of the foreign exchange forward contracts is approximately $0.1 million and $49,000, respectively.

    The changes in fair value of the foreign exchange contracts are highly inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities. At June 30, 2005 and June 30, 2004, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $9.8 million and $8.2 million, respectively.

    The notional amount of the interest rate swap as of June 30, 2005 was approximately $23.1 million, and the fair value of the interest rate swap as of June 30, 2005, is $66,000 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at June 30, 2005.

   DERIVATIVE INSTRUMENTS

    The Company accounts for derivatives and hedging activities in accordance with SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company's foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other, net in the Consolidated Statements of Operations. These derivatives are also recorded on the Consolidated Balance Sheets at fair value.

    The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

   COMPREHENSIVE INCOME

    Comprehensive income comprises net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale, net of reclassification adjustments for realized gain and losses on marketable securities included in net income.

   NEW ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 51"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that
". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will apply to inventory costs beginning in fiscal year 2007. The Company is currently assessing the impact of the adoption of SFAS 151 on its results of operations and financial condition.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," ("APB 29") is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be applied prospectively to nonmonetary asset exchange transactions in fiscal year 2006. The Company is currently assessing the impact of the adoption of SFAS 153 on its results of operations and financial condition.

    In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities to continue to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. LeCroy will be required to adopt the provisions of SFAS 123R in the first quarter of fiscal 2006. Management is currently evaluating the requirements of SFAS 123R. The adoption of SFAS 123R is expected to have a material effect on the consolidated financial statements of LeCroy. See Stock Based Compensation paragraph within this note for the pro forma impact on net income (loss) and net income (loss) per common share from calculating stock-related compensation cost under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of pro forma compensation cost under SFAS 123, but such differences have not yet been quantified.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154") which will be effective for the Company for reporting changes in accounting principles for correction of errors beginning fiscal year 2007. SFAS 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods' financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective.

     In June 2005, the FASB issued FASB Staff Position ("FSP") 143-1, "Accounting for Electronic Equipment Waste Obligations." This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. This FSP 143-1 is effective the later of, the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Management is currently evaluating the impact of FSP 143-1.

2. CATC ACQUISITION

    On October 29, 2004, the Company completed its acquisition of 100% of the outstanding common stock of Computer Access Technology Corporation ("CATC") via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into

CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy. CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the Merger. Through its acquisition of CATC, LeCroy expects to capitalize on the increasing demand for serial data test instruments, leverage its global, technical, direct sales force to accelerate the growth of CATC's products, strengthen its position in the data storage market, increase penetration into the computer market, expand gross profit, increase operating leverage leading to expanded operating profits and increase cash generation capabilities.

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan (the "ESPP") purchase rights. Further, LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which will be charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). (See Note 13 -
Debt). The Merger consideration is summarized below (in thousands):



   Cash for shares..........................................$  120,242
   Cash for options and ESPP purchase rights................     3,965
   Fair value of stock options assumed......................     5,111
   Unearned stock compensation on unvested options assumed..   (1,945)

   Transaction costs........................................     2,622
                                                            ==========
   Total purchase price.....................................$  129,995
                                                            ==========

    The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2005, the Company reduced its CATC goodwill by $2 million as a result of reversing the valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. The purchase price allocation is summarized below (in thousands):

Cash                                                  $    46,466
Accounts receivable                                         2,296
Inventory                                                   3,710
Other current assets                                          133
Fixed assets                                                  663
Other assets                                                   28
Deferred tax asset, net                                       367
In-process research and development                         2,190
Purchased technology                                        3,080
Purchased trade name                                           70
Purchased purchase orders                                      90
Goodwill                                                   76,974
Current liabilities assumed                                (5,420)
Long-term liabilities assumed                                (652)
                                                       ----------
Total purchase price                                   $  129,995
                                                       ==========

    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying value as of June 30, 2005:


                                        WEIGHTED           ACCUMULATED
                                     AVERAGE LIVES  COST  AMORTIZATION    NET
                                    --------------  ----  ------------  ------
   Amortizable intangible assets:
       Purchased technology........    2.0 years   $3,080    $1,178     $1,901
       Purchased tradename.........    1.0 year        70        47         23
       Purchased purchase orders...    0.2 years       90        90         --
                                                   ------    ------     ------
     Total intangibles purchased...                $3,240    $1,315     $1,924
                                                   ======    ======     ======

    Amortization expense for intangible assets acquired in the Merger was $1.3 million for the year ended June 30, 2005. Amortization expense for the intangible assets acquired in the Merger has been recorded in the Consolidated Statements of Operations as follows:

                                                   YEAR ENDED
                                                     JUNE 30,
                                                      2005
                                                 --------------
                                                 (IN THOUSANDS)
   Cost of revenues..........................      $   1,268
   General and administrative expense........             47
                                                   ---------
      Total..................................      $   1,315
                                                   =========

    The amortization expense of intangible assets acquired in the Merger for future years is expected to be as follows:

                                       AMOUNT
                                        (IN
                    FISCAL YEAR      THOUSANDS)
                    -----------      ----------
                       2006           $1,339
                       2007              585
                                      ------
                                      $1,924
                                      ======

    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge is included in Research and development expense in the Consolidated Statements of Operations.

    The Consolidated Statements of Operations include the results of operations of CATC since October 29, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the Merger had occurred at the beginning of each year presented.


                                                                     YEAR ENDED JUNE 30,
                                                                       2005       2004
                                                                     --------   --------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Revenues........................................................     $170,002   $142,613
Income (loss) from continuing operations before non-recurring charges directly attributable to the Merger applicable to
  common stockholders...........................................     $  1,189    ($3,058)
Income (loss) from continuing operations applicable to common shareholders per share before non-recurring charges directly
  attributable to the Merger - basic............................     $   0.10     ($0.28)
Income (loss) from continuing operations applicable to common shareholders per share before non-recurring charges directly
  attributable to the Merger - diluted..........................     $   0.10     ($0.28)


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

3.  RESTRUCTURING AND ASSET IMPAIRMENT

    In response to the continued economic downturn in 2003, the Company took steps to change its manufacturing strategy, discontinue older product lines and reduce its operating expenses in an effort to position the Company's business better for the long term. In the second quarter of fiscal 2005, in connection with the Merger, the Company took steps to change its organization as well as implement a change in its low to mid-range oscilloscope manufacturing strategy. Additionally, in the fourth quarter of fiscal 2005 the Company experienced a decline in test and measurement product orders and responded by taking action to better align its overseas operations, reducing headcount and closing two offices. The resultant charges taken to accomplish these efforts were:

                                                    FISCAL YEAR ENDED
                                            ---------------------------------
                                               2005         2004        2003
                                            ---------     -------     -------
                                                       (IN THOUSANDS)
Charges for:
  Impaired intangible assets.............   $   1,500     $     --     $ 2,280
  Service center closure.................          59           --          --
  Severance and related costs............          18           --         163
                                            ---------     --------     -------
     Cost of revenues....................   $   1,577     $     --     $ 2,443
                                            =========    =========     =======

Charges for:
  Severance and related costs............   $      77     $     --     $   670
                                            ---------     --------     -------
     Research and development............   $      77     $     --     $   670
                                            =========     ========     =======

Charges for:
  Severance and related costs............   $   1,328     $     --     $ 2,382
  Plant closure..........................         171           --         286
  Unused restructuring reserve...........         --            --         (78)
                                            ---------     --------     -------
     Selling, general and administrative.   $   1,499     $     --     $ 2,590
                                            =========     ========     =======

    During the fourth quarter of fiscal 2003, the Company adopted a plan to consolidate its probe development activities into its Chestnut Ridge, New York facility. In connection with this plan, the Company closed its Beaverton, Oregon facility and recorded lease termination costs of $0.3 million and a charge for severance of $0.6 million ($0.1 million of which was recorded in cost of revenues, $0.6 million was recorded in selling, general and administrative expense and $0.2 million was recorded in research and development expense). The implementation of this plan resulted in headcount reductions of 27 employees or approximately 7% of the workforce as compared to June 30, 2002. Final payments for severance under this plan occurred in the fourth quarter of fiscal 2004.

    During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million ($2.1 million of which was recorded in selling, general and administrative expense and $0.5 million which was recorded in research and development expense). The plan implemented during fiscal 2003 resulted in improved operating efficiencies and headcount reductions of 38 employees or approximately 9% of the workforce as compared to June 30, 2002.

    As of June 30, 2005, all but $48,000 of the accrued amounts for severance and related costs and plant closure costs related to the first quarter of fiscal 2003 restructuring has been paid. This remaining amount will be paid by the end of the second quarter of fiscal 2006. The majority of the payments was for severance and was paid as follows: $2.2 million, $0.8 million and $0.2 million in fiscal 2003, 2004 and 2005, respectively. Additionally, on November 8, 2004 the Company entered into a Lease Termination Agreement and made a final payment of approximately $0.1 million releasing the Company of any future rental obligations under the Beaverton, Oregon facility lease. This amount had been previously accrued.

    Also during fiscal 2003, the Company recorded a $2.1 million charge for the impairment of technology, manufacturing and distribution rights and a $0.2 million charge for a related future royalty payment. The impairment resulted from the Company's strategic decision to exit certain older product lines and to make significant changes to its manufacturing strategy to improve further the Company's operating efficiency. The Company estimated the fair value of the impaired asset based on the present value of forecasted future cash inflows using a discount rate commensurate with its weighted average cost of capital. In addition, the Company credited $0.1 million of unused fiscal 2002 restructuring reserves to selling, general and administrative expense.

    During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure its organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of June 30, 2005, approximately $0.4 million of severance has been paid and approximately $0.2 million remains in Accrued Expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007.

     Additionally, during the fourth quarter of 2005, the Company realigned some of its business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of plant closure expenses which includes lease termination costs and asset write-downs. As of June 30, 2005, approximately $0.4 million of severance has been paid and $0.1 million of facility charges have been paid in cash or written off and approximately $0.5 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

    Finally, in fiscal 2005, as a result of a change in the Company's organization stemming from the Merger and a subsequent change in the Company's low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge to Cost of revenues for the write-off of an intangible asset.

4.  DISCONTINUED OPERATIONS

    In August 2000, the Company closed the sale of the assets and business of its Vigilant Networks, Inc. subsidiary ("Vigilant") and a portion of the assets and business of its Digitech Industries, Inc. subsidiary ("Digitech") for gross proceeds of $12.0 million. The remaining business of Digitech was classified as discontinued operations. The buyer also assumed certain liabilities of Vigilant. In connection with the sale, the Company issued warrants to purchase 200,000 shares of LeCroy Common Stock at $10.05 per share to the buyer. Using the Black-Scholes option pricing model, these warrants, which are no longer outstanding, were valued at approximately $1.3 million. After deducting the value of these warrants, along with fees and certain retained liabilities, the Company recorded a loss of ($0.6) million, net of a $0.3 million income tax benefit, on the sale and discontinuance of the Vigilant Networks business segment. This includes a $1.4 million adjustment to the loss recorded in the fourth quarter of fiscal 2001 due to changes in estimates.

    In fiscal 2004 and 2003, the Company recorded $0.1 million of gains on sales of discontinued operations in the Consolidated Statements of Operations, net of income tax provisions, for the reversal of unused accrued discontinued operations reserves. In addition, the gain on sale of discontinued operations in fiscal 2003 includes the sale of the residual assets and business of Digitech. As of June 30, 2005, the Company has accrued discontinued operations reserves of $0.2 million due to environmental matters at Digitech's previously leased facilities (See Note 21- Commitments and Contingencies).

5.  ACCOUNTS RECEIVABLE, NET

    The Company has agreements with two of its customers, who are also vendors, that provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2005 and 2004, the Company netted approximately $2.3 million and $0.6 million, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets related to these agreements.

    The allowance for doubtful accounts was approximately $0.4 million as of June 30, 2005 and June 30, 2004, and is entirely related to trade accounts receivables.

6.       INVENTORIES

    Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following (in thousands):
                                                       JUNE 30,
                                               ----------------------
                                                  2005        2004
                                               ----------  ----------
   Raw materials.........................      $    9,857  $    6,617
   Work in process.......................           3,425       4,544
   Finished goods........................          14,379      10,817
                                               ----------  ----------
                                               $   27,661  $   21,978
                                               ==========  ==========

    The value of demonstration units included in finished goods was $10.8 million and $8.0 million at June 30, 2005 and 2004, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory, included above, amounted to $1.1 million and $2.5 million at June 30, 2005 and 2004, respectively.

    In fiscal 2005, as a result of the Merger, the Company reviewed the long-term product support policies in place at LeCroy and at CATC prior to the Merger with an aim toward developing one policy to best serve customers. In connection with the resultant change in policy, as well as changes in the Company's product support strategy, for the year ended June 30, 2005, the Company recorded a $2.7 million charge to Cost of revenues in the Consolidated Statements of Operations for the write-off of excess parts. In addition, the Company expensed approximately $1.8 million for the write-down of inventory primarily related to a lower of cost or market adjustment due to renegotiated pricing with a particular vendor.

7.  OTHER CURRENT ASSETS

    Other current assets consist of the following (in thousands):

                                                      June 30,
                                               ----------------------
                                                  2005        2004
                                               ----------  ----------
   Deferred tax assets, net..............      $    9,000  $    7,400
   Other receivables.....................             456         511
   Prepaid probes and accessories........             195         818
   Value-added tax.......................             565         595
   Other.................................           2,465       2,597
                                               ----------  ----------
                                               $   12,681  $   11,921
                                               ==========  ==========


8.  PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following (in thousands):

                                                       JUNE 30,
                                              -------------------------
                                                  2005           2004
                                              ------------  -----------
   Land, building and improvements.......     $    15,494   $    14,640
   Furniture, machinery and equipment....          28,638        25,073
   Computer software and hardware........          15,712        17,637
                                              -----------   -----------
                                                   59,844        57,350
   Less: Accumulated depreciation and
       amortization......................         (40,766)      (37,572)
                                              -----------   -----------
                                              $    19,078   $    19,778
                                              ===========   ===========

    Depreciation and amortization expense for the fiscal years ended June 30, 2005, 2004 and 2003 was $5.1 million, $5.0 million and $4.7 million, respectively.

9.  GOODWILL AND OTHER NON-CURRENT ASSETS

    Goodwill and Other non-current assets consist of the following (in thousands):

                                                    JUNE 30,
                                             -----------------------
                                                 2005         2004
                                             ----------   ----------
   Goodwill..............................    $   78,848   $    1,874
                                             ==========   ==========

   Intangibles, net......................    $    5,783   $    5,802
   Deferred tax assets, net..............         5,446        4,771
   Other.................................         1,530          894
                                             ----------   ----------
                                             $   12,759   $   11,467
                                             ==========   ==========

    Under SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The fiscal 2005 increase in Goodwill is attributable to the CATC acquisition (See Note 2 - CATC Acquisition). In addition, the Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2005 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the year ended June 30, 2005.

    The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated:


                                                                            JUNE 30,
                                                        WEIGHTED    -----------------------
                                                      AVERAGE LIVES    2005         2004
                                                      ------------- ----------   ----------
Amortizable intangible assets (in thousands):         (AS OF JUNE
                                                       30, 2005)
  Technology, manufacturing and distribution rights... 3.8 years    $   11,737   $    8,897
  Patents and other intangible assets................. 3.4 years         1,073          661
  Effect of currency translation on intangible assets.                       -          148
  Accumulated amortization............................                  (7,027)      (3,904)
                                                                    ----------   ----------
Net carrying amount...................................              $    5,783   $    5,802
                                                                    ==========   ==========

     During the year ended June 30, 2005, the Company entered into capital lease agreements for approximately $1.0 million for the use of electronic design automation software and a license for approximately $0.2 million for the ability to use certain computer aided design software tools. Additionally, the Company increased an existing license by $0.1 million for the use of embedded memory macro technology. The assets for the design software licenses have an amortization period of three years based on the terms of the license agreements. The asset for the use of the embedded memory technology has an amortization period of five years based on the terms of the license agreement. Amortization for assets under capital leases is included in total depreciation and amortization expense. The net carrying value of assets under capital leases at June 30, 2005, is $0.9 million.

    As part of the Merger, LeCroy purchased technology, the CATC trade name and purchase orders at their fair value of $3.2 million.

    Also during the year ended June 30, 2005, as a result of a change in the Company's organization stemming from the Merger and a subsequent change in the Company's low to mid-range oscilloscope manufacturing strategy, the Company recorded a $1.5 million non-cash charge for the write-off of an intangible asset.

    Amortization expense for those intangible assets with finite lives was $3.1 million, $1.4 million and $2.0 million for fiscal 2005, 2004 and 2003, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized primarily on the basis of the higher of units shipped over the contract periods through June 2008 or on a straight-line basis. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2006 through 2009 will approximate $2.6 million, $1.8 million, $1.0 million, and $0.4 million, respectively.

10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other liabilities consist of the following (in thousands):

                                                                JUNE 30,
                                                         ----------------------
                                                            2005        2004
                                                         ----------  ----------
    Compensation and benefits..........................  $    5,279  $    5,022
    Income taxes.......................................       3,046       2,938
    Deferred license fee revenue, current portion......         665       1,296
    Warranty...........................................         971       1,247
    Deferred revenue, current portion..................       1,049       1,606
    Retained liabilities from discontinued operations..         160         160
    Other current liabilities..........................       3,472       2,285
                                                         ----------  ----------
                                                         $   14,642  $   14,554
                                                         ==========  ==========

11.  WARRANTIES AND GUARANTEES

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

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the years ended June 30, 2005, 2004 and 2003 (in thousands):

                                                              JUNE 30,
                                                     2005       2004     2003
                                                  ----------  --------  ------
Balance at beginning of year......................   $1,247    $1,235   $1,247
  Warranty accrual acquired in CATC acquisition ..      105         -        -
  Accruals for warranties issued during the year..    1,319     1,366    1,160
  Warranty costs incurred during the year.........   (1,700)   (1,354)  (1,172)
                                                     ------    ------   -------
Balance at end of year............................     $971    $1,247   $1,235
                                                     ======    ======   ======

    During the year ended June 30, 2005, the Company's management revisited labor and cost estimates utilized in its existing warranty model in light of the Company's recent new product introductions, and determined that the actual labor and cost estimates to repair the warranty units were lower than previously estimated given the Company's success in reducing the time and costs necessary to fix the newer models currently under warranty. As a result of this evaluation and conclusion the Company changed the labor and cost estimates used to calculate the warranty accrual commencing with the period ended March 31, 2005. This change in estimate was recorded in the quarter ended March 31, 2005, and reduced the accrual required by approximately $350,000.

    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of June 30, 2005, there have been no claims under such indemnification provisions.

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

12.  INCOME TAXES

    The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                                       YEARS ENDED
                                         ------------------------------------
                                                       JUNE 30,
                                            2005         2004          2003
                                         ----------  ----------    ----------
    Domestic............................ $      142  $   10,546    $   (2,750)
    Foreign.............................      2,873       2,032          (112)
                                         ----------  ----------    ----------
                                         $    3,015  $   12,578    $   (2,862)
                                         ==========  ==========    ==========

    The income tax (provision) benefit from continuing operations consists of the following (in thousands):

                                                      YEARS ENDED
                                         ------------------------------------
                                                      JUNE 30,
                                            2005        2004          2003
                                         ----------  ----------    ---------
    Current:
      U.S. federal...................... $    (105)  $     (36)    $      --
      U.S. state and local..............      (161)       (133)          (93)
      Foreign...........................      (945)       (421)         (596)
    Deferred:
      U.S. federal......................        89      (3,554)        1,613
      U.S. state and local..............         9        (313)          135
      Foreign...........................       241        (196)           --
                                         ---------   ---------     ---------
                                         $    (872)  $  (4,653)    $   1,059
                                         =========   =========     =========

    The reconciliations between the income tax (provision) benefit at the U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows (in thousands):

                                                                         YEARS ENDED
                                                            -----------------------------------
                                                                         JUNE 30,
                                                               2005        2004          2003
                                                            ----------  ----------    ---------
(Provision) benefit at U.S. federal statutory rate......... $  (1,055)  $  (4,402)    $   1,002
(Increase) reduction to statutory tax from:
  Difference between U.S. and foreign rates................       302         317          (336)
  Non-deductible purchased in-process research technology..      (767)         --            --
  Adjustment of net deferred tax assets....................    (4,181)         40           524
  State income taxes, net of federal benefit...............      (114)       (389)          (61)
  (Increase) decrease in valuation allowance...............     4,954        (218)         (145)
  Other, net...............................................       (11)         (1)           75
                                                            ----------  ---------     ---------
Income tax (provision) benefit............................. $    (872)  $  (4,653)    $   1,059
                                                            =========   =========     =========

    Significant components of the Company's net deferred tax assets as of June 30, 2005 and 2004 were as follows (in thousands):

                                                               JUNE 30,
                                                       -----------------------
Deferred tax assets:                                       2005         2004
                                                       -----------    --------
   U.S. net operating loss carryforwards.............  $    4,763   $    6,478
   Acquired U.S. net operating loss carryforwards....       2,026           --
   Foreign net operating loss carryforwards..........         176          352
   Tax credit carryforwards..........................       2,073        6,239
   Inventory reserves................................         311          796
   Deferred revenue..................................         547        1,045
   Stock-based compensation..........................         885           24
   Accrued compensation/benefits.....................         616          214
   Deferred research expenses........................       5,204        3,004
   Other reserves....................................       1,949        1,953
                                                       ----------   ----------
     Deferred tax assets before valuation allowance..      18,550       20,105
   Valuation allowance...............................        (350)      (5,304)
                                                       ----------   ----------
      Deferred tax assets after valuation allowance..      18,200       14,801
                                                       ----------   ----------

Deferred tax liabilities:
   Unrepatriated funds ..............................      (1,622)      (1,622)
   Depreciation and amortization.....................      (1,590)        (885)
   Other.............................................        (542)        (123)
                                                       ----------   ----------
   Deferred tax liabilities..........................      (3,754)      (2,630)
                                                       ----------   ----------
       Net deferred tax assets.......................  $   14,446   $   12,171
                                                       ==========   ==========

    At June 30, 2005 and 2004, $9.0 million and $7.4 million, respectively, of the Company's net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, with the remaining $5.4 million and $4.8 million, respectively, included in Other non-current assets.

    The Company is required to recognize all or a portion of its net deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its net deferred tax assets will be realized. Management assesses the realizability of the net deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance, including the fact that the losses generated from the Company's discontinued operations, as well as certain non-recurring restructuring charges, principally resulted in the Company's cumulative net operating loss for financial reporting purposes. Management believes that the actions taken to improve the Company's operating performance, including the acquisition of CATC, will result in future projected operating profits. Moreover, certain tax strategies are available, which include the ability to capitalize research and development expenditures, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Other factors considered include the Company's current utilization of net operating loss carryforwards as well as management's projection that, as a result of the past cost-cutting initiatives and new product offerings, the Company fully expects to utilize the net operating loss carryforwards in the next couple of years, well before the initial expiration period in fiscal 2020.

      As a result of CATC's operating profits since acquisition and it's projected operating results, during the fourth quarter of fiscal 2005 the Company reversed the valuation allowance of $2.4 million resulting from the Company's acquisition of CATC. This reversal resulted in a decrease in goodwill. A valuation allowance has been established for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. As such, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The valuation allowance against deferred tax assets decreased in fiscal 2005 by $5.0 million principally due to a change in estimate that resulted in a corresponding reduction of the gross carrying values of the deferred tax assets related to certain tax credits and amended return net operating loss carryforwards.

    On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In fiscal 2005, the Company elected to repatriate $23.1 million of qualifying earnings pursuant to its approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.1 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement.

    Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. During the fourth quarter of fiscal 2001, however, the Company determined that it would repatriate approximately $7.0 million in future periods from its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and provided for that amount in the fiscal 2001 tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was $4.0 million and $25.6 million at June 30, 2005 and 2004, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

    At June 30, 2005, the Company has U.S. net operating loss carryforwards of approximately $13.9 million and acquired net operating loss carryforwards of $5.3 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in 2020 through 2023. Foreign tax net operating losses of approximately $0.6 million at June 30, 2005 are available to offset future taxable income of certain foreign subsidiaries. These foreign losses do not have an expiration period. The Company has approximately $0.6 million of foreign tax credits, $1.7 million of state tax credits, $1.2 million of acquired state tax credits, $3.7 million of federal general business credits, $0.9 million of acquired federal general business credits, and $0.3 million of alternative minimum tax credits available to offset future payments of income taxes. The foreign, state and federal general tax credits expire at various dates between 2006 and 2022.

13.  LONG TERM DEBT AND CAPITAL LEASES

    On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's prior $25.0 million revolving credit facility with The Bank of New York that was entered into on October 11, 2000 and subsequently amended. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan have been used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of June 30, 2005, the Company has not borrowed against the Revolver.

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

    Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 30, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of June 30, 2005, the Company has repaid $5.6 million of the principal balance of this loan. The remaining outstanding balance to be repaid annually is approximately $8.1 million, $9.4 million, $10.6 million, $11.9 million and $4.4 million for the years ended June 2006, 2007, 2008, 2009 and 2010, respectively.

    The Company incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. Transaction fees of approximately $87,000 from the previously amended credit facility were charged to interest expense in the second fiscal quarter of 2005. At June 30, 2005, unamortized fees of $0.4 million were included in Other current assets, and $0.7 million were included in Other non-current assets on the Consolidated Balance Sheets.

    As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (See Note 24 - Derivative Instruments).

    In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million and $1.4 million as of June 30, 2005 and 2004, respectively). No amounts were outstanding under these facilities as of June 30, 2005. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of June 30, 2005). As of June 30, 2005, there were no amounts outstanding under this facility.

     The Company has a five year $2.0 million capital lease line of credit expiring in November 2005, that bears interest at 12.2%, to fund certain capital expenditures. At June 30, 2005, the Company had $0.1 million outstanding under this line of credit, all of which was current and included within Current portion of long-term debt and capital leases in the Consolidated Balance Sheet.

     During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At June 30, 2005, the Company's outstanding balance under these agreements was $1.0 million of which $0.4 million was included within Current portion of long-term debt and capital leases and $0.6 million was included within Long term debt in the Consolidated Balance Sheet. Under these capital lease obligations the annual payments, including interest, for fiscal year 2006, 2007 and 2008 are $0.5 million, $0.5 million and $0.1 million, respectively.

14.  STOCK COMPENSATION PLANS

   STOCK OPTION PLANS

    The Company maintains four stock option plans, the Amended and Restated 1993 Stock Incentive Plan ("1993 Plan"), the 1998 Non-Employee Director Stock Option Plan ("1998 Plan"), the 2003 Stock Incentive Plan ("2003 Plan"), and the 2004 Employment Inducement Stock Plan ("2004 Plan").

    In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The adoption of the 2004 Plan did not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares).

    In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to FIN 44, the 648,284 unvested stock options, as well as certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The fair value of the new awards were included in the purchase price, less the intrinsic value of unvested options, which will be charged as compensation expense to operations as earned by employees over their remaining vesting periods.

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

    Compensation expense for restricted stock awards is recognized based on the intrinsic value method defined by APB 25. Compensation expense is recognized ratably over the associated service period, the period in which restrictions are removed. In fiscal 2005, 111,900 shares of restricted stock were granted under the 2003 Plan, with various vesting conditions ranging from three to five years, all of which are unvested as of June 30, 2005. During fiscal 2005, 1,800 of these shares were forfeited as a result of employee terminations and the corresponding compensation expense and remaining deferred compensation amounts were reversed. In fiscal 2004, 365,000 shares of restricted stock were granted under the 2003 Plan with long-term cliff vesting conditions to certain key employees, all of which are unvested as of June 30, 2005.

    In June 2005, 86,130 shares of restricted stock were issued to certain key employees and officers in lieu of cash bonuses. These shares had their restrictions lifted immediately, causing them to become fully vested on the date of grant. As a result, the Company recognized $1.2 million in compensation expense immediately upon grant.

    In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of June 30, 2005, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. Pursuant to the 1998 Plan, each non-employee director receives a stock option grant of 15,000 shares exercisable at the market price on the date the plan was adopted or upon initial election to the Board of Directors. These options vest ratably over a 36-month period. Additionally, each non-employee director receives an annual stock option grant of 7,000 shares (5,000 shares prior to an amendment dated October 25, 2000) exercisable at the market price on the date of grant. These options vest immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan.

    Stock option transactions for fiscal years 2005, 2004 and 2003 under all plans are as follows:

                                      NUMBER OF     EXERCISE PRICE PER   WEIGHTED AVERAGE
                                       SHARES             SHARE           EXERCISE PRICE
                                    -----------     ------------------   ----------------
   Outstanding at June 30, 2002...    2,677,091       $6.33 -$37.00         $17.15
   Granted........................      440,250        9.10 - 11.70          10.51
   Exercised......................      (17,057)       6.33 -  6.33           6.33
   Cancelled......................     (311,340)       9.20 - 32.25          18.49
                                    -----------
   Outstanding at June 30, 2003...    2,788,944        6.33 - 37.00          16.02

   Granted........................      104,000       16.45 - 19.89          17.23
   Exercised......................     (439,785)       6.33 - 20.50          11.00
   Cancelled......................     (113,512)      10.15 - 23.69          18.22
                                    -----------
   Outstanding at June 30, 2004...    2,339,647        6.33 - 37.00          16.91

   Granted........................      977,736        0.99 - 35.59          12.31
   Exercised......................     (337,889)       0.99 - 19.25          11.56
   Cancelled......................     (195,206)       7.16 - 26.13          17.00
                                    -----------
   Outstanding at June 30, 2005...    2,784,288      $0.99 - $37.00         $16.05
                                    ===========


    The options granted, exercised and cancelled during fiscal 2005 shown in the table above include the CATC assumed options granted by the Company and contain exercise prices ranging from $0.99 to $35.59 per share.

    The following table summarizes information about stock options outstanding at June 30, 2005:

                                                         OPTIONS OUTSTANDING AT                OPTIONS EXERCISABLE AT
                                                              JUNE 30, 2005                        JUNE 30, 2005
                                               --------------------------------------------    -----------------------
                                                                WEIGHTED   WEIGHTED AVERAGE                   WEIGHTED
                                                                 AVERAGE       REMAINING                      AVERAGE
                                                NUMBER OF       EXERCISE   CONTRACTUAL LIFE     NUMBER OF     EXERCISE
         RANGE                                   SHARES           PRICE         (YEARS)           SHARES       PRICE
   ---------------                              ----------      --------   ----------------     ---------     --------
   $ 0.99 - $12.00..........................       534,440      $  8.49           6.72            245,617    $  7.49
   $12.01 - $18.00..........................     1,345,915        15.14           6.25            808,833      15.28
   $18.01 - $24.00..........................       841,622        21.34           4.17            743,938      21.44
   $24.01 - $37.00..........................        62,311        29.16           3.01             62,311      29.16
                                                ----------                                     ----------
     Total..................................     2,784,288      $ 16.05           5.64          1,860,699    $ 17.18
                                                ==========                                     ==========

    Of the total stock options outstanding, 1,860,699, 1,771,859 and 1,921,861 were exercisable at June 30, 2005, 2004 and 2003, respectively. Stock options and restricted stock awards available for grant under all plans were 1,304,111, 723,587 and 266,000 at June 30, 2005, 2004 and 2003, respectively.

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

    On October 29, 2003, the Company's shareholders approved the extension of the expiration of the ESPP from June 7, 2005 to November 30, 2006 and increased the number of shares available for issuance under the ESPP from 434,783 to 684,783. Through June 30, 2005, 492,513 shares have been issued under the ESPP including 56,214, 49,141 and 45,820 for the years ended June 30, 2005, 2004 and 2003, respectively; and 192,270 shares are available for future issuance.

15.  COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK

    On April 14, 2004, the Company closed an underwritten public follow-on offering of 500,000 shares of its common stock at $19.00 per share (less the underwriting discount) raising aggregate net proceeds of approximately $7.9 million, net of $1.1 million in offering costs and expenses. On April 27, 2004, pursuant to the exercise of an over-allotment option, the Company sold an additional 225,000 shares at $19.00 per share (less the underwriting discount), raising additional net proceeds of $4.1 million, net of expenses. On April 23, 2004, the Company used $4.0 million of proceeds from this offering to repay $4.0 million of indebtedness outstanding under its revolving credit facility.

     At June 30, 2005 the Company has outstanding warrants to purchase 278,571 shares of common stock, 250,000 warrants expire June 30, 2006, at a purchase price of $20.00 per share and 28,571 warrants expire August 15, 2006, at a purchase price of $17.50 per share. No warrants were exercised during fiscal years ended June 30, 2005, 2004 or 2003.

16.  EARNINGS PER COMMON SHARE

    The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the years ended June 30, 2005, 2004 and 2003:


                                                                         YEARS ENDED JUNE 30,
                                                                ------------------------------------
                                                                   2005          2004         2003
                                                                ----------   ------------  ---------
                                                                             IN THOUSANDS
Numerator:
     Income (loss) from continuing operations..............     $   2,143    $   7,925     $  (1,803)
     Charges related to convertible preferred stock........            --           --         2,069
     Redemption of convertible preferred stock.............            --        7,665            --
                                                                ----------   ---------     ---------
     Net income (loss) from continuing operations
            applicable to common stockholders..............     $   2,143    $     260     $  (3,872)
                                                                =========    =========     =========

Denominator:
     Weighted average shares outstanding:
            Basic .........................................        11,774       10,754       10,364
            Employee stock options and other...............           484          320           --
                                                                ---------    ---------     --------
            Diluted........................................        12,258       11,074       10,364
                                                                =========    =========     ========

    As defined in SFAS No. 128, "Earnings per Share," the computation of diluted net income (loss) per common share available to common stockholders for the years ended June 30, 2005, 2004 and 2003 does not include approximately 1.6 million, 1.1 million and 3.6 million, respectively, of certain potential common stock, as the effect of including such would have been antidilutive to earnings per share. Potential common stock comprises restricted shares, employee and non-employee director stock options and warrants to purchase common stock and, in fiscal 2003, convertible redeemable preferred stock.

17.  STOCKHOLDER RIGHTS PLAN

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

18.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 30, 1999, the Company completed a private placement of 500,000 shares of its redeemable convertible preferred stock for proceeds of $10.0 million. The shares of preferred stock were entitled to a 12% cumulative dividend on the original purchase price of $10.0 million, with redemption rights beginning on June 30, 2004 at the sole discretion of the holders of such shares. On September 27, 2003, the Company repurchased from the holders of its redeemable convertible preferred stock all 500,000 issued and outstanding shares for $23.0 million in cash. In connection with the repurchase of preferred stock, the Company recorded a charge of approximately $7.7 million to stockholders' equity representing the premium paid to the holders of its preferred stock ($1.0 million charged to Retained earnings and $6.7 million charged to Additional paid-in capital) and recognized transaction costs of $0.4 million included in Other, net in the fiscal 2004 Consolidated Statement of Operations. In accordance with the SEC's position published in EITF Topic No. D-42 relating to induced conversions of preferred stock, the Company recorded the $7.7 million premium paid to purchase the preferred stock as a charge to arrive at Net income
(loss) applicable to common stockholders in fiscal 2004.

    The Company and the holders of its preferred stock agreed that the final repurchase of preferred stock would be negotiated as though the transaction had occurred at the beginning of the first quarter of fiscal 2004. As a result, the Company accounted for the transaction as though no dividends had accrued in fiscal 2004 and that the charge for the value originally attributed to the warrants at the point of issue that remained unaccreted at the time of redemption was accelerated and combined with the redemption premium to reflect the total charge related to the redemption of convertible preferred stock in the fiscal 2004 Consolidated Statement of Operations.

19.  EMPLOYEE BENEFIT PLANS

    The Company has two employee 401(k) savings plans. One is a trusted, employee 401(k) savings plan for eligible U.S. employees (other than CATC employees) under which it contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee's eligible compensation, as defined. For each of the fiscal years 2005, 2004, and 2003, the Company has expensed $0.4 million in matching contributions to this plan.

    The other plan is the CATC 401(k) Profit Sharing Plan (the "CATC 401(k) Plan") which the Company assumed in the Merger, and which covers all full-time CATC employees. The CATC 401(k) Plan permits, but does not require, that the Company provide matching contributions to the CATC 401(k) Plan on behalf of all participants. For the fiscal year ended June 30, 2005, the Company expensed $0.2 million in contributions made to the CATC 401(k) Plan.

     The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings, as defined, currently ranging from 4.6% to 8.4%. The Company makes a matching contribution based also upon a percentage of the employee's earnings, as defined, currently ranging from 5.4% to 9.6%. For fiscal 2005, 2004, and 2003, the Company has expensed $0.5 million, $0.4 million, and $0.3 million, respectively, in matching contributions to this plan.

20.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in the test and measurement market, in which it develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. These products are used by design engineers and researchers to measure and analyze complex electronic signals in order to develop high performance systems, to validate electronic designs and to improve time to market.

    Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                        2005         2004          2003
                                    -----------  -----------   ----------
    North America..............     $   52,500   $   38,926    $   32,394
    Europe / Middle East.......         49,650       37,716        31,171
    Japan......................         26,209       20,024        17,038
    Asia / Pacific.............         36,619       28,274        27,256
                                    ----------   ----------    ----------
      Total revenues...........     $  164,978   $  124,940    $  107,859
                                    ==========   ==========    ==========

    Total assets by geographic area are as follows:

                                               JUNE 30,     JUNE 30,
                                                 2005        2004
                                             -----------  -----------
    North America........................    $   170,685  $    90,213
    Europe / Middle East.................         11,241       29,324
    Japan................................          6,328        6,862
    Asia / Pacific.......................          4,914        3,394
                                             -----------  -----------
                                             $   193,168  $   129,793
                                             ===========  ===========

    Total long-lived assets (1) by geographic area as follows:

                                               JUNE 30,      JUNE 30,
                                                 2005         2004
                                             -----------  -----------
    North America........................    $   103,921  $    25,899
    Europe / Middle East.................            525        1,379
    Japan................................            456          632
    Asia / Pacific.......................            419          438
                                             -----------  -----------
                                             $   105,321  $    28,348
                                             ===========  ===========

    (1) Long lived assets presented in the table above exclude non-current deferred tax assets.

    No customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years.

    Revenue attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2005 include the United States ($47.0 million), Japan ($26.2 million) and Germany ($19.4 million); in fiscal 2004 include the United States ($37.3 million), Japan ($20.0 million) and Germany ($15.9 million); and in fiscal 2003 include the United States ($31.7 million), Japan ($17.0 million) and Germany ($11.0 million).

21.  COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

     Operating leases covering plant, certain office facilities and equipment expire at various dates through 2011. Future minimum annual lease payments required during the years ending June 30, 2006, 2007, 2008, 2009, 2010 and thereafter, under noncancelable operating leases having an original term of more than one year, are $1.9 million, $1.6 million, $1.2 million, $0.5 million and $0.3 million respectively. Aggregate rental expense on noncancelable operating leases for the years ended June 30, 2005, 2004 and 2003 approximated $2.0 million, $2.1 million and $2.0 million, respectively.

   ENVIRONMENTAL

    The Company's former subsidiary, Digitech, was notified prior to 1999 by the Connecticut Department of Environmental Protection (the "DEP") that it may be responsible for environmental damage that occurred at its previously leased facilities in Ridgefield, Connecticut (the "Ridgefield Site"). Based upon recommendations made by the DEP, Digitech engaged environmental consultants to assist it in evaluating the costs associated with the DEP's recommendations for monitoring and remediation of the environmental damage.

    In May 1999, LeCroy, Digitech and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both LeCroy and Digitech as insured parties. The current owners of the Ridgefield Site also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site also agreed to hold both LeCroy and Digitech harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site. The Company has retained this liability after the sale of the Vigilant segment and the residual assets of Digitech, which amount is recorded in Accrued expenses and other current liabilities on the June 30, 2005 and 2004 Consolidated Balance Sheets.

   LEGAL

     On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it infringed any of these patents, and contended that the patents were invalid. The Company filed a counterclaim on August 5, 2003, claiming infringement by Tektronix on three of the Company's patents. On April 11, 2005, all claims related to two of the Tektronix patents were voluntarily dismissed from the Tektronix complaint and the Company's counterclaim. All claims related to one of the Company's patents were also voluntarily dismissed from the Company's counterclaim. On November 30, 2004, the Company filed a Motion for Summary Judgment of Noninfringement concerning one of the six Tektronix patents. In response, Tektronix filed a Cross-Motion for Summary Judgment of Infringement by the Company concerning the same patent. By order dated May 4, 2005, the court granted the Company's Motion for Summary Judgment of Noninfringement and denied Tektronix' Cross-Motion for Summary Judgment of Infringement. On May 11, 2005, Tektronix and the Company entered into an agreement settling all claims and counterclaims between the parties in connection with their respective patents. As part of the settlement agreement, the Company paid $1.0 million to Tektronix in fiscal 2005.

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this litigation. The complaint in this case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including LeCroy, filed a Motion to Dismiss for lack of standing contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. The appeal is ongoing and the outcome cannot be predicted. LeCroy intends to defend itself vigorously in this litigation.

    From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no other matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

22.  RELATED PARTY TRANSACTION

    On October 20, 2000, the Compensation Committee of the Board of Directors approved a $0.3 million five-year loan to Thomas H. Reslewic, LeCroy's Chief Executive Officer and President, secured by Mr. Reslewic's non-qualified stock options. The loan accrues interest at 9.5% compounded annually with interest payable at the maturity of the loan. If Mr. Reslewic remains an employee of LeCroy for the entire five-year term of the loan or is terminated without cause prior to the maturity date of the loan, the Company will forgive the loan principal and all accrued interest. The loan is being amortized on a straight-line basis and the compensation expense is recorded within Selling, general and administrative expenses. The outstanding balance under this loan at June 30, 2005 and 2004 was approximately $17,000 and $0.1 million, respectively.



23. DERIVATIVE INSTRUMENTS

    The Company has the following derivative instruments:

    Interest Rate Swap

    As required by the terms of the Credit Agreement (See Note 13 - Debt), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. The Credit Agreement obligates the Company to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is not designated as a cash flow hedge under SFAS
133. Accordingly, changes in the fair value of the swap are charged or credited to earnings. In accordance with the interest rate swap transaction, the Company pays interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap during the year ended June 30, 2005 was approximately $0.1 million. The notional amount as of June 30, 2005 was approximately $23.1 million. The fair value of the interest rate swap as of June 30, 2005, is $66,000 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at June 30, 2005. The fair value is recorded in Other current assets in the Consolidated Balance Sheets as of June 30, 2005 and Other, net in the Consolidated Statements of Operations for the year ended June 30, 2005.

Forward foreign exchange contracts

    The Company may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently in operations.

     During fiscal 2005, 2004 and 2003, foreign currency exchange gains (losses) on assets or liabilities denominated in other than their functional currencies, net of gains (losses) on related foreign exchange contracts, were $0.2 million, $0.3 million, and ($0.4) million, respectively. These net gains (losses) are included in Other, net in the Consolidated Statements of Operations and include foreign exchange contract gross gains of $0.6 million, $0.5 million and $0.1 million in fiscal 2005, 2004 and 2003, respectively. At June 30, 2005 and June 30, 2004, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $9.8 million and $8.2 million, respectively.

24.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The Company has periods ending on the Saturday closest to the end of the month. For clarity of presentation, period-ends are stated as of the last day of the month. Summarized unaudited quarterly operating results for fiscal years 2005 and 2004 (all quarters represent 13-week periods, except for the quarter ended September 30, 2004 which was a 14-week period) are as follows:

                                                                        QUARTERS ENDED
                                      ------------------------------------------------------------------------------------------
                                                      FISCAL YEAR 2005                               FISCAL YEAR 2004
                                      ----------------------------------------------   -----------------------------------------
                                       JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,   JUNE. 30,  MAR. 31,   DEC. 31,  SEPT. 30,
                                         2005        2005        2004        2004         2004      2004      2003        2003
                                      ---------    --------    --------    --------    --------   --------   --------   --------
                                      (13 WEEKS)   (13 WEEKS)  (13 WEEKS)  (14 WEEKS)  (13 WEEKS) (13 WEEKS) (13 WEEKS) (13 WEEKS)
                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Revenues(1)
  Test and measurement products(2) .   $ 41,875    $ 40,879    $ 40,380    $ 33,305    $ 32,948   $ 30,883   $ 27,961   $ 25,498
  Service and other(2) .............      1,919       2,011       2,408       2,200       1,972      1,947      1,810      1,921
                                       --------    --------    --------    --------    --------   --------   --------   --------
    Total revenues .................     43,794      42,890      42,788      35,505      34,920     32,830     29,771     27,419

Cost of revenue(3) .................     19,730      16,947      22,182      14,773      14,420     13,684     12,691     11,799
                                       --------    --------    --------    --------    --------   --------   --------   --------
    Gross profit ...................     24,064      25,943      20,606      20,732      20,500     19,146     17,080     15,620

Selling, general and
  administrative expenses(4) .......     15,908      14,126      15,044      12,310      12,312     11,429     10,335      9,921
Legal settlement ...................         --       1,000          --          --          --         --         --         --
Research and development
  expenses(5) ......................      7,440       7,027       8,800       4,736       4,175      4,120      3,781      3,684
                                       --------    --------    --------    --------    --------   --------   --------   --------
    Operating income (loss) ........        716       3,790      (3,238)      3,686       4,013      3,597      2,964      2,015

Other, net .........................       (980)       (898)        (29)        (32)         84        147         80       (322)
                                       --------    --------    --------    --------    --------   --------   --------   --------
    Income (loss) from continuing
      operations before income taxes       (264)      2,892      (3,267)      3,654       4,097      3,744      3,044      1,693
(Provision for) benefit from
    income taxes ...................        (91)         10         398       1,352       1,516      1,385      1,126        626
                                       --------    --------    --------    --------    --------   --------   --------   --------
  Income (loss) from continuing
    operations .....................       (173)      2,882      (2,869)      2,302       2,581      2,359      1,918      1,067
Gain on sale from discontinued
  operations, net of tax ...........         --          --          --          --         119         --         --         --
                                       --------    --------    --------    --------    --------   --------   --------   --------
    Net (loss) income ..............       (173)      2,882      (2,869)      2,302       2,700      2,359      1,918      1,067

Charges related to convertible
  preferred stock ..................         --          --          --          --          --         --         --      7,665
                                       --------    --------    --------    --------    --------   --------   --------   --------
Net income (loss) applicable to
  Common stockholders ..............   $   (173)   $  2,882    $ (2,869)   $  2,302    $  2,700   $  2,359   $  1,918   $ (6,598)
                                       ========    ========    ========    ========    ========   ========   ========   ========

Net income (loss) per common share-
  Basic:
  Income (loss) from continuing
    operations applicable to
    common stockholders ............   $  (0.01)   $   0.24    $  (0.25)   $   0.20    $   0.23   $   0.22   $   0.18   $  (0.63)
  Gain from discontinued operations          --          --          --          --        0.01         --         --         --
                                       --------    --------    --------    --------    --------   --------   --------   --------
  Net income (loss) applicable to
    common stockholders ............   $  (0.01)   $   0.24    $  (0.25)   $   0.20    $   0.24   $   0.22   $   0.18   $  (0.63)
                                       ========    ========    ========    ========    ========   ========   ========   ========
Net income (loss) per common share-
  Diluted:
  Income (loss) from continuing
    operations applicable to
    common stockholders ............   $  (0.01)   $   0.23    $  (0.25)   $   0.19   $   0.22    $   0.21    $   0.18   $  (0.63)
  Gain from discontinued
    operations .....................         --          --          --          --        0.01         --         --         --
                                       --------    --------    --------    --------    --------   --------   --------   --------
  Net income (loss) applicable to
    common stockholders ............   $  (0.01)   $   0.23    $  (0.25)   $   0.19    $   0.23   $   0.21   $   0.18   $  (0.63)
                                       ========    ========    ========    ========    ========   ========   ========   ========
Weighted average number of shares:
  Basic ............................     11,995      11,847      11,655      11,612      11,387     10,721     10,498     10,414
  Diluted ..........................     11,995      12,672      11,655      12,177      11,807     11,271     10,690     10,414

---------------

(1) Included in service and other revenue for each of the four quarters in fiscal 2005 and 2004, is $0.3 million related to the recognition of deferred revenue associated with the adoption of SAB 101. The quarter ended June 30, 2005, includes revenue of approximately $2.6 million from previously deferred revenue related to the Company's WaveSurfer product line.

(2) Certain quarterly amounts have been reclassified from product revenue to service revenue to conform to the third and fourth quarter of fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenues.

(3) Included in cost of revenues in the quarter ended June 30, 2005 are charges of $1.8 million for inventory adjustments and $0.1 million for severance and service center closure. Included in cost of revenues in the quarter ended December 31, 2004 are $1.5 million of asset impairment charges and $2.7 million for inventory write-offs resulting from the change in long-term product support policies.

(4) Included in selling, general and administrative expense are severance charges of $0.6 million and $0.6 million for the quarters ended June 30, 2005 and December 31, 2004, respectively. During the quarter ended June 30, 2005, the Company adopted a plan to attain cost efficiencies by consolidating service operations into a fewer number of facilities. In connection with this plan, the Company recorded lease termination costs of $0.2 million in the quarter ended June 30, 2005.

(5) Included in research and development expense in the quarter ended June 30, 2005 are severance charges of $0.1 million.

                                                                     SCHEDULE II

                               LECROY CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                                 BALANCE AT   CHARGED TO                 BALANCE AT
                                                  BEGINNING    COSTS AND   DEDUCTIONS/     END OF
DESCRIPTION                                       OF PERIOD    EXPENSES       OTHER        PERIOD
------------                                     ----------   ----------  -------------- ----------
Against trade receivables --
Year ended June 30, 2003
  Allowance for doubtful accounts...........     $   422     $    177       $  (205)(1)    $  394
Year ended June 30, 2004
  Allowance for doubtful accounts...........         394           56           (14)(1)       436
Year ended June 30, 2005
  Allowance for doubtful accounts...........         436           93          (149)(1)       380

Against inventories --
Year ended June 30, 2003
  Allowance for excess and obsolete.........       1,503          924          (320)(2)     2,107
Year ended June 30, 2004
  Allowance for excess and obsolete.........       2,107          911          (498)(2)     2,520
Year ended June 30, 2005
  Allowance for excess and obsolete.........       2,520        3,272        (4,706)(2)     1,086

Against deferred tax assets --
Year ended June 30, 2003
  Valuation allowance.......................       4,940          146            --         5,086
Year ended June 30, 2004
  Valuation allowance.......................       5,086          218            --         5,304
Year ended June 30, 2005
  Valuation allowance.......................       5,304           --        (4,954)(3)       350

----------

(1) Uncollectible accounts receivable written-off.

(2) Merchandise disposals and/or impact of foreign currency.

(3) Adjustment associated with a change in estimate primarily related to a reduction of certain deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.  CONTROLS AND PROCEDURES.


    The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

    There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


    Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. See "Management's Report on Internal Control over Financial Reporting." In addition, KPMG LLP, an independent registered public accounting firm, has audited management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2005, as well as the effectiveness of internal control over financial reporting as of June 30, 2005 and has issued their report thereon, also included in this Annual Report on Form 10-K.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting are effective as of June 30, 2005. In addition, KPMG LLP, our independent registered public accounting firm, has audited our assessment of the effectiveness of internal control over financial reporting as of June 30, 2005, as well as the effectiveness of internal control over financial reporting as of June 30, 2005 and has issued their report thereon. That report appears below.

     On October 29, 2004, we acquired Computer Access Technology Corporation. We excluded from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2005, Computer Access Technology Corporation's internal control over financial reporting associated with total assets of $4.8 million and total revenues of $17.6 million included in our consolidated financial statements as of and for the year ended June 30, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LeCroy Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that LeCroy Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LeCroy Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that LeCroy Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LeCroy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

LeCroy Corporation acquired Computer Access Technology Corporation during the year ended June 30, 2005, and management excluded from its assessment of the effectiveness of LeCroy Corporation and subsidiaries' internal control over financial reporting as of June 30, 2005, Computer Access Technology Corporation's internal control over financial reporting associated with total assets of $4.8 million and total revenues of $17.6 million included in the consolidated financial statements of LeCroy Corporation and subsidiaries as of and for the year ended June 30, 2005. Our audit of internal control over financial reporting of LeCroy Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Computer Access Technology Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
September 14, 2005

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to our directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned "Section 16(A) Beneficial Ownership Reporting Compliance" of the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, which is scheduled to be held October 26, 2005; said information is incorporated herein by reference. The discussion of our executive officers is included in
Item 1, Part I of this report under "Executive Officers of the Registrant."

     The Company has adopted a code of ethics entitled "Revised Principles of Business Conduct Policy," which applies to its officers, directors and employees. A copy is available to any person without charge upon written request to:
     LeCroy Corporation
     Attention: Investor Relations
     700 Chestnut Ridge Road
     Chestnut Ridge, New York 10977

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of our executive officers will be contained in the section captioned "Executive Compensation" of the Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is scheduled to be held on October 26, 2005; said information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management will be contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is scheduled to be held on October 26, 2005; said information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

    A description of our equity compensation plans will be contained in the section captioned "Executive Compensation and Other Information" of the Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is scheduled to be held on October 26, 2005; said information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the section captioned "Certain Relationships and Related Transactions" in the Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is scheduled to be held on October 26, 2005; said information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     A description of the principal accounting fees and services will be contained in the section captioned "Principal Accounting Fees and Services" in the Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is scheduled to be held on October 26, 2005; said information is incorporated herein by reference.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       The following documents are filed as part of this report:

       (a) (1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements at Item 8 of this report.
       (a) (2) FINANCIAL STATEMENT SCHEDULES -- See Index to Consolidated Financial Statements at Item 8 of this report.

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

         3.2 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.

         3.3 By-Laws of the Registrant, as amended, dated as of August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

         4.1 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.

         4.2 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 Registration Statement No. 333-88239, incorporated herein by reference.

         10.1 Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.

         10.2 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.3 Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

         10.4 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.5     LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as
                  Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.6 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 18, 1998.

         10.7 Amendment to LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit
                  10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

         10.8 Amendment to LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit
                  10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

         10.9 LeCroy Corporation 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.10    Form of Restricted Stock Purchase Agreement, filed as Exhibit
                  10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

         10.11 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.12 LeCroy Corporation 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.13 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.14 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.15 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.16 Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.17 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.18 Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.19 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.20 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.21 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.22 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.23 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.24 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit
                  10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.25 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

         10.26 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.27 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, filed as
                  Exhibit 10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

         10.28 Amendment No. 1 to Amended and Restated Employment Agreement, dated November 25, 2003, between the Registrant and Lutz P. Henckels, filed as Exhibit 99.1 to Form 8-K filed on December 1, 2003, incorporated herein by reference.*

         10.29 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

         10.30 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as
                  Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

         10.31 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.32 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*

         10.33 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.34 Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.35 Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.36 Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit
                  10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.37 Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as
                  Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         14.1     Code of Ethics- Principles of Business Conduct, filed as
                  Exhibit 14.1 to Form 10-K for the fiscal year ended June 30, 2003, incorporated herein by reference.

         16.1 Letter from Ernst & Young LLP to the Securities and Exchange Commission dated December 4, 2002, filed as Exhibit 16.1 to Form 8-K filed on December 6, 2002, incorporated herein by reference.

         21.1     Subsidiaries of LeCroy Corporation.

         23.1     Consent of Independent Registered Public Accounting Firm.

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

                              LeCroy CORPORATION

September 15, 2005            By /s/ Scott D. Kantor
                                 -------------------
                              Scott D. Kantor
                              Vice President Finance, Chief Financial Officer,
                              Secretary and Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                              Title                                  Date
            -----------                             -----                                  ----

  /s/ CHARLES A. DICKINSON            Chairman of the Board of Directors             September 15, 2005
-------------------------------
     Charles A. Dickinson


  /s/ THOMAS H. RESLEWIC              President, Chief Executive Officer             September 15, 2005
-------------------------------                 and Director
     Thomas H. Reslewic                  (Principal Executive Officer)


  /s/ SCOTT D. KANTOR                    Vice President Finance, Chief               September 15, 2005
-------------------------------          Financial Officer, Secretary
     Scott D. Kantor                             and Treasurer
                                        (Principal Accounting Officer)


  /s/ ROBERT E. ANDERSON                           Director                          September 15, 2005
-------------------------------
     Robert E. Anderson


  /s/ WALTER O. LECROY, JR.                        Director                          September 15, 2005
-------------------------------
     Walter O. LeCroy, Jr.


  /s/ NORMAN R. ROBERTSON                          Director                          September 15, 2005
-------------------------------
     Norman R. Robertson


  /s/                                              Director                          September 15, 2005
-------------------------------
     William G. Scheerer


  /s/ ALLYN C. WOODWARD, JR.                       Director                          September 15, 2005
----------------------------
     Allyn C. Woodward, Jr.
