Form 10-Q
period 2005-09-30
LECROY CORP
filed 2005-11-10
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-26634

                               LECROY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                 13-2507777
         (State or Incorporation)          (I.R.S. Employer Identification No.)

         700 CHESTNUT RIDGE ROAD
         CHESTNUT RIDGE, NEW YORK                           10977
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

                                 YES |X| NO | |

Indicate by check mark ("X") whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES | | NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT OCTOBER 25, 2005
----------------------------------             -------------------------------
Common stock, par value $.01 share                      12,648,956

================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                    AGE NO.
PART I           FINANCIAL INFORMATION                                                              -------

 Item 1.         Financial Statements:
                 Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2005
                    and June 30, 2005...............................................................   3
                 Condensed Consolidated Statements of Operations (Unaudited) for the
                    Three Months ended September 30, 2005 and 2004..................................   4
                 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                    Three Months ended September 30, 2005 and 2004..................................   5
                 Notes to Condensed Consolidated Financial Statements (Unaudited) ..................   6
 Item 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...........................................................  26
 Item 3.         Quantitative and Qualitative Disclosures About Market Risk.........................  32
 Item 4.         Controls and Procedures............................................................  34

PART II          OTHER INFORMATION

 Item 1.         Legal Proceedings..................................................................  35
 Item 6.         Exhibits...........................................................................  36

Signature          .................................................................................  39


         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveRunner(R), WaveSurfer(TM), MAUI(TM) and CATC(TM) are our trademarks. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               LECROY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                           SEPTEMBER 30,     JUNE 30,
IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA                                                  2005           2005
-------------------------------------------------------------------------------------      -------------  -------------
ASSETS

Current assets:
    Cash and cash equivalents........................................................      $    11,203  $    13,866
    Accounts receivable, net.........................................................           29,445       28,275
    Inventories, net.................................................................           29,288       27,661
    Other current assets.............................................................           13,439       12,681
                                                                                           -----------  -----------
      Total current assets...........................................................           83,375       82,483

Property and equipment, net..........................................................           18,646       19,078
Goodwill.............................................................................           78,848       78,848
Other non-current assets.............................................................           11,250       12,759
                                                                                           -----------  -----------
TOTAL ASSETS.........................................................................      $   192,119  $   193,168
                                                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................................      $    13,223  $    14,806
    Current portion of long-term debt and capital leases.............................            8,945        8,656
    Accrued expenses and other current liabilities...................................           13,682       14,642
                                                                                           -----------  -----------
      Total current liabilities......................................................           35,850       38,104

Long-term debt.......................................................................           34,407       36,833
Deferred revenue and other non-current liabilities...................................            1,458        1,413
                                                                                           -----------  -----------
      Total liabilities..............................................................           71,715       76,350

Commitments and contingencies........................................................
Stockholders' equity:
  Preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock;
    none issued and outstanding as of September 30, 2005 and June 30, 2005)..........               --           --
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,648,956 and
    12,634,233 shares issued and outstanding as of September 30, 2005 and June 30,
    2005, respectively)..............................................................              127          127
  Additional paid-in capital.........................................................          106,080      113,229
  Warrants to purchase common stock..................................................            2,165        2,165
  Accumulated other comprehensive income.............................................              679          779
  Deferred stock compensation........................................................               --       (8,602)
  Retained earnings..................................................................           11,353        9,120
                                                                                           -----------  -----------
Total stockholders' equity...........................................................          120,404      116,818
                                                                                           -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $   192,119  $   193,168
                                                                                           ===========  ===========


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.



                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
IN THOUSANDS, EXCEPT PER SHARE DATA                                2005           2004
-----------------------------------------------------------     ----------     ----------
                                                                (13 WEEKS)      (14 WEEKS)
Revenues:
  Test and measurement products............................     $  39,124       $  33,305
  Service and other........................................         1,934           2,200
                                                                ---------       ---------
    Total revenues.........................................        41,058          35,505

Cost of revenues...........................................        16,065          14,773
                                                                ---------       ---------

    Gross profit...........................................        24,993          20,732

Operating expenses:
  Selling, general and administrative......................        13,243          12,310
  Research and development.................................         7,424           4,736
                                                                ---------       ---------

    Total operating expenses...............................        20,667          17,046

Operating income...........................................         4,326           3,686

Other (expense) income:
  Interest income..........................................           332             188
  Interest expense.........................................          (916)           (158)
  Other, net...............................................          (125)            (62)
                                                                ---------       ---------
     Other expense, net....................................          (709)            (32)

Income before income taxes.................................         3,617           3,654
  Provision for income taxes...............................         1,384           1,352
                                                                ---------       ---------
Net income.................................................     $   2,233       $   2,302
                                                                =========       =========

Net income per common share:
      Basic................................................     $    0.18       $    0.20
      Diluted..............................................     $    0.18       $    0.19

Weighted average number of common shares:
      Basic................................................        12,106          11,612
      Diluted..............................................        12,348          12,177


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.


                               LECROY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
IN THOUSANDS                                                                                     2005         2004
------------------------------------------------------------------------------------------    ----------   ----------
                                                                                              (13 WEEKS)   (14 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     2,233  $     2,302
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...........................................................         1,993        1,522
  Share-based compensation................................................................         1,340          449
  Amortization of debt issuance costs.....................................................           105           34
  Deferred income taxes...................................................................           872          993
  Recognition of deferred license revenue.................................................          (324)        (324)
  Gain on disposal of property and equipment, net.........................................            --           (3)
  Tax benefit from exercise of stock options..............................................            --           18
Change in operating assets and liabilities:
  Accounts receivable.....................................................................        (1,221)          82
  Inventories.............................................................................        (1,710)      (3,478)
  Other current and non-current assets....................................................          (958)        (369)
  Accounts payable, accrued expenses and other liabilities................................        (2,204)         956
                                                                                             -----------  -----------
Net cash provided by operating activities.................................................           126        2,182
                                                                                             -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................          (716)        (624)
  Purchase of marketable securities.......................................................            --          (40)
  Business acquisition costs..............................................................            --         (967)
                                                                                             -----------  -----------
Net cash used in investing activities.....................................................          (716)      (1,631)
                                                                                             -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings of long-term debt and capital leases............................        (2,138)         (25)
  Payments related to issuance of common stock............................................            --           (7)
  Proceeds from employee stock purchase and option plans..................................           113          103
  Payment of seller-financed intangible assets............................................            --         (250)
                                                                                             -----------  -----------
Net cash used in financing activities.....................................................        (2,025)        (179)
                                                                                             -----------  -----------
Effect of exchange rate changes on cash...................................................           (48)         (47)
                                                                                             -----------  -----------
  Net increase (decrease) in cash and cash equivalents....................................        (2,663)         325
  Cash and cash equivalents at beginning of the period....................................        13,866       28,566
                                                                                             -----------  -----------
  Cash and cash equivalents at end of the period..........................................   $    11,203  $    28,891
                                                                                             ===========  ===========
Supplemental Cash Flow Disclosure
  Cash paid during the period for:
    Interest..............................................................................   $       683  $        64
    Income taxes..........................................................................           441           48

Non-cash investing and financing activities:
  Acquisition of seller-financed intangible assets........................................            --          963


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                               LECROY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The accompanying interim Condensed Consolidated Financial Statements include all the accounts of LeCroy Corporation (the "Company" or "LeCroy") and its wholly-owned subsidiaries. These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Condensed Consolidated Balance Sheet as of June 30, 2005 has been derived from those audited Consolidated Financial Statements. Certain reclassifications have been made to prior-period amounts to conform to the current-period presentation. Inter-company transactions and balances have been eliminated in consolidation.

    The Company's Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, allowance for doubtful accounts, allowance for excess and obsolete inventory, deferred tax assets, share-based compensation, valuation of long-lived and intangible assets, goodwill and warranty. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

    These unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The Company's fiscal period ends on the Saturday closest to September 30, which resulted in the period ending October 1, 2005. Fiscal 2006 is a fifty-two week year and, as a result, the first quarter of fiscal 2006 was a 13-week period compared with a 14-week period for the first quarter of fiscal 2005 which was a fifty-three week year. For clarity of presentation, the condensed consolidated financial statement period-end references are stated as September 30.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan (the "CATC ESPP") purchase rights. Further, LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. (For the disposition of the remaining unamortized deferred compensation expense see Note 3 - Share-Based Compensation). LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). (See Note 15 - Long-Term Debt and Capital Leases). The Merger consideration is summarized below (in thousands):


Cash for shares...............................................  $ 120,242
Cash for options and CATC ESPP purchase rights................      3,965
Fair value of stock options assumed...........................      5,111
Unearned stock compensation on unvested options assumed.......     (1,945)
Transaction costs.............................................      2,622
                                                                 --------
     Total purchase price.....................................  $ 129,995
                                                                 ========

    The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 consolidated balance sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The principal factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2005, the Company reduced its CATC goodwill by approximately $2.0 million as a result of the reversal of a valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. The final purchase price allocation is summarized below (in thousands):

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


Cash                                                     $ 46,466
Accounts receivable                                         2,296
Inventory                                                   3,710
Other current assets                                          133
Fixed assets                                                  663
Other assets                                                   28
Deferred tax asset, net                                       367
In-process research and development                         2,190
Purchased technology                                        3,080
Purchased trade name                                           70
Purchased purchase orders                                      90
Goodwill                                                   76,974
Current liabilities assumed                                (5,420)
Long-term liabilities assumed                                (652)
                                                        ---------
Total purchase price                                    $ 129,995
                                                        =========


    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying values as of September 30, 2005 (in thousands):


                                                        WEIGHTED
                                                        AVERAGE               ACCUMULATED
                                                        LIVES          COST   AMORTIZATION     NET
                                                        -----          ---    ------------     ---
   Amortizable intangible assets:
       Purchased technology..........................  2.0 years      $3,080      $ 1,614   $ 1,466
       Purchased trade name..........................  1.0 year           70           64         6
       Purchased purchase orders.....................  0.2 years          90           90         -
                                                                      ------      -------   -------
     Total intangibles purchased.....................                 $3,240      $ 1,768   $ 1,472
                                                                      ======      =======   =======

    Amortization expense for intangible assets acquired in the Merger was $0.4 million for the three months ended September 30, 2005, of which $0.4 million was recorded in Cost of revenues and $17,000 was recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

    The amortization expense related to intangible assets acquired in the Merger for the remainder of fiscal 2006 and 2007 is expected to be $0.9 million and $0.6 million, respectively.

    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge was included in Research and development expense in the Condensed Consolidated Statement of Operations for that period.

    The Condensed Consolidated Statement of Operations for the three months ended September 30, 2005 includes the results of operations of CATC. The following (unaudited) pro forma consolidated results of operations for the three months ended September 30, 2004 have been prepared as if the Merger had occurred at the beginning of that period (in thousands, except per share data):

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                  THREE MONTHS
                                                                      ENDED
                                                                   SEPTEMBER 30,
                                                                      2004
                                                                      ----
Revenues........................................................    $40,082
Loss before non-recurring charges directly attributable to the     ($ 1,792)
  Merger........................................................
Loss per share before non-recurring charges directly
  attributable to the Merger - basic............................     ($0.15)
Loss per share before non-recurring charges directly
  attributable to the Merger - diluted..........................     ($0.15)

    The write-off of IPR&D is excluded from the calculation of net loss and net loss per share in the table shown above as the charge is non-recurring.

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated as of that time, nor is it intended to be a projection of future results.

3. SHARE-BASED COMPENSATION

    Share-Based Compensation

    Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period. SFAS 123, "Accounting For Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

    On July 3, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the deferred stock compensation at June 30, 2005 of $7.4 million relating to previous grants of restricted stock was offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    Total share-based compensation expense recorded in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2005 was $1.3 million. As a result of adopting SFAS 123R on July 3, 2005, the Company's income before income taxes and net income for the three months ended September 30, 2005 are $0.5 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $0.22 and $0.21, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.18.

    The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the three months ended September 30, 2004, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):


                                                                        THREE MONTHS ENDED
                                                                        SEPTEMBER 30, 2004
                                                                        ------------------
Net income, as reported...............................................         $2,302
Add: stock-based compensation expense included in reported                        282
  net income, net of income taxes.....................................
Deduct: stock-based compensation expense determined under                        (683)
  fair value-based method for all awards, net of income taxes.........         ------

Pro forma net income applicable to common stockholders................         $1,901
                                                                               ======

Net income per common share applicable to common stockholders:
  Basic, as reported..................................................         $ 0.20
  Diluted, as reported................................................         $ 0.19
  Basic, pro forma....................................................         $ 0.16
  Diluted, pro forma..................................................         $ 0.16


    Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended September 30, 2005, there was no excess tax benefit recognized resulting from share-based compensation cost.

    The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

    The table below presents the assumptions used to calculate the fair value of 8,500 options granted during the three months ended September 30, 2005. There were no options granted during the three months ended September 30, 2004.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  2005
                                                                  ----
Expected holding period (years).............................      5.0
Risk-free interest rate .................................... 3.86% - 4.08%
Weighted average risk-free interest rate ...................      3.94%
Dividend yield..............................................      0.0%
Expected volatility......................................... 62.2% - 64.9%
Weighted average expected volatility........................     63.9%
Fair value of options granted............................... $7.91 - $8.40
Weighted average fair value of options granted..............     $8.08

       Stock Option Plans

    The Company maintains share-based payment arrangements under the following plans: (i) the Amended and Restated 1993 Stock Incentive Plan ("1993 Plan"),
(ii) the Amended and Restated 1995 Employee Stock Purchase Plan ("ESPP"), (iii) the Amended and Restated 1998 Non-Employee Director Stock Plan ("1998 Plan"),
(iv) the 2003 Stock Incentive Plan ("2003 Plan"), (v) the 2004 Employment Inducement Stock Plan ("2004 Plan"), (vi) the LeCroy Corporation (CATC) Special 2000 Stock Option Plan, (vii) the LeCroy Corporation (CATC) 2000 Stock Incentive Plan, and (viii) the LeCroy Corporation (CATC) 1994 Stock Option Plan (items
(vi), (vii) and (viii) collectively the "LeCroy (CATC) Plans"). The Company has a policy of issuing new shares to satisfy share option exercises.

    The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. No more than 2,608,696 shares of Common Stock were allowed to be issued pursuant to the exercise of incentive stock options granted under the 1993 Plan. This limitation did not apply to non-qualified stock options or restricted stock awards that were granted under the 1993 Plan. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four-year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally ten years from the date of grant. As of September 30, 2005, there were 1,705,574 options outstanding under the 1993 Plan, of which 1,546,047 options were vested.

    In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "ESPP") and reserved for issuance an aggregate of 434,783 shares of Common Stock. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period. On October 29, 2003, the Company's shareholders approved the extension of the expiration of the ESPP from June 7, 2005 to November 30, 2006 and increased the number of shares available for issuance under the ESPP from 434,783 to 684,783. On October 26, 2005, the Company's shareholders approved the extension of the expiration of the ESPP from November 30, 2006 to November 30, 2011 and increased the number of shares available for issuance under the ESPP from 684,783 to 1,060,000. No shares were issued under the ESPP for the three months ended September 30, 2005. Through September 30, 2005, a total of 492,513 shares have been issued under the ESPP including 56,214, 49,141 and 45,820 for the years ended June 30, 2005, 2004 and 2003, respectively. As of September 30, 2005, 567,487 shares are available for future issuance.

    In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of September 30, 2005, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



On October 26, 2005, the Company's shareholders approved amendments to the 1998 Plan to extend the termination date of the 1998 Plan to October 27, 2010 and to provide for the ability to grant restricted stock awards under the 1998 Plan. Pursuant to the 1998 Plan, each non-employee director receives either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Additionally, each non-employee director will receive annually a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Prior to the amendments dated October 26, 2005 and October 25, 2000, the annual award to each non-employee director was 7,000 stock options and 5,000 stock options, respectively, all exercisable at the market price on the date of grant and vesting immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of September 30, 2005, there were 238,670 options outstanding under the 1998 Plan, of which 230,336 options were vested.

    On October 29, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company's common stock on the date of grant. The initial aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan shall not exceed 910,167 shares. On October 26, 2005, the Company's shareholders approved amendments to the 2003 Plan to allow for awards under the 2003 Plan based on performance criteria which awards may then qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code and to increase from 910,167 to up to 1,560,167 shares the number of shares of Common Stock reserved for issuance under the 2003 Plan. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There are no performance-based awards approved for fiscal 2006. The 2003 Plan expires on October 29, 2013. As of September 30, 2005, there were 113,568 options outstanding under the 2003 Plan, of which 13,500 options were vested.

    In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The adoption of the 2004 Plan did not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares). The options were issued with vesting periods of four to six years. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the 2004 Plan. The 2004 Plan expires on October 29, 2014. As of September 30, 2005, there were 198,484 options outstanding under the 2004 Plan, none of which were vested.

    In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to FIN 44, the 648,284 unvested stock options, as well as certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The $5.1 million fair value of the new awards was included in the purchase price, less the intrinsic value of unvested options of $1.9 million, which, during the period from October 29, 2004 to June 30, 2005, was being charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. In connection with the adoption of SFAS 123R, the remaining $1.2 million of unamortized deferred compensation was offset against additional paid-in capital during the first quarter of fiscal 2006 and compensation cost for unvested options under the LeCroy (CATC) Plans is recognized using the fair value of the options on the date of the Merger. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the LeCroy (CATC) Plans. As of September 30, 2005, there were 505,630 options outstanding under the LeCroy (CATC) Plans, of which 206,296 options were vested.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    Compensation expense for restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for unvested restricted stock was reported as deferred stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective July 3, 2005, deferred stock compensation has been offset against additional paid-in capital where it is reflected on the Condensed Consolidated Balance Sheet as of September 30, 2005. No shares of restricted stock were granted during the three months ended September 30, 2005. In fiscal 2005, 111,900 shares of restricted stock were granted under the 2003 Plan, with various vesting conditions ranging from three to four years, all of which are unvested as of September 30, 2005. During fiscal 2005, 1,800 of these shares were forfeited as a result of employee terminations and the corresponding compensation expense and remaining deferred compensation amounts were reversed. In fiscal 2004, 365,000 shares of restricted stock were granted under the 2003 Plan with long-term cliff vesting conditions of three to five years to certain key employees, all of which are unvested as of September 30, 2005.

    Stock option transactions for the three months ended September 30, 2005 under all plans are as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              REMAINING      AGGREGATE
                                             NUMBER OF     WEIGHTED AVERAGE  CONTRACTUAL     INTRINSIC
                                              SHARES       EXERCISE PRICE       TERMS       VALUE ($000)
                                             ---------     ----------------  -----------    ------------
   Outstanding at June 30, 2005...........  2,784,288         $  16.05

   Granted................................      8,500            14.15
   Exercised..............................     17,275)            6.55
   Expired................................          -                -
   Forfeited .............................    (12,686)           13.64
                                            ---------
   Outstanding at September 30, 2005......  2,762,827            16.11        5.39          $4,160
                                            =========
   Vested or expected to vest at
   September 30, 2005...................    2,464,622         $  16.20        6.51          $3,664
                                            =========
   Exercisable at September 30, 2005..      1,997,080         $  16.93        4.06          $1,620
                                            =========

    The weighted-average grant-date fair value of the stock options granted during the three months ended September 30, 2005 was $8.08 per share. No stock options were granted during the three months ended September 30, 2004. The total intrinsic value of stock options exercised during the three months ended September 30, 2005 and 2004 was $0.1 million for each period. The fair value of stock options vested during the three months ended September 30, 2005 was $1.3 million.

    As of September 30, 2005, there was approximately $3.7 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.82 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended September 30, 2005 or 2004.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    The following table summarizes transactions related to restricted (non-vested) stock for the three months ended September 30, 2005:



                                                                        WEIGHTED AVERAGE
                                                           NUMBER OF       GRANT DATE
                                                             SHARES        FAIR VALUE
                                                             ------        ----------
Restricted (non-vested) stock at June 30, 2005.......      544,600          $  17.40

Granted..............................................            -                 -
Vested...............................................      (14,150)            15.63
Forfeited ...........................................       (2,000)            14.49
                                                           -------
Restricted (non-vested) stock at September 30, 2005..      528,450          $  17.47
                                                           =======


    As of September 30, 2005, there was approximately $6.3 million of total unrecognized compensation cost related to restricted (non-vested) stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.77 years. No compensation cost related to restricted stock grants was capitalized in inventory or any other assets for the three months ended September 30, 2005 or 2004.

    The following table summarizes information about stock options outstanding at September 30, 2005:


                                                         OPTIONS OUTSTANDING AT               OPTIONS EXERCISABLE AT
                                                           SEPTEMBER 30, 2005                   SEPTEMBER 30, 2005
                                                -------------------------------------------   -----------------------
                                                                WEIGHTED   WEIGHTED AVERAGE                  WEIGHTED
                                                                 AVERAGE       REMAINING                      AVERAGE
                                                NUMBER OF       EXERCISE   CONTRACTUAL LIFE    NUMBER OF     EXERCISE
         RANGE                                   SHARES           PRICE         (YEARS)         SHARES         PRICE
   -----------------                            ---------       --------   ----------------    ---------     --------
   $ 1.35 - $12.00..........................       517,416      $  8.57           6.50            330,282    $  8.29
   $12.01 - $18.00..........................     1,341,478        15.13           6.01            830,050      15.22
   $18.01 - $24.00..........................       841,622        21.34           3.92            774,437      21.47
   $24.01 - $37.00..........................        62,311        29.16           2.77             62,311      29.16
                                                 ---------                                      ---------
     Total..................................     2,762,827      $ 16.11           5.39          1,997,080    $ 16.93
                                                 =========                                      =========


    Of the total stock options outstanding, 1,997,080 and 1,860,699 options were exercisable at September 30, 2005 and June 30, 2005, respectively. Stock options and restricted stock awards available for grant under all plans were 475,199 and 1,223,502 at September 30, 2005 and June 30, 2005, respectively.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

     In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company's higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, " Accounting for Leases." Lease and rental revenues are reported within Test and measurement product revenue and were not material in the first quarter of fiscal 2006.

     Software license revenue. The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9").

     Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products in accordance with SOP 97-2 upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. When the Company ships a protocol analyzer but certain elements relating to the functionality of the product are not delivered, revenue and the associated cost of revenue are deferred until the remaining elements are delivered. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Condensed Consolidated Statements of Operations.

     Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Condensed Consolidated Statements of Operations. There was no revenue from perpetual software license agreements for the three months ended September 30, 2005 or 2004.

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

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company's strategy for distributing this product line was the use of a buy-sell distribution channel. This was the Company's initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes; the Company was unable to sufficiently estimate the amounts of potential product returns. In the fourth quarter of fiscal 2005, having had four full quarters of experience with this product and channel with no significant returns, the Company had sufficient data to estimate potential returns and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS 48"), recognized previously deferred revenue of $2.6 million. Revenue related to WaveSurfers sold to distributors is now being recognized upon shipment to the distributor, rather than upon the sale of the unit by the distributor to the end user and a provision for expected returns is recognized.

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

     Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $0.3 million for each of the three months ended September 30, 2005 and 2004. Such license fees were included in Service and other revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2005, the remaining deferred license fees balance was $0.3 million which is reflected in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

5. RESTRUCTURING AND ASSET IMPAIRMENT

    During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million. As of September 30, 2005, all but $21,000 of accrued severance costs has been paid. This remaining amount will be paid by the end of the second quarter of fiscal 2006.

    During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure the organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of September 30, 2005, approximately $0.4 million of severance has been paid and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    Additionally, in the fourth quarter of fiscal 2005, the Company experienced a decline in test and measurement product orders and responded by taking action to better align its overseas operations, reducing headcount and closing two offices and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. As of September 30, 2005, approximately $0.6 million of severance has been paid and $0.2 million of facility charges have been paid in cash or written off and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2006.

    Finally, in fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, the Company recorded a $1.5 million non-cash charge to Cost of revenues for the write-off of a technology asset.

6. DERIVATIVES

    The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company's foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other expense, net in the Condensed Consolidated Statements of Operations.

    The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

    As of September 30, 2005, the Company has the following derivative instruments:

    Interest Rate Swap

     As required by the terms of the Credit Agreement (See Note 15 - Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement.

    The Credit Agreement obligates the Company to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan (see Note 15) for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is not designated as a cash flow hedge under SFAS 133. Accordingly, changes in the fair value of the swap are charged or credited to operations. In accordance with the interest rate swap transaction, the Company pays interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap during the three months ended September 30, 2005 was approximately $22,000. The notional amount as of September 30, 2005 was approximately $22.2 million. The fair value of the interest rate swap as of September 30, 2005 is $280,000 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at September 30, 2005. The fair value is recorded in Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2005 and the change in fair value of $0.2 million is recognized in Interest income in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2005.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

    The net losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $126,000 and $62,000 for the three-month periods ended September 30, 2005 and 2004, respectively. These amounts are included in Other expense, net in the Condensed Consolidated Statements of Operations and include gross foreign exchange contract gains of $48,000 and $19,000 in the three-month periods ended September 30, 2005 and 2004, respectively. At September 30, 2005 and June 30, 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $11.6 million and $9.8 million, respectively.

7. COMPREHENSIVE INCOME

    The following table presents the components of comprehensive income (in thousands):

                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ------------------
                                                           2005         2004
                                                        ----------   ---------
Net income...........................................   $   2,233    $   2,302
  Unrealized loss on marketable securities, net of
    taxes............................................           -           (5)
  Foreign currency translation.......................        (100)        (104)
                                                        ---------    ---------
Comprehensive income.................................   $   2,133    $   2,193
                                                        =========    =========

8. ACCOUNTS RECEIVABLE, NET

    The Company has agreements with two of its customers, who are also vendors, which provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At September 30, 2005 and June 30, 2005, the Company netted approximately $1.1 million and $2.3 million, respectively, of accounts receivable against accounts payable on the Condensed Consolidated Balance Sheets related to these agreements.

9. INVENTORIES, NET

    Inventories, including demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following (in thousands):

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                    SEPTEMBER 30,    JUNE 30,
                                                        2005          2005
                                                   ------------   ------------
   Raw materials..................................   $   8,855     $    9,857
   Work in process................................       6,104          3,425
   Finished goods.................................      14,329         14,379
                                                     ---------     ----------
                                                     $  29,288     $   27,661
                                                     =========     ==========

    The value of demonstration units included in finished goods was $11.2 million and $10.8 million at September 30, 2005 and June 30, 2005, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

10. OTHER CURRENT ASSETS

    Other current assets consist of the following (in thousands):

                                                     SEPTEMBER 30,     JUNE 30,
                                                           2005         2005
                                                     ------------   ------------

   Deferred tax assets, net.......................    $    9,000    $    9,000
   Other receivables..............................           623           456
   Prepaid probes and accessories.................           120           195
   Value-added tax receivables....................           613           565
   Other..........................................         3,083         2,465
                                                      ----------    ----------
                                                      $   13,439    $   12,681
                                                      ==========    ==========

11. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following (in thousands):

                                                    SEPTEMBER 30,     JUNE 30,
                                                        2005           2005
                                                    ------------   ------------

   Land, building and improvements................  $    15,829    $    15,494
   Furniture, machinery and equipment.............       27,722         28,638
   Computer software and hardware.................       15,863         15,712
                                                    -----------    -----------
                                                         59,414         59,844
   Less: Accumulated depreciation and amortization      (40,768)       (40,766)
                                                    -----------    -----------
                                                    $    18,646    $    19,078
                                                    ===========    ===========

    Depreciation and amortization expense was $1.2 million for the three-month periods ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005, the Company disposed of certain fully amortized assets.

12. GOODWILL AND OTHER NON-CURRENT ASSETS

    Goodwill and Other non-current assets consist of the following (in thousands):

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



                                                    SEPTEMBER 30,    JUNE 30,
                                                        2005           2005
                                                    -------------   -----------
   Goodwill.......................................   $  78,848      $   78,848
                                                     =========      ==========

   Intangibles, net...............................   $   5,027      $    5,783
   Deferred tax assets, net.......................       4,574           5,446
   Other..........................................       1,649           1,530
                                                     ---------      ----------
                                                     $  11,250      $   12,759
                                                     =========      ==========

    Under SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2005 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first quarter of fiscal 2006.

    The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets included in other non-current assets on the Condensed Consolidated Balance Sheets as of the dates indicated:


                                                      WEIGHTED      SEPTEMBER 30,   JUNE 30,
                                                    AVERAGE LIVES       2005         2005
                                                   ---------------  -------------  ---------
                                                  (AS OF SEPTEMBER        (IN THOUSANDS)
                                                      30, 2005)
   Amortizable intangible assets:
       Technology, manufacturing and
       distribution rights........................  2.96 years       $   6,737    $   11,737
       Patents and other intangible assets........  3.39 years           1,073         1,073
       Accumulated amortization...................                      (2,783)       (7,027)
                                                                     ---------    ----------
     Net carrying amount..........................                   $   5,027    $    5,783
                                                                     =========    ==========


    Amortization expense for those intangible assets with finite lives was $0.8 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized on a straight-line basis over the estimated economic life of the asset. For the three months ended September 30, 2005, certain technology rights totaling $5.0 million were fully amortized and removed from the Condensed Consolidated Balance Sheet due to contract expiration. Management estimates intangible assets amortization expense on a straight-line basis will approximate $1.8 million for the remainder of fiscal 2006 and $1.8 million, $0.9 million, and $0.4 million for fiscal 2007, 2008 and 2009, respectively.

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following (in thousands):

                                                       SEPTEMBER 30,   JUNE 30,
                                                           2005          2005
                                                      --------------  ---------
   Compensation and benefits.........................   $  5,427      $  5,279
   Income taxes......................................      3,129         3,046
   Deferred license fee revenue, current portion.....        341           665
   Warranty..........................................        962           971
   Deferred revenue, current portion.................      1,028         1,049
   Retained liabilities from discontinued operations.        160           160
   Other current liabilities.........................      2,635         3,472
                                                        --------      --------
                                                        $ 13,682      $ 14,642
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

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three months ended September 30, 2005 and 2004 (in thousands):

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2005          2004
                                                         --------      --------
Balance at beginning of period.....................      $    971      $  1,247
  Accruals for warranties entered into during the period      346           417
  Warranty costs incurred during the period........          (355)         (423)
                                                         --------      --------
Balance at end of period...........................      $    962      $  1,241
                                                         ========      ========


    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of September 30, 2005, there have been no claims under such indemnification provisions.

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

15. LONG-TERM DEBT AND CAPITAL LEASES

    On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's prior $25.0 million revolving credit facility with The Bank of New York. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan have been used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of September 30, 2005, the Company has not borrowed against the Revolver or the letter of credit sub-facility.

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

    Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of September 30, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of September 30, 2005, the Company has repaid $7.6 million of the principal balance of this loan. The outstanding balance to be repaid is approximately $6.3 million for the remainder of fiscal 2006 and $9.4 million, $10.6 million, $11.9 million and $4.2 million for the fiscal years ending June 2007, 2008, 2009 and 2010, respectively.

    The Company incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. At September 30, 2005, the remaining balance of unamortized fees of $0.4 million were included in Other current assets and $0.6 million were included in Other non-current assets on the Condensed Consolidated Balance Sheets.

    As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (See Note 6 - Derivative Instruments).

    In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of September 30, 2005). No amounts were outstanding under these facilities as of September 30, 2005 and June 30, 2005. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of September 30, 2005). As of September 30, 2005 and June 30, 2005, there were no amounts outstanding under this facility.

    The Company has a five year $2.0 million capital lease line of credit expiring in November 2005, that bears interest at 12.2%, to fund certain capital expenditures. At September 30, 2005, the Company had $60,000 outstanding under this line of credit, all of which was current and included within Current portion of long-term debt and capital leases in the Condensed Consolidated Balance Sheet. All outstanding borrowings under this line of credit will be paid during the second quarter of fiscal 2006.

    During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At September 30, 2005, the Company's outstanding balance under these agreements was $0.9 million of which $0.4 million was included within Current portion of long-term debt and capital leases and $0.5 million was included within Long-term debt in the Consolidated Balance Sheet. Under these capital lease obligations payments, including interest, are $0.4 million for the remainder of fiscal 2006 and $0.5 million and $0.1 million for fiscal years 2007 and 2008, respectively.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


16. COMMITMENTS AND CONTINGENCIES

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing, contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. On October 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the dismissal with prejudice.

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending, including that described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

17. EARNINGS PER COMMON SHARE

    The following is a presentation of the numerators and the denominators of the basic and diluted net income per share computations for the three months ended September 30, 2005 and 2004 (in thousands).

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2005          2004
                                                         ---------    ---------
Numerator:
     Net income .......................................  $   2,233    $   2,302
                                                         =========    =========

Denominator:
     Weighted average shares outstanding:
            Basic .....................................     12,106       11,612
            Employee stock options and other...........        242          565
                                                         ---------    ---------
            Diluted....................................     12,348       12,177
                                                         =========    =========

    The computation of diluted net income per common share for the three months ended September 30, 2005 and 2004 does not include approximately 2.3 million and
1.3 million, respectively, of stock options and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


18. INCOME TAXES

    The effective income tax rate for the first quarter of fiscal 2006 was 38.3% compared to 37.0% for the same period last year. Under the provisions of SFAS 123R, which the Company adopted on July, 3, 2005, only the portion of share-based compensation expense that is expected to result in a future tax deduction is considered deductible for tax accounting purposes. The non-deductible portion represents permanent differences which resulted in the higher effective tax rate in the three months ended September 30, 2005 than in the comparable prior year period.

19. REVENUES BY GEOGRAPHIC AREA

    The Company operates in a single segment in the test and measurement market, in which it develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. These products are used by design engineers and researchers to measure and analyze complex electronic signals in order to develop high performance systems, to validate electronic designs and to improve time to market.

    Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                       SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                       ------------------   ------------------
    North America......................     $14,326              $10,110
    Europe / Middle East...............      10,436               10,830
    Japan..............................       5,566                6,510
    Asia / Pacific.....................      10,730                8,055
                                            -------              -------
      Total revenues...................     $41,058              $35,505
                                            =======              =======

20. NEW ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 51"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 apply to inventory costs beginning in fiscal year 2006. The adoption of SFAS 151 on July 3, 2005 had no impact on the Company's results of operations or financial condition.

                               LECROY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," ("APB 29") is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be applied prospectively to non-monetary asset exchange transactions beginning in fiscal year 2006. The adoption of SFAS 153 on July 3, 2005 did not have an impact on the Company's results of operations or financial condition.

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

    In June 2005, the FASB issued FASB Staff Position ("FSP") 143-1, "Accounting for Electronic Equipment Waste Obligations." This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. This FSP 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. It is expected that the law will be adopted by certain EU countries in the second quarter of fiscal 2006 and that the Company will be required to adopt the provisions of FSP-143-1 at that time. Management is currently evaluating the impact of FSP 143-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high-energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

    We sell our products into a broad range of end markets, including the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace markets. We believe that our products offer the strongest value proposition in these markets by providing advanced analysis capabilities coupled with innovative and proprietary technology features. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, such as BAE Systems, IBM, Maxtor, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

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

    We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.

    Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see Item 3 entitled "Quantitative and Qualitative Disclosure About Market Risk" below.

    Historically, we have, at times, experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, has been principally due to the lower level of general market activity during the summer months, particularly in Europe.

    Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profits represent revenues less cost of revenues. Additional factors integral to gross profit earned on our products are mix, as the list prices of our products range from $4,000 to $106,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar-denominated.

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

    Our results of operations and financial condition are affected by a variety of factors. As discussed below, we believe the most significant recurring factors are the economic strength of the technology markets into which we sell our products, our ability to identify market demands and develop competitive products to meet those demands, the announcements and actions of our competitors and our ability to enter into new markets and broaden our presence in existing markets.

    Our sales are largely dependent on the health and growth of technology companies whose operations tend to be cyclical. Consequently, demand for our products tends to coincide with the increase or decrease in capital spending in the technology industry. For example, in the late 1990s through 2001, our business expanded along with the prosperity of the technology markets. From early 2001 to 2003, demand for our products decreased along with the contraction of the technology industry overall. As a result, our revenues decreased 8% from the end of fiscal year 2000 through fiscal year 2002. Beginning in fiscal year 2003, our revenues have significantly increased concurrently with the recovery of the technology industry.

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

    In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2005 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2005 see the Section entitled "Restructuring" below.

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

    In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004, we completed the acquisition of Computer Access Technology Corporation ("CATC") to complement our expanding portfolio of serial data test solutions. The acquisition of CATC is described more fully below.

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

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, we paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan purchase rights. Further, we assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. As a result of the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values, the remaining unamortized deferred compensation was charged off to Additional paid-in capital in the Condensed Consolidated Balance Sheet. (See "Critical Accounting Policies" below). LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under our $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. For more information see Notes 2 and 15 to the Condensed Consolidated Financial Statements.

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

     These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which includes a description of our critical accounting policies involving significant judgment by LeCroy's management. In particular, judgment is used in areas such as revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets, estimation of warranty liabilities and valuation of goodwill.

     In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The Company uses the Black Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by Management including the expected forfeiture rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that effect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 3 to the Condensed Consolidated Financial Statements for additional information.) There have been no other changes in our critical accounting policies since June 30, 2005.

CONSOLIDATED RESULTS OF OPERATIONS

    The following table indicates the percentage of total revenues represented by each item in the Company's Condensed Consolidated Statements of Operations for the three-months ended September 30, 2005 and 2004.

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               ---------------------------
       (UNAUDITED)                                 2005             2004
                                               ----------       ----------
                                               (13 weeks)       (14 weeks)
       Revenues:
         Test and measurement products ........   95.3%            93.8%
         Service and other.....................    4.7              6.2
                                                 -----            -----

           Total revenues......................  100.0            100.0
       Cost of revenues........................   39.1             41.6
                                                 -----            -----

           Gross profit........................   60.9             58.4

       Operating expenses:
         Selling, general and administrative      32.3             34.7
         Research and development..............   18.1             13.3
                                                 -----            -----
           Total operating  expenses...........   50.4             48.0

       Operating income .......................   10.5             10.4
       Other expense, net......................   (1.7)            (0.1)
                                                 -----            -----

       Income before income taxes..............    8.8             10.3
       Provision for income taxes..............    3.4              3.8
                                                 -----            -----
       Net income .............................    5.4%             6.5%
                                                 -----            =====

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

    Total revenues were $41.1 million in the first quarter of fiscal 2006, compared to $35.5 million in the first quarter of fiscal 2005, representing an increase of 15.8%, or $5.6 million. Revenues from test and measurement products increased 17%, or $5.8 million, to $39.1 million in the first quarter of fiscal 2006 from $33.3 million in the same period last year. This increase primarily resulted from the protocol analyzer business acquired in the Merger. Revenue from oscilloscope products remained relatively flat as decreases in revenue from lower end products were offset by revenues from products introduced in the fourth quarter of fiscal 2005.

    Service and other revenues primarily consist of service revenues and license and maintenance fees. Service revenue decreased 13.6%, or $0.3 million, to $1.9 million in the first quarter of fiscal 2006 from $2.2 million in the same period last year. The decrease primarily resulted from a decrease in other service revenues from the sale of locally provided items in our foreign operations and from a decrease in license fees. In the third quarter of fiscal 2005, based on our review and analysis of the then current classification of service kits, we made the decision to reclassify service kit revenue to product revenue from its historical classification. For the three months ended September 30, 2004, $0.9 million of service kit revenue was reclassified as product revenue to conform to the fiscal 2006 presentation. Service and other revenue in the first quarter of both fiscal 2006 and 2005 includes $0.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Foreign currency fluctuations contributed approximately $0.3 million to the increase in total revenues in the first quarter of fiscal 2006 compared to the same period last year. Revenues by geographic location expressed in absolute dollars and as a percentage of total revenues were:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           (UNAUDITED)
                                                      -----------------------
   (IN THOUSANDS)                                        2005          2004
                                                      ---------     ---------
   North America...................................   $  14,326     $  10,110
   Europe/Middle East..............................      10,436        10,830
   Japan ..........................................       5,566         6,510
   Asia/Pacific....................................      10,730         8,055
                                                      ---------     ---------
      Total revenues...............................   $  41,058     $  35,505
                                                      =========     =========

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           (UNAUDITED)
                                                      -----------------------
   (IN THOUSANDS)                                        2005          2004
                                                      ---------     ---------
   North America...................................      34.9%         28.5%
   Europe/Middle East..............................      25.4          30.5
   Japan ..........................................      13.6          18.3
   Asia/Pacific....................................      26.1          22.7
                                                        -----        ------
      Total revenues...............................     100.0%        100.0%
                                                        =====        ======

    Gross profit in the first quarter of fiscal 2006 was $25.0 million, or 60.9% gross margin, compared to $20.7 million, or 58.4% gross margin, in the same period in fiscal 2005. The increase in gross margin is primarily attributable to the protocol analyzer business which yields greater gross margins due to the higher software content of its products.

    Selling, general and administrative expense ("SG&A") was $13.2 million in the first quarter of fiscal 2006 compared to $12.3 million in the first quarter of fiscal 2005, representing an increase of 7.3%, or $0.9 million. Included in SG&A in the first quarter of fiscal 2006 is $0.9 million of non-cash equity-based compensation as compared to $0.4 million for the same period in fiscal 2005. The remaining increase is attributable to additional costs for rent and depreciation and amortization expenses as a direct result of the Merger. As a percentage of total revenues, SG&A declined to 32.3% in the first quarter of fiscal 2006 from 34.7% in the first quarter of fiscal 2005, resulting from the strong operating leverage in our business model.

    Research and development expense ("R&D") was $7.4 million in the first quarter of fiscal 2006, compared to $4.7 million in the first quarter of fiscal 2005, an increase of 57.4%, or $2.7 million. Included in research and development expense in the first quarter of fiscal 2006 is $0.4 million of non-cash equity-based compensation as compared to $0.1 million for the same period in fiscal 2005. The remaining increase was primarily due to increased personnel-related expenses as a result of the Merger. As a percentage of total revenues, research and development expense increased to 18.1% in the first quarter of fiscal 2006 from 13.3% in the first quarter of fiscal 2005, which is a result of the Merger and is consistent with the heavy reliance on software engineering associated with the protocol analyzer business.

    Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was ($0.7) million in the first quarter of fiscal 2006, compared to ($32,000) in the first quarter of fiscal 2005. The increased expense was mainly the result of interest expense of $0.7 million on the Term Loan borrowings as a result of the Merger and $0.2 million on capital leases and $0.1 million in foreign exchange losses partially offset by interest income of $0.1 million and a gain of $0.2 million reflecting the change in fair value of our interest rate hedge. In the first quarter of fiscal 2005, foreign exchange losses of $62,000 were partially offset by net interest income of $30,000.

    Our effective tax rate was 38.3% and 37.0% in the first quarter of fiscal 2006 and 2005, respectively, and 35% for the full fiscal 2005. The increase in our effective tax rate was the result of certain non-deductible equity-based compensation costs in connection with our adoption of SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at September 30, 2005 was $11.2 million compared to $13.9 million at June 30, 2005.

    We provided $0.1 million of net cash from operating activities in the first quarter of fiscal 2006 compared to $2.2 million in the same period last year. Working capital requirements consumed $6.1 million of cash in the first quarter of fiscal 2006 compared to $2.8 million in the same period last year. These included a $3.5 million decrease in current liabilities, a prepaid technology engineering services agreement and additional strategic investments in inventory. This net use of cash offset the cash generative effects of the non-cash charges in net income, as well as the increase in the consumption of deferred tax assets representing that portion of our provision for income taxes that will not require an outlay of cash.

    Net cash used in investing activities was $0.7 million in the first quarter of fiscal 2006 compared to $1.6 million in the same period in fiscal 2005. This decrease was primarily due to $1.0 million of business acquisition costs paid in the first quarter of fiscal 2005 in anticipation of our acquisition of CATC (see "CATC Acquisition" above).

    Net cash used in financing activities was $2.0 million for the first quarter of fiscal 2006 compared to $0.2 million for the same period in fiscal 2005. This increase in cash used in financing activities was primarily due to the repayment of bank borrowings.

    We have a $2.0 million capital lease line of credit to fund certain capital expenditures. As of September 30, 2005, we had $60,000 outstanding under this line of credit, all of which was included in Current portion of long-term debt and capital leases on the Condensed Consolidated Balance Sheet. This line of credit expires November 2005 and outstanding borrowings bear interest at an annual rate of 12.2%.

    On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced our existing credit facility with The Bank of New York. BNY Capital Markets, Inc. acted as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the Credit Agreement provide us with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of September 30, 2005, there were no outstanding borrowings against the Revolver.

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

    Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of September 30, 2005, we were in compliance with our financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of September 30, 2005, we have repaid $7.6 million of the principal balance of this loan.

     In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of September 30, 2005). No amounts were outstanding under these facilities as of September 30, 2005. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling
1.0 million Swiss francs (approximately $0.8 million as of September 30, 2005). As of September 30, 2005, there were no amounts outstanding under this facility.

    We believe that our cash and cash equivalents on hand, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital, capital expenditures and debt service requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, technology license agreement and our Term Loan as set forth in the table below:


                                             PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30, 2005
                                        ---------------------------------------------------------
                                                   LESS THAN                          MORE THAN 5
   (IN THOUSANDS)                         TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS      YEARS
                                        --------   --------    --------    --------    ---------

   Capital lease - equipment........... $     60   $     60    $     --   $     --    $     --
   Capital lease - technology rights...      917        448         469         --          --
   Realignment charges - severance.....      392        386           6         --          --
   Operating lease obligations.........    5,269      1,938       2,694        541          96
   Commitments to contract suppliers...       16         16          --         --          --
   Term Loan obligations ..............   42,375      8,437      20,625     13,313          --
                                        --------   --------    --------   --------    --------
   Total............................... $ 49,029   $ 11,285    $ 23,794   $ 13,854    $     96
                                        ========   ========    ========   ========    ========

FORWARD-LOOKING INFORMATION

    This Form 10-Q contains forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in our 2005 Annual Report on Form 10-K under the heading "Risks Related to Our Business." All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to us of the relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, Euro, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won and Singapore dollar.

    We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") as amended.

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

    The losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $125,000 and $62,000 for the three-month periods ended September 30, 2005 and 2004, respectively. These net losses are included in other expense, net in the Condensed Consolidated Statements of Operations and include gross gains from foreign exchange contracts of $48,000 and $19,000 in the three-month periods ended September 30, 2005 and 2004, respectively. At September 30, 2005 and June 30, 2005, the notional amounts of our open foreign exchange forward contracts, all with maturities of less than six months, were approximately $11.6 million and $9.8 million, respectively.

     We performed a sensitivity analysis for the first quarter of fiscal 2006 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents as well as our $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows for the three months ended September 30, 2005. Please refer to Note 15 - Long Term Debt and Capital Leases, for specifics related to our new credit facility.

    As required by the terms of the Credit Agreement (see Note 15 - Long Term Debt and Capital Leases), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement (See Note 15 - Long Term Debt and Capital Leases ), we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. In accordance with the interest rate swap transaction, we pay interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap during the three months ended September 30, 2005 was approximately $22,000. The notional amount as of September 30, 2005 was approximately $22.2 million. The fair value of the interest rate swap as of September 30, 2005, is approximately $0.3 million and approximates the amount that we would have received from M&T Bank if the Company had canceled the transaction at September 30, 2005. The fair value is recorded in Other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2005 and the change in fair value of $0.2 million is recognized in Interest Income in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2005. This interest rate swap does not qualify for hedge accounting in accordance with SFAS No. 133.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

    There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                               LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing, contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. On October 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the dismissal with prejudice.

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending, including that described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

ITEM 6. EXHIBITS


     Exhibit
     Number                              Description
     ------                              -----------
      2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as
                   Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.
      3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1
                   Registration Statement No. 33-95620, incorporated herein by reference.
      3.2 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.
      3.3 By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.
      10.1 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.
      10.2 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 Registration Statement No. 333-88239, incorporated herein by reference.
      10.3 Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.
      10.4 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1
                   Registration Statement No. 33-95620, incorporated herein by reference.*
      10.5 Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.6 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1
                   Registration Statement No. 33-95620, incorporated herein by reference.*
      10.7 LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration
                   Statement No. 33-95620, incorporated herein by reference.*
      10.8 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 18, 1998.
      10.9 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as
                   Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as
                   Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.11 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 26, 2003.*
      10.12        Form of Restricted  Stock  Purchase  Agreement,  filed as
                   Exhibit 10.41 to Form 10-K for the fiscal year ended June
                   30, 2002, incorporated herein by reference.*
      10.13 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*
      10.14 LeCroy Corporation's 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.15 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

      10.16 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.17 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.18        Computer Access Technology  Corporation  2000 Stock
                   Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.19 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.20        Amendment to LeCroy  Corporation  (CATC) 2000 Stock
                   Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.21 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November
                   2, 2004, incorporated herein by reference.*
      10.22 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.23 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November
                   19, 2004, incorporated herein by reference.*
      10.24 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit
                   10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.25 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit
                   10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.26 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as
                   Exhibit 10.29 to Form S-1 Registration  Statement
                   No. 33-95620,  incorporated  herein by reference.*
      10.27 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
      10.28 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.29 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, filed as
                   Exhibit 10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
      10.30 Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Registrant and Lutz P. Henckels, filed as Exhibit 99.1 to Form 8-K filed on December 1, 2003, incorporated by reference herein.*
      10.31 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
      10.32 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as
                   Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
      10.33 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.34 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*
      10.35 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.36 Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

      10.37 Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.38 Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as
                   Exhibit 10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.39 Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as
                   Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
      31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
      32.1         Certification by the Chief Executive Officer pursuant to
                   18 U.S.C. Section 1350.
      32.2         Certification by the Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005        LeCROY CORPORATION

                               /s/ Scott D. Kantor
                               -----------------------------------------------
                                   Scott D. Kantor
                                   Vice President and Chief Financial Officer,
                                   Secretary and Treasurer

                                  EXHIBIT INDEX


   Exhibit
    Number                       Description
  ---------                 ---------------------
      2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit
                   2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.
      3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1
                   Registration Statement No. 33-95620, incorporated herein by reference.
      3.2 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.
      3.3 By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.
      10.1 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.
      10.2 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 Registration Statement No. 333-88239, incorporated herein by reference.
      10.3 Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.
      10.4 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration
                   Statement No. 33-95620, incorporated herein by reference.*
      10.5 Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.6 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1
                   Registration Statement No. 33-95620, incorporated herein by reference.*
      10.7 LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement
                   No. 33-95620, incorporated herein by reference.*
      10.8 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 18, 1998.
      10.9 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as
                   Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as
                   Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.11 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 26, 2003.*
      10.12        Form of Restricted Stock Purchase Agreement, filed as
                   Exhibit 10.41 to Form 10-K for the fiscal year ended June
                   30, 2002, incorporated herein by reference.*
      10.13 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*
      10.14 LeCroy Corporation's 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.15 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

      10.16 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.17 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.18 Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.19 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.20 Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.21 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.22 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.23 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November
                   19, 2004, incorporated herein by reference.*
      10.24 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.25 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit
                   10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.26 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as
                   Exhibit 10.29 to Form S-1 Registration Statement
                   No. 33-95620, incorporated  herein by reference.*
      10.27 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
      10.28 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.29 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, filed as
                   Exhibit 10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
      10.30 Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Registrant and Lutz P. Henckels, filed as Exhibit 99.1 to Form 8-K filed on December 1, 2003, incorporated by reference herein.*
      10.31 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
      10.32 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as
                   Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
      10.33 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.34 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*
      10.35 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.36 Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

      10.37 Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.38 Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as
                   Exhibit 10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.39 Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as
                   Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
      31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
      32.1         Certification by the Chief Executive Officer pursuant to
                   18 U.S.C. Section 1350.
      32.2         Certification by the Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.