Form 10-Q
period 2005-12-31
LECROY CORP
filed 2006-02-08
CIK 943580

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

                For the quarterly period ended DECEMBER 31, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-26634

                               LECROY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                              13-2507777
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

          700 CHESTNUT RIDGE ROAD
          CHESTNUT RIDGE, NEW YORK                         10977
  (Address of Principal Executive Office)                (Zip Code)

                                 (845) 425-2000
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark ("X") whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO | |

Indicate by check mark ("X") whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Large accelerated filer | | Accelerated filer |X| Non-Accelerated filer | |

Indicate by check mark ("X") whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES | | NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT FEBRUARY 3, 2006
-----------------------------------            --------------------------------
Common stock, par value $.01 share                        12,812,529

================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                      PAGE NO.
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements:
           Consolidated Balance Sheets (Unaudited) as of December 31, 2005 and June 30, 2005.......      3
           Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended
             December 31, 2005 and 2004............................................................      4
           Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended  December
             31, 2005 and 2004.....................................................................      5
           Notes to Consolidated Financial Statements (Unaudited) .................................      6
 Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................     28
 Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................     37
 Item 4.   Controls and Procedures.................................................................     39

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings.......................................................................     40
 Item 4.   Submission of Matters to a Vote of Security Holders.....................................     40
 Item 6.   Exhibits................................................................................     42

Signature    .....................................................................................      45



         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveJet(R), WaveRunner(R), WaveSurfer(TM), MAUI(TM) and CATC(TM) are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               LECROY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                           DECEMBER 31,   JUNE 30,
IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA                                                  2005         2005
-------------------------------------------------------------------------------------    -------------  --------

                                         ASSETS

Current assets:
    Cash and cash equivalents........................................................      $    16,134  $    13,866
    Accounts receivable, net.........................................................           28,029       28,275
    Inventories, net.................................................................           29,624       27,661
    Other current assets.............................................................           14,281       12,681
                                                                                           -----------  -----------
      Total current assets...........................................................           88,068       82,483

Property and equipment, net..........................................................           18,669       19,078
Goodwill.............................................................................           78,848       78,848
Other non-current assets.............................................................            9,912       12,759
                                                                                           -----------  -----------
TOTAL ASSETS.........................................................................      $   195,497  $   193,168
                                                                                            ==========  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................................      $    15,377  $    14,806
    Accrued expenses and other current liabilities...................................           14,052       14,642
    Current portion of long-term debt and capital leases.............................            9,203        8,656
                                                                                           -----------  -----------
      Total current liabilities......................................................           38,632       38,104


Long-term debt and capital leases....................................................           30,397       36,833
Deferred revenue and other non-current liabilities...................................            1,403        1,413
                                                                                           -----------  -----------
      Total liabilities..............................................................           70,432       76,350

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value (authorized 5,000,000 shares of preferred stock;
    none issued and outstanding as of December 31, 2005 and June 30, 2005)...........               --           --
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,773,872 and
    12,634,233 shares issued and outstanding as of December 31, 2005 and June 30,
    2005, respectively)..............................................................              128          127
  Additional paid-in capital.........................................................          110,788      115,394
  Accumulated other comprehensive income.............................................              619          779
  Deferred stock compensation........................................................               --       (8,602)
  Retained earnings..................................................................           13,530        9,120
                                                                                           -----------  -----------
      Total stockholders' equity.....................................................          125,065      116,818
                                                                                           -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $   195,497  $   193,168
                                                                                           ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three months ended                      Six months ended
                                                                     December 31,                           December 31,
In thousands, except per share data                           2005                  2004                2005                2004
--------------------------------------------------   ------------------    -----------------   -----------------   -----------------
                                                         (13 weeks)            (13 weeks)          (26 weeks)          (27 weeks)
Revenues:
    Test and measurement products ................            $ 39,996             $ 40,380            $ 79,120            $ 73,685
    Service and other ............................               2,026                2,408               3,960               4,608
                                                     ------------------    -----------------   -----------------   -----------------
         Total revenues ..........................              42,022               42,788              83,080              78,293

Cost of revenues .................................              16,434               22,182              32,499              36,955
                                                     ------------------    -----------------   -----------------   -----------------
         Gross profit ............................              25,588               20,606              50,581              41,338

Operating expenses:
    Selling, general and administrative ..........              13,594               15,044              26,837              27,354
    Research and development .....................               7,806                8,800              15,230              13,536
                                                     ------------------    -----------------   -----------------   -----------------
         Total operating expenses ................              21,400               23,844              42,067              40,890
                                                     ------------------    -----------------   -----------------   -----------------

Operating income (loss) ..........................               4,188               (3,238)              8,514                 448

Other (expense) income:
    Interest income ..............................                 176                  121                 508                 309
    Interest expense .............................                (776)                (726)             (1,692)               (884)
    Other, net ...................................                 (82)                 576                (207)                514
                                                     ------------------    -----------------   -----------------   -----------------
    Other expense, net ...........................                (682)                 (29)             (1,391)                (61)
                                                     ------------------    -----------------   -----------------   -----------------
Income (loss) before income taxes ................               3,506               (3,267)              7,123                 387
    Provision for (benefit from) income taxes ....               1,329                 (398)              2,713                 954
                                                     ------------------    -----------------   -----------------   -----------------
Net income (loss) ................................             $ 2,177             $ (2,869)            $ 4,410              $ (567)
                                                     ==================    =================   =================   =================

Net income (loss) per common share :
              Basic ..............................              $ 0.18              $ (0.25)             $ 0.36             $ (0.05)
              Diluted ............................              $ 0.17              $ (0.25)             $ 0.36             $ (0.05)

Weighted average number of common shares:
              Basic ..............................              12,195               11,655              12,149              11,633
              Diluted ............................              12,467               11,655              12,402              11,633




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
IN THOUSANDS                                                                                     2005         2004
------------------------------------------------------------------------------------------   ------------ --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................................   $     4,410  $      (567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Write-off of acquired in-process research and development...............................            --        2,190
  Depreciation and amortization...........................................................         3,948        3,683
  Share-based compensation................................................................         2,870        1,112
  Amortization of debt issuance costs.....................................................           204          163
  Deferred income taxes...................................................................         1,795          162
  Recognition of deferred license revenue.................................................          (648)        (648)
  Loss on disposal of property and equipment, net.........................................            --           67
  Tax benefit from exercise of stock options..............................................            --          142
  Write-off of inventory..................................................................            --        2,723
  Impairment of intangible assets.........................................................            --        1,500
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in an acquisition:
  Accounts receivable.....................................................................            (8)         531
  Inventories.............................................................................        (2,141)      (2,980)
  Other current and non-current assets....................................................          (107)         340
  Accounts payable, accrued expenses and other liabilities................................        (1,528)       3,045
                                                                                             ------------ -----------
Net cash provided by operating activities.................................................         8,795       11,463
                                                                                             -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................        (1,892)      (1,424)
  Proceeds from sale of marketable securities.............................................             --       9,534
  Business acquisition costs, net of acquired cash........................................             --     (80,345)
                                                                                             ------------  ------------
Net cash used in investing activities.....................................................        (1,892)     (72,235)
                                                                                             ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings of long-term debt and capital leases............................        (5,830)         (52)
  Borrowings under long-term debt.........................................................            --       50,000
  Debt issuance costs.....................................................................            --       (1,378)
  Payments related to issuance of common stock............................................            --           (7)
  Proceeds from employee stock purchase and option plans..................................         1,182          993
  Payment of seller-financed intangible assets............................................            --         (314)
                                                                                             -----------  -----------
Net cash (used in) provided by financing activities.......................................        (4,648)      49,242
                                                                                             ------------ -----------
Effect of exchange rate changes on cash and cash equivalents..............................            13         (103)
                                                                                             -----------  ------------
  Net increase (decrease) in cash and cash equivalents....................................         2,268      (11,633)
  Cash and cash equivalents at beginning of the period....................................        13,866       28,566
                                                                                             -----------  -----------
  Cash and cash equivalents at end of the period..........................................   $    16,134  $    16,933
                                                                                             ===========  ===========

Supplemental Cash Flow Disclosure Cash paid during the period for:
    Interest..............................................................................   $     1,376  $       261
    Income taxes..........................................................................           744          771

Non-cash investing and financing activities:
  Acquisition of seller-financed intangible assets........................................   $        --  $     1,331
  Issuance of LeCroy stock options for business acquisition...............................            --        3,166


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

    The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the "Company" or "LeCroy") and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Consolidated Balance Sheet as of June 30, 2005 has been derived from those audited Consolidated Financial Statements. Certain reclassifications have been made to prior-period amounts to conform to the current-period presentation. Inter-company transactions and balances have been eliminated in consolidation.

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

    These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The Company's fiscal period ends on the Saturday closest to the end of the period, which resulted in the periods ending December 31, 2005 and January 1, 2005. For clarity of presentation, the Consolidated Financial Statements period-end references are stated as December
31. Fiscal 2006 is a fifty-two week period and, as a result, the first half of fiscal 2006 was a 26-week period compared with a 27-week period for the first half of fiscal 2005 which was a fifty-three week period. The three months ended December 2005 and 2004 were both 13-week periods.

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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


Cash for shares.................................................  $120,242
Cash for options and CATC ESPP purchase rights..................     3,965
Fair value of stock options assumed.............................     5,111
Unearned stock compensation on unvested options assumed.........    (1,945)
Transaction costs...............................................     2,622
                                                                 ---------
     Total purchase price.......................................  $129,995
                                                                 =========

    The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 Consolidated Balance Sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory is valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the preliminary purchase price over the fair value of the net assets acquired has been allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2005, the Company reduced its CATC goodwill by approximately $2.0 million as a result of a reversal of a valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. The final purchase price allocation is summarized below (in thousands):

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     Cash                                                   $    46,466
     Accounts receivable                                          2,296
     Inventory                                                    3,710
     Other current assets                                           133
     Fixed assets                                                   663
     Other assets                                                    28
     Deferred tax asset, net                                        367
     In-process research and development                          2,190
     Purchased technology                                         3,080
     Purchased trade name                                            70
     Purchased purchase orders                                       90
     Goodwill                                                    76,974
     Current liabilities assumed                                 (5,420)
     Long-term liabilities assumed                                 (652)
                                                            -----------
     Total purchase price                                      $129,995
                                                            ===========


    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying values as of December 31, 2005 (in thousands):


                                                                   WEIGHTED
                                                                   AVERAGE                    ACCUMULATED
                                                                    LIVES          COST      AMORTIZATION      NET
                                                                   -------        ------     ------------     -----
   Amortizable intangible assets:
       Purchased technology...................................... 2.0 years        $3,080          2,023   $    1,057

       Purchased trade name.......................................1.0 year             70             70           -

       Purchased purchase orders..................................0.2 years            90             90           -
                                                                              -----------   ------------  -----------
     Total intangibles purchased..................................               $  3,240      $   2,183    $   1,057
                                                                              ===========   ============  ===========

    Amortization expense for intangible assets acquired in the Merger was $0.5 million and $0.9 million for the three and six months ended December 31, 2005, respectively, of which $0.5 million and $0.9 million was recorded in Cost of revenues and $6,000 and $23,000 was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations, respectively.

    The amortization expense related to intangible assets acquired in the Merger for the remainder of fiscal 2006 and 2007 is expected to be $0.5 million and $0.6 million, respectively.

    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge was included in Research and development expense in the Consolidated Statement of Operations for that period.

    The Consolidated Statements of Operations for the three and six months ended December 31, 2005 includes the results of operations of CATC. The following (unaudited) pro forma consolidated results of operations for the three and six months ended December 31, 2004 have been prepared as if the Merger had occurred at the beginning of each period (in thousands, except per share data):

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
(In thousands, except per share data)                              December 31, 2004             December 31, 2004
                                                                   -----------------             -----------------

Revenues.........................................................      $43,235                         $83,317
Net loss before non-recurring charges directly attributable to
the Merger applicable to common stockholders ....................      ($1,884)                        ($3,725)
Net loss per share before non-recurring charges directly
attributable to the Merger- basic ...............................       ($0.16)                         ($0.32)
Net loss per share before non-recurring charges directly
attributable to the Merger - diluted ............................       ($0.16)                         ($0.32)


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

3. SHARE-BASED COMPENSATION

         Share-Based Compensation

    Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period. Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

    On July 3, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the deferred stock compensation at June 30, 2005 of $8.6 million relating to previous grants of restricted stock and stock options assumed in the Merger were offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three and six months ended December 31, 2005 is $1.5 million and $2.9 million, respectively.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    As a result of adopting SFAS 123R on July 3, 2005, the Company's income before income taxes and net income for the three months ended December 31, 2005 are $0.9 million and $0.6 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. For the six months ended December 31, 2005, the Company's income before income taxes and net income are $1.4 million and $1.0 million lower, respectively, under SFAS 123R. Basic and diluted earnings per share for the three months ended December 31, 2005 would both have been $0.23 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.18 and $0.17, respectively. Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $0.45 and $0.44, respectively, compared to reported basic and diluted earnings per share of $0.36. Under APB No. 25, restricted stock was historically being expensed.

    On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the three and six months ended December 31, 2005, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

    The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the three and six months ended December 31, 2004, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):


                                                                            Three Months Ended           Six Months Ended
                                                                             December 31, 2004            December 31, 2004
                                                                         --------------------------   -----------------------

Net loss, as reported ................................................             $ (2,869)                    $ (567)
Add: stock-based compensation expense included in reported ...........                  416                        698
  net loss, net of income taxes
Deduct: stock-based compensation expense determined under ............                 (964)                    (1,632)
  fair value-based method for all awards, net of income taxes
                                                                                ------------               ------------
Pro forma net loss applicable to common stockholders .................             $ (3,417)                   $(1,501)
                                                                                ============               ============

Net loss per common share applicable to common stockholders:
  Basic and diluted, as reported .....................................              $ (0.25)                   $ (0.05)
  Basic and diluted, pro forma .......................................              $ (0.29)                   $ (0.13)



    Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three and six months ended December 31, 2005, there was no excess tax benefit recognized resulting from share-based compensation cost.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

    The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended December 31, 2005 and 2004.


                                               THREE MONTHS                          THREE MONTHS
                                                   ENDED        SIX MONTHS ENDED        ENDED            SIX MONTHS ENDED
                                             DECEMBER 31, 2005  DECEMBER 31, 2005   DECEMBER 31,2004     DECEMBER 31, 2004
                                             -----------------  -----------------   ----------------    ------------------
Expected holding period (years)................   5.0                 5.0                5.9                     5.9
Risk-free interest rate .......................   4.23%           3.86% - 4.23%      3.31% - 3.72%           3.31% - 3.72%
Weighted average risk-free interest rate ......   4.23%              4.08%               3.34%                   3.34%
Dividend yield.................................   0.0%                0.0%               0.0%                     0.0%
Expected volatility............................  61.8%            61.8% - 64.9%      67.3% - 69.1%           67.3% - 69.1%
Weighted average expected volatility...........  61.8%               62.9%              69.0%                    69.0%
Fair value of options granted..................  $8.43            $7.91 - $8.43     $10.03 - $12.67         $10.03 - $12.67
Weighted  average  fair  value  of  options
granted........................................  $8.43               $8.25              $11.04                  $11.04

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

    The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. No more than 2,608,696 shares of Common Stock were allowed to be issued pursuant to the exercise of incentive stock options granted under the 1993 Plan. This limitation did not apply to non-qualified stock options or restricted stock awards that were granted under the 1993 Plan. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four-year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally ten years from the date of grant. As of December 31, 2005, there were 1,460,438 options outstanding under the 1993 Plan, of which 1,321,068 options were vested.

    In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "ESPP") and reserved for issuance an aggregate of 434,783 shares of Common Stock. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


the offering period. On October 29, 2003, the Company's shareholders approved the extension of the expiration of the ESPP from June 7, 2005 to November 30, 2006 and increased the number of shares available for issuance under the ESPP from 434,783 to 684,783 shares. On October 26, 2005, the Company's shareholders approved the extension of the expiration of the ESPP from November 30, 2006 to November 30, 2011 and increased the number of shares available for issuance under the ESPP from 684,783 to 1,060,000 shares. Through December 31, 2005, a total of 532,962 shares have been issued under the ESPP including 40,449 shares for the six months ended December 31, 2005 and 56,214, 49,141 and 45,820 shares for the years ended June 30, 2005, 2004 and 2003, respectively. As of December 31, 2005, 527,038 shares are available for future issuance.

    In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of December 31, 2005, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. On October 26, 2005, the Company's shareholders approved amendments to the 1998 Plan to extend the termination date of the 1998 Plan to October 27, 2010 and to provide for the ability to grant restricted stock awards under the 1998 Plan. Pursuant to the 1998 Plan, each non-employee director receives either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Additionally, each non-employee director will receive annually a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Prior to the amendments dated October 26, 2005 and October 25, 2000, the annual award to each non-employee director was 7,000 stock options and 5,000 stock options, respectively, all exercisable at the market price on the date of grant and vesting immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of December 31, 2005, there were 238,670 options outstanding under the 1998 Plan, of which 231,586 options were vested.

    On October 29, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company's common stock on the date of grant. The initial aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan shall not exceed 910,167 shares. On October 26, 2005, the Company's shareholders approved amendments to the 2003 Plan to allow for awards under the 2003 Plan based on performance criteria which awards may then qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code and to increase from 910,167 to up to 1,560,167 shares the number of shares of Common Stock reserved for issuance under the 2003 Plan. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There are no performance-based awards approved for fiscal 2006. The 2003 Plan expires on October 29, 2013. As of December 31, 2005, there were 70,068 options outstanding under the 2003 Plan, of which 15,818 options were vested.

    In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The adoption of the 2004 Plan did not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares). The options were issued with vesting periods of four to six years. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the 2004 Plan. The 2004 Plan expires on October 29, 2014. As of December 31, 2005, there were 189,377 options outstanding under the 2004 Plan, of which 17,036 were vested.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to FIN 44, the 648,284 unvested stock options, as well as certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The $5.1 million fair value of the new awards was included in the purchase price, less the intrinsic value of unvested options of $1.9 million, which, during the period from October 29, 2004 to June 30, 2005, was being charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. In connection with the adoption of SFAS 123R, the remaining unamortized deferred compensation was offset against additional paid-in capital on the date of adoption and compensation cost for unvested options under the LeCroy (CATC) Plans is being recognized over the remaining vesting period using the fair value of the options on the date of the Merger. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the LeCroy (CATC) Plans. As of December 31, 2005, there were 487,237 options outstanding under the LeCroy
(CATC) Plans, of which 241,350 options were vested.

    Stock option transactions for the six months ended December 31, 2005 under all plans are as follows:


                                                                               WEIGHTED
                                                                                AVERAGE      AGGREGATE
                                                                               REMAINING     INTRINSIC
                                            NUMBER OF     WEIGHTED AVERAGE    CONTRACTUAL      VALUE
                                             SHARES        EXERCISE PRICE     TERMS (YEARS)    ($000)
                                           ----------     ----------------    -------------  ---------
   Outstanding at June 30, 2005...........   2,784,288         $ 16.05

   Granted................................      16,500           14.56
   Exercised..............................     (65,690)          11.16
   Expired................................      (6,000)          15.75
   Forfeited .............................    (282,407)          18.45
                                              --------
   Outstanding at December 31, 2005.......   2,446,691           15.88         5.26           $4,509
                                             =========

   Vested and expected to vest at
   December 31, 2005......................   2,302,504         $  15.92        6.40           $4,162
                                            +=========
   Exercisable at December 31, 2005.......   1,827,759         $  16.61        5.57           $3,060
                                            ==========


    The weighted-average grant-date fair value of the stock options granted during the three and six months ended December 31, 2005 was $8.43 and $8.25 per share, respectively. The weighted-average grant-date fair value of the stock options granted during the three and six months ended December 31, 2004 was $11.04 per share for both periods. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2005 was $0.2 million and $0.3 million, respectively as compared to $0.5 million and $0.6 million for the three and six months ended December 31, 2004, respectively. The fair value of stock options vested during the three and six months ended December 31, 2005 was $0.7 million and $2.0 million, respectively.

    As of December 31, 2005, there was approximately $3.1 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.74 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended December 31, 2005 and 2004.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


         Restricted Stock

    Compensation expense for restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for unvested restricted stock was reported as deferred stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective July 3, 2005, deferred stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of December 31, 2005. During the six months ended December 31, 2005 there were 66,000 shares of restricted stock granted. Of these shares, 25,000 were issued under the 1998 Plan to non-employee directors and were immediately vested and 41,000 shares were issued to employees under the 2003 Plan with 4-year vesting. In fiscal 2005, 198,030 and 70,000 shares of restricted stock were granted under the 2003 Plan and 2004 Plan, respectively, with various vesting conditions ranging from three to four years. During fiscal 2005, 2,300 of shares issued under the 2003 Plan were forfeited as a result of employee terminations and the corresponding compensation expense and remaining deferred compensation amounts were reversed. An additional 86,130 shares vested during the fiscal 2005 period. In fiscal 2004, 365,000 shares of restricted stock were granted under the 2003 Plan with long-term cliff vesting conditions of three to five years to certain key employees. During the six months ended December 31, 2005, 32,000 of these shares were forfeited as a result of employee terminations and corresponding compensation expense of $0.1 million recorded in previous periods was reversed. An additional 17,650 shares vested during the six months ended December 31, 2005. Under the 2004 Plan, 5,000 shares vested during the six months ended December 31, 2005. As of December 31, 2005, 465,950 shares are unvested under the 2003 Plan and 65,000 shares are unvested under the 2004 Plan.

    The following table summarizes transactions related to restricted (non-vested) stock for the six months ended December 31, 2005:


                                                                      WEIGHTED AVERAGE
                                                          NUMBER OF      GRANT DATE
                                                           SHARES        FAIR VALUE
                                                         ----------   -----------------
Restricted (non-vested) stock at June 30, 2005.......      544,600        $  17.40

Granted..............................................       66,000           15.34
Vested...............................................      (47,650)          15.57
Forfeited ...........................................      (32,000)          17.79
                                                           -------
Restricted (non-vested) stock at December 31, 2005...      530,950           17.33
                                                           =======

    As of December 31, 2005, there was approximately $6.3 million of total unrecognized compensation cost related to restricted (non-vested) stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.62 years. No compensation cost related to restricted stock grants was capitalized in inventory or any other assets for the three and six months ended December 31, 2005 and 2004.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    The following table summarizes information about stock options outstanding at December 31, 2005:


                                                         OPTIONS OUTSTANDING AT               OPTIONS EXERCISABLE AT
                                                            DECEMBER 31, 2005                    DECEMBER 31, 2005
                                               -----------------------------------------     ---------------------
                                                                WEIGHTED   WEIGHTED AVERAGE                  WEIGHTED
                                                                 AVERAGE       REMAINING                      AVERAGE
    OPTION EXERCISE PRICE                       NUMBER OF       EXERCISE   CONTRACTUAL LIFE    NUMBER OF     EXERCISE
         RANGE                                   SHARES           PRICE         (YEARS)         SHARES         PRICE
   ---------------                             ----------     ----------- -----------------  -----------   ---------
   $ 1.35 - $12.00..........................       494,216      $  8.58           6.26            338,281    $  8.29
   $12.01 - $18.00..........................     1,175,042        14.89           6.00            750,379      14.90
   $18.01 - $24.00..........................       715,122        21.39           3.60            676,788      21.51
   $24.01 - $37.00..........................        62,311        29.16           2.52             62,311      29.16
                                                ----------                                     ----------
     Total..................................     2,446,691        15.88           5.26          1,827,759      16.61
                                                 =========                                     ==========

    Of the total stock options outstanding, 1,827,759 and 1,860,699 options were exercisable at December 31, 2005 and June 30, 2005, respectively. Stock options and restricted stock awards available for grant under all plans were 1,170,581 and 1,223,502 at December 31, 2005 and June 30, 2005, respectively.

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

     Test and measurement products revenue. The Company generates test and measurement product revenue from the sales of oscilloscopes and application solutions, protocol analyzers, probes and accessories. Provisions for warranty costs are recorded at the time products are shipped. Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the application solutions. All sales of test and measurement products are based upon separately established prices for the items and are recorded as revenue according to the above revenue recognition criteria. Revenues from these products are included in revenues from Test and measurement products in the Consolidated Statements of Operations. Certain software is embedded in the Company's oscilloscopes, but the embedded software component is considered incidental.

     In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company's higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, " Accounting for Leases." Lease and rental revenues are reported within Test and measurement product revenue and were not material in the first half of fiscal 2006.

     Software license revenue. The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9").

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

     Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element-arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element-arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Consolidated Statements of Operations. There was no revenue from perpetual software license agreements for the three and six months ended December 31, 2005 and 2004.

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

     Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company's strategy for distributing this product line was the use of a buy-sell distribution channel. This was the Company's initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes; the Company was unable to sufficiently estimate the amounts of potential product returns. In the fourth quarter of fiscal 2005, having had four full quarters of experience with this product and channel with no significant returns, the Company had sufficient data to estimate potential returns and in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS 48"), recognized previously deferred revenue of $2.6 million. Revenue related to WaveSurfers sold to distributors is now being recognized upon shipment to the distributor, rather than upon the sale of the unit by the distributor to the end user and a provision for expected returns is recognized.

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin, ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $0.3 million for each of the three months ended December 31, 2005 and 2004 and $0.6 million for each of the six months ended December 31, 2005 and 2004. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of December 31, 2005, the remaining deferred license fees balance from the adoption of SAB 101 was $17,000 which is reflected in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

5. RESTRUCTURING AND ASSET IMPAIRMENT

    During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million. As of December 31, 2005, all of the accrued severance costs and other related expenses have been paid.

    During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure the organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of December 31, 2005, approximately $0.5 million of severance has been paid and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007.

    Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, the Company recorded a $1.5 million non-cash charge to Cost of revenues for the impairment of a related intangible asset.

    Finally, in the fourth quarter of fiscal 2005, the Company realigned some of its business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. As of December 31, 2005, approximately $0.7 million of severance has been paid and $0.2 million of facility charges have been paid in cash or written off and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2006.

6. DERIVATIVES

    The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," as amended ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company's foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other expense, net in the Consolidated Statements of Operations.

    The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

    As of December 31, 2005, the Company has the following derivative instruments:

    Interest Rate Swap

     As required by the terms of the Credit Agreement (See Note 15 - Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement.

    The Credit Agreement obligates the Company to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan (see Note 15) for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is not designated as a cash flow hedge under SFAS 133. Accordingly, changes in the fair value of the swap are charged or credited to operations. In accordance with the interest rate swap transaction, the Company pays interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap was a benefit of approximately ($8,000) during the three months ended December 31, 2005 and was expense of approximately $14,000 during the six months ended December 31, 2005. The notional amount as of December 31, 2005 and June 30, 2005 was approximately $21.3 million and $23.1 million, respectively. The fair value of the interest rate swap as of December 31, 2005 is $0.3 million compared to $66,000 at June 30, 2005 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at each respective date. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheet as of December 31, 2005 and the change in fair value of $56,000 and $0.3 million is recognized in Interest income in the Consolidated Statement of Operations for the three and six months ended December 31, 2005, respectively.

    Forward foreign exchange contracts

    The Company may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently as Other (expense) income, net in the Consolidated Statement of Operations.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    The net losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $82,000 and $0.2 million for the three and six months ended December 31, 2005, respectively, as compared to net gains of $0.6 million and $0.5 million for the three and six months ended December 31, 2004, respectively. These amounts are included in Other expense, net in the Consolidated Statements of Operations and include gross foreign exchange contract gains of $9,000 and $57,000 for the three and six months ended December 31, 2005, respectively, and $0.6 million for each of the three and six month periods ended December 31, 2004. At December 31, 2005 and June 30, 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $9.2 million and $9.8 million, respectively.

7. COMPREHENSIVE INCOME (LOSS)

    The following table presents the components of comprehensive income (loss) (in thousands):


                                                       Three months ended          Six months ended
                                                           December 31,              December 31,
                                                  -------------------------  ------------------------
                                                       2005           2004        2005          2004
                                                  ----------     ----------  ----------   -----------

Net income (loss) ..............................     $2,177        ($2,869)     $4,410         ($567)
Unrealized loss on marketable securities .......         --             --          --            (3)
Plus: reclassification adjustment for realized
losses incl ded in net (loss) ..................         --             16          --            16
Foreign currency translation (loss) gain .......        (60)         1,690        (160)        1,586
                                                  ----------     ----------  ----------   -----------
Comprehensive income (loss) ....................     $2,117        ($1,163)     $4,250        $1,032
                                                  ==========     ==========  ==========   ===========



8. ACCOUNTS RECEIVABLE, NET

    The Company has agreements with two of its customers, who are also vendors, which provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At both December 31, 2005 and June 30, 2005, the Company netted approximately $2.3 million of accounts receivable against accounts payable on the Consolidated Balance Sheets related to these agreements.

9. INVENTORIES, NET

    Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

                                                  DECEMBER 31,  JUNE 30,
                                                      2005      2005 (1)
                                                  ----------  ----------

   Raw materials.............................      $   4,957   $    4,284
   Work in process...........................          5,997        3,425
   Finished goods............................         18,670       19,952
                                                   ---------   ----------
                                                   $  29,624   $   27,661
                                                   =========   ==========

    (1) Approximately $5.6 million of inventory classified as raw materials as of June 30, 2005 has been reclassified to finished goods to conform to the current year presentation.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    The value of demonstration units included in finished goods was $10.4 million and $10.8 million at December 31, 2005 and June 30, 2005, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

    In the second quarter of fiscal 2005, as a result of the Merger, the Company reviewed the long-term product support policies in place at LeCroy and at CATC prior to the Merger with an aim toward developing one policy to best serve customers. In connection with the resultant change in policy, as well as changes in the Company's product support strategy, the Company recorded a $2.7 million non-cash charge to cost of revenue in the Consolidated Statement of Operations for the write-off of excess parts.

10. OTHER CURRENT ASSETS

    Other current assets consist of the following (in thousands):

                                                       DECEMBER 31,  JUNE 30,
                                                           2005        2005
                                                      ----------     ----------
   Deferred tax assets, net.......................... $    9,000     $    9,000
   Other receivables.................................        829            456
   Value-added tax...................................        616            565
   Other.............................................      3,836          2,660
                                                      ----------     ----------
                                                      $   14,281     $   12,681
                                                      ==========     ==========

11. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following (in thousands):

                                                       DECEMBER 31,   JUNE 30,
                                                           2005         2005
                                                      ------------  -----------
   Land, building and improvements................... $    15,515   $    15,494
   Furniture, machinery and equipment................      28,999        28,638
   Computer software and hardware....................      16,098        15,712
                                                      -----------   -----------
                                                           60,612        59,844
   Less: Accumulated depreciation and amortization...     (41,943)      (40,766)
                                                      -----------   -----------
                                                      $    18,669   $    19,078
                                                      ===========   ===========

    Depreciation and amortization expense was $1.2 million and $1.3 million for the three-month periods ended December 31, 2005 and 2004, respectively. Depreciation and amortization for the six-month periods ended December 31, 2005 and 2004 was $2.5 million for each period.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



12. GOODWILL AND OTHER NON-CURRENT ASSETS

    Goodwill and Other non-current assets consist of the following (in thousands):

                                                     DECEMBER 31,  JUNE 30,
                                                         2005        2005

   Goodwill........................................   $  78,848   $   78,848
                                                      =========   ==========

   Intangibles, net................................   $   4,313   $    5,783
   Deferred tax assets, net........................       3,651        5,446
   Other...........................................       1,948        1,530
                                                      ---------   ----------
                                                      $   9,912   $   12,759
                                                      =========   ==========

    Under SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2005 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first half of fiscal 2006.

    The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets included in other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):


                                                                       ORIGINAL
                                                                       WEIGHTED      DECEMBER 31,     JUNE 30,
                                                                     AVERAGE LIVES       2005           2005
                                                                     -------------  ---------------   --------

   Amortizable intangible assets:
       Technology, manufacturing and distribution rights..........    2.96 years       $   6,737    $   11,737
       Patents and other intangible assets........................    3.39 years           1,073         1,073
       Accumulated amortization...................................                        (3,497)       (7,027)
                                                                                       ---------    ----------
     Net carrying amount..........................................                     $   4,313    $    5,783
                                                                                       =========    ==========


    Amortization expense for intangible assets, all with finite lives, was $0.7 million and $1.5 million for the three and six months ended December 31, 2005, respectively as compared to $0.9 million and $1.2 million for the three and six months ended December 31, 2004, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized on a straight-line basis over the estimated economic life of the asset. For the six months ended December 31, 2005, certain technology rights totaling $5.0 million were fully amortized and removed from the Consolidated Balance Sheet due to contract expiration. Management estimates intangible assets amortization expense on a straight-line basis will approximate $1.1 million for the remainder of fiscal 2006 and $1.8 million, $0.9 million, and $0.5 million for fiscal 2007, 2008 and 2009, respectively.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following (in thousands):

                                                               DECEMBER 31,  JUNE 30,
                                                                   2005        2005
                                                               -----------  ----------
   Compensation and benefits...............................     $   5,602   $    5,279
   Income taxes............................................         3,178        3,046
   Deferred license fee revenue, current portion...........            17          665
   Warranty................................................           932          971
   Deferred revenue, current portion.......................         1,132        1,049
   Retained liabilities from discontinued operations.......           160          160
   Other current liabilities...............................         3,031        3,472
                                                                ---------   ----------
                                                                $  14,052   $   14,642
                                                                =========   ==========

14. WARRANTIES

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

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three and six months ended December 31, 2005 and 2004 (in thousands):


                                                                      Three months ended    Six months ended
                                                                         December 31,         December 31,
                                                                  ---------------------   ---------------------
                                                                     2005         2004        2005        2004
                                                                     ----         ----        ----        ----
Balance at beginning of period .............................         $962       $1,241        $971      $1,247
Accruals for warranties entered into during the period .....          300          451         646         868
Warranty costs incurred during the period ..................         (330)        (425)       (685)       (848)
Warranty liability assumed in the Merger ...................            -          105           -         105
                                                                  --------   ----------   ---------    --------
Balance at end of period ...................................         $932       $1,372        $932      $1,372
                                                                  ========   ==========   =========    ========

    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of December 31, 2005, there have been no claims under such indemnification provisions.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



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

15. LONG-TERM DEBT AND CAPITAL LEASES

    On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's prior $25.0 million revolving credit facility with The Bank of New York. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan have been used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of December 31, 2005, the Company has not borrowed against the Revolver or the letter of credit sub-facility.

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

    Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2005, the Company was in compliance with its financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of December 31, 2005, the Company has repaid $11.2 million of the principal balance of this loan. The outstanding balance to be repaid is approximately $4.4 million for the remainder of fiscal 2006 and $9.4 million, $10.6 million, $11.9 million and $2.5 million for the fiscal years ending June 2007, 2008, 2009 and 2010, respectively.

    The Company incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. At December 31, 2005, the remaining balance of unamortized fees of $0.4 million were included in Other current assets and $0.5 million were included in Other non-current assets on the Consolidated Balance Sheets.

    As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (See Note 6 - Derivative Instruments).

    In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of December 31, 2005). No amounts were outstanding under these facilities as of December 31, 2005 and June 30, 2005. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of December 31, 2005). As of December 31, 2005 and June 30, 2005, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that the Company is unable to meet its financial obligations to those suppliers.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    The Company had a five year $2.0 million capital lease line of credit that expired in November 2005, that bore interest at 12.2%, to fund certain capital expenditures. As of December 31, 2005, there were no outstanding borrowings under this line of credit.

    During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At December 31, 2005, the Company's outstanding balance under these agreements was $0.8 million of which $0.5 million was included within Current portion of long-term debt and capital leases and $0.3 million was included within Long-term debt in the Consolidated Balance Sheet. Under these capital lease obligations, payments, including interest, are $0.2 million for the remainder of fiscal 2006 and $0.5 million and $0.1 million for fiscal years 2007 and 2008, respectively.

16. COMMITMENTS AND CONTINGENCIES

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including the Company, filed a Motion to Dismiss for lack of standing, contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. On October 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the dismissal with prejudice. The appeal is ongoing and the outcome cannot be predicted. The Company intends to defend itself vigorously in this litigation.

    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending, including that described above, that the Company expects to be material to its business, results of operations, financial condition or cash flows.

17. EARNINGS PER COMMON SHARE

    The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per share computations for the three and six months ended December 31, 2005 and 2004:

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                      Three months ended            Six months ended
                                                                         December 31,                  December 31,
                                                                   --------------------------   -------------------------
                                                                      2005           2004         2005           2004
                                                                      ----           ----         ----           ----
Numerator:
Net income (loss) .............................................        $2,177        $(2,869)      $4,410          $(567)
                                                                   ===========    ===========   ==========    ===========

Denominator:
Weighted average shares outstanding:
        Basic .................................................        12,195         11,655       12,149         11,633
        Employee stock options and other ......................           272             --          253             --
                                                                   -----------    -----------   ----------    -----------
        Diluted ...............................................        12,467         11,655       12,402         11,633
                                                                   ===========    ===========   ==========    ===========

    The computation of diluted net income per common share for the three and six months ended December 31, 2005 does not include approximately 2.0 million of stock options and warrants to purchase common stock as the effect of their inclusion would have been antidilutive to earnings per share. The computation for both the three and six months ended December 31, 2004 does not include approximately 3.8 million of stock options and warrants to purchase common stock as the effect of their inclusion would have been antidilutive to earnings per share.

18. INCOME TAXES

    The effective income tax rate for the three and six months ended December 31, 2005 was 37.9% and 38.1%, respectively, compared to an effective income tax (benefit) rate of (12.2%) and 247.0% for the three and six months ended December 31, 2004, respectively. Under the provisions of SFAS 123R, which the Company adopted on July, 3, 2005, only the portion of share-based compensation expense that is expected to result in a future tax deduction is considered deductible for tax accounting purposes. The non-deductible portion represents permanent differences which resulted in the higher effective tax rate in the three months ended December 31, 2005 than in the comparable prior year period. In addition, the effective income tax benefit rate for the three months end December 31, 2004 of (12.2%) was impacted by nondeductible purchased IPR&D charges associated with the Merger. The effective tax rate for the six months ended December 31, 2004 was based on the estimated annual normalized projected effective tax rate of 37%, increased by the discrete nondeductible IPR&D charges associated with the Merger. The increase for the nondeductible IPR&D charges resulted in the higher effective rate as compared to the six months ended December 31, 2005.

    On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company elected to apply this provision to certain repatriations of qualifying earnings in fiscal year 2005. The Company elected to repatriate $22.1 million pursuant to its approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.2 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during the three-month period ended December 31, 2004.

19. SEGMENT AND GEOGRAPHIC REVENUE

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):



                               Three Months Ended               Six Months Ended
                                  December 31,                     December 31,
                          -----------------------------   ----------------------------
                                 2005             2004            2005           2004
                          ------------  ---------------   -------------   ------------

North America                 $14,066         $ 14,125         $28,392        $24,234
Europe/Middle East             14,558           14,300          24,994         25,130
Japan                           5,022            4,312          10,588         10,823
Asia/Pacific                    8,376           10,051          19,106         18,106
                          ------------  ---------------   -------------   ------------
  Total Revenues              $42,022         $ 42,788         $83,080        $78,293
                          ============  ===============   =============   ============


    Total net assets by geographic area are as follows (in thousands):


                                               December 31,     June 30,
                                                  2005            2005
                                              -------------   -------------

North America ............................        $173,011        $170,685
Europe/Middle East .......................          12,097          11,241
Japan ....................................           5,141           6,328
Asia/Pacific .............................           5,248           4,914
                                              -------------   -------------
  Total net assets .......................        $195,497        $193,168
                                              =============   =============

    Total long-lived assets (1) by geographic area are as follows (in thousands):

                                              December 31,     June 30,
                                                 2005            2005
                                             -------------   -------------

North America ............................      $ 104,295       $ 103,921
Europe/Middle East .......................            528             525
Japan ....................................            329             456
Asia/Pacific .............................            399             419
                                             -------------   -------------
  Total long-lived assets ................      $ 105,551       $ 105,321
                                             =============   =============

(1) Long-lived assets presented in the table above exclude non-current deferred tax assets.

20. NEW ACCOUNTING PRONOUNCEMENTS

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...."  SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 apply to inventory costs beginning in fiscal year 2006. The adoption of SFAS 151 on July 3, 2005 had no impact on the Company's results of operations or financial condition.

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

    In June 2005, the FASB issued FASB Staff Position ("FSP") 143-1, "Accounting for Electronic Equipment Waste Obligations." This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. This FSP 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. It is expected that the law will be adopted by certain EU countries in fiscal 2006 and that the Company will be required to adopt the provisions of FSP-143-1 at that time. Management is currently evaluating the impact of FSP 143-1. The effects will depend on the respective laws adopted by the EU member countries.

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

    Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profits represent revenues less cost of revenues. Additional factors integral to gross profit earned on our products are mix, as the list prices of our products range from $3,000 to $106,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar-denominated.

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

    We believe our ongoing strategy of quickly identifying opportunities and customer needs in fundamental technology markets and capitalizing on those opportunities through well-planned, efficient and timely key product introductions has also contributed to our recent increase in revenues. For instance, in October 2003, in anticipation of renewed but tentative capital spending in the technology industry, we introduced our WaveRunner 6000 family of oscilloscopes, a unique software platform built upon a solid hardware platform designed to take advantage of demand for mid-tier competitively priced, powerful oscilloscopes. During the third quarter of fiscal 2006, we introduced a new line of mid-range, high performance, WaveRunner(R) digital oscilloscopes that feature big, bright displays while occupying minimal space on a crowded bench.

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

    In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004, we completed the acquisition of Computer Access Technology Corporation ("CATC") to complement our expanding portfolio of serial data test solutions. This division, Protocol Solutions Group, has grown significantly over the previous year and now represents about 15% of our total business. The acquisition of CATC is described more fully below. Also, in January 2006 we announced that we have entered into a memorandum of understanding with Iwatsu Electric Corporation to acquire a new low-end product line, to be launched as the WaveJet Family, that should expand our presence in the low-end oscilloscope market. The transaction, which is expected to cost between $2.0 and $3.0 million, is expected to close in the middle of the third quarter of fiscal 2006.

CATC ACQUISITION

    On October 29, 2004, we completed our acquisition of 100% of the outstanding common stock of CATC(the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the Merger. Through our acquisition of CATC, we expect to capitalize on the increasing demand for serial data test instruments, leverage our global, technical, direct sales force to accelerate the growth of CATC's products, strengthen our position in the data storage market, increase penetration into the computer market, expand gross profit, increase operating leverage leading to expanded operating profit and increase cash generation capabilities.

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, we paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan purchase rights. Further, we assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. As a result of the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values, the remaining unamortized deferred compensation was charged off to Additional paid-in capital in the Consolidated Balance Sheet in the first fiscal quarter of 2006. (See "Critical Accounting Policies" below). LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under our $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. For more information see Notes 2 and 15 to the Consolidated Financial Statements.

RESTRUCTURING

    During the second quarter of fiscal 2005, as a result of the Merger, we adopted a plan to restructure our organization and fine tune our product strategy. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of $0.6 million, all recorded in selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of December 31, 2005, $0.5 million of severance has been paid and $0.1 million remains in accrued expenses and other current liabilities in the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007. Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, we took a $1.5 million non-cash charge to cost of revenue for the impairment of a technology asset.

    Finally, in the fourth quarter of fiscal 2005, we realigned some of our business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. As of December 31, 2005, approximately $0.7 million of severance has been paid and $0.2 million of facility charges have been paid in cash or written off and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2006.

CRITICAL ACCOUNTING POLICIES

     The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could be different from these estimates.

     These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which include a description of our critical accounting policies involving significant judgment by LeCroy's management. In particular, judgment is used in areas such as revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets, estimation of warranty liabilities and valuation of goodwill.

    In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected forfeiture rate and expected term of the option. Management also makes decisions regarding the method of calculating expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that effect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 3 to the Consolidated Financial Statements for additional information.) There have been no other changes in our critical accounting policies since June 30, 2005.

CONSOLIDATED RESULTS OF OPERATIONS

    The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three-months and six-months ended December 31, 2005 and 2004.

                                                Three months ended              Six months ended
                                                   December 31,                    December 31,
                                            ---------------------------   -----------------------------
(Unaudited)                                     2005           2004           2005            2004
                                            -------------    ----------   -------------   -------------
Revenues:
  Test and measurement products .........           95.2 %        94.4 %          95.2 %          94.1%
  Service and other .....................            4.8           5.6             4.8             5.9
                                            -------------    ----------   -------------   -------------

    Total revenues ......................          100.0         100.0           100.0           100.0
Cost of revenues ........................           39.1          51.8            39.1            47.2
                                            -------------    ----------   -------------   -------------

    Gross profit ........................           60.9          48.2            60.9            52.8

Operating expenses:
  Selling, general and administrative ...           32.3          35.1            32.3            34.9
  Research and development ..............           18.6          20.6            18.3            17.3
                                            -------------    ----------   -------------   -------------
    Total operating  expenses ...........           50.9          55.7            50.6            52.2

Operating income (loss) .................           10.0          (7.5)           10.3             0.6
  Other (expense), net ..................           (1.6)         (0.1)           (1.7)           (0.1)
                                            -------------    ----------   -------------   -------------

Income (loss) before income taxes .......            8.4          (7.6)            8.6             0.5
  Provision for (benefit from) income taxes          3.2          (0.9)            3.3             1.2
                                            -------------    ----------   -------------   -------------
Net income (loss) .......................            5.2 %        (6.7)%           5.3 %          (0.7)%
                                            =============    ==========   =============   =============



COMPARISON OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

    Total revenues were $42.0 million in the second quarter of fiscal 2006, compared to $42.8 million in the second quarter of fiscal 2005, a decrease of 1.8%, or $0.8 million, in both Test and measurement products and in Services. Foreign currency fluctuations reduced total revenues by approximately $1.4 million in the second quarter of fiscal 2006 compared to the same period last year. In Test and measurement products, offsetting the decrease from currency fluctuations were sales from the Protocol Solutions Group ("PSG," formally "CATC") which increased significantly from the prior year resulting in a net decrease of only 1.0% in total Test and measurement products. In addition, there were three months of revenue and expenses related to PSG in the second quarter of fiscal 2006 compared to only two months in the comparable prior year period. Demand for oscilloscopes remained stable in the high-end and mid-range products, but there was a slowing of orders at the low end of our product range in anticipation of impending product introductions in this market space in the third quarter of fiscal 2006.

    Service and other revenues primarily consist of service revenues and license and maintenance fees. Service revenue decreased 15.9% to $2.0 million in the second quarter of fiscal 2006 from $2.4 million in the same period last year. The decrease primarily resulted from a decrease in other service revenues from the sale of locally provided items in our foreign operations, but was also impacted by the foreign currency fluctuations. In the third quarter of fiscal 2005, based on our review and analysis of the then current classification of service kits, we made the decision to reclassify service kit revenue to product revenue from its historical classification. For the three months ended December 31, 2004, $1.1 million of service kit revenue was reclassified as product revenue to conform to the fiscal 2006 presentation. Service and other revenue in the second quarter of both fiscal 2006 and 2005 includes $0.3 million of revenue that was deferred with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

                                                    THREE MONTHS ENDED
                                                       DECEMBER  31,
   (IN THOUSANDS)                                       (UNAUDITED)
                                                  -----------------------
                                                     2005          2004
                                                  ---------     ---------
   North America..............................    $  14,066     $  14,125
   Europe/Middle East.........................       14,558        14,300
   Japan......................................        5,022         4,312
   Asia/Pacific...............................        8,376        10,051
                                                  ---------     ---------
      Total revenues..........................    $  42,022     $  42,788
                                                  =========     =========

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                            (UNAUDITED)
                                                      ----------------------
                                                       2005            2004
                                                      ------          ------
   North America..............................          33.5%           33.0%
   Europe/Middle East.........................          34.6            33.4
   Japan......................................          12.0            10.1
   Asia/Pacific...............................          19.9            23.5
                                                      ------          ------
      Total revenues..........................         100.0%          100.0%
                                                      ======          ======

    Gross profit in the second quarter of fiscal 2006 was $25.6 million, or 60.9% gross margin, compared to $20.6 million, or 48.2% gross margin in the same period in fiscal 2005. The lower gross margin in fiscal 2005 was primarily attributable to Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the impairment of an intangible asset due to a change in our manufacturing strategy. In the second quarter of fiscal 2006 there were no similar write-downs effecting gross margin, however, we received a price reduction from a vendor for inventory purchases which positively impacted our gross margin by about 2.0%.

    Selling, general and administrative ("SG&A") expense was $13.6 million in the second quarter of fiscal 2006 compared to $15.0 million in the second quarter of fiscal 2005, a decrease of 9.6% or $1.4 million. The decrease was mainly the result of approximately $2.2 million in personnel-related expenses due to lower headcount and prior year office closings, and lower legal and consulting expenses. These decreases were partially offset by an increase of $0.5 million in non-cash share-based compensation expense and $0.3 million in travel and other expenses. As a percentage of total revenues, SG&A expense decreased from 35.1% in the second quarter of fiscal 2005 to 32.3% in the second quarter of fiscal 2006.

    Research and development ("R&D") expense was $7.8 million in the second quarter of fiscal 2006, compared to $8.8 million in the second quarter of fiscal 2005, a decrease of 11.3% or $1.0 million. In the second quarter of fiscal 2005, R&D expense included a one-time $2.2 million write-off for acquired IPR&D in connection with the Merger. Excluding this charge, R&D expense increased approximately $1.2 million for the second quarter of fiscal 2006 over the comparable prior year period due to $0.9 million in higher personnel-related expenses resulting from the Merger and $0.3 million in non-cash share based compensation expense. As a percentage of total revenues, R&D expense decreased from 20.6% in the second quarter of fiscal 2005 to 18.6% in the second quarter of fiscal 2006, primarily attributable to the IPR&D write-off in fiscal 2005.

    Other expense, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($0.7) million in the second quarter of fiscal 2006, compared to ($29,000) in the second quarter of fiscal 2005. Net interest expense was approximately ($0.6) million for both periods, but there was a foreign exchange loss of ($0.1) million in the second quarter of fiscal 2006 compared to a foreign exchange gain of $0.6 million in the comparable prior year period. The net interest expense is due to the Term Loan outstanding under our current Credit Agreement, as well as interest on capital leases.

    Our effective tax rate was 37.9% in the second quarter of fiscal 2006 compared to a tax benefit of (12.2%) in the second quarter of fiscal 2005 and 35% for the full fiscal 2005. The increase in our effective tax rate from the full year fiscal 2005 rate is the result of certain non-deductible share-based compensation costs in connection with our adoption of SFAS 123R. The effective income tax benefit rate for the three months ended December 31, 2004 of (12.2%) was impacted by nondeductible purchased in-process R&D charges associated with the Merger.

COMPARISON OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

    Total revenues were $83.1 million in the six months ended December 31, 2005, compared to $78.3 million in the six months ended December 31, 2004, an increase of 6.1% or $4.8 million. Foreign currency fluctuations reduced total revenues by approximately $1.1 million in the first half of fiscal 2006 compared to the same period last year. An increase of $5.4 million in Test and measurement products was partially offset by a decrease in Services of $0.6 million. The increase in Test and measurement products, which more than offset the decrease from foreign currency fluctuations, was mainly from sales from PSG purchased in the Merger, especially our lines of PCI Express and SAS/SATA data storage protocol analyzers. Also, there were six months of revenue related to PSG in fiscal 2006 which resulted in an additional contribution to total revenue of approximately 9.0% over the comparable prior year period that only included two months of PSG revenue. The demand for our oscilloscopes remained stable.

    Service and other revenue decreased primarily from the sale of locally provided items in our foreign operations. As discussed above, in the third quarter of fiscal 2005, we made the decision to reclassify service kit revenue to product revenue from its historical classification. For the six months ended December 31, 2004, $2.1 million of service kit revenue was reclassified as product revenue to conform to the fiscal 2006 presentation. Service and other revenue in the first half of both fiscal 2006 and 2005 includes $0.6 million of revenue that was deferred with the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

    Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

                                                 SIX MONTHS ENDED
                                                   DECEMBER  31,
   (IN THOUSANDS)                                   (UNAUDITED)
                                              -----------------------
                                                 2005          2004
                                              ---------     ---------
   North America..........................    $  28,392     $  24,234
   Europe/Middle East.....................       24,994        25,130
   Japan..................................       10,588        10,823
   Asia/Pacific...........................       19,106        18,106
                                              ---------     ---------
      Total revenues......................    $  83,080     $  78,293
                                              =========     =========

                                                     SIX MONTHS ENDED
                                                       DECEMBER 31,
                                                        (UNAUDITED)
                                                  ----------------------
                                                   2005            2004
                                                  ------          ------
   North America..........................          34.2%           31.0%
   Europe/Middle East.....................          30.1            32.1
   Japan..................................          12.7            13.8
   Asia/Pacific...........................          23.0            23.1
                                                  ------          ------
      Total revenues......................         100.0%          100.0%
                                                  ======          ======

    Gross margin was 60.9% in the six months ended December 31, 2005 compared to 52.8% in the same period in fiscal 2005. As discussed above, the lower gross margin in fiscal 2005 was primarily attributable to Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the impairment of an intangible asset due to a change in our manufacturing strategy. In the six months ended December 31, 2005 there were no similar write-downs effecting gross margin; however, we received a price reduction from a vendor for inventory purchases which increased the margin on resulting product sales. In addition, gross margins benefited from higher PSG margins which increased gross margin by approximately 3.9 percentage points over the full six month period in fiscal 2006 as compared to 1.6 percentage points for the six-month period in fiscal 2005 that included only two months of PSG activity.

     SG&A expense for the six months ended December 31, 2005 was $26.8 million compared to $27.4 million in the six months ended December 31, 2004. The decrease was mainly attributable to $2.3 million in personnel-related expenses and prior year office closings, and lower legal and consulting expenses. These decreases were partially offset by an increase of $1.2 million in non-cash share-based compensation expense and travel expenses. As a percentage of sales, SG&A expense decreased from 34.9% in the six months ended December 31, 2004 to 32.3% in the six months ended December 31, 2005. This decrease as a percentage of revenues was primarily due to our continued ability to leverage expenses over the incremental revenues.

     R&D expense was $15.2 million for the six months ended December 31, 2005, compared to $13.5 million in the same period in fiscal 2005, an increase of 12.5% or $1.7 million. There was approximately $3.9 million of higher expense primarily attributable to six months of personnel-related expenses, due to higher headcount, as a result of the Merger compared to only two months of expenses in the prior fiscal six-month period. These increases were partially offset by a $2.2 million charge for IPR&D included in the second fiscal quarter of 2005 in connection with the Merger. There is no similar charge in the fiscal 2006 period. As a percentage of total revenues, R&D expense increased from 17.3% in the six months ended December 31, 2004 to 18.3% in the six months ended December 31, 2005, primarily attributable to the inclusion of PSG for the entire period.

     Other expense, net, was ($1.4) million for the six months ended December 31, 2005 compared to ($61,000) for the six months ended December 31, 2004. Other expense, net, for the six months ended December 31, 2005 includes six months of interest expense, or ($1.6) million, related to the Term Loan as compared to two months of interest expense in the fiscal 2005 period, or ($0.5) million. Interest expense for both periods also includes interest on capital lease agreements and, for the fiscal 2005 period only, the write-off of unamortized fees associated with a previous credit facility. For the six months ended December 31, 2005, other expense also includes a foreign exchange loss of ($0.2) million resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies. These expenses were partially offset by interest income of $0.5 million for the period. For the six months ended December 31, 2004, interest expense was partially offset by interest income of $0.3 million and by net foreign exchange gains of $0.5 million for the period.

    Our effective tax rate was 38.1% for the six months ended December 31, 2005, compared to 247% for the six months ended December 31, 2004. Our effective tax rate for the fiscal 2006 period includes the effect of certain non-deductible share-based compensation costs in connection with the adoption of SFAS 123R. The effective tax rate for the six months ended December 31, 2004 was based on the estimated annual normalized projected effective tax rate of 37%, increased by the discrete nondeductible IPR&D charges associated with the Merger.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at December 31, 2005 were $16.1 million compared to $13.9 million at June 30, 2005.

    We provided $8.8 million of net cash from operating activities in the six months ended December 31, 2005 compared to $11.5 million in the same period last year. The net income and cash generative effects of non-cash charges in net income were partially offset by $3.8 million of cash consumed by working capital requirements in the first half of fiscal 2006. This compared to $0.9 million of cash generated by working capital in the same period last year. Cash consumed by working capital in fiscal 2006 resulted primarily from a $1.5 million decrease in current liabilities, a prepaid technology engineering services agreement and continued strategic investments in inventory. Cash provided by operating activities in the fiscal 2005 period was mostly the result of the generative effects of non-cash charges which more than offset the net loss for the period.

    Net cash used in investing activities was ($1.9) million in the six months ended December 31, 2005 compared to ($72.2) million in the same period in fiscal 2005. Net cash used in the fiscal 2006 period was for the purchase of property and equipment. Net cash used in the fiscal 2005 period was primarily due to $80.3 million, net of cash acquired, in the second quarter of fiscal 2005 as a result of the Merger and the liquidation of $9.5 million of investments to partially fund such acquisition (see CATC Acquisition in this Discussion and Analysis of Financial Condition and Results of Operations above) partially offset by $1.4 million in capital expenditures.

    Net cash used in financing activities was ($4.6) million in the six months ended December 31, 2005 compared to net cash provided of $49.2 million in the same period in fiscal 2005. Net cash used in financing activities in the fiscal 2006 period was mainly for re-payment of the Term Loan partially offset by proceeds received from the exercise of stock options and purchase of stock under the employee stock purchase plan. Net cash provided by financing activities in the fiscal 2005 period was primarily due to the borrowings under the Credit Agreement used in connection with the acquisition of CATC, net of the cost of such issuance, and employee stock-related transactions, partially offset by the costs of the Term Loan.

    On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). The terms of the Credit Agreement provide us with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of December 31, 2005, there were no outstanding borrowings against the Revolver or letter of credit sub-facility.

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

    Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2005, we were in compliance with our financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of December 31, 2005, we have repaid $11.2 million of the principal balance of this loan.

    In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of December 31, 2005). No amounts were outstanding under these facilities as of December 31, 2005. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of December 31, 2005). As of December 31, 2005 and June 30, 2005, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that we are unable to meet our financial obligations to those suppliers.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, technology license agreements and our Term Loan as set forth in the table below:


                                           PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2005
                                      -------------------------------------------------------
                                                 LESS THAN                        MORE THAN 5
                                        TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS    YEARS
                                      --------   --------    --------   -------- ------------
   (IN THOUSANDS)
   Capital lease - technology rights. $    806   $    453    $    353   $     --   $    --
   Realignment charges - severance...      224        224          --         --        --
   Operating lease obligations.......    5,020      1,962       2,485        489        84
   Term Loan obligations ............   38,800      8,750      21,250      8,800        --
                                        ------   ---------   --------   --------    ------
   Total............................. $ 44,850   $ 11,389    $ 24,088   $  9,289    $   84
                                      ========   ========    ========   ========    ------

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

    The net losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $82,000 and $0.2 million for the three and six months ended December 31, 2005, respectively. For the three and six months ended December 31, 2004 there were gains of $0.6 million and $0.5 million, respectively. These amounts are included in Other expense, net in the Consolidated Statements of Operations and include gross foreign exchange contract gains of $9,000 and $57,000 for the three-and six months ended December 31, 2005, respectively, and $0.6 million for each of the three and six month periods ended December 31, 2004. At December 31, 2005 and June 30, 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $9.2 million and $9.8 million, respectively.

     We performed a sensitivity analysis for the first half of fiscal 2006 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents as well as our $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows for the three and six months ended December 31, 2005. Please refer to Note 15 - Long Term Debt and Capital Leases, for specifics related to our credit facility.

    As required by the terms of the Credit Agreement (see Note 15 - Long Term Debt and Capital Leases), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In compliance with the Master Agreement, we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. In accordance with the interest rate swap transaction, we pay interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap was a benefit of approximately ($8,000) during the three months ended December 31, 2005 and was expense of approximately $14,000 during the six months ended December 31, 2005. The notional amount as of December 31, 2005 and June 30, 2005 was approximately $21.3 million and $23.1 million, respectively. The fair value of the interest rate swap as of December 31, 2005 is $0.3 million compared to $66,000 at June 30, 2005 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction on each respective date. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheet as of December 31, 2005 and the change in fair value of $56,000 and $0.3 million for the three and six months ended December 31, 2005, respectively, is recognized in Interest income in the Consolidated Statement of Operations. This interest rate swap does not qualify for hedge accounting in accordance with SFAS No. 133.

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

Changes in Internal Controls Over Financial Reporting

    There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On January 15, 2003, LeCroy was sued by Sicom Systems ("Sicom") in the United States District Court for the District of Delaware for patent infringement of a U.S. patent relating to the graphical display of test limits. LeCroy answered the complaint denying infringement and asserted a counterclaim alleging the invalidity of the patent and that Sicom had abused the judicial process by bringing a baseless patent infringement claim. On July 16, 2003, LeCroy filed a Motion to Dismiss Sicom's case, contending that Sicom did not have standing to bring the litigation. On November 20, 2003, the Court granted LeCroy's Motion to Dismiss. On December 18, 2003, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On December 30, 2003, Sicom filed a new patent infringement lawsuit against LeCroy in the United States District Court for the District of Delaware. Tektronix and Agilent Technologies are also co-defendants in this new litigation. The complaint in this new case is essentially the same as the complaint filed by Sicom on January 15, 2003, except that Sicom now states that it entered into an amendment to its license agreement with the Canadian government on December 19, 2003, and that Sicom now has the exclusive right to bring suit for infringement of the patent in the United States. On January 5, 2004, Sicom filed a Notice and Order of Dismissal of Appeal of its appeal to the Court of Appeals for the Federal Circuit and the Order was entered on the following day. In LeCroy's responsive pleading, LeCroy denied that it has infringed, or is infringing, the patent, and contends that the patent is invalid. The defendants in this case, including us, filed a Motion to Dismiss for lack of standing, contending that Sicom's amended license agreement with Canada does not cure the standing defects that caused the Court to dismiss the original lawsuit. The Court granted the Defendants' Motion on October 5, 2004, dismissing the case with prejudice. On October 28, 2004, Sicom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the September 30, 2004 order granting the Company's motion to dismiss and the related memorandum opinion dated October 5, 2004. On October 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the dismissal with prejudice. The appeal is ongoing and the outcome cannot be predicted. The Company intends to defend itself vigorously in this litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2005 annual meeting of stockholders was held on October 26, 2005. At the meeting, our stockholders approved five proposals presented to them pursuant to the vote totals indicated below:

Proposal I                                                                     Vote (No. of Shares)
                                                                   For            Against/Withheld
                                                               ----------      --------------------
Election of Charles A. Dickinson as a Class I Director         10,948,905              918,093
Election of Norman R. Robertson as a Class I Director          11,350,904              516,094


Proposal II                                                        For            Against/Withheld    Broker Non-votes*
-----------                                                        ---            ----------------    -----------------
To  approve   amendments  to  LeCroy   Corporation's  1998
     Non-Employee Director Stock Option Plan                    7,099,650             1,820,801           2,946,547




Proposal III                                                       For            Against/Withheld    Broker Non-votes*
------------                                                       ---            ----------------    -----------------
To approve  amendments to LeCroy  Corporation's 2003 Stock
     Incentive Plan                                             8,141,478              778,973            2,946,547

Proposal IV                                                        For            Against/Withheld    Broker Non-votes*
-----------                                                        ---            ----------------    -----------------
To approve amendments to LeCroy Corporation's  Amended and
     Restated 1995 Employee Stock Purchase Plan                 6,434,084             2,486,367           2,946,547

Proposal V                                                         For            Against/Withheld    Broker Non-votes*
----------                                                         ---            ----------------    -----------------
To approve LeCroy Corporation's Executive Incentive Plan        8,043,285              877,166            2,946,547

* Shares that reflect abstentions or "broker non-votes" are counted for purposes of determining whether a quorum is present for the transaction of business at the annual meeting but are not counted as votes on any proposals presented at the annual meeting.

    As of October 26, 2005, Robert E. Anderson, Walter O. LeCroy, Thomas H. Reslewic, William G. Scheerer and Allyn C. Woodward, Jr. were members of the Board of Directors whose terms of office continued after the annual meeting of stockholders.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

        Exhibit
        Number                           Description
------------------                     ---------------
      2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit
                   2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.
      3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.
      3.2 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.
      3.3 By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.
      10.1 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.
      10.2 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 Registration Statement No. 333-88239, incorporated herein by reference.
      10.3 Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.
      10.4 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.5 Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.6 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1
                   Registration Statement No. 33-95620, incorporated herein by reference.*
      10.7 LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration
                   Statement No. 33-95620, incorporated herein by reference.*
      10.8 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 18, 1998.
      10.9 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as
                   Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as
                   Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
      10.11 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 26, 2003.*
      10.12        Form of Restricted  Stock  Purchase  Agreement,  filed as
                   Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*
      10.13 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*
      10.14 LeCroy Corporation's 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

      10.15 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.16 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.17 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.18 Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.19 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.20 Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.21 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.22 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
      10.23 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
      10.24 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.25 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit
                   10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
      10.26 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as
                   Exhibit 10.29 to Form S-1 Registration Statement
                   No. 33-95620,  incorporated  herein by reference.*
      10.27 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
      10.28 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.29 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, filed as
                   Exhibit 10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
      10.30 Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Registrant and Lutz P. Henckels, filed as Exhibit 99.1 to Form 8-K filed on December 1, 2003, incorporated by reference herein.*
      10.31 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
      10.32 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as
                   Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
      10.33 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
      10.34 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*
      10.35 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
                                       43

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

Date: February 8, 2006          LeCROY CORPORATION

                                /s/ Sean B. O'Connor
                                -----------------------------------------------
                                   Sean B. O'Connor
                                   Vice President and Chief Financial Officer,
                                   Secretary and Treasurer

                                  EXHIBIT INDEX


        Exhibit
        Number                            Description
   -------------                       ----------------
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