Form 10-Q
period 2006-03-31
LECROY CORP
filed 2006-05-10
CIK 943580

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

                  For the quarterly period ended MARCH 31, 2006

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

                                 YES [ ] NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                              OUTSTANDING AT MAY 5, 2006
 ----------------------------------------           --------------------------
  Common stock, par value $.01 share                       12,339,139

================================================================================

                               LECROY CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                       PAGE NO.
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements:
            Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and June 30, 2005..........      3
            Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended
              March 31, 2006 and 2005...............................................................      4
            Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended
              March 31, 2006 and 2005...............................................................      5
            Notes to Consolidated Financial Statements (Unaudited) .................................      6
 Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................     29
 Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................     38
 Item 4.    Controls and Procedures.................................................................     39

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings.......................................................................     40
 Item 1A.   Risk Factors............................................................................     40
 Item 6.    Exhibits................................................................................     41

Signature     .....................................................................................      44



         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveJet(R), WaveRunner(R), WaveSurfer(TM), MAUI(TM) and CATC(TM) are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LECROY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                            MARCH 31,     JUNE 30,
IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA                                                  2006         2005
-------------------------------------------------------------------------------------      -----------   -----------

                                         ASSETS

Current assets:
    Cash and cash equivalents........................................................      $    10,218  $    13,866
    Accounts receivable, net.........................................................           30,176       28,275
    Inventories, net.................................................................           32,014       27,661
    Other current assets.............................................................           15,077       12,681
                                                                                           -----------  -----------
      Total current assets...........................................................           87,485       82,483

Property and equipment, net..........................................................           19,101       19,078

Goodwill.............................................................................           78,848       78,848

Other non-current assets.............................................................           10,391       12,759
                                                                                            ----------  -----------
TOTAL ASSETS.........................................................................       $  195,825  $   193,168
                                                                                            ==========  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................................      $    14,534  $    14,806
    Accrued expenses and other current liabilities...................................           15,666       14,642
    Current portion of long-term debt and capital leases.............................            9,521        8,656
                                                                                           -----------  -----------
      Total current liabilities......................................................           39,721       38,104


Long-term debt and capital leases....................................................           27,471       36,833
Deferred revenue and other non-current liabilities...................................            1,383        1,413
                                                                                           -----------  -----------
      Total liabilities..............................................................           68,575       76,350

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and
    outstanding as of March 31, 2006 and June 30, 2005)..............................               --           --
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,838,549 and
    12,634,233 shares issued and outstanding as of March 31, 2006 and June 30, 2005,
    respectively)....................................................................              128          127
  Additional paid-in capital.........................................................          112,649      115,394
  Accumulated other comprehensive income.............................................              791          779
  Deferred stock compensation........................................................               --       (8,602)
  Retained earnings..................................................................           13,682        9,120
                                                                                           -----------  -----------
      Total stockholders' equity.....................................................          127,250      116,818
                                                                                           -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $   195,825  $   193,168
                                                                                           ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     Three months ended             Nine months ended
                                                                          March 31,                      March 31,
In thousands, except per share data                                 2006            2005           2006           2005
--------------------------------------------------------------  --------------  -------------   ------------  -------------
                                                                 (13 weeks)      (13 weeks)     (39 weeks)     (40 weeks)
Revenues:
    Test and measurement products ............................       $ 37,184       $ 40,879       $116,304       $114,564
    Service and other ........................................          1,697          2,011          5,657          6,619
                                                                --------------  -------------   ------------  -------------
         Total revenues ......................................         38,881         42,890        121,961        121,183

Cost of revenues .............................................         15,250         16,947         47,749         53,902
                                                                --------------  -------------   ------------  -------------
         Gross profit ........................................         23,631         25,943         74,212         67,281

Operating expenses:
    Selling, general and administrative ......................         12,361         14,126         39,198         41,476
    Legal settlements ........................................          2,792          1,000          2,792          1,000
    Research and development .................................          7,671          7,027         22,901         20,567
                                                                --------------  -------------   ------------  -------------
         Total operating expenses ............................         22,824         22,153         64,891         63,043
                                                                --------------  -------------   ------------  -------------

Operating income .............................................            807          3,790          9,321          4,238

Other (expense) income:
    Interest income ..........................................            215            148            723            457
    Interest expense .........................................           (739)          (927)        (2,431)        (1,810)
    Other, net ...............................................            121           (119)           (86)           395
                                                                --------------  -------------   ------------  -------------
         Other expense, net ..................................           (403)          (898)        (1,794)          (958)
                                                                --------------  -------------   ------------  -------------
Income before income taxes ...................................            404          2,892          7,527          3,280
    Provision for income taxes ...............................            252             10          2,965            964
                                                                --------------  -------------   ------------  -------------
Net income ...................................................          $ 152        $ 2,882        $ 4,562        $ 2,316
                                                                ==============  =============   ============  =============

Net income per common share :
              Basic ..........................................         $ 0.01         $ 0.24         $ 0.37         $ 0.20
              Diluted ........................................         $ 0.01         $ 0.23         $ 0.37         $ 0.19

Weighted average number of common shares:
              Basic ..........................................         12,275         11,847         12,191         11,702
              Diluted ........................................         12,556         12,672         12,454         12,262



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LECROY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
IN THOUSANDS                                                                                     2006         2005
------------------------------------------------------------------------------------------   ------------ --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     4,562  $     2,316
Adjustments to reconcile net income to net cash provided by operating activities:
  Write-off of acquired in-process research and development...............................            --        2,190
  Depreciation and amortization...........................................................         5,727        5,928
  Share-based compensation................................................................         4,145        1,876
  Amortization of debt issuance costs.....................................................           300          268
  Deferred income taxes...................................................................         1,589         (592)
  Recognition of deferred license revenue.................................................          (665)        (972)
  Loss on disposal of property and equipment, net.........................................           169           91
  Tax benefit from exercise of stock options..............................................            --        1,026
  Write-off of inventory..................................................................           361        2,723
  Impairment of intangible assets.........................................................            --        1,500
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in an acquisition:
  Accounts receivable.....................................................................        (1,905)        (513)
  Inventories.............................................................................        (5,783)      (5,060)
  Other current and non-current assets....................................................        (3,024)         527
  Accounts payable, accrued expenses and other liabilities................................         1,051        1,692
                                                                                             -----------  -----------
Net cash provided by operating activities.................................................         6,527       13,000
                                                                                             -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................        (2,776)      (2,661)
  Proceeds from sale of marketable securities.............................................             --       9,534
  Business acquisition costs, net of acquired cash........................................             --     (80,402)
  Purchase of intangible assets...........................................................          (809)        (100)
                                                                                             ------------ -----------
Net cash used in investing activities.....................................................        (3,585)     (73,629)
                                                                                             ------------ -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings of long-term debt and capital leases............................        (8,437)      (3,579)
  Borrowings under long-term debt.........................................................            --       50,000
  Debt issuance costs.....................................................................            --       (1,378)
  Payments related to issuance of common stock............................................            --           (7)
  Proceeds from employee stock purchase and option plans..................................         1,852        4,127
  Payment of seller-financed intangible assets............................................            --         (449)
                                                                                             ------------ ------------
Net cash (used in) provided by financing activities.......................................        (6,585)      48,714
                                                                                             ------------ -----------
Effect of exchange rate changes on cash and cash equivalents..............................            (5)          18
                                                                                             ------------ -----------
  Net decrease in cash and cash equivalents...............................................        (3,648)     (11,897)
  Cash and cash equivalents at beginning of the period....................................        13,866       28,566
                                                                                             -----------  -----------
  Cash and cash equivalents at end of the period..........................................   $    10,218  $    16,669
                                                                                             ===========  ===========

Supplemental Cash Flow Disclosure Cash paid during the period for:
    Interest..............................................................................   $     1,988  $     1,094
    Income taxes..........................................................................         1,122          913
Non-cash investing and financing activities:
  Acquisition of seller-financed intangible assets........................................   $        --  $     1,331
  Issuance of LeCroy stock options for business acquisition...............................            --        3,166



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

    The Company's Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, allowance for doubtful accounts, allowance for excess and obsolete inventory, deferred tax assets, share-based compensation, valuation of long-lived and intangible assets, goodwill and warranty. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

    These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The Company's fiscal periods end on the Saturday closest to the end of the period, which resulted in the reporting periods ending on April 1, 2006 and April 2, 2005. For clarity of presentation, period-end references are stated as March 31 and June 30. Fiscal 2006 is a fifty-two week period as compared to a fifty-three week period in fiscal 2005. As a result, the nine month period ended March 31, 2006 was a 39-week period compared with a 40-week period for the nine months ended March 31, 2005. The three months ended March 31, 2006 and 2005 were both 13-week periods.

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

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



employee stock purchase plan (the "CATC ESPP") purchase rights. Further, LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. (See Note 3 - Share-Based Compensation for further discussion of the accounting for these options following the Company's adoption of SFAS No. 123R.) LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). (See Note 14 - Long-term Debt and Capital Leases.) The Merger consideration is summarized below (in thousands):


Cash for shares.................................................  $120,242
Cash for options and CATC ESPP purchase rights..................     3,965
Fair value of stock options assumed.............................     5,111
Intrinsic value of unearned stock compensation
    on unvested options assumed.................................    (1,945)
Transaction costs...............................................     2,622
                                                                 ---------
     Total purchase price.......................................  $129,995
                                                                 =========

    The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 Consolidated Balance Sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2005, the Company reduced its CATC goodwill by approximately $2.9 million as a result of a reversal of a valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. The final purchase price allocation is summarized below (in thousands):

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



Cash                                                      $ 46,466
Accounts receivable                                          2,296
Inventory                                                    3,710
Other current assets                                           133
Fixed assets                                                   663
Other assets                                                    28
Deferred tax asset, net                                        367
In-process research and development                          2,190
Purchased technology                                         3,080
Purchased trade name                                            70
Purchased purchase orders                                       90
Goodwill                                                    76,974
Current liabilities assumed                                 (5,420)
Long-term liabilities assumed                                 (652)
                                                       -----------
Total purchase price                                      $129,995
                                                       ============


    The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying values as of March 31, 2006 (in thousands):


                                                                  WEIGHTED                 ACCUMULATED
                                                               AVERAGE LIVES     COST      AMORTIZATION      NET
                                                               -------------     ----      ------------      ---
   Amortizable intangible assets:
       Purchased technology..................................    2.0 years       $  3,080   $  2,259    $     821

       Purchased trade name..................................    1.0 year              70         70            -

       Purchased purchase orders.............................    0.2 years             90         90            -
                                                                              -----------  ---------    ---------
     Total intangibles purchased.............................                    $  3,240   $  2,419    $     821
                                                                              ===========  =========    =========

    Amortization expense for intangible assets acquired in the Merger was $0.2 million and $1.1 million for the three and nine months ended March 31, 2006, respectively, of which $0.2 million and $1.1 million were recorded in Cost of revenues and none and $23,000 were recorded in Selling, general and administrative expense in the Consolidated Statements of Operations, respectively. Amortization expense for the three and nine month periods ended March 31, 2005 was $0.5 million and $0.9 million, respectively.

    The amortization expense related to intangible assets acquired in the Merger for the remainder of fiscal 2006 and 2007 is expected to be $0.2 million and $0.6 million, respectively.

    The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge was included in Research and development expense in the Consolidated Statement of Operations for that period.

    The Consolidated Statements of Operations for the three and nine months ended March 31, 2006 includes the results of operations of CATC. The following (unaudited) pro forma consolidated results of operations for the three and nine months ended March 31, 2005 have been prepared as if the Merger had occurred at the beginning of each period presented (in thousands, except per share data):

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                                   Three months ended            Nine months ended
(In thousands, except per share data)                                March 31, 2005                March 31, 2005
                                                               ----------------------------   ------------------------

Revenues .....................................................               $42,890                     $126,207
Net income before non-recurring charges directly attributable
to the Merger ................................................                $2,901                         $312
Net income per share before non-recurring charges directly
attributable to the Merger - basic ...........................                 $0.24                        $0.03

Net income per share before non-recurring charges directly
attributable to the Merger - diluted .........................                 $0.23                        $0.03



    The write-off of IPR&D is excluded from the calculation of net income and net income per share in the table shown above as the charge is non-recurring.

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated as of that time, nor is it intended to be a projection of future results.

3. SHARE-BASED COMPENSATION

         Share-Based Compensation

    Historically, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations, with the exception of the CATC Plans described below, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock (non-vested stock) was recorded based on its market value on the date of grant and was included in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period. Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

    On July 3, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the deferred stock compensation at June 30, 2005 of $8.6 million relating to previous grants of restricted stock and stock options assumed in the Merger were offset against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three and nine months ended March 31, 2006 is $1.3 million and $4.1 million, respectively.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    As a result of adopting SFAS 123R on July 3, 2005, the Company's income before income taxes and net income for the three months ended March 31, 2006 are $0.5 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. For the nine months ended March 31, 2006, the Company's income before income taxes and net income are $1.9 million and $1.4 million lower, respectively, under SFAS 123R. Basic and diluted earnings per share for the three months ended March 31, 2006 would both have been $0.04 per share if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.01. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $0.49 and $0.48, respectively, compared to reported basic and diluted earnings per share of $0.37. Under APB No. 25, restricted stock was historically being expensed.

    On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the three and nine months ended March 31, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

    The following table illustrates the effect on net income and net income per common share for the three and nine months ended March 31, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

                                                                            Three Months Ended          Nine Months Ended
                                                                              March 31, 2005               March 31, 2005
                                                                         --------------------------   -----------------------

Net income, as reported ...........................................                 $ 2,882                    $ 2,316
Add: share-based compensation expense included in reported
  net loss, net of income taxes ...................................                     491                      1,189
Deduct: share-based compensation expense determined under
  fair value-based method for all awards, net of income taxes .....                  (1,359)                    (2,991)
                                                                                ------------               ------------
Pro forma net income ..............................................                 $ 2,014                      $ 514
                                                                                ============               ============
Net income per common:
  Basic, as reported ..............................................                  $ 0.24                     $ 0.20
  Diluted, as reported ............................................                  $ 0.23                     $ 0.19
  Basic, pro forma ................................................                  $ 0.17                     $ 0.04
  Diluted, pro forma ..............................................                  $ 0.16                     $ 0.04



    Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


benefits) to be classified as financing cash flows. For the three and nine months ended March 31, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost.

    The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

    The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended March 31, 2006 and 2005.


                                               THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                   ENDED              ENDED             ENDED              ENDED
                                              MARCH 31, 2006     MARCH 31, 2005     MARCH 31, 2006    MARCH 31, 2005
                                              --------------     --------------     --------------    --------------

Expected holding period (years)..............      5.0                5.0                5.0               5.9
Risk-free interest rate .....................  4.50% - 4.78%      3.68% - 4.30%      3.86% - 4.78%     3.31% - 4.30%
Weighted average risk-free interest rate ....      4.65%              4.08%              4.29%             3.38%
Dividend yield...............................      0.0%               0.0%               0.0%              0.0%
Expected volatility..........................  47.3% - 49.3%      68.8% - 73.6%      47.3% - 64.9%     67.3% - 73.6%
Weighted average expected volatility.........      48.0%              71.8%              57.3%             69.1%
Fair value of options granted................  $6.95 - $7.34      $11.19 - $14.52    $6.95 - $8.43    $10.03 - $14.52
Weighted  average  fair  value  of  options
granted......................................     $7.11              $12.53              $7.82            $11.12


    Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period which is six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The fair value of the `put' and `call' features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company's stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate for periods within the contractual life of the share is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the fair value is re-calculated as of the end of the period and compared to the estimate. The lower amount is then equity classified and any over accrual reversed. As of March 31, 2006, there is $0.1 million of liability classified share-based compensation expense included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. No more than 2,608,696 shares of Common Stock were allowed to be issued pursuant to the exercise of incentive stock options granted under the 1993 Plan. This limitation did not apply to non-qualified stock options or restricted stock awards that were granted under the 1993 Plan. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four-year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally ten years from the date of grant. As of March 31, 2006, there were 1,342,082 options outstanding under the 1993 Plan, of which 1,248,137 options were vested.

    In July 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "ESPP") and reserved for issuance an aggregate of 434,783 shares of Common Stock. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period. On October 29, 2003, the Company's shareholders approved the extension of the expiration of the ESPP from June 7, 2005 to November 30, 2006 and increased the number of shares available for issuance under the ESPP from 434,783 to 684,783 shares. On October 26, 2005, the Company's shareholders approved the extension of the expiration of the ESPP from November 30, 2006 to November 30, 2011 and increased the number of shares available for issuance under the ESPP from 684,783 to 1,060,000 shares. Through March 31, 2006, a total of 532,962 shares have been issued under the ESPP including 40,449 shares for the nine months ended March 31, 2006 and 56,214, 49,141 and 45,820 shares for the years ended June 30, 2005, 2004 and 2003, respectively. As of March 31, 2006, 527,038 shares are available for future issuance.

    In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of March 31, 2006, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. On October 26, 2005, the Company's shareholders approved amendments to the 1998 Plan to extend the termination date of the 1998 Plan to October 27, 2010 and to provide for the ability to grant restricted stock awards under the 1998 Plan. Pursuant to the 1998 Plan, each non-employee director receives either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Additionally, each non-employee director will receive annually a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Prior to the amendments dated October 26, 2005 and October 25, 2000, the annual award to each non-employee director was 7,000 stock options and 5,000 stock options, respectively, all exercisable at the market price on the date of grant and vesting immediately. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of March 31, 2006, there were 238,670 options outstanding under the 1998 Plan, of which 232,836 options were vested.

    On October 29, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company's common stock on the date of grant. The initial aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan shall not exceed 910,167 shares. On October 26, 2005, the Company's shareholders approved amendments to the 2003 Plan to allow for awards under the 2003 Plan

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

based on performance criteria which awards may then qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code and to increase from 910,167 to up to 1,560,167 shares the number of shares of Common Stock reserved for issuance under the 2003 Plan. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There are no performance-based awards approved for fiscal 2006. The 2003 Plan expires on October 29, 2013. As of March 31, 2006, there were 58,468 options outstanding under the 2003 Plan, of which 6,768 options were vested.

    In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The adoption of the 2004 Plan did not require stockholder approval. The initial number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares). The options were issued with vesting periods of four to six years. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the 2004 Plan. The 2004 Plan expires on October 29, 2014. As of March 31, 2006, there were 186,801 options outstanding under the 2004 Plan, of which 16,293 were vested.

    In connection with the Merger, LeCroy assumed CATC's 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the "CATC Stock Plans"). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to FIN 44, the 648,284 unvested stock options, as well as certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The $5.1 million fair value of the new awards was included in the purchase price, less the intrinsic value of unvested options of $1.9 million, which, during the period from October 29, 2004 to June 30, 2005, was being charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. In connection with the adoption of SFAS 123R, the remaining unamortized deferred compensation was offset against additional paid-in capital on the date of adoption and compensation cost for unvested options under the LeCroy (CATC) Plans is being recognized over the remaining vesting period using the fair value of the options on the date of the Merger. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the LeCroy (CATC) Plans. As of March 31, 2006, there were 459,871 options outstanding under the LeCroy
(CATC) Plans, of which 257,836 options were vested.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    Stock option transactions for the nine months ended March 31, 2006 under all plans are as follows:


                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              REMAINING         AGGREGATE
                                            NUMBER OF     WEIGHTED AVERAGE    CONTRACTUAL     INTRINSIC VALUE
                                              SHARES       EXERCISE PRICE   TERMS (YEARS)  AS OF MARCH 31, 2006
                                            ---------     ----------------  -------------- --------------------
                                                                                                    ($000)
   Outstanding at June 30, 2005............  2,784,288         $ 16.05

   Granted.................................     26,400           14.69
   Exercised...............................   (123,242)          11.39
   Expired.................................     (6,000)          15.75
   Forfeited ..............................   (394,653)          18.34
                                              --------
   Outstanding at March 31, 2006...........  2,286,793           15.87           5.05              $4,675
                                             =========

   Vested and  expected  to vest at
   March 31, 2006........................    2,275,025         $ 15.87           4.99              $4,663
                                            ==========
   Exercisable at March 31, 2006.........    1,762,771         $ 16.50           4.23              $3,376
                                            ==========


    The weighted-average grant-date fair value of the stock options granted during the three and nine months ended March 31, 2006 was $7.11 and $7.82 per option, respectively. The weighted-average grant-date fair value of the stock options granted during the three and nine months ended March 31, 2005 was $12.53 and $11.12 per option, respectively. The total intrinsic value of stock options exercised during the three and nine months ended March 31, 2006 was $0.2 million and $0.5 million, respectively, as compared to $3.1 million and $3.6 million for the three and nine months ended March 31, 2005, respectively. The fair value of stock options vested during the three and nine months ended March 31, 2006 was $0.7 million and $2.8 million, respectively.

    The following table summarizes information about stock options outstanding at March 31, 2006:

                                                         OPTIONS OUTSTANDING AT               OPTIONS EXERCISABLE AT
                                                             MARCH 31, 2006                       MARCH 31, 2006
                                               -----------------------------------------     -------------------
                                                                WEIGHTED   WEIGHTED AVERAGE                  WEIGHTED
                                                                 AVERAGE       REMAINING                      AVERAGE
    OPTION EXERCISE PRICE                       NUMBER OF       EXERCISE   CONTRACTUAL LIFE    NUMBER OF     EXERCISE
         RANGE                                   SHARES           PRICE         (YEARS)         SHARES         PRICE
   ---------------                             ----------     ----------- -----------------  -----------   ---------
   $ 1.35 - $12.00..........................       468,502      $  8.56           5.97            337,237    $  8.25
   $12.01 - $18.00..........................     1,089,358        14.88           5.83            715,985      14.82
   $18.01 - $24.00..........................       666,622        21.39           3.39            647,238      21.42
   $24.01 - $37.00..........................        62,311        29.16           2.26             62,311      29.16
                                                ----------                                     ----------
     Total..................................     2,286,793        15.87           5.05          1,762,771      16.50
                                                ==========                                     ===========


    Of the total stock options outstanding, 1,762,771 and 1,860,699 options were exercisable at March 31, 2006 and June 30, 2005, respectively. Stock options and restricted stock awards available for grant under all plans were 1,178,407 and 1,223,502 at March 31, 2006 and June 30, 2005, respectively.

    As of March 31, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.68 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and nine months ended March 31, 2006 or 2005.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


         Restricted Stock

    Compensation expense for restricted stock (referred to as non-vested stock) was historically recorded based on its market value on the date of grant and recognized ratably over the associated service period, the period in which restrictions are removed. Compensation expense for non-vested stock was reported as deferred stock compensation on the Consolidated Balance Sheets. With the adoption of SFAS 123R, effective July 3, 2005, deferred stock compensation has been offset against additional paid-in capital where it is reflected on the Consolidated Balance Sheet as of March 31, 2006. The fair value of new grants is determined based on the closing price on the date of grant. Related compensation expense is recognized ratably over the associated service period. During the nine months ended March 31, 2006 there were 73,500 shares of restricted stock granted. Of these shares, 25,000 were issued under the 1998 Plan to non-employee directors and were immediately vested and 48,500 shares were issued to employees under the 2003 Plan with 4-year vesting. During the nine months ended March 31, 2006, 32,375 of non-vested stock were forfeited as a result of employee terminations and corresponding compensation expense of $0.1 million recorded in previous periods was reversed. An additional 22,650 shares vested during the nine months ended March 31, 2006. As of March 31, 2006, 538,075 shares are unvested under both plans.

    The following table summarizes transactions related to non-vested stock for the nine months ended March 31, 2006:

                                                               WEIGHTED AVERAGE
                                                   NUMBER OF      GRANT DATE
                                                    SHARES        FAIR VALUE
                                                   ---------   ----------------
   Non-vested stock at June 30, 2005............     544,600        $  17.40

   Granted......................................      73,500           15.22
   Vested.......................................     (47,650)          15.57
   Forfeited ...................................     (32,375)          17.74
                                                  ----------

   Non-vested stock at March 31, 2006...........     538,075           17.30
                                                  ==========

    As of March 31, 2006, there was approximately $5.8 million of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of
2.50 years. No compensation cost related to restricted stock grants was capitalized in inventory or any other assets for the three and nine months ended March 31, 2006 and 2005.

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

     In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company's higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, " Accounting for Leases." Lease and rental revenues are reported within Test and measurement product revenue and were immaterial for the nine months ended March 31, 2006.

     Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"), upon shipment, provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

     Software license revenue. The Company recognizes software license revenue in accordance with SOP 97-2 as amended by SOP 98-9. Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Consolidated Statements of Operations. There was no revenue from perpetual software license agreements for the three and nine months ended March 31, 2006 and 2005.

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

     Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company's strategy for distributing this product line was the use of a buy-sell distribution channel. This was the Company's initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes, the Company was unable to sufficiently estimate the amounts of potential product returns. In the fourth quarter of fiscal 2005, having had four full quarters of experience with this product and channel with no significant returns, the Company had sufficient data to estimate potential returns and, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS 48"), recognized previously deferred revenue of $2.6 million. Revenue related to WaveSurfers sold to distributors, beginning with the fourth quarter of fiscal 2005, is being recognized upon shipment to the distributor, rather than upon the sale of the unit by the distributor to the end user and a provision for expected returns is recognized.

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

     Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin, ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $17,000 and $0.3 million for the three months ended March 31, 2006 and 2005, respectively, and $0.7 million and $1.0 million for the nine months ended March 31, 2006 and 2005, respectively. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of March 31, 2006, there is no remaining deferred license fee balance from the adoption of SAB 101.

5. RESTRUCTURING AND ASSET IMPAIRMENT

     During the first quarter of fiscal 2003, the Company adopted a plan to scale down fixed infrastructure due to the difficult economic environment and to implement new management operating systems designed to improve processes in sales, order management, customer relationship management and financial performance management. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the first quarter of fiscal 2003 of $2.6 million; $0.2 million of which was recorded in Cost of sales, $1.9 million recorded in Selling, general and administrative and $0.5 million in Research and development in the Consolidated Statement of Operations. As of March 31, 2006, all of the accrued severance costs and other related expenses have been paid.

     During the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure the organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of March 31, 2006, approximately $0.5 million of severance has been paid and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are expected to be paid by the end of the second quarter of fiscal 2007.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in the Company's low to mid-range oscilloscope manufacturing strategy, the Company recorded a $1.5 million non-cash charge to Cost of revenues for the impairment of a related intangible asset.

     Finally, in the fourth quarter of fiscal 2005, the Company realigned some of its business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. Of these costs, $0.1 million was recorded in Cost of revenues, $0.8 million was recorded in Selling, general and administrative and $0.1 million was recorded in Research and development. As of March 31, 2006, approximately $0.7 million of severance has been paid and $0.3 million of facility charges has been paid in cash or written off and approximately $24,000 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2006.

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

     As of March 31, 2006, the Company has the following derivative instruments:

       Interest Rate Swap

     As required by the terms of the Credit Agreement (See Note 14 - Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement.

     The Credit Agreement obligates the Company to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan (see Note 14) for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is not designated as a cash flow hedge under SFAS 133. Accordingly, changes in the fair value of the swap are charged or credited to operations. In accordance with the interest rate swap transaction, the Company pays interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest income earned on the swap was approximately $35,000 and $21,000 during the three and nine months ended March 31, 2006, respectively. The notional amount as of March 31, 2006 and June 30, 2005 was approximately $20.2 million and $23.1 million,

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


respectively. The fair value of the interest rate swap as of March 31, 2006 is $0.4 million compared to $66,000 at June 30, 2005 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at each respective date. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheet as of March 31, 2006 and the change in fair value of $0.1 million and $0.3 million is recognized in Interest income in the Consolidated Statement of Operations for the three and nine months ended March 31, 2006, respectively.

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

     The net gains (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net gains of $0.1 million for the three months ended March 31, 2006 as compared to net losses of ($0.1) million for the three months ended March 31, 2005. For the nine months ended March 31, 2006 and 2005 there were net losses of ($0.1) million and net gains of $0.4 million, respectively. These amounts are included in Other expense, net in the Consolidated Statements of Operations and include gross foreign exchange contract gains of $0.5 million and $0.6 million for the three and nine months ended March 31, 2006, respectively, as compared to zero and $0.6 million for the three and nine months ended March 31, 2005, respectively. At March 31, 2006 and June 30, 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $14.4 million and $9.8 million, respectively.

7. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income (in thousands):


                                                        Three months ended        Nine months ended
                                                            March 31,                 March 31,
                                                  -------------------------  ------------------------
                                                     2006           2005        2006          2005
                                                  ----------     ----------  ----------   -----------

Net income ....................................        $152         $2,882      $4,562        $2,316
 Unrealized loss on marketable securities .....           -              -           -            (3)
 Plus: reclassification adjustment for realized
 losses inclded in net income .................           -              -           -            16
 Foreign currency translation gain (loss) .....         172           (647)         12           939
                                                  ----------     ----------  ----------   -----------
Comprehensive income                                   $324         $2,235      $4,574        $3,268
 ..............................................   ==========     ==========  ==========   ===========


8. ACCOUNTS RECEIVABLE, NET

     The Company has agreements with two of its customers, who are also vendors, which provide the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At March 31, 2006 and June 30, 2005, the Company netted approximately $0.5 million and $2.3 million, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets related to these agreements.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


9. INVENTORIES, NET

     Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):


                                                     MARCH 31,   JUNE 30,
                                                       2006      2005 (1)
                                                    ---------   ----------
   Raw materials................................... $   6,308   $    4,284
   Work in process.................................     6,154        3,425
   Finished goods..................................    19,552       19,952
                                                    ---------   ----------
                                                    $  32,014   $   27,661
                                                    =========   ==========

     (1) Approximately $5.6 million of inventory classified as raw materials as of June 30, 2005 has been reclassified to finished goods to conform to the current year presentation.

     The value of demonstration units included in finished goods was $10.6 million and $10.8 million at March 31, 2006 and June 30, 2005, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

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

10. OTHER CURRENT ASSETS

    Other current assets consist of the following (in thousands):

                                                      MARCH 31,   JUNE 30,
                                                        2006        2005
                                                   ----------     ----------
   Deferred tax assets, net....................... $    9,000     $    9,000
   Other receivables..............................        990            456
   Value-added tax................................      1,491            565
   Other..........................................      3,596          2,660
                                                   ----------     ----------
                                                   $   15,077     $   12,681
                                                   ==========     ==========

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


11. GOODWILL AND OTHER NON-CURRENT ASSETS

     Goodwill and Other non-current assets consist of the following (in thousands):

                                                        MARCH 31,    JUNE 30,
                                                          2006         2005
                                                       ----------   ----------

   Goodwill.........................................    $  78,848   $   78,848
                                                        =========   ==========

   Intangibles, net.................................    $   4,567   $    5,783
   Deferred tax assets, net.........................        3,856        5,446
   Other............................................        1,968        1,530
                                                        ---------   ----------
                                                        $  10,391   $   12,759
                                                        =========   ==========

    Under SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2005 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first nine months of fiscal 2006.

    The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets included in other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):


                                                                       ORIGINAL
                                                                       WEIGHTED         MARCH 31,    JUNE 30,
                                                                     AVERAGE LIVES        2006          2005
                                                                     -------------  --------------- --- ----

   Amortizable intangible assets:
       Technology, manufacturing and distribution rights..........    3.13 years       $   7,025    $   11,737
       Patents and other intangible assets........................    5.55 years           1,593         1,073
       Accumulated amortization...................................                        (4,051)       (7,027)
                                                                                       ---------    ----------
     Net carrying amount..........................................                     $   4,567    $    5,783
                                                                                       =========    ==========


    Amortization expense for intangible assets, all with finite lives, was $0.5 million and $2.0 million for the three and nine months ended March 31, 2006, respectively, as compared to $0.9 million and $2.1 million for the three and nine months ended March 31, 2005, respectively. The cost of technology, manufacturing and distribution rights acquired is amortized on a straight-line basis over the estimated economic life of the asset. For the nine months ended March 31, 2006, certain technology rights totaling $5.0 million were fully amortized and removed from the Consolidated Balance Sheet due to contract expiration. Management estimates intangible assets amortization expense on a straight-line basis will approximate $0.6 million for the remainder of fiscal 2006 and $1.9 million, $1.0 million, $0.5 million and $0.6 million for fiscal 2007, 2008, 2009 and 2010 and beyond, respectively.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following (in thousands):



                                                                         MARCH 31,   JUNE 30,
                                                                           2006        2005
                                                                        ----------  ----------
   Compensation and benefits.......................................     $   6,018   $    5,279
   Income taxes....................................................         3,297        3,046
   Deferred license fee revenue, current portion...................             -          665
   Warranty........................................................           921          971
   Deferred revenue, current portion...............................         1,166        1,049
   Retained liabilities from discontinued operations...............           160          160
   Sales tax/VAT...................................................         1,255          277
   Other current liabilities.......................................         2,849        3,195
                                                                        ---------   ----------
                                                                        $  15,666   $   14,642
                                                                        =========   ==========

13. WARRANTIES

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

    The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the three and nine months ended March 31, 2006 and 2005 (in thousands):


                                                                    Three months ended        Nine months ended
                                                                          March 31,               March 31,
                                                                  ----------------------   ----------------------
                                                                      2006         2005        2006         2005
                                                                      ----         ----        ----         ----
Balance at beginning of period ............................          $ 932       $1,372        $971       $1,247
 Accruals for warranties entered into during the period ...            366           24       1,013          892
 Warranty costs incurred during the period ................           (377)        (415)     (1,063)      (1,263)
 Warranty liability assumed in the Merger .................              -            -           -          105
                                                                  ---------   ----------   ---------   ----------
Balance at end of period ..................................          $ 921        $ 981        $921        $ 981
                                                                  =========   ==========   =========   ==========



    In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of March 31, 2006, there have been no claims under such indemnification provisions.

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

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

14. LONG-TERM DEBT AND CAPITAL LEASES

    On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's prior $25.0 million revolving credit facility with The Bank of New York. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan have been used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of March 31, 2006, the Company has not borrowed against the Revolver or the letter of credit sub-facility.

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

    Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 31, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of March 31, 2006, the Company has repaid $13.7 million of the principal balance of this loan including voluntary repayments in excess of those required by the Credit Agreement aggregating $4.0 million. The outstanding balance to be repaid is approximately $2.2 million for the remainder of fiscal 2006 and $9.4 million, $10.6 million, $11.9 million and $2.2 million for the fiscal years ending June 2007, 2008, 2009 and 2010, respectively.

    The Company incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the life of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. At March 31, 2006, of the remaining balance of unamortized fees, $0.3 million were included in Other current assets and $0.5 million were included in Other non-current assets on the Consolidated Balance Sheet.

     On May 9, 2006, the Company amended the Credit Agreement ("Amendment No.2") to, among other terms, (a) increase the Revolver Commitments from $25.0 million to $50 million, (b) amend the financial covenants and reduce certain fees and margins, (c) extend the Revolver termination date from October 29, 2009 to October 29, 2010, (d) increase the aggerate amount the Company is permitted to pay for acquisitions and (e) permit the Company to make certain payments for cash dividends and repurchases of common stock.

    As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (See Note 6 - Derivatives).

    In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of March 31, 2006). No amounts were outstanding under these facilities as of March 31, 2006 and June 30, 2005. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


(approximately $0.8 million as of March 31, 2006). As of March 31, 2006 and June 30, 2005, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that the Company is unable to meet its financial obligations to those suppliers.

    The Company had a five year $2.0 million capital lease line of credit that expired in November 2005 that bore interest at 12.2%, to fund certain capital expenditures. As of March 31, 2006, there were no outstanding borrowings under this line of credit.

    During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At March 31, 2006, the Company's outstanding balance under these agreements was $0.7 million of which $0.5 million was included within Current portion of long-term debt and capital leases and $0.2 million was included within Long-term debt in the Consolidated Balance Sheet. Under these capital lease obligations, payments, including interest, are $0.1 million for the remainder of fiscal 2006 and $0.5 million and $0.1 million for fiscal years 2007 and 2008, respectively.

15. COMMITMENTS AND CONTINGENCIES

    On April 28, 2003, Tektronix, Inc. ("Tektronix") filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix' U.S. patents. In the Company's responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contends that the patents are invalid. The Company furthermore filed a counterclaim on August 5, 2003, claiming Tektronix is infringing three of the Company's patents. On April 11, 2005, all claims related to two of the Tektronix patents were voluntarily dismissed from the Tektronix complaint and the Company's counterclaim. All claims related to one of the Company's patents were also voluntarily dismissed from the Company's counterclaim. On November 30, 2004, the Company filed a Motion for Summary Judgment of Non-infringement concerning one of the six Tektronix patents. In response, Tektronix filed a Cross-Motion for Summary Judgment of Infringement by the Company concerning the same patent. By order dated May 4, 2005, the court granted the Company's Motion for Summary Judgment of Non-infringement and denied Tektronix' Cross-Motion for Summary Judgment of Infringement. On May 11, 2005, Tektronix and the Company entered into an agreement settling all claims and counterclaims between the parties in connection with their respective patents. As part of the settlement agreement, the Company recorded $1.0 million as a legal settlement for the three and nine months ended March 31, 2005.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


    From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

16. EARNINGS PER COMMON SHARE

    The following is a presentation of the numerators and the denominators of the basic and diluted net income per common share computations for the three and nine months ended March 31, 2006 and 2005:


                                                        Three months ended      Nine months ended
                                                              March 31,               March 31,
                                                       ----------------------  --------------------
                                                         2006        2005       2006        2005
                                                         ----        ----       ----        ----
Numerator:
  Net income ....................................          $ 152     $ 2,882    $4,562      $2,316
                                                       ==========  ==========  ========   =========
Denominator:
  Weighted average shares outstanding:
        Basic ...................................         12,275      11,847    12,191      11,702
        Employee stock options and other ........            281         825       263         560
                                                       ----------  ----------  --------   ---------
        Diluted .................................         12,556      12,672    12,454      12,262
                                                       ==========  ==========  ========   =========




    The computations of diluted net income per common share for the three and nine months ended March 31, 2006 do not include approximately 1.9 million of stock options and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share. The computations for the three and nine months ended March 31, 2005 do not include approximately
0.6 million of stock options and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share.

17. INCOME TAXES

    The effective income tax rate for the three and nine months ended March 31, 2006 was 62.4% and 39.4%, respectively, compared to an effective income tax rate of 0.4% and 29.4% for the three and nine months ended March 31, 2005, respectively. Under the provisions of SFAS 123R, which the Company adopted on July, 3, 2005, only the portion of share-based compensation expense that is expected to result in a future tax deduction is considered deductible for tax accounting purposes. The non-deductible portion represents permanent differences which resulted in the higher effective tax rate in the three months ended March 31, 2006 than in the comparable prior year period. The lower effective tax rate for the three months ended March 31, 2005 comprised an annualized effective tax rate of 35% which was offset in the quarter by two discrete tax benefits aggregating $0.9 million associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when the Company filed its fiscal 2004 tax returns.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

18. SEGMENT AND GEOGRAPHIC REVENUE

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

    Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):



                       Three Months Ended           Nine Months Ended
                           March 31,                    March 31,
                     ------------------------   ------------------------
                         2006         2005          2006         2005
                     ----------- ------------   -----------  -----------

North America           $12,429     $ 15,260      $ 40,820     $ 39,494
Europe/Middle East       11,840       11,497        36,834       36,626
Japan                     6,229        5,101        16,817       15,925
Asia/Pacific              8,383       11,032        27,490       29,138
                     ----------- ------------   -----------  -----------
  Total Revenues        $38,881     $ 42,890     $ 121,961    $ 121,183
                     =========== ============   ===========  ===========

    Total net assets by geographic area are as follows (in thousands):


                                            March 31,       June 30,
                                              2006           2005
                                         ---------------  -----------

North America ........................        $ 167,599     $170,685
Europe/Middle East ...................           15,703       11,241
Japan ................................            7,130        6,328
Asia/Pacific .........................            5,393        4,914
                                         ---------------  -----------
  Total net assets ...................        $ 195,825     $193,168
                                         ===============  ===========



    Total long-lived assets (1) by geographic area are as follows (in thousands):

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                     March 31,     June 30,
                                                       2006          2005
                                                     ----------   -----------

North America ..................................     $ 103,138     $ 103,839
Europe/Middle East .............................           608           525
Japan ..........................................           314           456
Asia/Pacific ...................................           424           419
                                                     ----------   -----------
  Total long-lived assets ......................     $ 104,484     $ 105,239
                                                     ==========   ===========

(1) Long-lived assets presented in the table above exclude non-current deferred tax assets.

19. NEW ACCOUNTING PRONOUNCEMENTS

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

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154") which will be effective for the Company for reporting changes in accounting principles for correction of errors beginning in fiscal year 2007. SFAS 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods' financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective.

     In June 2005, the FASB issued FASB Staff Position ("FSP") 143-1, "Accounting for Electronic Equipment Waste Obligations." FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. It is expected that the law will be adopted by certain EU countries in calendar year 2006 and that the Company will be required to adopt the provisions of FSP-143-1 at that time. Management is currently evaluating the impact of FSP 143-1. The effects will depend on the respective laws adopted by the EU member countries.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

    On February 3, 2006, the FASB issued FSP 123(R)-4, "Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This amends paragraphs 32 and A229 of SFAS 123R, which required that share options with contingent cash settlement features be classified as liabilities regardless of the event's likelihood of occurrence. FSP 123(R)-4 requires companies with cash-settleable provisions in their employee share-option awards to assess the probability of the contingent event's occurrence when determining the classification of the awards as liability or equity. If the event's likelihood of occurrence is less than probable and the award would otherwise be classified as equity, under FSP 123(R)-4, it would be equity classified. The Company would be required to make an ongoing assessment of the probability of the contingent event occurring and reclassify the award as a liability should the event become probable. The Company is required to adopt the provisions of this FSP as of the beginning of the fourth quarter of fiscal 2006, the first reporting period after the FSP was posted to the FASB website. The adoption of FSP 123(R)-4 will have no impact on the Company's results of operations or financial condition as it has not issued any share options with contingent cash settlement features.

    On February 16, 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Instruments," an amendment of FASB Statements No. 133 and
140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have any impact on the Company's results of operations or financial condition as it does not currently use hybrid instruments.

20. IWATSU SETTLEMENT/PURCHASE AGREEMENT

    On March 22, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. ("Iwatsu") for a total of $3.6 million which included the settlement of an underlying dispute between the Company and Iwatsu relating to the ownership of intellectual property contained in Iwatsu's ViewGo product line, a non-compete agreement, whereby Iwatsu agreed not to engage in competition with the Company for a period of ten years, and the purchase of certain other intellectual property rights unrelated to the ViewGo product line. The Company obtained an independent third-party appraisal to value these elements of the Iwatsu agreement. As a result of the appraisal, in the third quarter of fiscal 2006, the Company expensed $2.8 million of the total purchase price as a legal settlement. The remaining $0.8 million was recorded as intangible assets of which $0.5 million will be amortized over the 10-year estimated life of the non-compete agreement and $0.3 million will be amortized over the estimated useful life of the acquired intellectual property assets. The ViewGo product line was re-engineered by the Company and launched as the WaveJet family of products during the third quarter of fiscal 2006.

                               LECROY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high-energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

    We sell our products into a broad range of end markets, including the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace markets. We believe that our products offer the strongest value proposition in these markets by providing advanced analysis capabilities coupled with innovative and proprietary technology features. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require. Our customers include leading original equipment manufacturers, such as BAE Systems, IBM, Raytheon, Robert Bosch, Seagate, Samsung and Siemens VDO.

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

    In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004, we completed the acquisition of Computer Access Technology Corporation ("CATC") to complement our expanding portfolio of serial data test solutions. This division, Protocol Solutions Group, now represents about 15% of our total business. The acquisition of CATC is described more fully below. In March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that include the rights to a new low-end product line, `ViewGo,' re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement. It is expected that the WaveJet Family of products will expand our presence in the low-end oscilloscope market.

    Also during the quarter, we transformed our entire low and mid-range product lines by introducing a new line of WaveRunners and WaveSurfers and adding the new WaveJet product line noted above. While the WaveRunner launched early in the quarter as planned, the rollout of the new WaveSurfer and the WaveJet was significantly delayed in the quarter, as we did not complete our negotiations with Iwatsu until late March 2006. Consequently, our orders in the third quarter of fiscal 2006 fell short of our expectations as a function of the delayed launch at the low-end. Solid performance across the rest of our business segments and careful expense management allowed us to achieve our financial objectives despite the shortfall in low-end orders.

CATC ACQUISITION

    On October 29, 2004, we completed our acquisition of 100% of the outstanding common stock of CATC (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately

70 employees at the time of the Merger. Through our acquisition of CATC, we expect to capitalize on the increasing demand for serial data test instruments, leverage our global, technical, direct sales force to accelerate the growth of CATC's products, strengthen our position in the data storage market, increase penetration into the computer market, expand gross profit, increase operating leverage leading to expanded operating profit and increase cash generation capabilities.

    Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, we paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan purchase rights. Further, we assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. As a result of the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values, the remaining unamortized deferred compensation was reversed against Additional paid-in capital in the Consolidated Balance Sheet in the first fiscal quarter of 2006 and the fair value of remaining unvested LeCroy options is being recognized in our financial statements over the remaining vesting period. (See "Critical Accounting Policies" below). LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under our $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. For more information see Notes 2 and 14 to the Consolidated Financial Statements.

RESTRUCTURING

    During the second quarter of fiscal 2005, as a result of the Merger, we adopted a plan to restructure our organization and refine our product strategy. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in the second quarter of fiscal 2005 of approximately $0.6 million, all recorded in selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of March 31, 2006, $0.5 million of severance has been paid and $0.1 million remains in accrued expenses and other current liabilities in the Consolidated Balance Sheet. Severance and other related amounts under this plan are expected to be paid by the end of the second quarter of fiscal 2007. Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, we recorded a $1.5 million non-cash charge to cost of revenue for the impairment of a related intangible asset.

    Finally, in the fourth quarter of fiscal 2005, we realigned some of our business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. Of these costs, $0.1 million was recorded in Cost of revenues, $0.8 million was recorded in Selling, general and administrative and $0.1 million was recorded in Research and development. As of March 31, 2006, approximately $0.7 million of severance has been paid and $0.3 million of facility charges have been paid in cash or written off and approximately $24,000 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2006.

CRITICAL ACCOUNTING POLICIES

     The preparation of our Consolidated Financial Statements in conformity with
U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

     These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which include a description of our critical accounting policies involving significant judgment by LeCroy's management. Our critical accounting policies as of June 30, 2005 include revenue recognition, the allowance for doubtful accounts, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, valuation of deferred tax assets, estimation of warranty liabilities and valuation of goodwill.

    In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. (See Note 3 to the Consolidated Financial Statements for additional information.) There have been no other changes in our critical accounting policies since June 30, 2005.

CONSOLIDATED RESULTS OF OPERATIONS

    The following table indicates the percentage of total revenues represented by each item in the Company's Consolidated Statements of Operations for the three and nine-months ended March 31, 2006 and 2005.



                                           Three months ended        Nine months ended
                                                 March 31,                March 31,
                                          ----------------------   -----------------------
(Unaudited)                                  2006        2005         2006        2005
                                          -----------   --------   -----------  ----------
Revenues:
  Test and measurement products                 95.6 %     95.3 %        95.4 %      94.5 %
  Service and other                              4.4        4.7           4.6         5.5
                                          -----------   --------   -----------  ----------
   Total revenues                              100.0      100.0         100.0       100.0
Cost of revenues                                39.2       39.5          39.2        44.5
                                          -----------   --------   -----------  ----------

Gross profit                                    60.8       60.5          60.8        55.5

Operating expenses:
  Selling, general and administrative           31.8       32.9          32.1        34.2
  Legal settlements                              7.2        2.4           2.3         0.8
  Research and development                      19.7       16.4          18.8        17.0
                                          -----------   --------   -----------  ----------
   Total operating  expenses                    58.7       51.7          53.2        52.0

Operating income                                 2.1        8.8           7.6         3.5
  Other (expense), net                          (1.1)      (2.1)         (1.4)       (0.8)
                                          -----------   --------   -----------  ----------

Income before income taxes                       1.0        6.7           6.2         2.7
  Provision for  income taxes                    0.6          -           2.5         0.8
                                          -----------   --------   -----------  ----------
Net income                                       0.4 %      6.7 %         3.7 %       1.9 %
                                          ===========   ========   ===========  ==========


COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

    Total revenues were $38.9 million for the quarter ended March 31, 2006, compared to $42.9 million for the comparable prior year period, representing a decrease of 9.3%, or approximately $4.0 million, primarily as a result of decreased sales of Test and measurement products. Foreign currency fluctuations reduced total revenues by $1.5 million in the third quarter of fiscal 2006 as compared to the same period last year. The decrease in Test and measurement products was mainly due to protracted negotiations for rights to the new low-end WaveJet product which delayed the launch of this new product as well as that of our new WaveSurfer oscilloscope family. This decrease was partially offset by increased revenues in the high-end of the oscilloscope business. Sales from the Protocol Solutions Group ("PSG," formally "CATC") were essentially flat compared to the same period last year mainly as a result of the delay in the rollout of new standards, including PCI Express Gen II, UWB and 6Gb SAS, which have been a major focus of our PSG division.

    Service and other revenues primarily consist of service revenues and license and maintenance fees. Service and other revenues were approximately $1.7 million for the quarter ended March 31, 2006, representing a decrease of 15.6% or approximately $0.3 million, compared to approximately $2.0 million for the comparable prior year period. The decrease was primarily the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001. The three months ended March 31, 2006 included $17,000 of revenue from previously deferred revenue compared to $0.3 million in the comparable prior year period.

    Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                             (UNAUDITED)
                                                          2006          2005
                                                     -------------   ---------
                                                          (IN THOUSANDS)
North America......................................    $  12,429     $  15,260
Europe/Middle East.................................       11,840        11,497
Japan..............................................        6,229         5,101
Asia/Pacific.......................................        8,383        11,032
                                                       ---------     ---------
   Total revenues..................................    $  38,881     $  42,890
                                                       =========     =========

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                             (UNAUDITED)
                                                          2006          2005
                                                          ----          ----
North America......................................        32.0%          35.6%
Europe/Middle East.................................        30.5           26.8
Japan..............................................        16.0           11.9
Asia/Pacific.......................................        21.5           25.7
                                                       --------      ---------
   Total revenues..................................       100.0%         100.0%
                                                       ========      =========

    Gross profit for the quarter ended March 31, 2006 was $23.6 million, or 60.8% gross margin, compared to $25.9 million, or 60.5% gross margin, for the comparable prior year period. Though gross profit dollars decreased our margin remained approximately the same primarily due to product mix where our high-end product margins partially compensated for the decline in low-end product revenue. In the third quarter of fiscal 2006 we received a price reduction from a vendor for inventory purchases which positively impacted our gross margin by about 2.0%.

    Selling, general and administrative ("SG&A") expense was $12.4 million for the quarter ended March 31, 2006 compared to $14.1 million for the quarter ended March 31, 2005, representing a decrease of 12.5% or $1.8 million. The decrease was mainly the result of approximately $1.9 million in personnel-related expenses due to lower headcount and prior year office closings, and lower legal and consulting expenses. These decreases were partially offset by an increase of $0.2 million in non-cash share-based compensation expense. As a percentage of total revenues, SG&A expense decreased from 32.9% in the third quarter of fiscal 2005 to 31.8% in the third quarter of fiscal 2006.

    Legal settlement expense of $2.8 million, for the quarter ended March 31, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property relating to Iwatsu's `ViewGo' product line. (See Note 20 to the Consolidated Interim Financial Statements.) Legal settlement expense of $1.0 million, for the quarter ended March 31, 2005, was related to the patent litigation settlement agreement reached with Tektronix, Inc. ("Tektronix") on May 11, 2005. (See Note 15 to the Consolidated Interim Financial Statements for more information.)

    Research and development ("R&D") expense was $7.7 million for the quarter ended March 31, 2006, compared to $7.0 million for the comparable prior year period, an increase of 9.2% or $0.6 million. The increase was mainly due to $0.6 million in higher personnel-related expenses resulting from increased headcount and merit increases and $0.3 million in non-cash share-based compensation expense, partially offset by a decrease in consulting fees from a reduction in outside consulting services. As a percentage of total revenues, R&D expense increased from 16.4% in the third quarter of fiscal 2005 to 19.7% in the third quarter of fiscal 2006, primarily attributable to the decreased revenue in fiscal 2006.

    Other expense, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($0.4) million in the third quarter of fiscal 2006 compared to ($0.9) million for the third quarter of fiscal 2005. Net interest expense was approximately ($0.5) million for the quarter ended March 31, 2006 as compared to ($0.8) million for the comparable prior year period, but there was a foreign exchange gain of $0.1 million in the third quarter of fiscal 2006 compared to a foreign exchange loss of ($0.1) million in the comparable prior year period. The net interest expense is due to the Term Loan outstanding under our Credit Agreement, as well as interest on capital leases.

    Our effective income tax rate for the quarter ended March 31, 2006 was 62.4% compared to 0.4% tax rate for the comparable prior year period. The higher effective tax rate in fiscal 2006 results from an annualized effective tax rate of 39.4% adjusted for certain non-deductible share-based compensation expenses incurred in fiscal 2006 in connection with our adoption of SFAS 123R. The lower effective tax rate in fiscal 2005 results from an annualized effective tax rate of 35%, offset by two discrete tax benefits aggregating $0.9 million associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

COMPARISON OF THE NINE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

    Total revenues were $122.0 million in the nine months ended March 31, 2006, compared to $121.2 million in the nine months ended March 31, 2005, an increase of 0.6% or $0.8 million. Foreign currency fluctuations reduced total revenues by approximately $1.9 million in the nine months ended March 31, 2006, compared to the same period last year. An increase of $1.7 million in Test and measurement products was partially offset by a decrease in Services of $0.9 million. The increase in Test and measurement products was mainly due to increased revenue from our high-end oscilloscopes and sales from PSG. There were nine months of revenue related to PSG in fiscal 2006 which resulted in an additional contribution to total revenue of approximately 6.3% over the comparable prior year period that only included five months of PSG revenue. This increase was mostly offset by a decrease in revenue from our low-end products due to the delays referenced above in the Executive Summary.

    Service and other revenue decreased primarily from a lower volume of locally provided items in our foreign operations. The decrease was also the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC's SAB 101 as of the beginning of fiscal 2001. The nine months ended March 31, 2006 included $0.7 million of revenue recognized from previously deferred revenue compared to $1.0 million in the comparable prior year period.

    Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

                                                          NINE MONTHS ENDED
                                                              MARCH 31,
(IN THOUSANDS)                                               (UNAUDITED)
                                                     -------------------------
                                                          2006          2005
                                                     -------------   ---------
North America......................................    $  40,820     $  39,494
Europe/Middle East.................................       36,834        36,626
Japan..............................................       16,817        15,925
Asia/Pacific.......................................       27,490        29,138
                                                       ---------     ---------
   Total revenues..................................    $ 121,961     $ 121,183
                                                       =========     =========

                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                             (UNAUDITED)
                                                     -------------------------
                                                         2006           2005
                                                     ------------    ---------
   North America.................................        33.5%           32.6%
   Europe/Middle East............................        30.2            30.2
   Japan.........................................        13.8            13.2
   Asia/Pacific..................................        22.5            24.0
                                                       ------          ------
      Total revenues.............................       100.0%          100.0%
                                                       ======          ======

    Gross margin was 60.8% for the nine months ended March 31, 2006 compared to 55.5% in the same period in fiscal 2005. The lower gross margin in fiscal 2005 was primarily attributable to second fiscal quarter Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the impairment of an intangible asset due to a change in our manufacturing strategy. In the nine months ended March 31, 2006 there were no similar write-downs affecting gross margin; however, we received price reductions from a vendor for inventory purchases which increased our overall gross margin on resulting product sales. In addition, gross margins benefited from higher PSG margins which increased gross margin by approximately 3.8 percentage points over the full nine month period in fiscal 2006 as compared to
2.4 percentage points for the nine-month period in fiscal 2005 that included only five months of PSG activity.

     SG&A expense for the nine months ended March 31, 2006 was $39.2 million compared to $41.5 million for the nine months ended March 31, 2005, a decrease of 5.5% or $2.3 million. The decrease was mainly attributable to $3.5 million in lower personnel-related expenses and lower legal and consulting expenses. These decreases were partially offset by an increase of $1.3 million in non-cash share-based compensation expense. As a percentage of sales, SG&A expense decreased from 34.2% in the nine months ended March 31, 2005 to 32.1% in the nine months ended March 31, 2006. This decrease as a percentage of revenues was primarily due to our continued ability to leverage expenses over the incremental revenues.

     Legal settlements relate to the disputes described above in the comparison of the three-month periods.

     R&D expense was $22.9 million for the nine months ended March 31, 2006, compared to $20.6 million in the same period in fiscal 2005, an increase of 11.3% or $2.3 million. There was approximately $3.4 million of increased expense primarily attributable to nine months of personnel-related expenses as a result of the Merger compared to only five months of expenses in the comparable prior year period. Additionally, non-cash share-based compensation expense increased R&D expense by $1.0 million. These increases were partially offset by a $2.2 million charge for IPR&D included in the second fiscal quarter of 2005 in connection with the Merger. There is no similar charge in the fiscal 2006 period. As a percentage of total revenues, R&D expense increased from 17.0% in the nine months ended March 31, 2005 to 18.8% in the nine months ended March 31, 2006, primarily attributable to the inclusion of PSG for the entire period.

     Other expense, net, was ($1.8) million for the nine months ended March 31, 2006 compared to ($1.0) million for the nine months ended March 31, 2005. Other expense, net, for the nine months ended March 31, 2006 includes nine months of interest expense, or ($2.4) million, related to the Term Loan as compared to five months of interest expense in the fiscal 2005 period, or ($1.8) million. Interest expense for both periods also includes interest on capital lease agreements and, for the fiscal 2005 period only, the write-off of unamortized fees associated with a previous credit facility. For the nine months ended March 31, 2006, other expense also includes a foreign exchange loss of ($0.1) million resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than their functional currencies. These expenses were partially offset by interest income of $0.7 million for the period. For the nine months ended March 31, 2005, interest expense was partially offset by interest income of $0.5 million and by net foreign exchange gains of $0.4 million for the period.

    Our effective tax rate was 39.4% for the nine months ended March 31, 2006, compared to 29.4% for the nine months ended March 31, 2005. Our effective tax rate for the fiscal 2006 period includes the effect of certain non-deductible share-based compensation costs in connection with the adoption of SFAS 123R. The effective tax rate for the nine months ended March 31, 2005 was based on the estimated annual effective tax rate of 35.0%, increased by the discrete nondeductible IPR&D tax expense of $2.2 million associated with the Merger, and decreased by two discrete tax benefits aggregating $0.9 million associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at March 31, 2006 were $10.2 million compared to $13.9 million at June 30, 2005.

    We provided $6.5 million of net cash from operating activities in the nine months ended March 31, 2006 compared to $13.0 million in the same period last year. The net income and cash generative effects of non-cash charges in net income were partially offset by $9.7 million of cash consumed by working capital requirements in the nine months ended March 31, 2006. This compared to $3.4 million of cash consumed by working capital in the same period last year. Cash consumed by working capital in fiscal 2006 resulted primarily from increases in other current and non-current assets due to a prepaid technology engineering services agreement, continued strategic investments in inventory and an increase in accounts receivable due to the timing of sales at the end of the quarter. Cash provided by operating activities in the fiscal 2005 period was mostly the result of the generative effects of non-cash charges including depreciation, share-based compensation expense and non-cash charges resulting from the merger.

    Net cash used in investing activities was ($3.6) million in the nine months ended March 31, 2006 compared to ($73.6) million in the same period in fiscal 2005. Net cash used in the fiscal 2006 period was mainly for the purchase of property and equipment, but also included the purchase of intangible assets resulting from the agreements with Iwatsu. Net cash used in the fiscal 2005 period was primarily due to $80.4 million, net of cash acquired, paid in the second quarter of fiscal 2005 as a result of the Merger and $2.7 million in capital expenditures partially offset by the liquidation of $9.5 million of investments to partially fund such acquisition (see CATC Acquisition in this Discussion and Analysis of Financial Condition and Results of Operations above).

    Net cash used in financing activities was ($6.6) million in the nine months ended March 31, 2006 compared to net cash provided of $48.7 million in the same period in fiscal 2005. Net cash used in financing activities in the fiscal 2006 period was mainly for repayment of the Term Loan partially offset by proceeds received from the exercise of stock options and purchase of stock under the employee stock purchase plan. Net cash provided by financing activities in the fiscal 2005 period was primarily due to the borrowings under the Credit Agreement used in connection with the acquisition of CATC, net of the cost of such issuance, and proceeds received from employee stock-related transactions, partially offset by repayments of the Term Loan.

    On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). The terms of the Credit Agreement provide us with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of March 31, 2006, there were no outstanding borrowings against the Revolver or letter of credit sub-facility.

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

    Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 31, 2006, we were in compliance with our financial covenants under the Credit Agreement.

    Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of March 31, 2006, we have repaid $13.7 million of the principal balance of this loan including voluntary repayments in excess of those required by the Credit Agreement aggregating $4.0 million.

     On May 9, 2006, we amended the Credit Agreement ("Amendment No.2") to, among other terms, (a) increase the Revolver Commitments from $25.0 million to $50 million, (b) amend the financial covenants and reduce certain fees and margins, (c) extend the Revolver termination date from October 29, 2009 to October 29, 2010, (d) increase the aggreate amount we are permitted to pay for acquisitions and (e) permit LeCroy to make certain payments for cash dividends and repurchases of common stock.

    In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of March 31, 2006). No amounts were outstanding under these facilities as of March 31, 2006. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of March 31, 2006). As of March 31, 2006 and June 30, 2005, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that we are unable to meet our financial obligations to those suppliers.

    We believe that our cash and cash equivalents on hand, cash flow generated by our continuing operations and our availability under our revolving credit lines will be sufficient to fund working capital, capital expenditures and debt service requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

    Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, supplier agreements and our Term Loan as set forth in the table below:

                                                            PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2006
                                                       -------------------------------------------------------
                                                                LESS THAN                          MORE THAN 5
                                                       TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS      YEARS
   (IN THOUSANDS)                                      -----     -------    ---------  ---------      -----

   Capital lease obligations...................           695   $    458    $   237    $    --     $    --
   Severance...................................            41         41         --         --          --
   Supplier agreements.........................         7,885      7,885         --         --          --
   Operating lease obligations.................         4,779      1,909       2,416        377         77

   Term Loan obligations ......................        36,297      9,063      21,875      5,359         --
                                                     --------   --------    --------   --------    --------
   Total.......................................      $ 49,697   $ 19,356    $ 24,528   $  5,736    $    77
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

    The net gains (losses) resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were $0.1 million and ($0.1) million for the three and nine months ended March 31, 2006, respectively. For the three and nine months ended March 31, 2005 there were net (losses) gains of ($0.1) million and $0.4 million, respectively. These amounts are included in Other expense, net in the Consolidated Statements of Operations and include gross foreign exchange contract gains of $0.5 million and $0.6 million for the three and nine months ended March 31, 2006, respectively, as compared to zero and $0.6 million for the three and nine months ended March 31, 2005, respectively. At March 31, 2006 and June 30, 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $14.4 million and $9.8 million, respectively.

     We performed a sensitivity analysis for the first nine months of fiscal 2006 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments or, therefore, our results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents as well as our $75.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows for the three and nine months ended March 31, 2006. See Note 14 - Long Term Debt and Capital Leases, for specifics related to our credit facility.

    As required by the terms of the Credit Agreement (see Note 14 - Long Term Debt and Capital Leases), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In compliance with the Master Agreement, we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. In accordance with the interest rate swap transaction, we pay interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest income earned on the swap was approximately $35,000 and $21,000 during the three and nine months ended March 31, 2006, respectively. The notional amount as of March 31, 2006 and June 30, 2005 was approximately $20.2 million and $23.1 million, respectively. The fair value of the interest rate swap as of March 31, 2006 was $0.4 million compared to $66,000 at June 30, 2005 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction on each respective date. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheet as of March 31, 2006 and the change in fair value of $0.1 million and $0.3 million for the three and nine months ended March 31, 2006, respectively, is recognized in Interest income in the Consolidated Statement of Operations. This interest rate swap does not qualify for hedge accounting in accordance with SFAS No. 133.

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

Changes in Internal Controls Over Financial Reporting

    There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                               LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS


      There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number                               Description
------                               -----------
2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.
3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.
3.2 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.
3.3 By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.
10.1 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.
10.2 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 Registration Statement No. 333-88239, incorporated herein by reference.
10.3 Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.
10.4 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.5 Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
10.6 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.7           LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as
               Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.8 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 18, 1998.
10.9 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
10.11 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 26, 2003.*
10.12          Form of Restricted Stock Purchase Agreement, filed as Exhibit
               10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*
10.13 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*
10.14 LeCroy Corporation's 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.16 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.17 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
10.18 Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.19 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.20 Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
10.21 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.22 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.23 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
10.24 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.25 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.26 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit
               10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.27 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
10.28 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
10.29 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, filed as
               Exhibit 10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
10.30 Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Registrant and Lutz P. Henckels, filed as Exhibit 99.1 to Form 8-K filed on December 1, 2003, incorporated by reference herein.*
10.31 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
10.32 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit
               10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
10.33 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
10.34 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*
10.35 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.36 Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.37 Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.38 Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit
               10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.39 Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as
               Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.40 Amendment No.2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent.
31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


* Indicates management contract or compensatory plan, contract or arrangement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006                LeCROY CORPORATION

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

                                  EXHIBIT INDEX


Exhibit
Number                                   Description
------                                   -----------
2.1 Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.
3.1 Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.
3.2 Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.
3.3 By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.
10.1 Warrant to purchase 28,571 shares of the Registrant's Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.
10.2 Warrant to purchase 250,000 shares of the Registrant's Common Stock, dated June 30, 1999, issued by the Registrant to certain investors named therein, filed as Exhibit 2.2 to Form S-3 Registration Statement No. 333-88239, incorporated herein by reference.
10.3 Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.
10.4 LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.5 Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
10.6 LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.7           LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as
               Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.8 LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 18, 1998.
10.9 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
10.10 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*
10.11 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 26, 2003.*
10.12          Form of Restricted Stock Purchase Agreement, filed as Exhibit
               10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*
10.13 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*
10.14 LeCroy Corporation's 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.15 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.16 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.17 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
10.18 Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.19 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.20 Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
10.21 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.22 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.23 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*
10.24 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Lutz. P. Henckels, filed as Exhibit 10.12 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.25 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.26 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit
               10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*
10.27 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
10.28 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
10.29 Amended and Restated Employment Agreement, dated January 18, 2002, between the Registrant and Lutz P. Henckels, filed as
               Exhibit 10.39 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*
10.30 Amendment No. 1 to the Amended and Restated Employment Agreement, dated November 25, 2003, between the Registrant and Lutz P. Henckels, filed as Exhibit 99.1 to Form 8-K filed on December 1, 2003, incorporated by reference herein.*
10.31 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
10.32 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit
               10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*
10.33 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
10.34 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*
10.35 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*
10.36 Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.37 Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.38 Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit
               10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.39 Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as
               Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*
10.40 Amendment No.2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent.
31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.