Form 10-Q/A
period 2006-03-31
LECROY CORP
filed 2006-06-06
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

( QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26634

LeCROY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-2507777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 CHESTNUT RIDGE ROAD CHESTNUT RIDGE, NEW YORK	10977
(Address of Principal Executive Office)	(Zip Code)

(845) 425-2000

(Registrant’s Telephone Number, Including Area Code)

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

YES ☒ NO ☐

Indicate by check mark (“X”) whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☒ Non-Accelerated filer ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 5, 2006
Common stock, par value $.01 share	12,877,214

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of LeCroy Corporation (the “Company”) for the period ended March 31, 2006 is being filed solely to correct the cover page of the original Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006. The amended cover page being filed herewith revises the number of shares of Common Stock outstanding of the Company as of March 31, 2006 from 12,339,139, as originally filed, to 12,877,214 shares of Common Stock. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2006	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
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