Form 10-K
period 2006-06-30
LECROY CORP
filed 2006-09-14
CIK 943580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-26634

                               LECROY CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  13-2507777
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                Identification No.)

        700 CHESTNUT RIDGE ROAD                          10977
       CHESTNUT RIDGE, NEW YORK
(Address of principal executive office)               (Zip Code)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                               YES [ ] NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                               YES |X| NO [ ]

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES |X| NO [ ]

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

 Large accelerated filer [ ] Accelerated filer |X| Non-Accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                YES [ ] NO |X|


         The number of shares outstanding of the registrant's Common Stock, as of August 31, 2006, was 12,871,319 shares. The aggregate market value of shares of Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $183,831,865.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
================================================================================

                               LECROY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                TABLE OF CONTENTS



FORM 10-K ITEM NUMBER:                                                                                       Page No.
                                                                                                              ----
   Cautionary Statement Regarding Forward-Looking Statements...............................................     3
                                                       PART I

   Item 1.      Business...................................................................................     4
   Item 1A.     Risk Factors...............................................................................    18
   Item 1B.     Unresolved Staff Comments..................................................................    26
   Item 2.      Properties.................................................................................    26
   Item 3.      Legal Proceedings..........................................................................    27
   Item 4.      Submission of Matters to a Vote of Security Holders........................................    28
                                                      PART II
   Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities..........................................................................    28
   Item 6.      Selected Consolidated Financial Data.......................................................    30
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    32
   Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................    45
   Item 8.      Financial Statements and Supplementary Data................................................    48
   Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......    86
   Item 9A.     Controls and Procedures....................................................................    86
   Item 9B.     Other Information..........................................................................    88
                                                      PART III
   Item 10.     Directors and Executive Officers of the Registrant ........................................    89
   Item 11.     Executive Compensation.....................................................................    89
   Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters....................................................................................    89
   Item 13.     Certain Relationships and Related Transactions.............................................    89
   Item 14.     Principal Accounting Fees and Services.....................................................    89
                                                      PART IV
   Item 15.     Exhibits and Financial Statement Schedules.................................................    90
                Signatures.................................................................................    93



         LeCroy(R), Wavelink(TM), WaveMaster(R), WavePro(R), WaveJet(R), WaveRunner(R), WaveSurfer(TM), WaveExpert(TM), MAUI(TM) and CATC(TM) are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         We develop, manufacture, sell and license high-performance oscilloscopes and global communication protocol analyzers. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer six families of oscilloscopes, which address different solutions for the markets we serve: WaveExpert, our line of Sampling Oscilloscopes; WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer, designed for value-oriented users in the low-performance bandwidth sector of the market; and WaveJet, our entry-level oscilloscope products. Our protocol analyzers are used to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. Our protocol analyzers are used by designers and engineers whose products are in development and production and also for products deployed in the field.

         We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire. Revenue is recognized when products are shipped or services are rendered to customers and other revenue recognition criteria are met, net of allowances for anticipated returns. We sell our products into a broad range of end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require.

TEST AND MEASUREMENT MARKET

         Test and Measurement equipment is used in the design, development, manufacture, deployment and operation of electronic products and systems. This equipment is required to verify functionality and performance of new product designs and to ensure compliance to industry standards and overall product quality. These instruments are used across all electronic equipment industries, including computer, semiconductor, communications, consumer, automotive, defense, and video. In addition, Test and Measurement instruments are utilized to install, maintain and monitor wireless and wire-line communications and broadcast networks. This Test and Measurement equipment aids in the research and development of new products, testing of products in production, and maintenance and service of products in the field.

         According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment exceeded $7 billion in 2005. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

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

         While the overall market for test and measurement equipment is made up of hundreds of different types of instruments and measurement tools, one of the largest single product categories is oscilloscopes. We estimate that oscilloscopes represented approximately $1.1 billion of the overall $7 billion market in 2005. In addition, protocol analyzers, an emerging product category, represented approximately $300 million in sales in 2005. Protocol analyzers address specific communications standards in the wide area network (WAN), local area network (LAN), storage area network (SAN), voice mail and computer peripheral interconnect market spaces. LeCroy presently focuses on the computer peripheral interconnect space. We believe the potential for these products lies somewhere in the $70 to $80 million range of the total protocol analyzer product category.

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

         The three primary specifications of an oscilloscope are its bandwidth, or capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time, typically billions of samples per second in modern oscilloscopes; and memory length, or the number of data points that may be captured at one time. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Real-time oscilloscopes with bandwidths ranging from 20 Megahertz ("MHz") up to 18 Gigahertz ("GHz") are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe the oscilloscope market can be generally divided into four major categories:

     o High-end oscilloscopes. The largest part of the market, which we believe currently accounts for slightly more than half of the market based on revenues generated, comprises instruments with the ability to capture and analyze signals ranging from 300 MHz up to the highest available real-time bandwidths. These instruments generally sell from $4,000 up to over $100,000 depending on their capabilities.

     o Lower-end oscilloscopes. We believe about one-third of the market's revenue comes from these products which include less complex instruments with the ability to capture and analyze signals ranging from 20 MHz to 300 MHz. These instruments generally sell for below $5,000.

     o Handheld oscilloscopes. This includes a variety of handheld oscilloscopes which we believe currently comprise less than 10% of the overall market. Selling prices for these handheld instruments are generally between $1,000 and $3,000.

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

     Protocol analyzers are "standard specific" tools; they enable a design engineer to analyze the "conversation" between two devices. Many distinct communications standards are emerging to meet the growing demand for digital connectivity in the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace industries. The characteristics of each standard, including its principal uses, physical medium, transmission speed and distance covered, vary greatly. Examples of existing and emerging standards in the computer peripheral interconnect space include the following:

     o Bluetooth(R). The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth was introduced in 1998. The promoter group consists of Agere, Ericsson, IBM, Intel, Microsoft, Motorola, Nokia and Toshiba. Bluetooth operates through radio waves with rapidly fluctuating frequencies at speeds of up to 1 million bits (megabits) per second, or Mbps, over distances of up to 100 meters. In 2005, over 500 million Bluetooth chipsets were shipped - primarily in the handset and mobile computing markets. Bluetooth has recently been enhanced further with updates to the specification to improve the performance and usability of the interface. In March of 2006, the Bluetooth Special Interest Group announced a next generation high-speed Bluetooth wireless technology to be based on WiMedia Ultra-Wideband platform. Collaboration between the WiMedia Alliance and the Bluetooth community should help define Bluetooth technology as a key personal area network technology for today and the future.

     o Ethernet. Ethernet enables high-speed connection among computers and peripheral devices in local area networks. Ethernet was introduced in 1980 by Digital Equipment Corporation, Intel, and Xerox and, in 1983, the Institute of Electrical and Electronics Engineers, Inc. (IEEE) released the first IEEE standard for Ethernet technology. Ethernet technology operates over coaxial cable, twisted pair wiring or fiber optic cable at speeds of up to 10 Mbps over distances of up to 2,000 meters. The IEEE has released newer versions of the Ethernet technology including: Fast Ethernet in 1995, which operates at speeds of up to 100 Mbps, Wireless Ethernet in 1997, that operates at speeds up to 10 Mbps, Gigabit Ethernet in 1998, which operates at speeds of up to 1 billion bits (gigabits) per second, or Gbps, and 10 Gbps Ethernet released in June 2002.

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

     o PCI Express. PCI Express is an emerging standard first introduced in 2002 and is intended to enhance the Peripheral Connect Interface (PCI) architecture spanning multiple computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express provides system original equipment manufacturers, or OEMs, and peripheral developers the ability to realize product versatility and market differentiation without the burden of maintaining obsolete interfaces or losing compatibility. The promoter group consists of Hewlett-Packard, Dell, IBM, Intel and Microsoft. PCI Express currently runs at 2.5 Gbps per lane in each direction, providing a total bandwidth of 80 Gbps in a 16-lane configuration. The next generation of PCI Express, Generation 2 or Gen 2, will run at 5.0 Gbps per lane in each direction, providing a total bandwidth of 160 Gbps for a 16-lane configuration. Adoption of PCI Express Gen2 will begin in the first half of fiscal 2007.

     o Serial ATA. The Serial ATA standard (SATA) enables high-speed, low-cost internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and is expected to replace Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives to the motherboard. Serial ATA operates over copper wire at speeds up to 3 Gbps over distances of up to one meter. In 2006, Serial ATA volume is expected to surpass legacy Parallel ATA device shipments for the first time. Broad based adoption of Serial ATA in the storage market has led to the use of SATA in new applications including server, networked storage and consumer electronics devices.

     o Serial Attached SCSI. Initiated in December 2001 by the Small Computer System Interface (SCSI) Trade Association, Serial Attached SCSI (SAS) was designed to be the logical evolution of SCSI to satisfy the data center requirements of scalability, performance, reliability and manageability, while leveraging a common low-cost electrical and physical connection interface from Serial ATA. SAS provides universal interconnect with Serial ATA, while offering logical SCSI compatibility along with the reliability, performance and manageability of parallel SCSI. SAS is positioned primarily for enterprise class storage applications. SAS allows each host to address up to 4,096 devices via expanders. SAS's flexibility allows single or multiple lane communications with devices, with a 3 Gbps four lane wide connection providing 12 Gbps total throughput. The SAS-2 specification initiated in May of 2005 will run at 6.0 Gbps per lane in each direction, providing a total bandwidth of 24 Gbps. Early adopters are expected to begin sampling 6.0 Gbps devices in the 2nd half of fiscal 2007.

     o Universal Serial Bus. The Universal Serial Bus standard (USB) enables low, medium and high-speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. In addition, it is becoming widely used as the replacement technology for proprietary cabling on medical and industrial control equipment. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. The promoter group for USB consists of Agere, Hewlett-Packard, Intel, Lucent, Microsoft, NEC and Philips. USB enables connectivity through copper wires at speeds of up to 480 Mbps over distances of up to five meters. USB technology continued its impressive growth in 2005 with higher shipments in MP3 players, mobile handsets, digital televisions, set top boxes and DVD recorders. Market research firm In-Stat forecasts that USB-enabled electronics device annual shipments will double from 1.4 billion in 2005 to 2.8 billion in 2010.

     o Wireless USB. Certified Wireless USB is the new wireless extension to USB that combines the speed and security of wired technology with the ease-of-use of wireless technology. Certified Wireless USB will support robust high-speed wireless connectivity by utilizing the WiMedia MB-OFDM Ultra-wideband (UWB) radio platform as developed by the WiMedia Alliance. This emerging wireless technology is endorsed for use in the U.S. and Japan; with regulatory approval underway in Europe. The combination of a low-cost, low-power wireless transport with the ubiquitous USB protocol layer is expected to become a key enabler for next-generation consumer electronic devices.

     LeCroy is a provider of protocol analyzers for these existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. We have expertise in the Bluetooth, Ethernet, Fibre Channel, IEEE 1394, InfiniBand, PCI Express, SCSI, Serial ATA, SAS and wireless USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software called CATC Trace(TM), our products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used during the manufacturing process to ensure that our customers' products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

OUR COMPETITIVE STRENGTHS

     We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment used by electronic designers and engineers to measure and analyze complex electronic signals. Our key competitive strengths include:

     Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the markets we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire oscilloscope product line. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 57 U.S. patents and 25 foreign patents, with approximately 47 other U.S. patents pending.

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

     Global sales and distribution. We have a global sales force and distribution structure covering North America, Europe/Middle East, Japan and Asia/Pacific. Each of these regions is a major contributor to our revenue and provided between approximately 14% and 32% of our revenues in the last three fiscal years. We currently have direct sales personnel in 12 countries and operate in 53 smaller markets through regional managers, distributors and sales representatives. We believe that our sales force is recognized by our customers for their technical expertise. Our sales force often works in tandem with design engineers to create solutions to complex applications.

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

OUR STRATEGY

     In order to enhance our position as a leading provider of oscilloscopes and protocol analyzers, our objective is to grow our company and our market share in the markets in which we operate. In addition, we may pursue strategic acquisitions that have strong adjacent market positions or complement our current product lines. Key strategic goals include:

     Focus on the general purpose oscilloscope market. We have a competitive product offering and ongoing engineering development efforts underway to address customer needs for oscilloscope solutions in market sectors representing the largest and most profitable portion of the oscilloscope market.

     Focus on the market for serial data test applications. The market for testing important serial data standards including PCI Express, Serial ATA, SAS, USB2.0, wireless USB and Bluetooth, is a rapidly growing market - on the order of 30% Compound Annual Growth Rates (CAGR) according to internal estimates. The primary tools associated with testing serial data links are oscilloscopes (to test the electrical signals and paths or the "physical layer") as well as specialized protocol analyzers (to observe, decode and verify that the desired data traffic and device specific messages are flowing from node to node). Our high end real-time oscilloscope and sampling oscilloscope development efforts are aimed primarily at satisfying the needs of customers in this important applications area. We believe our offering in these two primary product categories combined with an intense focus on ensuring the right capability is available to our customers at the right time in the most important applications will allow us to continue to grow in this market segment.

PRODUCTS AND SERVICES

   OSCILLOSCOPES

     We currently offer five major real-time oscilloscope families: WaveMaster, WavePro, WaveRunner, WaveSurfer and WaveJet and one sampling oscilloscope family, WaveExpert. Each oscilloscope model is capable of capturing and analyzing electronic signals at different bandwidth and performance points in the market. Each oscilloscope family is also offered with a selection of general software packages that expand its capabilities and allow customization of the operation and measurements of the specific product.

                       NUMBER
   PRODUCT               OF        BANDWIDTH         U.S. LIST         MARKET
   FAMILY              MODELS        RANGE          PRICE RANGE     INTRODUCTION
--------------------   ------    --------------  -----------------  ------------
WaveExpert Sampling
Oscilloscope                3     Up to 100 GHz  $28,000 - $90,000    April 2005
Series...............
WaveMaster/SDA/DDA
Series...............      22        3 - 18 GHz $47,000 - $128,000  January 2002

WavePro
7000A Series.........       7         1 - 3 GHz  $20,000 - $33,000  January 2003
WaveRunner
6000A Series.........      10   350 MHz - 2 GHz   $8,250 - $19,990  October 2003
WaveRunner
Xi Series............       3     400 - 600 MHz   $9,250 - $11,250  January 2006
WaveSurfer
Xs Series............       4     400 - 600 MHz    $5,590 - $9,690  January 2006
WaveSurfer
400 Series...........      11     200 - 500 MHz    $4,490 - $8,790    April 2004
WaveJet
300 Series...........       8     100 - 500 MHz    $2,890 - $7,490  January 2006

   SUPPORTING ANALYZERS AND APPLICATION SOFTWARE

     Our general purpose oscilloscope products are tailored with proprietary software and hardware to create application specific analyzers which function as industry-specific oscilloscopes for use in:

     o Data storage applications -- Disk Drive Analyzer products and DDA5000 series, using WaveMaster and WavePro platforms;

     o Serial data applications -- Serial Data Analyzer products, SDA3000 series, SDA4000, SDA5000 series, SDA6000 series, SDA11000 series and the SDA18000 series, based on the WaveMaster platform;

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

     o SASTracer(TM). The SASTracer, our Serial Attached SCSI development product introduced in 2003, is the Company's first system that supports the advanced protocol analysis of 1.5 and 3 Gbps SAS in 1-, 2- and 4-wide configurations. The SASTracer is able to logically group multiple related bus transactions allowing developers to quickly understand complex SAS transactions. SASTracer's features were especially designed for the multiple ways in which SAS systems can be configured.

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

     We also provide technical support services, repairs, maintenance, recalibration and a variety of post sale upgrades and installations. We maintain field service centers in Chestnut Ridge, New York; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; and Shanghai, China.

OUR CUSTOMERS AND END MARKETS

     Our oscilloscope products are used primarily by electronic designers and engineers principally in the research and development of new products. These end users typically employ our oscilloscopes to validate the performance of electronic designs and components. Our protocol analyzers are used by designers and engineers whose products are in development and production and also for products deployed in the field. These end users typically use our products to monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. We currently provide products to customers in four primary end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace. Our customers also include leading original equipment manufacturers.

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

     o new interface standards, which enable increased interoperability and higher levels of bandwidth between devices and peripherals, including:
          PCI Express -- a high speed serial data interface for connection to high performance subsystems, such as a graphics card, inside a computer; Serial ATA -- a high speed serial data interface for computer disk drives; USB 2.0 -- the latest version of the Universal Serial Bus standard, a high speed computer peripheral expansion interface; Wireless USB - new wireless extension to USB that combines the speed and security of wired USB with the ease of use of wireless; XAUI -- a 10 Gigabit Ethernet standard that improves the routing of electrical interconnections; and Firewire -- a high-speed serial interface for computer peripheral expansion; and

     o    system-on-a-chip validation.

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

     o evolution to perpendicular magnetic recording for higher capacity storage; and

     o adoption of faster point-to-point connections through the use of the Serial Advanced Technology Attachment, or Serial ATA, and Serial Attached Storage, or SAS, interface standards.

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

     We support our customers through a worldwide network of specialized applications engineers. We maintain service, repair and calibration facilities in Chestnut Ridge, New York; Santa Clara, California, Geneva, Switzerland; Seoul, South Korea; Tokyo, Japan; and Shanghai, China.

     In order to raise market awareness of our products, we maintain an informative website (www.Lecroy.com), advertise in trade publications, distribute promotional materials, conduct marketing programs and seminars, issue press releases regarding new products, publish technical articles and participate in industry trade shows and conferences.

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

     In protocol analyzers, with the acquisition of Computer Access Technology Corporation ("CATC)" in October 2004 (See " Management's Discussion and Analysis of Financial Condition and Results of Operations - CATC Acquisition"), we believe we have a competitive advantage as a result of our knowledge and expertise in multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. We have a broad, vertically integrated technology base that includes the knowledge and expertise to design advanced ASICs, use programmable logic in the form of microcontrollers and programmable logic devices in real-time embedded applications, design electronic circuit boards and systems, and design and develop embedded software, software drivers and software applications.

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

     In June 2002, we entered into a technology development agreement with IBM, in order to gain access to IBM's next-generation silicon germanium technology. This development agreement is set to expire in December 2006 but can be renewed at no additional cost. During fiscal 2005, this agreement was renewed at no cost for an additional term of two years.

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

MANUFACTURING AND SUPPLIERS

     We have consolidated and streamlined our manufacturing and operational activity to focus on our core expertise of oscilloscope and protocol analyzer product introduction and development. Our WaveMaster, WaveExpert and WavePro oscilloscopes and related products are manufactured at our facility in Chestnut Ridge, New York. Protocol analyzer products are manufactured in both our Chestnut Ridge, NY and Santa Clara, California facilities. Our focus on supply chain execution has allowed us to improve the cycle time required to build our instruments as well as reduce the time required to test and deliver products to our customers. For example, we have partnered with manufacturing companies in the U.S. and Asia that have allowed us to design and develop innovative products at reduced costs. This has allowed us to lower the overall costs of our products to our customers while improving our overall margin efficiency. Our WaveJet and WaveSurfer 4X products are manufactured by our strategic partner, Iwatsu, and our WaveRunner 6000A and WaveSurfer XS products are manufactured by a contract manufacturer, Plexus Corporation.

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

     We believe that the principal bases of competition in the oscilloscope market are a product's performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor's name recognition and reputation, product availability and the quality of post-sale support. We believe that we currently compete effectively with respect to each of the principal bases of competition in the oscilloscope market in the general price range ($2,900 to $128,000) in which our oscilloscopes are focused. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable "price-to-performance" ratio.

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

BACKLOG

     Our backlog of unshipped customer orders was approximately $11.2 million and $8.5 million as of June 30, 2006 and 2005, respectively. Backlog at June 30, 2005 excluded $0.7 million of deferred revenue established in connection with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in fiscal 2001. This revenue was fully recognized in fiscal 2006. Customers may cancel or reschedule orders at any time. We believe that our level of backlog at any particular time is not necessarily indicative of our future operating performance.

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

     We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. We currently hold 57 U.S. and 25 foreign patents, and approximately 47 pending applications covering a range of products with various expiration dates. Although none of our products depends exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage.

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

     Although we believe that our products and technologies do not infringe the proprietary rights of third parties, there can be no assurance that third parties will not assert claims against us based on the infringement or alleged infringement of any such rights. Such claims are typically costly to defend, regardless of the legal outcome. There can be no assurance that we would prevail with respect to any such claim, or that a license to third party rights, if needed, would be available or available on acceptable terms. In any event, patent and proprietary rights litigation can be extremely protracted and expensive.

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

EMPLOYEES

     As of June 30, 2006, we had 458 full-time employees, 215 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Unless otherwise set forth, below are the name, age, position, and a brief account of the business experience of each of our executive officers as of August 31, 2006:

      NAME                                         AGE                       POSITION(S)
    -------                                       ----   ---------------------------------------------------
    Thomas H. Reslewic......................       47    President; Chief Executive Officer and Director
    R. Scott Bausback.......................       45    Executive Vice President, Chief Operating Officer
    Carmine Napolitano......................       38    Vice President, General Manager-Product Divisions
    David C. Graef..........................       49    Vice President, Chief Technology Officer
    Sean B. O'Connor........................       41    Vice President, Finance; Chief Financial Officer;
                                                         Secretary and Treasurer
    Conrad J. Fernandes.....................       45    Vice President, Corporate Development and Strategy
    Corey Hirsch............................       49    Vice President, Chief Information Officer

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

     R. Scott Bausback has served as Executive Vice President, Chief Operating Officer since joining us in August 2001. In August 2006, he was given the additional responsibility of managing LeCroy's worldwide sales force. Previously, he held a variety of sales and marketing management positions during an 18-year tenure at Tektronix, culminating in his role as Vice President and General Manager of Tektronix's Communications Business Unit from September 1998 until June 2001. Mr. Bausback has a Bachelor of Science degree in electrical engineering from Rutgers College of Engineering and completed the YEI Executive Education program at Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

     Carmine J. Napolitano was appointed Vice President and General Manager of LeCroy's Product Divisions in August 2006. Previously he held the position of Vice President, President - Serial Data Division, with the acquisition of CATC in November 2004, (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - CATC Acquisition,") having served as a CATC Director, President and Chief Executive Officer since July 2004. Mr. Napolitano joined CATC in September 2002 as Vice President, Chief Financial Officer and Secretary. He was named Chief Legal Officer in August 2003 and was promoted to President in November 2003. Before joining CATC, from August 1995 until August 2002, Mr. Napolitano was Vice President of Finance & Administration and Chief Financial Officer at Centric Software, a leader in collaborative product development software. Mr. Napolitano received a BS in Mechanical Engineering from the University of California, Santa Barbara and an MBA in Finance from New York University.

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

     Sean B. O'Connor was appointed Vice President, Finance and Chief Financial Officer in November 2005. Previously he served as Vice President, Legal Affairs and Chief Compliance Officer and from August 2001 to May 2005, he served as the Company's Tax Director. Prior to joining LeCroy, he was an attorney at the law firm of McDermott, Will and Emory. Previously Mr. O'Connor served as Director of Taxation and Finance at Movado Group and as a senior consultant in the New York office of PricewaterhouseCoopers LLC. Mr. O'Connor, a CPA, received his B.B.A. from Pace University and his J.D. from Seton Hall University School of Law.

     Conrad J. Fernandes was appointed Vice President of Corporate Development and Strategy in August 2006. Previously he served as Vice President, Worldwide Sales from July 2001 to August 2006, Vice President, International Sales from 1999 until 2000, Director of Asia / Pacific Sales from 1994 until 1999 and Product Marketing Manager from 1990 until 1994. Mr. Fernandes has a Bachelor of Electronic Engineering degree and a Master of Business Administration degree from City University of London.

     Dr. Corey Hirsch has served as Vice President, Information Systems and Facilities since January 2002, and was named Chief Information Officer in May 2005. He joined LeCroy in September 2001, after a 24-year tenure at Tektronix, most recently as Director of European Operations, and Acting European Vice President. He completed his Doctorate degree in Business Administration from Brunel University, London and his Masters in Business Administration from the University of Oregon, and has recently earned a Certification in Information Security Management (CISM) from Information Systems Audit and Control Association (ISACA).

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

ITEM 1A. RISK FACTORS

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

     o    discontinuance of our recent stock repurchase program;

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

     IF OUR OPERATING RESULTS DECLINE IN THE LONG-TERM, WE MAY BE REQUIRED TO ESTABLISH AN ADDITIONAL VALUATION ALLOWANCE AGAINST OUR
     NET DEFERRED TAX ASSETS.

     We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of June 30, 2006, our Consolidated Balance Sheet includes approximately $15.5 million of deferred tax assets after valuation allowance related to the future tax benefit of certain temporary differences between our financial statements and our tax returns. Realization of our deferred tax assets is mainly dependent on our ability to generate future taxable income. As of June 30, 2006, we recorded a valuation allowance of approximately $0.3 million to reserve for those deferred tax assets we believe are not more likely than not to be realized in future periods. An additional valuation allowance would be recorded if it was deemed more likely than not that some or all of our deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Consolidated Statements of Operations, which would have an adverse impact on our operating results.

     WE FACE RISKS FROM FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES VERSUS THE U.S. DOLLAR AND THE COST OF CURRENCY EXCHANGE, WHICH AFFECT OUR REVENUE, COST OF REVENUE AND OPERATING MARGINS AND COULD RESULT IN EXCHANGE LOSSES.

     A large portion of our sales and expenses are denominated in foreign currencies. We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Changes in the relation of foreign currencies to the U.S. dollar will affect revenues, our cost of revenue and operating margins and could result in exchange losses. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, European monetary unit (Euro), Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, and Singapore dollar.

     We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets, liabilities or other transactions denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting. Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future will not result in mismatches between local currency revenues and expenses, and will not adversely affect our results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products.

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

     Our success depends on the efforts and abilities of senior management and key employees in the sales, marketing, research and development, and manufacturing areas. Many of these employees would be difficult to replace. We do not have employment contracts with some of our key personnel. If we cannot retain existing key managers and employ additional qualified senior employees, our business, financial condition, and results of operations could be materially and adversely affected. We do not maintain "key man" life insurance policies on any of our personnel. Future expansion of operations will require us to attract, train and retain new personnel. In addition, we may be limited by non-solicitation agreements entered into by our key personnel with respect to hiring employees from our competitors. These factors could increase our operating expenses. If we are unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits increase substantially, our business, results of operations or financial condition could be materially and adversely affected.

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

     POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES, AND JOINT VENTURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. On October 29, 2004, we acquired all of the outstanding shares of common stock of CATC. As a result of our acquisition of CATC or other transactions which may be consummated, our financial results may differ from the investment community's expectations in a given quarter and year. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of the newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

     WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL WE NEED TO MAINTAIN OR GROW OUR BUSINESS.

     Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than $46.5 million remaining under the Revolver with The Bank of New York and the other lenders party thereto, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

     The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

     o    our results of operations;

     o    general economic conditions and conditions in our industry;

     o    the perception in the capital markets of our business;

     o    our ratio of debt to equity;

     o    our financial condition;

     o    our business prospects; and

     o    changes in interest rates.

     In addition, certain covenants relating to our $100.0 million credit facility impose limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

     Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us and entirely reserved for after the sale of the Vigilant Networks business and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse affect on our results of operations.

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

     We have a $100.0 million credit facility with The Bank of New York and the other lenders party thereto. We are subject to financial covenants under our credit facility, including interest coverage ratio, minimum total net worth, leverage ratio and fixed charge coverage ratio requirements. Failure to comply with the financial covenants under our credit facility may adversely affect our business, results of operations, liquidity and financial condition.

    ISSUANCE OF SHARES IN CONNECTION WITH FINANCING TRANSACTIONS OR UNDER STOCK PLANS WILL DILUTE CURRENT STOCKHOLDERS.

     Pursuant to our stock plans, our management is authorized to grant restricted stock awards or stock options to our employees, directors and consultants. Our stockholders will incur dilution upon exercise of any outstanding stock options. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

    WE FACE BURDENS RELATING TO THE RECENT TREND TOWARD STRICTER CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS.

     Recently adopted or new legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have led to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition, could materially harm our business and could cause the market price of our common stock to decline. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

     WE MUST SUCCESSFULLY EXECUTE OUR STRATEGY TO INTRODUCE NEW PRODUCTS.

     One of our key strategies is to expand our addressable portion of the oscilloscope and protocol analysis markets by introducing new products such as sampling oscilloscopes and protocol exercisers and probes. We have in the past withdrawn product lines due to implementation and financial concerns. The success of our new product offerings will depend on a number of factors, including our ability to identify customers' existing and future needs properly and quickly, timely manufacture and deliver products that address these needs in sufficient volumes, differentiate offerings from competitors' offerings, price products competitively and anticipate competitors' developments of new products or technological innovations.

     WITHOUT THE TIMELY INTRODUCTION OF COMPETITIVE PRODUCTS, OUR PRODUCTS MAY BECOME TECHNOLOGICALLY OBSOLETE.

     We generally sell our products in industries that are characterized by rapid technological changes, frequent new product announcements and introductions and changing industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to introduce competitive products in a timely manner, customers may defer placing orders in anticipation of future releases or may purchase products from competitors. Product development delays may result from numerous factors, including:

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

     We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer and chief operating officer, are former employees of Tektronix. In fiscal 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. In fiscal 2005, we settled intellectual property litigation with Tektronix in which both sides claimed patent infringement. This settlement is described in more detail in Note 22 to the Consolidated Financial Statements.

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

     A PROLONGED ECONOMIC DOWNTURN COULD MATERIALLY HARM OUR BUSINESS BY DECREASING CAPITAL SPENDING.

     Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in many of the markets we serve. In particular, a downward cycle affecting the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets would likely result in a reduction in demand for our products and would have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, if customers' markets decline, we may not be able to collect outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to maintain profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    There are no unresolved comments to be reported pursuant to Item 1B.

ITEM 2. PROPERTIES.

     We own our executive offices and manufacturing facility, which is an approximately 88,000 square foot building in Chestnut Ridge, New York. Pursuant to our secured credit agreement with The Bank of New York and other syndicated lenders, we granted the banks a security interest in this property. In addition, we lease other office space in Santa Clara, California and around the world to support our local sales and service operations and to support our research and development activities. Santa Clara also serves as a manufacturing facility for a limited number of products. We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 2006, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the NASDAQ Global Market under the symbol "LCRY." The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Market. As of August 29, 2006, there were 313 stockholders of record of our common stock.

                                                            HIGH        LOW
                                                            ----       -----
Year Ended June 30, 2005:
  First Quarter......................................    $   18.46  $   13.00
  Second Quarter.....................................        23.34      15.69
  Third Quarter......................................        25.42      17.00
  Fourth Quarter.....................................        17.32      12.93

Year Ended June 30, 2006:
  First Quarter......................................    $   15.98  $   13.72
  Second Quarter.....................................        16.32      14.41
  Third Quarter......................................        15.88      13.78
  Fourth Quarter.....................................        15.42      11.78

ISSUER REPURCHASES OF EQUITY SECURITIES

     On May 25, 2006, LeCroy's Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company's Board of Directors.

     The following table sets forth information regarding LeCroy's purchases of its common stock on a monthly basis during the fourth quarter of fiscal 2006. Share repurchases are recorded on a trade date basis.

                                                       TOTAL NUMBER OF
                                         WEIGHTED    SHARES PURCHASED AS     MAXIMUM NUMBER OF
                        TOTAL NUMBER     AVERAGE       PART OF PUBLICLY     SHARES THAT MAY YET
                          OF SHARES     PRICE PAID   ANNOUNCED PLANS OR      BE PURCHASED UNDER
  PERIOD                  PURCHASED     PER SHARE          PROGRAM         THE PLANS OR PROGRAMS
  ------                  ---------     ---------    -------------------   ---------------------
  May 1, 2006 to May
  31, 2006.......              43,963     $13.43            43,963               1,956,037
  June 1, 2006 to
  June 30, 2006.......         98,320     $12.82            98,320               1,857,717
                               ------                       ------
  Total.....................  142,283     $13.01           142,283               1,857,717
                              =======                      =======


EQUITY COMPENSATION PLAN INFORMATION

     Information regarding LeCroy's equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled "Executive Compensation-- Equity Compensation Plan Information" in LeCroy's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after LeCroy's fiscal year end of July 1, 2006 (the "Proxy Statement"), which information is incorporated herein by reference.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Subject to the terms of our revolving credit agreement, our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. Under the terms of our amended bank credit agreement, we are permitted within prescribed covenant restrictions to declare and pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data as of and for the year ended for each fiscal year presented has been derived from our consolidated financial statements for each of the years in the five-year period ended June 30, 2006. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.


CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                                     YEAR ENDED JUNE 30,
                                                                  ------------------------------------------------------
                                                                    2006(7)    2005(7)     2004       2003        2002
                                                                  ---------- ---------- ---------- ----------  ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Test and measurement products(1)....................            $ 153,441  $ 156,440  $ 117,290  $   98,281  $ 103,695
  Service and other(1)(2).............................                7,095      8,538      7,650       9,578      7,761
                                                                  ---------  ---------  ---------  ----------  ---------
    Total revenues....................................              160,536    164,978    124,940     107,859    111,456
Cost of revenues(3)(4)................................               63,476     73,632     52,594      50,989     59,717
                                                                  ---------  ---------  ---------  ----------  ---------
  Gross profit........................................               97,060     91,346     72,346      56,870     51,739

Operating expenses:
  Selling, general and administrative(4)(5)...........               51,622     57,341     43,997      41,422     40,477
  Legal settlement....................................                2,792      1,000         --          --         --
  Research and development(6).........................               30,123     28,050     15,760      18,226     22,006
                                                                  ---------  ---------  ---------  ----------  ---------
    Total operating expenses..........................               84,537     86,391     59,757      59,648     62,483
                                                                  ---------  ---------  ---------  ----------  ---------

Operating income (loss)...............................               12,523      4,955     12,589      (2,778)   (10,744)
  Interest income.....................................                  813        564        716         912        637
  Interest expense....................................               (3,096)    (2,742)      (720)       (675)      (211)
  Other, net..........................................                 (204)       238         (7)       (321)      (116)
  Loss from sale of marketable securities.............                   --         --         --          --       (122)
Income (loss) from continuing operations before
  income taxes........................................               10,036      3,015     12,578      (2,862)   (10,556)
                                                                  ---------  ---------  ---------  ----------  ---------
(Provision for) benefit from income taxes.............               (3,463)      (872)    (4,653)      1,059      4,307
                                                                  ---------  ---------  ---------  ----------  ---------
Income (loss) from continuing operations..............                6,573      2,143      7,925      (1,803)    (6,249)

Gain from discontinued operations, net of tax.........                   --         --        119         129         --
                                                                  ---------  ---------  ---------  ----------  ---------
Net income (loss).....................................                6,573      2,143      8,044      (1,674)    (6,249)

Charges related to convertible preferred stock........                   --         --         --       2,069      1,876
Redemption of convertible preferred stock.............                   --         --      7,665          --         --
                                                                  ---------  ---------  ---------  ----------  ---------
Net income (loss) applicable to common stockholders...            $   6,573  $   2,143  $     379  $   (3,743) $  (8,125)
                                                                  =========  =========  =========  ==========  =========

Net income (loss) per common share - basic:
    Income (loss) from continuing operations applicable
      to common stockholders..........................            $    0.54  $    0.18  $    0.02  $   (0.37)  $   (0.81)
    Gain from discontinued operations, net of tax.....                   --         --       0.01       0.01          --
    Net income (loss) applicable to common stockholders                0.54       0.18       0.04      (0.36)      (0.81)

Net income (loss) per common share - diluted:
    Income (loss) applicable to common stockholders...            $    0.53  $    0.17  $    0.02  $   (0.37)  $   (0.81)
    Gain from discontinued operations, net of tax.....                   --         --       0.01       0.01          --
    Net income (loss) applicable to common stockholders                0.53       0.17       0.03      (0.36)      (0.81)

Weighted average number of common shares:
  Basic...............................................               12,218     11,774     10,754      10,364     10,052
  Diluted.............................................               12,474     12,258     11,074      10,364     10,052


                                                                                    AS OF JUNE 30,
                                                                -------------------------------------------------------
                                                                   2006       2005        2004       2003       2002
                                                                ---------- ----------  ---------- ---------- ----------
(IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable securities,
  current.................................................      $  16,972  $   13,866  $  38,100  $  30,851  $   27,322
Working capital...........................................         46,997      44,313     69,916     62,831      63,265
Total assets..............................................        201,974     193,168    129,793    122,152     126,991
Total debt and capital leases.............................         38,130      45,489        196        291         375
Redeemable convertible preferred stock....................             --          --         --     15,335      13,266
Total stockholders' equity................................        129,703     116,818    101,608     80,514      81,505


(1) Certain prior year amounts have been reclassified from service revenue to product revenue to conform to the fiscal 2006 and 2005 presentation. These reclassifications had no impact on previously reported total revenue.

(2) Service and other revenue in each of fiscal 2005, 2004, 2003 and 2002 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as of the beginning of fiscal 2001. Fiscal 2006 includes recognition of the remaining balance of $0.7 million of previously deferred revenue under SAB 101. Also included in service and other revenue in fiscal 2003 is a technology license fee of $3.0 million.

(3) Cost of revenues in fiscal 2006 includes a $0.1 million charge for severance and other related charges. Cost of revenues in fiscal 2005 includes $2.7 million of charges for inventory write-downs related to a change in our long-term product support, $1.8 million in other inventory write-downs, $1.5 million of asset impairment charges, and a $0.1 million charge for severance and other related charges. Included in cost of revenues in fiscal 2003 is $2.3 million of asset impairment charges and a $0.1 million charge for severance. In fiscal 2002, we recorded a $1.0 million charge for severance and $3.6 million of excess and obsolete inventory charges related to the cost of inventory associated with discontinued product lines and inventory levels that had been deemed to be in excess of forecasted requirements.

(4) Certain prior year amounts have been reclassified from cost of revenues to selling, general and administrative expense to conform to the fiscal 2006 and 2005 presentation. These reclassifications had no impact on previously reported operating income (loss).

(5) In Selling, general and administrative expense in fiscal 2006 and 2005, we recorded a charge for severance and other related costs of $0.2 million and $1.5 million, respectively. Included in selling, general and administrative expense in fiscal 2004 is the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2003, we recorded a $0.3 million charge related to the cost of closing our Beaverton, Oregon facility and a $2.4 million charge for severance, partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2002, we recorded $3.0 million in severance-related charges.

(6) Research and development in each of fiscal 2006, 2005, 2004, 2003 and 2002 includes severance-related charges of $0.1 million, $0.1 million, zero, $0.7 million and $0.2 million, respectively. In fiscal 2005 we recorded a charge for in-process research and development ("IPR&D") of $2.2 million related to the acquisition of Computer Access Technology Corporation ("CATC") and, in fiscal 2002, a $4.0 million technology access fee paid to IBM.

(7) Results for fiscal 2006 and 2005 include CATC acquired October 29, 2004 (See "CATC Acquisition" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-K and the documents incorporated by reference herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" and elsewhere in this Form 10-K.

     We utilize fiscal years that end on the Saturday nearest to June 30. For clarity of presentation, we have described all fiscal years as if they end on June 30. Fiscal years 2006 and 2004 each include 52 weeks. Fiscal year 2005 includes 53 weeks.

OVERVIEW

     We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high-energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

     We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment and currently operate as one business segment in the Test and Measurement market. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer six families of oscilloscopes, which address different solutions to the markets we serve: WaveExpert, a powerful family of sampling oscilloscopes and modules; WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer, designed for value-oriented users in the low-performance bandwith sector of the market; and WaveJet, our entry-level oscilloscope products. Our protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB2.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), Wireless USB, and others.

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

     We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers' representatives and distributors in areas where demand levels do not justify direct distribution. We divided the world into four areas - North America, Europe/Middle East, Japan and Asia/Pacific. In North America we primarily sell our products directly in the United States. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

     We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.

     Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and

U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see below, Item 7A of this Part II entitled "Quantitative and Qualitative Disclosure About Market Risk."

     Historically, we have, at times, experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, have been principally due to the lower level of general market activity during the summer months, particularly in Europe.

     Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profit represents revenues less cost of revenues. Additional factors integral to gross profit earned on our products are mix, as the list prices of our products range from $2,900 to $128,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

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

     In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2006 and 2005 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2006 and 2005, see the Section entitled "Restructuring and Asset Impairment," below.

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

     In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004, we completed the acquisition of Computer Access Technology Corporation ("CATC") to complement our expanding portfolio of serial data test solutions. This division, Protocol Solutions Group ("PSG"), now represents about 15% of our total business. The acquisition of CATC is described more fully below. In March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that included the rights to a new low-end product line, `ViewGo,' re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement.

     Also in fiscal 2006, we transformed our entire low and mid-range product lines by introducing a new line of WaveRunners and WaveSurfers and adding the new WaveJet product line noted above. Additionally, we expanded our high-end product line by introducing the SDA18000. We believe that our diversified product mix strategically positions us to expand our presence in the Test and Measurement market in the coming year.

CATC ACQUISITION

     On October 29, 2004, we completed our acquisition of 100% of the outstanding common stock of CATC (the "Merger"). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC's products are used by semiconductor, device, system and software companies at each phase of their products' lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the Merger. Through our acquisition of CATC, we expect to capitalize on the increasing demand for serial data test instruments, leverage our global, technical, direct sales force to accelerate the growth of CATC's products, strengthen our position in the data storage market, increase penetration into the computer market, expand gross profit margins, increase operating leverage leading to expanded operating profit and increase cash generation capabilities.

     Total consideration paid to acquire CATC was approximately $130.0 million. The Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, we paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan purchase rights. Further, we assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. As a result of the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") on July 1, 2005, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values, the remaining unamortized deferred compensation was eliminated against Additional paid-in capital in the Consolidated Balance Sheet in the first fiscal quarter of 2006 and the fair value of remaining unvested LeCroy options is being recognized in our consolidated financial statements over the remaining requisite service period. (See "Critical Accounting Policies" below). LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under our $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. For more information see Notes 2 and 13 to the Consolidated Financial Statements.

RESTRUCTURING AND ASSET IMPAIRMENT

     In the fourth quarter of fiscal 2006, we realigned certain of our business processes and as a result, incurred expenses of approximately $0.4 million of which approximately $0.1 million was charged to cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of June 30, 2006, approximately $0.2 million has been paid in cash and $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the third quarter of fiscal 2007.

     In the fourth quarter of fiscal 2005, we realigned certain of our business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses, which included lease termination costs and asset write-downs. Of these costs, $0.1 million was recorded in Cost of revenues, $0.8 million was recorded in Selling, general and administrative and $0.1 million was recorded in Research and development. The implementation of this plan resulted in headcount reductions of 20 employees or approximately 5% of the workforce as compared to June 30, 2004. As of June 30, 2006, approximately $0.7 million of severance has been paid and $0.3 million of facility charges have been paid in cash or written off and approximately $19,000 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2007.

     During the second quarter of fiscal 2005, as a result of the Merger, we adopted a plan to restructure our organization and refine our product strategy. In connection with the adoption of this plan, we recorded a charge for severance and other related expenses in fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of June 30, 2006, approximately $0.6 million of severance has been paid and approximately $46,000 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the second quarter of fiscal 2007. Additionally, in the second quarter of fiscal 2005, as a result of a change in our organization stemming from the Merger and a subsequent change in our low to mid-range oscilloscope manufacturing strategy, we took a $1.5 million non-cash charge to Cost of revenues for the impairment of a related intangible asset.

     The below table summarizes our restructuring charges for the fiscal years ended June 30, 2006 and 2005 (No similar charges were recorded in fiscal 2004.) (in thousands):

                                                         FISCAL YEAR
                                                     2006             2005
                                                     ----             ----

     Charges for:
       Impaired intangible assets.............   $     --      $      1,500
       Service center closure.................         --                59
       Severance and related costs............          77               18
                                                 ---------     ------------
          Cost of revenues....................   $      77     $      1,577
                                                 =========     ============

     Charges for:
       Severance and related costs............   $     127     $         77
                                                 ---------     ------------
          Research and development............   $     127     $         77
                                                 =========     ============

     Charges for:
       Severance and related costs............   $     176     $      1,328
       Facility closure.......................         --               171
                                                 ---------     ------------
          Selling, general and administrative.   $     176     $      1,499
                                                 =========     ============

     These restructuring and business realignment charges represent our best efforts to respond to the current demands in our industry. However, these and future cost reductions, or other benefits expected from the restructuring, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates. The accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include the following:

     Revenue Recognition. We enter into agreements to sell products, services, and other arrangements that include combinations of products and services. Revenue from product sales, net of allowances for anticipated returns, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, or when services have been provided. The price is considered fixed or determinable when it is not subject to refund or adjustments.

     In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company's higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Lease and rental revenues are reported within Test and measurement product revenue.

     Through March 31, 2005, we deferred revenue on shipments of our WaveSurfer family of oscilloscopes until they were sold by the distributor to their customers ("sell-through method") because of the associated uncertainty about sell-through volumes which precluded us from being able to sufficiently estimate the amounts of potential product returns due to the fact that this was a new product distributed via a new channel. In the fourth quarter of fiscal 2005, since we had four full quarters of experience with this product and channel with no significant returns, we had sufficient data to estimate potential returns. Therefore, in accordance with SFAS No. 48, we recognized previously deferred revenue of approximately $2.6 million in the fourth quarter of fiscal 2005. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized on a straight-line basis over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use relative fair values to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of the revenue recognition.

     Due to the significant software content of our protocol analyzer products, we recognize revenue on the sale of these products in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") as amended by Statement of Position 98-9, upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. When we ship a protocol analyzer but certain elements relating to the functionality of the product are not delivered, revenue and the associated cost of revenue are deferred until the remaining elements are delivered. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

     Net Reserves on Accounts Receivable. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In addition, we maintain an allowance for anticipated sales returns. We analyze historical return trends as well as in-transit product returns to evaluate the adequacy of the allowance for anticipated returns. The net reserves on accounts receivable, which includes the allowance for doubtful accounts as well as the allowance for anticipated returns, was approximately $0.5 million and $0.4 million at June 30, 2006 and 2005, respectively. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

     Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory on a quarterly basis and provide an allowance for the value of estimated excess and obsolete inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with our manufacturing department to maximize recovery of excess inventory. Based upon management's forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory's quantity and its forecasted usage are classified as excess. The allowance for excess and obsolete inventory was $1.6 million and $1.1 million at June 30, 2006 and 2005, respectively. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

     Deferred Tax Assets. We have recognized approximately $15.5 million of deferred tax assets after valuation allowance as of June 30, 2006 for the future tax benefits of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are federal, state and foreign net operating loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $0.3 million as of June 30, 2006 to reserve for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our results of operations when made.

     Valuation of Long-Lived and Intangible Assets. We assess the recoverability of our long-lived assets and intangible assets with finite lives (including technology, manufacturing and distribution rights and patents and other intangibles) whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets and intangible assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. The future cash flow projections are based on historical experience, management's view of growth rates within the industry and the anticipated future economic environment. If the undiscounted cash flows are less than the carrying amounts of the asset, an impairment loss is recorded to the extent that the carrying amount exceeds its fair value. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We recognized an intangible asset impairment of $1.5 million in fiscal 2005, due to a change in product strategy, which eliminated the usefulness and value of the asset.

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

     The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2006 after completion of our annual financial operating plan and determined that there was no impairment to our recorded goodwill balance of $78.5 million at June 30, 2006. We use our market capitalization to estimate the Company's fair value. There were no impairment indicators during the fiscal year ended June 30, 2006.

     Warranty. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability and, for new products, published (by a third party) expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims, review estimates of costs to repair and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.0 million at June 30, 2006 and 2005. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

     Share-based Compensation. In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R, "Share-based Payment", which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the year ended June 30, 2006 was $5.3 million.

    RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

                                                                            YEAR ENDED JUNE 30,
                                                                         ------------------------
                                                                          2006     2005      2004
                                                                          ----     ----      ----
Revenues:
  Test and measurement products .....................................     95.6%    94.8%    93.9%
  Service and other .................................................      4.4      5.2      6.1
                                                                         -----    -----    -----
     Total revenues..................................................    100.0    100.0    100.0
Cost of revenues.....................................................     39.5     44.6     42.1
                                                                         -----    -----    -----
     Gross profit....................................................     60.5     55.4     57.9

Operating expenses:
  Selling, general and administrative................................     32.2     34.8     35.2
  Legal settlement...................................................      1.7      0.6        -
  Research and development...........................................     18.8     17.0     12.6
                                                                         -----    -----    -----
     Total operating expenses........................................     52.7     52.4     47.8

Operating income.....................................................      7.8      3.0     10.1

  Interest income....................................................      0.5      0.3      0.6
  Interest expense...................................................     (1.9)    (1.7)    (0.6)
  Other, net.........................................................     (0.1)     0.2      0.0
                                                                         -----    -----    -----
     Other expense, net..............................................     (1.5)    (1.2)     0.0
                                                                         -----    -----    -----
Income from continuing operations before
  income taxes.......................................................      6.3      1.8     10.1
Provision for income taxes...........................................     (2.2)    (0.5)    (3.8)
                                                                         -----    -----    -----
Income from continuing operations ...................................      4.1      1.3      6.3
Gain from discontinued operations, net of tax........................       --       --      0.1
                                                                         -----    -----    -----
Net income...........................................................      4.1      1.3      6.4
Charges related to convertible preferred stock.......................       --       --      6.1
                                                                         -----    -----    -----
Net income applicable to common stockholders.........................      4.1%     1.3%     0.3%
                                                                         =====    =====    =====


COMPARISON OF FISCAL YEARS 2006 AND 2005

     Total revenues were $160.5 million for the year ended June 30, 2006, compared to $165.0 million in the prior year, a decrease of 2.7%, or $4.4 million. Foreign currency fluctuations reduced total revenues by approximately $2.7 million in fiscal 2006 compared to fiscal 2005. Revenues from Test and measurement products decreased 1.9% to $153.4 million in fiscal 2006 from $156.4 million in fiscal 2005. This decrease in product revenue was mainly attributable to a decline in shipments of our WaveSurfer and WaveRunner product lines. In anticipation of our new lower-end product introductions, we experienced a delay in customer orders which significantly contributed to this decline. Product revenue was also impacted from lower average selling prices due to increased competition in the low-end oscilloscope market. Additionally, in fiscal 2006 there was a decrease in product revenue for component parts as we limited our relationship with a third party manufacturer. This decrease was partially offset by continued strong sales of our high-end oscilloscopes and the introduction of the WaveJet. Our Protocol Solutions Group ("PSG"), for the full 2006 fiscal year, contributed to total revenue approximately 4.4% over the comparable prior year period which only included eight months of PSG revenue.

     Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue decreased by 16.9%, or $1.4 million, to $7.1 million in fiscal 2006 from $8.5 million in fiscal 2005, primarily from a lower volume of locally provided items in our foreign operations. The decrease was also the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001. The fiscal year ended June 30, 2006 included $0.7 million of revenue recognized from previously deferred revenue compared to $1.3 million in fiscal 2005.

     Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

                                  YEAR ENDED JUNE 30,                                    YEAR ENDED JUNE 30,
                                 ---------------------                                  -------------------
                                   2006        2005                                       2006        2005
                                 ---------  ----------                                  --------   --------
North America...................  $ 51,795  $   52,500     North America...............   32.3%       31.8%
Europe / Middle East.............   48,767      49,650     Europe / Middle East........   30.4        30.1
Japan............................   22,043      26,209     Japan.......................   13.7        15.9
Asia / Pacific...................   37,931      36,619     Asia / Pacific..............   23.6        22.2
                                    ------  ----------                                    ----        ----
  Total revenues................  $160,536  $  164,978       Total revenues............  100.0%      100.0%
                                   =======  ==========                                   =====       =====

     Our geographic revenues remained consistent with prior year except for Japan which was impacted by the decrease in component part revenue as we limited our relationship with a third party manufacturer.

     Gross profit for the year ended June 30, 2006 was $97.1 million, or 60.5% gross margin, compared to $91.3 million, or 55.3% gross margin, for the same period last year. The lower gross margin in fiscal 2005 was primarily attributable to the second fiscal quarter Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the impairment of an intangible asset due to a change in our manufacturing strategy and $1.8 million for the write-down of inventory, primarily related to a lower cost or market adjustment. In the fiscal 2006 period there were no similar write-downs affecting gross margin; however, we received price reductions from a vendor for inventory purchases which positively impacted our overall gross margin by approximately 1.0% on resulting product sales. In addition, gross margins benefited from higher PSG margins which increased gross margin by approximately 6.5% over the full twelve month period in fiscal 2006 as compared to an immaterial impact for the twelve-month period in fiscal 2005 that included only eight months of PSG activity offset by the related write-up of acquired inventory to its fair value.

     Selling, general and administrative ("SG&A") expense decreased 10.0%, or $5.7 million, from $57.3 million in fiscal 2005 to $51.6 million in fiscal 2006. The decrease was mainly attributable to $4.0 million of decreases in personnel-related and general expenses due to a prior year restructuring and office closures, a $1.6 million decrease in bonus and commission expenses as well as $1.7 million decrease in legal and consulting expenses. These decreases were partially offset by an increase of $0.6 million in non-cash share-based compensation expense and increases of $0.9 million mainly in travel and entertainment expense and freight expense. As a percentage of sales, SG&A expense decreased from 34.8% in the year ended June 30, 2005 to 32.2% in the year ended June 30, 2006. This decrease as a percentage of revenues was primarily due to our continued ability to leverage expenses. In fiscal 2007, we expect selling, general and administrative expense will increase when compared to fiscal 2006 due to increased variable selling costs on higher forecasted revenues.

     Legal settlement expense of $2.8 million, for the year ended June 30, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property and other assets relating to Iwatsu's `ViewGo' product line. (See Note 21 to the Consolidated Financial Statements for more information). Legal settlement expense of $1.0 million, for the year ended June 30, 2005, was related to the patent litigation settlement agreement reached with Tektronix, Inc. ("Tektronix") on May 11, 2005. (See Note 22 to the Consolidated Financial Statements for more information.)

     Research and development ("R&D") expense increased 7.4%, or $2.1 million, from $28.1 million in fiscal 2005 to $30.1 million in fiscal 2006. There was approximately $3.5 million of increased expense primarily attributable to a full year of personnel-related expenses as a result of the Merger compared to only eight months of expenses in the comparable prior year period. Additionally, non-cash share-based compensation expense increased R&D expense by $0.8 million. These increases were partially offset by a $2.2 million charge for in process research & development ("IPR&D") included in the second fiscal quarter of 2005 in connection with the Merger. There is no similar charge in the fiscal 2006 period. As a percentage of total revenues, research and development expense increased from 17.0% in fiscal 2005 to 18.8% in fiscal 2006. In fiscal 2007, we intend to continue to invest a substantial percentage of our revenues in R&D. We plan to focus on product improvement and feature enhancements designed to increase the comparative value of our oscilloscopes in the market. We anticipate a number of new product announcements during fiscal 2007 which capitalize on our wave shape analysis capabilities and are aimed at increasing our product features and number of scope users in the market.

     Other expense, net, which consists primarily of interest income and expense and foreign exchange gains and losses, was approximately $2.5 million for the year ended June 30, 2006, compared to $1.9 million for fiscal 2005. Other expense, net for the current year is comprised primarily of interest expense of approximately $3.1 million, compared to approximately $2.7 million last year, which increase is due to a full year of interest on the $50.0 million Term Loan outstanding under our current Credit Agreement as compared to only eight months in the prior year. Interest expense for both periods also includes interest on capital lease agreements and, for the fiscal 2005 period only, the write-off of unamortized fees associated with a previous credit facility. Interest expense was partially offset by interest income of approximately $0.8 million and $0.6 million for the years ended June 30, 2006 and 2005, respectively. Included in Other, net were foreign exchange (losses) gains of approximately ($0.3) million and $0.2 million for the years ended June 30, 2006 and 2005, respectively, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries.

     A tax provision of $3.5 million was recorded in fiscal 2006, compared to a tax provision of $0.9 million in fiscal 2005. The Company's effective tax rate was 34.5% and 28.9% in fiscal 2006 and fiscal 2005, respectively. Our effective tax rate for the fiscal 2006 period includes the effect of certain non-deductible share-based compensation costs in connection with the application of SFAS 123R (See Note 12 to the Consolidated Financial Statements for more information). The net statutory tax rate for the year ended June 30, 2005 was 35.0%, increased by a discrete nondeductible IPR&D tax expense of $767,000 associated with the Merger, and decreased by two discrete tax benefits aggregating $950,000 associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

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

     Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue increased by 10.4%, or $0.8 million, to $8.5 million in fiscal 2005 from $7.7 million in fiscal 2004 as a result of the overall increase in demand for repair services. In the third quarter of fiscal 2005, based on our review and analysis of the then current classification of service kits, we made the decision to reclassify service kit revenue to product revenue from its historical classification. For the years ended June 30, 2005 and 2004, respectively, $3.3 million and $3.9 million of service kit revenue was included as product revenue. Service and other revenue in each of fiscal 2005 and 2004 also included the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as of the beginning of fiscal 2001.

     Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

                                 YEAR ENDED JUNE 30,                                    YEAR ENDED JUNE 30,
                                 ---------------------                                 ---------------------
                                    2005       2004                                       2005        2004
                                 ---------  ----------                                 ---------    --------
North America (1)...............$   52,500  $   38,926     North America (1)..........    31.8%       31.2%
Europe / Middle East............    49,650      37,716     Europe / Middle East.......    30.1        30.2
Japan (1).......................    26,209      20,024     Japan (1)..................    15.9        16.0
Asia / Pacific (1)..............    36,619      28,274     Asia / Pacific (1).........    22.2        22.6
                                    ------  ----------                                    ----        ----
  Total revenues................$  164,978  $  124,940       Total revenues...........   100.0%      100.0%
                                   =======  ==========                                   =====       =====

(1) Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenues.

     Gross profit for the year ended June 30, 2005 was $91.3 million, or 55.3% gross margin, compared to $72.3 million, or 57.9% gross margin, for the same period last year. The increase in gross profit dollars was primarily attributable to increased volume of oscilloscopes shipped due to the introduction of the WaveSurfer oscilloscope at the end of fiscal 2004, the incremental profit from sales of protocol analyzers and favorable foreign exchange impact, partially offset by non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy, $1.8 million for the write-down of inventory, primarily related to a lower cost or market adjustment, as well as $1.5 million for the write-down of a technology license due to a change in our manufacturing strategy, which charges contributed to a lower gross margin for the year ended June 30, 2005. As a result of the amortization of acquired intangible assets, as well as the incremental cost of revenues related to the purchase accounting write-up of acquired inventory to its fair value which offset the favorable impact from the sales of the higher-margin protocol analyzers, the net impact on gross margin from sales of protocol analyzers for the year ended June 30, 2005 was immaterial.

     Selling, general and administrative ("SG&A") expense increased 30.3%, or $13.3 million, from $44.0 million in fiscal 2004 to $57.3 million in fiscal 2005. Approximately 20.3% of the increase in fiscal year 2005 reflects the incremental SG&A expenses incurred as a result of the Merger. Also included in SG&A expense for the year ended June 30, 2005 was $3.0 million of non-cash amortization of deferred compensation related to our equity-based long-term incentive plan introduced at the end of fiscal 2004. The remaining increase in SG&A was largely attributable to increases in certain legal and accounting expenses as well as less significant increases in other general spending categories. As a percentage of total revenues, selling, general and administrative expense remained relatively flat in fiscal 2005, compared with fiscal 2004.

     Legal settlement expense for the year ended June 30, 2005 was related to the patent litigation settlement agreement reached with Tektronix on May 11, 2005.

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

     Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of approximately $1.9 million for the year ended June 30, 2005, compared to an expense of $11,000 for fiscal 2004. Other (expense) income, net for fiscal 2005 comprised primarily interest expense of approximately $2.7 million, compared to approximately $0.7 million in fiscal 2004, which increase was due to the interest on the $50.0 million Term Loan outstanding under our current Credit

Agreement. Included in Other, net were foreign exchange gains of approximately $0.2 million and $0.3 million for the year ended June 30, 2005 and 2004, respectively, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. In addition, included in Other, net in fiscal 2004, was $0.4 million in transaction costs related to the repurchase of our redeemable convertible preferred stock.

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

     On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We elected to apply this provision to certain repatriations of qualifying earnings in fiscal year 2005. We elected to repatriate $23.1 million during the quarter ended December 31, 2004, pursuant to our approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.1 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during the three months ended December 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2006 were $17.0 million, compared to $13.9 million at June 30, 2005.

     Net cash provided by operating activities for the year ended June 30, 2006 was $16.0 million compared to $12.7 million for the year ended June 30, 2005, an increase of approximately $3.3 million. In fiscal 2006, the net income and cash generative effects of non-cash charges in net income were partially offset by $5.6 million of cash consumed by working capital requirements. This compared to $4.7 million of cash consumed by working capital in the same period last year. Cash consumed by working capital in fiscal 2006 resulted primarily from continued strategic investments in inventory and increases in other current and non-current assets due to a prepaid technology engineering services agreement.

     Net cash used in investing activities was ($5.6) million in fiscal 2006 compared to ($74.6) million in fiscal 2005. Net cash used in the fiscal 2006 period was mainly for the purchase of property and equipment, but also included the purchase of intangible assets resulting from the agreements with Iwatsu.

     Net cash used in financing activities was ($6.9) million for the year ended June 30, 2006 as to compared to net cash provided by financing activities of approximately $46.9 million for the same period last year. Net cash used in financing activities in the fiscal 2006 period was mainly for repayment of the Term Loan and capital leases of $10.9 million and for the purchase of treasury shares of $1.7 million, partially offset by borrowings under the revolving line of credit of $3.5 million and proceeds received from the exercise of stock options and purchase of stock under the employee stock purchase plan of $2.4 million.

     We have a $2.0 million capital lease line of credit to fund certain capital expenditures that bears interest at an annual rate of 12.2% on outstanding borrowings. This line of credit, originally set to expire in November 2005 was renewed for one additional year. As of June 30, 2006 and 2005, we had $0.1 million outstanding under this line of credit, all of which was current and included within Current portion of long-term debt and capital leases on the Consolidated Balance Sheets.

     On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"). The terms of the Credit Agreement provided us with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of June 30, 2006, there was an outstanding balance of $3.5 million against the Revolver included in Short-Term borrowings on the Consolidated Balance Sheet which was repaid in July 2006, and $34.1 million on the Term Loan.

     Borrowings under the Credit Agreement, as amended, bear interest at variable rates equal to, at our election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on our leverage ratio, as defined in the Credit Agreement, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on our leverage ratio. In addition, we must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon our leverage ratio.

     Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of and for the year ended June 30, 2006, we were in compliance with our financial covenants under the Credit Agreement.

     Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of June 30, 2006, we have repaid $15.9 million of the principal balance of this loan including voluntary repayments in excess of those required by the Credit Agreement aggregating $4.1 million.

     On May 9, 2006, we amended the Credit Agreement ("Amendment No.2") to, among other terms, (a) increase the Revolver Commitments from $25.0 million to $50 million, (b) amend the financial covenants and reduce certain fees and margins, (c) extend the Revolver termination date from October 29, 2009 to October 29, 2010, (d) increase the aggregate amount we are permitted to pay for acquisitions and (e) permit LeCroy to make certain payments for cash dividends and repurchases of common stock.

     We incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the term of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. We incurred additional fees of approximately $0.2 million in connection with Amendment No. 2 which have been deferred and are being amortized on a straight line basis over the term of Amendment No. 2 in accordance with EITF 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements" ("EITF 98-14"). Amortization of the remaining balance of the transaction fees under the Credit Agreement has been adjusted to coincide with the one year extension of the Revolver. At June 30, 2006, of the total unamortized fees under the Credit Agreement, as amended, of $0.9 million, $0.3 million were included in Other current assets, and $0.6 million were included in Other non-current assets on the Consolidated Balance Sheet.

     In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of June 30, 2006). No amounts were outstanding under these facilities as of June 30, 2006. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of June 30, 2006). As of both June 30, 2006 and 2005, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that we are unable to meet our financial obligations to those suppliers.

     On May 25, 2006, the Board of Directors approved the adoption of a share repurchase plan authorizing the purchase of up to 2 million shares, not to exceed $25 million, of its common stock for the treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at our discretion. As of June 30, 2006, we have spent $1.9 million to purchase 142,283 shares under this buyback program.

     We believe that our cash on hand, cash flow generated by our continuing operations and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt repayment and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities and share purchases.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, commitments to contract suppliers, the Revolver and the Term Loan as set forth in the table below (in thousands):

                                                            PAYMENTS DUE BY PERIOD AS OF JUNE 30, 2006
                                                   ------------------------------------------------------------
                                                                LESS THAN                          MORE THAN 5
                                                       TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS      YEARS
                                                    ---------  ---------   ----------  ----------  ------------
                                                                         (IN THOUSANDS)
   Capital leases..............................    $      674 $      555   $     119   $     --     $      --
   Severance...................................           255        255          --         --            --
   Operating lease obligations.................         4,665      2,033       2,274        286            72
   Supplier agreements.........................         5,701      5,701          --         --            --
   Short Term Borrowing........................         3,500      3,500          --         --            --
   Term Loan obligations.......................        34,075      9,375      22,500      2,200            --
                                                     --------   --------    --------   --------     ---------
     Total.....................................      $ 48,870   $ 21,419    $ 24,893   $  2,486     $      72
                                                     ========   ========    ========   ========     =========

     Supplier agreements. We purchase goods from a variety of suppliers and use contract suppliers for specific components for our products. During the normal course of business, we issue non-cancelable purchase orders with 90-day lead times ahead of the delivery dates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154") which will be effective for LeCroy for reporting changes in accounting principles and for correction of errors beginning in fiscal year 2007. SFAS 154 requires a change in accounting principle to be applied retrospectively to prior periods' financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There will be no immediate effect on our financial statements from our adoption of SFAS 154.

     In June 2005, the FASB issued FASB Staff Position ("FSP") 143-1, "Accounting for Electronic Equipment Waste Obligations." FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the "Directive") adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. It is expected that the law will be adopted by certain EU countries in calendar year 2006 and that we will be required to adopt the provisions of FSP-143-1 at that time. The effects will depend on the respective laws adopted by the EU member countries.

     On February 3, 2006, the FASB issued FSP 123(R)-4, "Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This amends paragraphs 32 and A229 of SFAS 123R, which required that share options with contingent cash settlement features be classified as liabilities regardless of the event's likelihood of occurrence. FSP 123(R)-4 requires companies with cash-settleable provisions in their employee share-option awards to assess the probability of the contingent event's occurrence when determining the classification of the awards as liability or equity. If the event's likelihood of occurrence is less than probable and the award would otherwise be classified as equity, under FSP 123(R)-4, it would be equity classified. We would be required to make an ongoing assessment of the probability of the contingent event occurring and reclassify the award as a liability should the event become probable. We were required to adopt the provisions of this FSP as of the beginning of the fourth quarter of fiscal 2006, the first reporting period after the FSP was posted to the FASB website. The adoption of FSP 123(R)-4 had no impact on our results of operations or financial condition as we have not issued any share options with contingent cash settlement features.

     On February 16, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have any impact on our results of operations or financial condition as we do not currently use hybrid instruments.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on our consolidated financial position and results of operations.


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

     We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than our functional currency or the functional currency of our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", as amended ("SFAS No. 133").

     Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future resulting in mismatches between local currency revenues and expenses will not adversely affect our results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products.

     During fiscal 2006, 2005 and 2004, foreign currency exchange gains (losses) on these derivatives and on transactions denominated in other than their functional currencies were ($0.3) million, $0.2 million, and $0.3 million, respectively. These net gains (losses) are included in Other, net in the Consolidated Statements of Operations and include foreign exchange contract gross gains of $0.6 million, $0.6 million and $0.5 million in fiscal 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were $13.7 million and $9.8 million, respectively.

     We performed a sensitivity analysis for the fourth quarter of fiscal 2006 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets and liabilities denominated in other than their functional currencies. In management's opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position or cash flows.

     We are exposed to adverse changes in interest rates primarily due to our investment in cash equivalents as well as our $100.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows. Borrowings under the Term Loan and revolving line of credit have variable rates and the carrying amounts are considered by management to be a reasonable estimate of their fair value. Please refer to Note 13 - Long Term Debt and Capital Leases for specifics related to our credit facility.

     As required by the terms of the Credit Agreement (See Note 13 - Long Term Debt and Capital Leases), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. ("M&T Bank"), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement (See Note 13 - Long Term Debt and Capital Leases), we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Term Loan. In accordance with the interest rate swap transaction, we pay interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which we received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest expense incurred on the swap was approximately $0.1 million income for the year ended June 30, 2006 and ($0.1) million expense for the year ended June 20, 2005. The notional amount as of June 30, 2006 was approximately $19.1 million as compared to approximately $23.1 million as of June 30, 2005. The fair value of the interest rate swap as of June 30, 2006 and 2005, was approximately $0.4 million and $0.1 million, respectively, and approximates the amount that we would have received from M&T Bank if we had canceled the transaction at those dates. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheets as of June 30, 2006 and 2005 and the change in fair value of $0.3 million and $66,000 for the year ended June 30, 2006 and 2005 respectively, is recognized in Interest expense in the Consolidated Statements of Operations. This interest rate swap does not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                     LECROY CORPORATION
                                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.....................................................    49

Consolidated Balance Sheets as of June 30, 2006 and 2005....................................................    50

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004......................    51

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2006, 2005 and 2004............    52

Consolidated Statements of Comprehensive Income for the years ended June 30, 2006, 2005 and 2004............    54

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004......................    55

Notes to Consolidated Financial Statements..................................................................    56

Financial Statement Schedule -- Valuation and Qualifying Accounts for the years ended June 30, 2006, 2005 and
2004........................................................................................................    85


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LeCroy Corporation:

We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the valuation and qualifying accounts financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LeCroy Corporation and subsidiaries' internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
September 13, 2006


                                                          LECROY CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE DATA)
                                                                                                    JUNE 30,
                                                                                               2006          2005
                                                                                           ------------  -----------

                                                       ASSETS
Current assets:
  Cash and cash equivalents...........................................................     $    16,972   $    13,866
  Accounts receivable, net of reserves of $458 and $380 at
     June 30, 2006 and 2005, respectively.............................................          28,867        28,275
  Inventories, net....................................................................          34,041        27,661
  Other current assets................................................................          13,237        12,615
                                                                                           -----------   -----------
          Total current assets........................................................          93,117        82,417

Property and equipment, net...........................................................          20,359        19,078
Goodwill..............................................................................          78,473        78,848
Other non-current assets..............................................................          10,025        12,825
                                                                                           -----------   -----------
          Total assets................................................................     $   201,974   $   193,168
                                                                                           ===========   ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................     $    19,282   $    14,806
  Accrued expenses and other current liabilities......................................          13,408        14,642
  Short-term borrowings...............................................................           3,500            --
  Current portion of long-term debt and capital leases................................           9,930         8,656
                                                                                           -----------   -----------
          Total current liabilities...................................................          46,120        38,104

Long-term debt........................................................................          24,700        36,833
Deferred revenue and other non-current liabilities....................................           1,451         1,413
                                                                                           -----------   -----------
          Total liabilities...........................................................          72,271        76,350

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and
    outstanding as of June 30, 2006 and 2005)........................................               --            --
  Common stock, $.01 par value (authorized 45,000,000 shares; 12,883,664 shares issued
   at June 30, 2006 and 12,634,233 shares issued and outstanding at June 30, 2005)....             129           127
  Additional paid-in capital..........................................................         114,447       115,394
  Accumulated other comprehensive income..............................................           1,292           779
  Deferred stock compensation.........................................................              --        (8,602)
  Retained earnings...................................................................          15,693         9,120
  Treasury stock, at cost (142,283 shares at June 30, 2006)...........................          (1,858)           --
                                                                                           -----------   -----------
          Total stockholders' equity..................................................         129,703       116,818
                                                                                           -----------   -----------
          Total liabilities and stockholders' equity..................................     $   201,974   $   193,168
                                                                                           ===========   ===========


                        The accompanying notes are an integral part of these consolidated financial statements.

                                                          LECROY CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED JUNE 30,
                                                                                2006          2005           2004
                                                                            ------------  ------------   --------
                                                                             (52 Weeks)    (53 Weeks)     (52 Weeks)

Revenues:
  Test and measurement products.......................................      $   153,441   $   156,440    $   117,290
  Service and other...................................................            7,095         8,538          7,650
                                                                            -----------   -----------    -----------
     Total revenues...................................................          160,536       164,978        124,940

Cost of revenues......................................................           63,476        73,632         52,594
                                                                            -----------   -----------    -----------
     Gross profit.....................................................           97,060        91,346         72,346
                                                                            -----------   -----------    -----------
Operating expenses:
 Selling, general and administrative..................................           51,622        57,341         43,997
 Legal settlements....................................................            2,792         1,000             --
 Research and development.............................................           30,123        28,050         15,760
                                                                            -----------   -----------    -----------
     Total operating expenses.........................................           84,537        86,391         59,757
                                                                            -----------   -----------    -----------

Operating income......................................................           12,523         4,955         12,589

Other (expense) income:
 Interest income......................................................              813           564            716
 Interest expense.....................................................           (3,096)       (2,742)          (720)
 Other, net...........................................................             (204)          238             (7)
                                                                            -----------   -----------    -----------
    Other expense, net................................................           (2,487)       (1,940)           (11)
                                                                            -----------   -----------    -----------
Income from continuing operations before income taxes.................           10,036         3,015         12,578
Provision for income taxes............................................           (3,463)         (872)        (4,653)
                                                                            -----------   -----------    -----------
Income from continuing operations.....................................            6,573         2,143          7,925

Discontinued operations:
  Gain on sale, net of provision for income taxes of
    $70 in 2004.......................................................               --            --            119
                                                                            -----------   -----------    -----------
Net income............................................................            6,573         2,143          8,044

Redemption of convertible preferred stock.............................               --            --          7,665
                                                                            -----------   -----------    -----------
Net income applicable to common stockholders..........................      $     6,573   $     2,143    $       379
                                                                            ===========   ===========    ===========

Net income per common share - basic:
  Income from continuing operations applicable to
  common stockholders.................................................      $      0.54   $      0.18    $      0.02
  Gain from discontinued operations...................................               --            --           0.01
  Net income applicable to common stockholders........................             0.54          0.18           0.04

Net income per common share - diluted:
  Income from continuing operations applicable to
  common stockholders.................................................      $      0.53   $      0.17    $      0.02
  Gain from discontinued operations...................................               --            --           0.01
  Net income applicable to common stockholders........................             0.53          0.17           0.03

Weighted average number of common shares:
  Basic...............................................................           12,218        11,774         10,754
  Diluted.............................................................           12,474        12,258         11,074

                        The accompanying notes are an integral part of these consolidated financial statements.



                                                          LECROY CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (IN THOUSANDS)

FOR THE YEARS ENDED JUNE 30,                                       2006            2005            2004
------------------------------------------------------------- --------------- ---------------- --------------

COMMON STOCK - SHARES
Balance, beginning of year                                           12,634           11,974        10,413
Public sale of common stock, net                                          -                -           725
Exercise of stock options and employee stock purchases                  209              394           471
Issuance of restricted stock to employees                                73              182           365
Forfeitures of restricted stock for terminated employees                (33)              (2)            -
Issuance of vested restricted stock to employees
      in lieu of cash bonus                                               -               86             -
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                                 12,883           12,634        11,974
------------------------------------------------------------- --------------- ---------------- --------------

COMMON STOCK - AMOUNT
Balance, beginning of year                                           $  127           $  120        $  104
Public sale of common stock, net                                          -                -             7
Exercise of stock options and employee stock purchases                    2                4             5
Issuance of restricted stock to employees                                 -                2             4
Issuance of vested restricted stock to employees
      in lieu of cash bonus                                               -                1             -
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                                 $  129           $  127        $  120
------------------------------------------------------------- --------------- ---------------- --------------

------------------------------------------------------------- --------------- ---------------- --------------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                        $ 113,229         $ 98,421       $79,864
Public sale of common stock, net                                          -               (7)       11,997
Exercise of stock options and employee stock purchases                2,382            4,589         5,374
Issuance of restricted stock to employees                                 -            2,939         6,570
Amortization of employee stock compensation                               -                -            23
Tax benefit from exercise of stock options                                -            1,057         1,212
Redemption of convertible preferred stock                                 -                -        (6,619)
Modification of director stock option grants                              -               64             -
Forfeitures of restricted stock for terminated employees                  -              (24)            -
Issuance of vested restricted stock to employees
       in lieu of cash bonus                                              -            1,205             -
Issuance of LeCroy stock options in Merger                                -            3,166             -
Assumption of unvested options in Merger                                  -            1,945             -
Reversal of deferred stock compensation on assumed
       unvested options for terminated employees                          -             (126)            -
Reclass warrants to additional paid-in capital                        2,165                -             -
Reclass deferred stock compensation to additional
      paid-in capital upon adoption of SFAS 123R                     (8,602)               -             -
Share-based compensation expense                                      5,273                -             -
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                              $ 114,447        $ 113,229       $98,421
------------------------------------------------------------- --------------- ---------------- --------------

                                             LECROY CORPORATION
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                               (IN THOUSANDS)

FOR THE YEARS ENDED JUNE 30,                                       2006            2005            2004
------------------------------------------------------------- --------------- ---------------- --------------

ACCUMULATED OTHER COMPREHENSIVE
        INCOME (LOSS)
Balance, beginning of year                                         $    779          $   434       $ (1,598)
Foreign currency translation                                            513              325          2,052
Unrealized loss on marketable securities
        (net of tax benefit of $12)                                       -                -            (20)
Reclassification adjustment for loss on marketable
       securities included in net income,
       (net of tax benefit of $12)                                        -               20             -
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                               $  1,292          $   779       $    434
------------------------------------------------------------- --------------- ---------------- --------------

DEFERRED STOCK COMPENSATION
Balance, beginning of year                                         $ (8,602)         $(6,509)      $     -
Issuance of restricted stock to employees                                 -           (2,941)        (6,574)
Amortization of employee stock compensation                               -            2,648            65
Forfeitures of restricted stock for terminated employees                  -               19             -
Assumption of unvested options in Merger                                  -           (1,945)            -
Reversal of deferred stock compensation on assumed
       unvested options for terminated employees                          -              126             -
Reclass deferred stock compensation to additional
      paid-in capital upon adoption of SFAS 123R                      8,602                -             -
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                               $      -          $(8,602)      $ (6,509)
------------------------------------------------------------- --------------- ---------------- --------------

RETAINED EARNINGS
Balance, beginning of year                                         $  9,120          $ 6,977       $    (21)
Net income                                                            6,573            2,143          8,044
Redemption of convertible preferred stock                                 -                -         (1,046)
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                               $ 15,693         $  9,120       $  6,977
------------------------------------------------------------- --------------- ---------------- --------------

TREASURY STOCK
Balance, beginning of year                                         $      -         $      -       $    -
Purchase of treasury shares                                          (1,858)               -            -
------------------------------------------------------------- --------------- ---------------- --------------
Balance, end of year                                               $ (1,858)        $      -       $    -
------------------------------------------------------------- --------------- ---------------- --------------

------------------------------------------------------------- --------------- ---------------- --------------
TOTAL STOCKHOLDER'S EQUITY                                         $129,703         $116,818       $101,608
------------------------------------------------------------- --------------- ---------------- --------------

                 The accompanying notes are an integral part of these consolidated statements.


                                             LECROY CORPORATION
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (IN THOUSANDS)

FOR THE YEARS ENDED JUNE 30,                                       2006            2005            2004
------------------------------------------------------------- --------------- ---------------- --------------

------------------------------------------------------------- --------------- ---------------- --------------
CONSOLIDATED COMPREHENSIVE INCOME
------------------------------------------------------------- --------------- ---------------- --------------
Net income                                                         $  6,573          $  2,143     $  8,044
------------------------------------------------------------- --------------- ---------------- --------------
Other Comprehensive Income (Loss), net of tax
------------------------------------------------------------- --------------- ---------------- --------------
    Foreign currency translation adjustments                            513               325         2052
------------------------------------------------------------- --------------- ---------------- --------------
    Unrealized loss on marketable securities                              -                 -          (20)
        (net of tax benefit of $12)
------------------------------------------------------------- --------------- ---------------- --------------
    Reclassification adjustment for loss on marketable
       securities included in net income,
       (net of tax benefit of $12)                                        -                20            -
------------------------------------------------------------- --------------- ---------------- --------------
COMPREHENSIVE INCOME                                               $  7,086          $  2,488     $ 10,076
------------------------------------------------------------- --------------- ---------------- --------------


                   The accompanying notes are an integral part of these consolidated statements.


                                                          LECROY CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)
                                                                                        YEARS ENDED JUNE 30,
                                                                                   2006         2005         2004
                                                                               -----------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................      $    6,573   $    2,143   $    8,044
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Write-off of acquired in-process research and development............              --        2,190           --
    Depreciation and amortization........................................           7,558        8,241        6,366
    Share-based compensation.............................................           5,315        3,913           88
    Amortization of debt issuance costs..................................             377          370           28
     Deferred income taxes...............................................           2,282         (921)       2,963
     Impairment of intangible assets.....................................              --        1,500           --
     Recognition of deferred license revenue.............................            (665)      (1,296)      (1,296)
     Loss on disposals of property and equipment, net....................             196          194          124
     Tax benefit from exercise of stock options..........................              --        1,057        1,212
     Gain on sale of discontinued operations.............................              --           --         (189)
   Gross profit on non-cash transactions.................................              --           --         (132)
  Change in operating asset and liabilities:
     Accounts receivable.................................................             (65)      (1,435)      (3,265)
     Inventories.........................................................          (7,731)      (3,669)       3,421
     Other current and non-current assets................................          (1,636)         447         (649)
     Accounts payable, accrued expenses and other liabilities............           3,790          (11)       3,535
                                                                               ----------   -----------  ----------
Net cash provided by operating activities................................          15,994       12,723       20,250
                                                                               ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................................          (4,823)      (3,687)      (5,845)
  Business acquisition costs, net of acquired cash.......................              --      (80,363)          --
  Purchase of marketable securities......................................              --           --       (9,566)
  Purchase of intangible assets..........................................            (812)        (100)      (1,800)
  Proceeds from the sale of marketable securities........................              --        9,534           --
  Proceeds from the sale of property and equipment.......................              --           --          584
                                                                               ----------   ----------   ----------
Net cash used in investing activities....................................          (5,635)     (74,616)     (16,627)
                                                                               ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement......................................           3,500       50,000       10,000
  Repayment of borrowings under credit agreement and capital leases......         (10,862)      (6,038)     (10,096)
  Debt issuance costs....................................................            (187)      (1,378)          --
  Proceeds from issuance of common stock, net of direct costs............              --           --       12,004
  Payment related to issuance of common stock............................              --           (7)          --
  Purchase of treasury shares............................................          (1,715)          --           --
  Redemption of convertible preferred stock..............................              --           --      (23,000)
  Payment of seller-financed intangible assets...........................              --         (250)        (500)
  Proceeds from employee stock purchase and option plans.................           2,384        4,593        5,379
                                                                               ----------   ----------   ----------
Net cash provided by (used in) financing activities......................          (6,880)      46,920       (6,213)
                                                                               -----------  ----------   -----------

Effect of exchange rate changes on cash..................................            (373)         273          305
                                                                               -----------  ----------   ----------
  Net increase (decrease) in cash and cash equivalents...................           3,106      (14,700)      (2,285)
  Cash and cash equivalents, beginning of year...........................          13,866       28,566       30,851
                                                                               ----------   ----------   ----------
  Cash and cash equivalents, end of year.................................      $   16,972   $   13,866   $   28,566
                                                                               ==========   ==========   ==========

Supplemental Cash Flow Disclosure
  Cash paid during the year for:
     Interest............................................................      $    2,541   $    1,984   $      190
     Income taxes........................................................           1,805        1,215          249
  Non-cash transactions:
    Acquisition of seller-financed intangible assets.....................              --        1,331           --
    Property and equipment acquired under capital lease..................             125           --           --
    Issuance of LeCroy stock options for business acquisition............              --        3,166           --
    Acquisition of intangible asset and equipment in exchange for
    oscilloscopes........................................................              --           --          167
    Treasury stock purchased but unpaid at June 30, 2006.................             143           --           --

                  The accompanying notes are an integral part of these consolidated financial statements.

                               LECROY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

     LeCroy Corporation (the "Company" or "LeCroy"), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company develops, manufactures, sells and licenses high-performance oscilloscopes and global communications protocol analyzers. Oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB2.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), Wireless USB, and others. The Company's products are sold into a broad range of end markets, including computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace. Revenues are also generated from the sale of probes, accessories, and applications solutions, and to a lesser extent, extended warranty and maintenance contracts, repairs and calibrations performed on instruments after the expiration of their warranties.

   BASIS OF PRESENTATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of LeCroy and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-years' amounts to conform to the current-year presentation.

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserve for accounts receivable, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, goodwill and deferred tax assets, and share-based compensation expense and warranty. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

   FISCAL YEAR ENDING DATES

     The Company's fiscal year ends on the Saturday closest to June 30 (July 1, 2006, July 2, 2005 and June 26, 2004). Fiscal years 2006 and 2004 represented 52-week periods and fiscal year 2005 represented a 53-week period. For clarity of presentation, the consolidated financial statement year-end references are stated as June 30.

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

     The Company maintains an allowance for doubtful accounts relating to accounts receivable estimated to be non-collectible. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, the Company maintains an allowance for anticipated sales returns. The Company analyzes historical return trends as well as in-transit product returns to evaluate the adequacy of the allowance for anticipated returns.

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

     In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company's higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Lease and rental revenues are reported within Test and measurement product revenue.

     Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modifications of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"), upon shipment, provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value ("VSOE") and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time of product revenue recognition. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

     Software license revenue. The Company recognizes software license revenue in accordance with SOP 97-2 as amended by SOP 98-9. Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Consolidated Statements of Operations. There was no revenue from perpetual software license agreements for the years ended June 30, 2006, 2005 and 2004.

     Service and other revenue. Service and other revenue includes extended warranty contracts, software maintenance agreements and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company defers revenue for extended warranty contracts, software maintenance agreements and calibration services and then recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

     Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company's strategy for distributing this product line was the use of a buy-sell distribution channel. This was the Company's initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes, the Company was unable to sufficiently estimate the amounts of potential product returns. In the fourth quarter of fiscal 2005, having had four full quarters of experience with this product and channel with no significant returns, the Company had sufficient data to estimate potential returns and, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS 48"), recognized previously deferred revenue of $2.6 million. Revenue related to WaveSurfers sold to distributors, beginning with the fourth quarter of fiscal 2005, is recognized upon shipment to the distributor, rather than upon the sale of the unit by the distributor to the end user, and a provision for expected returns is recognized.

     Deferred license revenue. Revenue from license fees under agreements that have exclusivity clauses and, from the licensee's perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized on a straight-line basis over the terms of the related agreements. An ongoing requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be "essential to the functionality" of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date.

     Beginning in fiscal 2001 with the adoption of the SEC's Staff Accounting Bulletin, ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue is being amortized into revenue on a straight-line basis over
5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $0.7 million, $1.3 million and $1.3 million during fiscal years 2006, 2005 and 2004, respectively. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2006, there is no remaining deferred license revenue from the adoption of SAB 101.

   SHARE - BASED COMPENSATION

     In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. The Company uses the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award.

     Historically, through fiscal 2005, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No compensation expense related to stock options was reflected in the Company's Consolidated Statements of Operations, with the exception of the CATC Plans, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock (non-vested stock) was recorded based on its market value on the date of grant and was expensed in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period. (See Note 14 to the Consolidated Financial Statements for additional information.)

   WARRANTY

     The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability and, for new products, published (by a third party) expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues.

    SHIPPING AND HANDLING COSTS

     The Company records the costs and fees associated with transporting its products to customers as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. These costs totaled $3.5 million, $3.1 million and $2.2 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

   ADVERTISING COSTS

     The costs of general advertising, promotion and marketing programs are charged to Selling, general and administrative expense in the Consolidated Statements of Operations in the fiscal year incurred. The costs of advertising related to new product introductions are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $2.6 million, $2.7 million and $2.3 million, respectively.

   RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. The Company evaluates the requirement to capitalize certain software development costs for protocol analyzers in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The nature of the Company's development for protocol analyzers is generally such that the Company can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. As such, the Company has not capitalized any software development costs for the years ended June 30, 2006, 2005 or 2004.

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

   Building and improvements.......................         10-32 years
   Furniture, machinery and equipment..............          2-10 years
   Computer software and hardware..................           2-7 years

   INVENTORIES

     Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market.

   IMPAIRMENT OF LONG-LIVED ASSETS AND ACQUIRED INTANGIBLE ASSETS

     The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. During 2005, an intangible asset that provided for manufacturing rights to, and the use of, certain intellectual property failed the impairment test due to a change in product strategy and, accordingly, a $1.5 million pre-tax loss was recognized in Cost of revenues in the fiscal 2005 Consolidated Statement of Operations. There were no other impairment indicators for other long-lived assets during the fiscal years ended June 30, 2006, 2005 or 2004.

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

     The Company completed the annual impairment test during the fourth quarter of fiscal 2006 and determined that there was no impairment to its recorded goodwill balance of $78.5 million at June 30, 2006. There were no impairment indicators during fiscal years 2006, 2005 or 2004.

   CONCENTRATION OF CREDIT RISK

     The Company develops, manufactures, sells and licenses high-performance oscilloscopes and global communication protocol test solutions. The Company's products are sold into a broad range of end markets, including the computer and semiconductor, consumer electronics, data storage devices, automotive and industrial, and military and aerospace markets. Sales occur in all regions of the United States as well as a multitude of foreign countries. No customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Credit losses have been minimal in fiscal 2006, 2005 and 2004.

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

   FOREIGN EXCHANGE

     The Company's foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at fiscal year-end exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in Accumulated other comprehensive income, a separate component of stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other, net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the Consolidated Statements of Operations as incurred. Intercompany loans that are of a long-term-investment nature are accounted for in accordance with SFAS 52, "Foreign Currency Translation," whereby foreign currency transaction gains and losses are recorded in accumulated other comprehensive income, a component of stockholders' equity.

   FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity. The Term Loan, totaling $34.1 million at June 30, 2006, is included within Current portion of long-term debt and capital leases and Long term debt. Borrowings under the revolving line of credit totaling $3.5 million at June 30, 2006 are included in Short-term borrowings. Borrowings under the Term Loan and revolving line of credit have variable rates and the carrying amounts are considered by management to be a reasonable estimate of their fair value. See below for the fair value of derivative instruments.

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

     The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. The Company also entered into an interest rate swap transaction with the Manufacturers & Traders Trust Co. ("M&T Bank") effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the $50.0 million Term Loan portion of the senior, secured, five-year credit agreement entered into with the lenders listed therein and The Bank of New York, as administrative agent for such lenders on October 29, 2004 (the "Credit Agreement"). These foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other (expense) income, net in the Consolidated Statements of Operations. These derivatives are also recorded on the Consolidated Balance Sheets in Other assets or liabilities at fair value. The fair value of the foreign exchange forward contracts is a liability of approximately ($0.2) million at June 30, 2006 as compared to an asset of approximately $0.1 million at June 30, 2005.

     The changes in fair value of the foreign exchange contracts are highly inversely correlated to changes in the value of certain of the Company's foreign currency-denominated assets and liabilities. At June 30, 2006 and 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $14.6 million and $10.6 million, respectively.

     The notional amount of the interest rate swap as of June 30, 2006 and 2005 was approximately $19.1 million and $23.1 million, respectively. The fair value of the interest rate swap as of June 30, 2006 and 2005, was $0.4 million and $66,000, respectively, is recorded in Other assets on the Consolidated Balance Sheets and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at that date.

   COMPREHENSIVE INCOME

     Comprehensive income comprises net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale, net of reclassification adjustments for realized gain and losses on marketable securities included in net income.

   NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154") which will be effective for the Company for reporting changes in accounting principles and for correction of errors beginning in fiscal year 2007. SFAS 154 requires a change in accounting principle to be applied retrospectively application to prior periods' financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There will be no immediate effect from our adoption of SFAS 154.

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

     On February 3, 2006, the FASB issued FSP 123(R)-4, "Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This amends paragraphs 32 and A229 of SFAS 123R , which required that share options with contingent cash settlement features be classified as liabilities regardless of the event's likelihood of occurrence. FSP 123(R)-4 requires companies with cash-settleable provisions in their employee share-option awards to assess the probability of the contingent event's occurrence when determining the classification of the awards as liability or equity. If the event's likelihood of occurrence is less than probable and the award would otherwise be classified as equity, under FSP 123(R)-4, it would be equity classified. The Company would be required to make an ongoing assessment of the probability of the contingent event occurring and reclassify the award as a liability should the event become probable. The Company was required to adopt the provisions of this FSP as of the beginning of the fourth quarter of fiscal 2006, the first reporting period after the FSP was posted to the FASB website. The adoption of FSP 123(R)-4 had no impact on the Company's results of operations or financial condition as it has not issued any share options with contingent cash settlement features.

     On February 16, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have any impact on the Company's results of operations or financial condition as it does not currently use hybrid instruments.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company's consolidated financial position and results of operations.


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

     Total consideration paid to acquire CATC was $130.0 million. The Merger was recorded under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC's outstanding, vested, in-the-money stock options and employee stock purchase plan (the "CATC ESPP") purchase rights. Further, LeCroy assumed CATC's outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the "LeCroy Options"). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. (See Note 14 - Share-Based Compensation for further discussion of the accounting for these options following the Company's adoption of SFAS No. 123R.) LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under the Company's $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and The Bank of New York, as administrative agent for such lenders. (See Note 13 - Long-term Debt and Capital Leases). The Merger consideration is summarized below (in thousands):


Cash for shares................................................. $   120,242
Cash for options and CATC ESPP purchase rights..................       3,965
Fair value of stock options assumed.............................       5,111
Intrinsic value of unearned stock compensation
    on unvested options assumed.................................      (1,945)
Transaction costs...............................................       2,622
                                                                 -----------
     Total purchase price....................................... $   129,995
                                                                 ===========


     The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 Consolidated

Balance Sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development ("IPR&D"), purchased technology, trade name and purchase orders was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which includes the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2006, the Company reduced its CATC goodwill by approximately $0.4 million, a result of a reversal of a pre-acquisition tax contingency reserve. In fiscal 2005, the Company reduced its CATC goodwill by approximately $2.9 million, a result of a reversal of a valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. The final purchase price allocation is summarized below (in thousands):

Cash                                                   $ 46,466
Accounts receivable                                       2,296
Inventory                                                 3,710
Other current assets                                        133
Fixed assets                                                663
Other assets                                                 28
Deferred tax asset, net                                     367
In-process research and development                       2,190
Purchased technology                                      3,080
Purchased trade name                                         70
Purchased purchase orders                                    90
Goodwill                                                 76,599
Current liabilities assumed                              (5,045)
Long-term liabilities assumed                              (652)
                                                       --------
Total purchase price                                   $129,995
                                                       ========


     The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." This charge was included in Research and development expense in the Consolidated Statement of Operations for that fiscal year.

     The Consolidated Statements of Operations include the results of operations of CATC since October 29, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the Merger had occurred at the beginning of each year presented (in thousands, except per share data).

                                                                    YEAR ENDED JUNE 30,
                                                                   ---------------------
                                                                     2005         2004
                                                                   ---------    --------
Revenues........................................................   $ 170,002   $ 142,613
Income (loss) from continuing operations before non-recurring
  charges directly attributable to the Merger ..................   $   1,189     ($3,058)
Income (loss) per share from continuing operations before
  non-recurring charges directly attributable to the Merger -
  basic.........................................................   $    0.10      ($0.28)
Income (loss) per share from continuing operations before
  non-recurring charges directly attributable to the Merger -
  diluted.......................................................   $    0.10      ($0.28)

     The write-off of IPR&D of $2.2 million is excluded from the calculation of net income (loss) and net income (loss) per share in the table shown above as the charge is non-recurring.

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated as of that time, nor is it intended to be a projection of future results.

     3. RESTRUCTURING AND ASSET IMPAIRMENT

     In the fourth quarter of fiscal 2006, the Company realigned some of its business processes and as a result, incurred severance and related expenses of approximately $0.4 million of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of June 30, 2006, approximately $0.2 million has been paid in cash and $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the third quarter of fiscal 2007.

     During the fourth quarter of fiscal 2005, the Company realigned some of its business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. Of these costs, $0.1 million was recorded in Cost of revenues, $0.8 million was recorded in Selling, general and administrative and $0.1 million was recorded in Research and development. As of June 30, 2006, approximately $0.7 million of severance has been paid and $0.3 million of facility charges have been paid in cash or written off and approximately $19,000 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of fiscal 2007.

     Finally, during the second quarter of fiscal 2005, as a result of the Merger, the Company adopted a plan to restructure its organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and related expenses in fiscal 2005 of approximately $0.6 million in Selling, general and administrative expense. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of June 30, 2006, approximately $554,000 of severance has been paid and approximately $46,000 remains in Accrued Expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are expected to be paid by the end of the second quarter of fiscal 2007. Additionally, in the second quarter of fiscal 2005, as a result of a change in the Company's organization stemming from the Merger and a subsequent change in the Company's low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge to Cost of revenues for the impairment of a related intangible asset.

     The below table summarizes the restructuring charges for the fiscal years ended June 30, 2006 and 2005 (no similar charges were recorded in fiscal 2004) (in thousands):

                                                FOR THE YEAR ENDED JUNE 30,
                                                ---------------------------
                                                    2006             2005
                                                    ----             ----

     Charges for:
       Impaired intangible assets.............  $      --     $     1,500
       Service center closure.................         --              59
       Severance and related costs............         77              18
                                                ---------    ------------
          Cost of revenues....................  $      77     $     1,577
                                                =========    ============

     Charges for:
       Severance and related costs............  $     127     $         77
                                                ---------     ------------
          Research and development............  $     127     $         77
                                                =========     ============

     Charges for:
       Severance and related costs............  $     176     $      1,328
       Facility closure.......................         --              171
                                                ---------     ------------
          Selling, general and administrative.  $     176     $      1,499
                                                =========     ============

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

     In fiscal 2004, the Company recorded $0.1 million of gain on sales of discontinued operations in the Consolidated Statements of Operations, net of income tax provisions, for the reversal of unused accrued discontinued operations reserves. As of June 30, 2006, the Company has accrued discontinued operations reserves of $0.2 million due to environmental matters at Digitech's previously leased facilities (See Note 22- Commitments and Contingencies).

5.  ACCOUNTS RECEIVABLE, NET

     In fiscal 2006, the Company had an agreement with one of its customers, who is also a vendor, that provided the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2006, the Company netted $25,000 of accounts receivable against accounts payable on the Consolidated Balance Sheet related to this agreement. During fiscal 2005, the Company had agreements with two of its customers, who were also vendors, that provided the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2005, the Company netted $2.3 million of accounts receivable against accounts payable on the Consolidated Balance Sheet related to these agreements.

     The allowance for doubtful accounts and sales returns was approximately $0.5 million and $0.4 million as of June 30, 2006 and June 30, 2005, respectively.

6. INVENTORIES

    Inventories consist of the following (in thousands):

                                                  JUNE 30,
                                           ---------------------
                                              2006      2005 (1)
                                           ----------  ---------
   Raw materials......................     $    7,726  $    4,488
   Work in process....................          6,933       3,425
   Finished goods.....................         19,382      19,748
                                           ----------  ----------
                                           $   34,041  $   27,661
                                           ==========  ==========

(1) Approximately $5.6 million of inventory classified as raw materials as of June 30, 2005 has been reclassified to finished goods to conform to the current year presentation.

     The value of demonstration units included in finished goods was $10.9 million and $10.8 million at June 30, 2006 and 2005, respectively. The Company's demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory, included above, amounted to $1.6 million and $1.1 million at June 30, 2006 and 2005, respectively.

     In fiscal 2005, as a result of the Merger, the Company reviewed the long-term product support policies in place at LeCroy and at CATC prior to the Merger with an aim toward developing one policy to best serve customers. In connection with the resultant change in policy, as well as changes in the Company's product support strategy, for the year ended June 30, 2005, the Company recorded a $2.7 million charge to Cost of revenues in the Consolidated Statements of Operations for the write-off of excess parts. In addition, in fiscal 2005 the Company expensed approximately $1.8 million for the write-down of inventory primarily related to a lower of cost or market adjustment due to renegotiated pricing with a particular vendor.

7.  OTHER CURRENT ASSETS

    Other current assets consist of the following (in thousands):


                                                            JUNE 30,
                                                   ----------------------
                                                      2006        2005
                                                   ----------  ----------
   Deferred tax assets, net.....................   $    8,200  $    9,000
   Prepaid taxes................................          762           7
   Other receivables............................          488         390
   Prepaid probes and accessories...............           43         195
   Value-added tax receivable...................          433         565
   Other........................................        3,311       2,458
                                                   ----------  ----------
                                                   $   13,237  $   12,615
                                                   ==========  ==========



8.  PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following (in thousands):

                                                               JUNE 30,
                                                      -------------------------
                                                          2006          2005
                                                      ------------  -----------
   Land, building and improvements................... $    16,890   $    15,494
   Furniture, machinery and equipment................      30,153        28,638
   Computer software and hardware....................      17,250        15,712
                                                      -----------   -----------
                                                           64,293        59,844
   Less: Accumulated depreciation and amortization...     (43,934)      (40,766)
                                                      -----------   -----------
                                                      $    20,359   $    19,078
                                                      ===========   ===========

     Depreciation and amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $5.0 million, $5.1 million and $5.0 million, respectively.

9.  GOODWILL AND OTHER NON-CURRENT ASSETS

     Goodwill and Other non-current assets consist of the following (in thousands):

                                                               JUNE 30,
                                                        ----------------------
                                                           2006        2005
                                                        ----------  ----------
   Goodwill..........................................   $   78,473  $   78,848
                                                        ==========  ==========

   Intangibles, net..................................   $    4,022  $    5,783
   Deferred tax assets, net..........................        3,964       5,446
   Other.............................................        2,039       1,596
                                                        ----------  ----------
                                                        $   10,025  $   12,825
                                                        ==========  ==========

     The fiscal 2006 decrease in Goodwill of $0.4 million is attributable to the release of a CATC pre-acquisition tax contingency reserve for rights which expired in fiscal 2006. In fiscal 2005, the Company reduced its CATC goodwill by approximately $2.9 million, a result of a reversal of a valuation allowance against the CATC deferred tax assets and a reversal of a pre-acquisition contingency reserve. (See Note 2 - CATC Acquisition)

     The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

                                                                          WEIGHTED            JUNE 30,
                                                                                      -----------------------
                                                                        AVERAGE LIVES    2006         2005
                                                                        ------------- ----------   ----------
   Amortizable intangible assets:                                       (AS OF JUNE
                                                                         30, 2006)
    Technology, manufacturing and distribution rights.............      3.1 years    $     7,025   $   11,737
     Patents and other intangible assets...........................      5.6 years         1,593        1,073
     Accumulated amortization......................................                       (4,596)      (7,027)
                                                                                      ----------   ----------
   Net carrying amount.............................................                   $    4,022   $    5,783
                                                                                      ==========   ==========

     During the year ended June 30, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. ("Iwatsu") that included a non-compete agreement, whereby Iwatsu agreed not to engage in competition with the Company for a period of ten years and the purchase of certain other intellectual property rights (see Note 21). The asset for the intellectual property rights is being amortized over a period of seven years based on the estimated useful life.

     During the year ended June 30, 2005, the Company entered into capital lease agreements for $1.0 million for the use of electronic design automation software and a license for $0.2 million for the ability to use certain computer aided design software tools. Additionally, the Company increased an existing license by $0.1 million for the use of embedded memory macro technology. The assets for the design software licenses are being amortized over a period of three years based on the terms of the license agreements. The asset for the use of the embedded memory technology has an amortization period of five years based on the terms of the license agreement.

     Amortization for assets under capital leases is included in total depreciation and amortization expense. The net carrying value of assets under capital leases at June 30, 2006, is $0.7 million.

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

     Amortization expense for those intangible assets with finite lives was $2.6 million, $3.1 million, and $1.4 million for fiscal 2006, 2005 and 2004, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. As of June 30, 2006, certain technology rights totaling $5.0 million were fully amortized due to contract expiration and were removed from the Consolidated Balance Sheet in the first quarter of fiscal 2006. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2007 through 2011 and beyond will approximate $1.9 million, $1.0 million, $0.5 million, $0.1 million, $0.1 million and $0.4 million, respectively.

10.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other liabilities consist of the following (in thousands):

                                                                 JUNE 30,
                                                          ----------------------
                                                             2006        2005
                                                          ----------  ----------
    Compensation and benefits...........................  $    5,450  $    5,279
    Income taxes........................................       2,718       3,046
    Deferred license fee revenue, current portion.......          --         665
    Warranty............................................       1,005         971
    Deferred revenue, current portion...................       1,144       1,049
    Retained liabilities from discontinued operations...         160         160
    Other current liabilities...........................       2,931       3,472
                                                          ----------  ----------
                                                          $   13,408  $   14,642
                                                          ==========  ==========

11.  WARRANTIES AND GUARANTEES

     The following table is a reconciliation of the changes in the Company's aggregate product warranty liability during the years ended June 30, 2006, 2005 and 2004 (in thousands):

                                                                        JUNE 30,
                                                           ----------------------------------
                                                              2006        2005        2004
                                                           ----------  ----------  ----------
    Balance at beginning of year.........................  $      971  $    1,247  $    1,235
      Warranty accrual assumed in CATC acquisition                  -         105           -
      Accruals for warranties issued during the year.....         797         537         690
      Warranty costs incurred during the year............        (763)       (568)       (678)
      Change in accrual estimate.........................           -        (350)          -
    Balance at end of year...............................  $    1,005  $      971  $    1,247
                                                                =====  ==========  ==========

     In the fourth quarter of fiscal 2006, management determined that certain amounts previously reported as warranty costs were services expense that had been misclassified. This caused an overstatement of the related warranty accruals in the table above. The warranty accrual and cost activity for all years presented above has been revised to properly reflect only warranty expense. These revisions had no impact on the Company's beginning or ending warranty liability balance, financial position or Cost of revenue for any of the periods presented.

     During the year ended June 30, 2005, the Company's management revisited labor and cost estimates utilized in its existing warranty model in light of the Company's fiscal 2005 product introductions, and determined that the actual labor and cost estimates to repair the warranty units were lower than previously estimated given the Company's success in reducing the time and costs necessary to fix the newer models currently under warranty. As a result of this evaluation and conclusion the Company changed the labor and cost estimates used to calculate the warranty accrual commencing with the period ended March 31, 2005. This change in estimate was recorded in the quarter ended March 31, 2005, and reduced the accrual required by approximately $350,000.

     In connection with an agreement to license the Company's MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of June 30, 2006, there have been no claims under such indemnification provisions.

     As is customary in the test and measurement industry, and as provided for by local law in the U.S. and other jurisdictions, the Company's standard terms of sale provide remedies to customers, such as defense, settlement or payment of a judgment for intellectual property claims related to the use of the Company's products. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, there have been no claims under such indemnification provisions.

12.  INCOME TAXES


     The components of income from continuing operations before income taxes are as follows (in thousands):

                                                     YEARS ENDED
                                         ------------------------------------
                                                       JUNE 30,
                                            2006         2005          2004
                                         ----------  ------------  ----------
    Domestic.........................    $    5,896  $      142    $   10,546
    Foreign..........................         4,140       2,873         2,032
                                         ----------  ----------    ----------
                                         $   10,036  $    3,015    $   12,578
                                         ==========  ==========    ==========

     The income tax (provision) benefit from continuing operations consists of the following (in thousands):

                                                    YEARS ENDED
                                        -----------------------------------
                                                     JUNE 30,
                                           2006        2005          2004
                                        ----------  ----------    ---------
    Current:
      U.S. federal...................   $     (81)  $    (105)    $     (36)
      U.S. state and local...........        (245)       (161)         (133)
      Foreign........................      (1,289)       (945)         (421)
    Deferred:
      U.S. federal...................      (1,567)         89        (3,554)
      U.S. state and local...........        (322)          9          (313)
      Foreign........................          41         241          (196)
                                        ---------   ---------     ---------
                                        $  (3,463)  $    (872)    $  (4,653)
                                        =========   =========     =========

     The reconciliations between the income tax (provision) benefit at the U.S. federal statutory rate and the Company's effective tax rate from continuing operations is as follows (in thousands):

                                                                                      YEARS ENDED
                                                                         -----------------------------------
                                                                                        JUNE 30,
                                                                            2006        2005          2004
                                                                         ----------  ----------    ---------
    (Provision) benefit at U.S. federal statutory rate...............    $  (3,512)  $  (1,055)    $  (4,402)
    (Increase) reduction to statutory tax from:
      Difference between U.S. and foreign rates......................          214         302           317
      Non-deductible purchased in-process research technology........           --        (767)           --
      Adjustment of net deferred tax assets..........................          607      (4,181)           40
      State income taxes, net of federal benefit.....................         (484)       (114)         (389)
      Decrease (increase) in valuation allowance.....................           92       4,954          (218)
      Non-deductible share-based compensation.........................        (514)         --            --
      Other, net.....................................................          134         (11)           (1)
                                                                         ---------   ----------    ---------
    Income tax (provision) benefit...................................    $  (3,463)  $    (872)    $  (4,653)
                                                                         =========   =========     =========



     Significant components of the Company's net deferred tax assets as of June 30, 2006 and 2005 were as follows (in thousands):

                                                                                             JUNE 30,
                                                                                     -----------------------
     Deferred tax assets:                                                                2006         2005
                                                                                     -----------  ----------
        U.S. net operating loss carryforwards...................................     $    2,624   $    4,763
        Acquired U.S. net operating loss carryforwards..........................          1,902        2,026
        Foreign net operating loss carryforwards................................            142          176
        Tax credit carryforwards................................................          2,813        2,073
        Inventory reserves......................................................            400          311
        Deferred revenue........................................................            314          547
        Share-based compensation................................................          1,863          885
        Accrued compensation/benefits...........................................            309          616
        Deferred research expenses..............................................          3,809        5,204
        Other...................................................................          1,536        1,949
                                                                                     ----------   ----------
          Deferred tax assets before valuation allowance........................         15,712       18,550
        Valuation allowance.....................................................           (258)        (350)
                                                                                     ----------   ----------
           Deferred tax assets after valuation allowance........................         15,454       18,200
                                                                                     ----------   ----------

     Deferred tax liabilities:
        Unrepatriated foreign earnings .........................................         (1,622)      (1,622)
        Depreciation and amortization...........................................         (1,142)      (1,590)
        Other...................................................................           (686)        (542)
                                                                                     ----------   ----------
        Deferred tax liabilities................................................         (3,450)      (3,754)
                                                                                     ----------   ----------
            Net deferred tax assets.............................................     $   12,004   $   14,446
                                                                                     ==========   ==========

     At June 30, 2006 and 2005, $8.2 million and $9.0 million, respectively, of the Company's net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, $4.0 million and $5.4 million, respectively, were included in Other non-current assets, and $0.2 million and zero of foreign deferred tax liabilities, respectively, were included in Accrued expenses and other current liabilities.

     The Company is required to recognize all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized. Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. Factors considered include the Company's current utilization of net operating loss carryforwards as well as management's projection that the Company expects to utilize the net operating loss carryforwards within one year, prior to the initial expiration period in fiscal 2022.

     As a result of profits realized in certain subsidiaries in Europe during fiscal 2006, resulting in the utilization of foreign net operating losses, the valuation allowance recorded in those subsidiaries were accordingly reduced by $92,000. A valuation allowance totaling $258,000 as of June 30, 2006, continues to be recorded for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. As such, management believes that it is more likely than not that the Company will realize the benefits of the Company's deductible differences, net of the valuation allowance. The valuation allowance against deferred tax assets decreased in fiscal 2005 by $5.0 million principally due to a change in estimate that resulted in a corresponding reduction of the gross carrying values of the deferred tax assets related to certain tax credits and amended return net operating loss carryforwards. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

     On October 22, 2004, the American Jobs Creation Act (the "Act") was signed into law. The Act included a provision for the deduction of 85% of certain foreign earnings that were repatriated, as defined in the Act. In fiscal 2005, the Company elected to repatriate $23.1 million of qualifying earnings pursuant to its approved domestic reinvestment plan. The income tax effect recognized under the repatriation provision was approximately $1.1 million which was substantially offset by the release of a tax reserve related to a favorable foreign tax audit settlement during fiscal 2005.

     Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. During the fourth quarter of fiscal 2001, however, the Company determined that it would repatriate approximately $7.0 million in future periods from its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and provided for that amount in the fiscal 2001 tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was $5.5 million and $4.0 million at June 30, 2006 and 2005, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

     At June 30, 2006, the Company has federal and state net operating loss carryforwards of approximately $9.6 million and acquired net operating loss carryforwards of $5.3 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in 2022 through 2025. Foreign tax net operating loss carryforwards of approximately $0.3 million at June 30, 2006 are available to offset future taxable income of certain foreign subsidiaries. These foreign net operating loss carryforwards do not have an expiration period. The Company has approximately $1.4 million of foreign tax credits, $2.5 million of state tax credits, $1.2 million of acquired state tax credits, $3.7 million of federal general business credits, and $0.9 million of acquired federal general business credits. The foreign, state and federal tax credits expire at various dates between fiscal 2007 and 2022.

13.  LONG-TERM DEBT AND CAPITAL LEASES

     On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the "Credit Agreement"), which replaced LeCroy's prior $25.0 million revolving credit facility with The Bank of New York. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy's domestic subsidiaries. The proceeds under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the Merger. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of June 30, 2006, the Company had an outstanding loan balance of $3.5 million against the Revolver and $34.1 million on the Term Loan. The Company has not borrowed against the letter of credit sub-facility or swingline loan subfacility.

     On May 9, 2006, the Company amended the Credit Agreement ("Amendment No.2") to, among other terms, (a) increase the Revolver Commitments from $25.0 million to $50 million, (b) amend the financial covenants and reduce certain fees and margins, (c) extend the Revolver termination date from October 29, 2009 to October 29, 2010, (d) increase the aggregate amount the Company is permitted to pay for acquisitions and (e) permit the Company to make certain payments for cash dividends and repurchases of common stock.

     Borrowings under the Credit Agreement, as amended, bear interest at variable rates equal to, at the Company's election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company's leverage ratio, as defined in the Credit Agreement, or (2) the London Interbank Offering Rate ("LIBOR") plus an applicable margin of between 1.25% and 2.75% based on the Company's leverage ratio. In addition, the Company must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

     Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 30, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

     Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of June 30, 2006, the Company has repaid $15.9 million of the principal balance of this loan including voluntary repayments in excess of those required by the Credit Agreement aggregating $4.1 million. The remaining outstanding balance to be repaid annually is approximately $9.4 million, $10.6 million, $11.9 million and $2.2 million for the years ended June 2007, 2008, 2009 and 2010, respectively.

     As of June 30, 2006, there was an outstanding balance of $3.5 million against the Revolver included in Short-Term borrowings on the Consolidated Balance Sheets which was repaid in July 2006.

     The Company incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the term of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. The Company incurred additional fees of approximately $0.2 million in connection with entering into Amendment No. 2 which have been deferred and are being amortized on a straight line basis over the term of Amendment No. 2 in accordance with EITF 98-14. Amortization of the remaining balance of the transaction fees under the Credit Agreement has been adjusted to coincide with the one-year extension of the Revolver. At June 30, 2006, of the total unamortized fees of $0.9 million under both agreements, $0.3 million were included in Other current assets, and $0.6 million were included in Other non-current assets on the Consolidated Balance Sheets.

     As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (See Note 24 - Derivative Instruments).

     In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of June 30, 2006 and 2005). No amounts were outstanding under these facilities as of June 30, 2006 and 2005. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of June 30, 2006 and 2005). As of June 30, 2006 and 2005, 0.4 million Swiss francs were held against supplier obligations leaving an available balance of
0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that the Company is unable to meet its financial obligations to those suppliers.

     The Company had a five-year $2.0 million capital lease line of credit to fund certain capital expenditures that bore interest at an annual rate of 12.2% on outstanding borrowings. This line of credit, originally set to expire in November 2005, was renewed for one additional year. As of June 30, 2006 and 2005, the Company had $0.1 million outstanding under this line of credit, all of which was current and included within Current portion of long-term debt and capital leases on the Consolidated Balance Sheets.

     During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At June 30, 2006, the Company's outstanding balance under these agreements was $0.6 million of which $0.5 million was included within Current portion of long-term debt and capital leases and $0.1 million was included within Deferred revenue and other non-current liabilities in the Consolidated Balance Sheet. Under these capital lease obligations, the annual payments, including interest, for fiscal year 2007 and 2008 are $0.5 million and $0.1 million, respectively.

14. SHARE-BASED COMPENSATION

    Share-Based Compensation

     Historically, through fiscal 2005, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No compensation expense related to stock option plans was reflected in the Company's Consolidated Statements of Operations, with the exception of the CATC Plans described below, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock (non-vested stock) was recorded based on its market value on the date of grant and was expensed in the Company's Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

     On July 3, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS 123R, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. In connection with the adoption of SFAS 123R, the deferred stock compensation at June 30, 2005 of $8.6 million relating to previous grants of restricted stock and stock options assumed in the Merger was eliminated against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the year ended June 30, 2006 is $5.3 million.

     As a result of applying SFAS 123R during fiscal 2006, the Company's income before income taxes and net income for the year ended June 30, 2006 are $2.3 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 are $0.11 and $0.10 per share lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Under APB No. 25, restricted stock was historically being expensed although under APB No. 25, forfeitures were accounted for as they occurred.

     On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the year ended June 30, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

     The following table illustrates the effect on net income and net income per common share for the years ended June 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions for stock-based employee compensation under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation", ("SFAS 123"), as amended. For purposes of the pro forma presentation, option and restricted stock forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

                                                                                 YEARS ENDED JUNE 30,
                                                                               -----------------------
                                                                                  2005          2004
                                                                               ----------   ----------
Net income, as reported..................................................      $    2,143   $    8,044
Add: stock-based compensation expense included in reported
  net income, net of income taxes........................................           2,547           55
Deduct: stock-based compensation expense determined under
  fair value-based method for all awards, net of income taxes............          (4,928)      (2,901)
                                                                               ----------   ----------
Pro forma net (loss) income..............................................            (238)       5,198

Charges related to convertible preferred stock...........................              --        7,665
                                                                               -----------   ----------
Pro forma net loss applicable to common stockholders.....................      $     (238)  $   (2,467)
                                                                               ==========   ==========

Net income (loss) per common share applicable to common stockholders:
  Basic, as reported.....................................................      $     0.18    $    0.04
  Diluted, as reported...................................................      $     0.17    $    0.03
  Basic, pro forma.......................................................      $    (0.02)   $   (0.23)
  Diluted, pro forma.....................................................      $    (0.02)   $   (0.23)

     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended June 30, 2006, there was no excess tax benefit recognized resulting from share-based compensation cost.

     The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the term of the option.

     The table below presents the assumptions used to calculate the fair value of options granted during the years ended June 30, 2006, 2005 and 2004:

                                                              YEARS ENDED JUNE 30,
                                             -------------------------------------------------------
                                                   2006               2005               2004
                                                   ----               ----               ----

Expected holding period (years).........            5.0                3.9                4.5
Risk-free interest rate ................       3.86% - 4.99%     3.31% - 4.30%       3.27% - 3.88%
Weighted average risk-free interest rate            4.46%              3.41%              3.37%
Dividend yield..........................            0.0%               0.0%               0.0%
Expected volatility.....................       47.3% - 64.9%     41.5% - 74.4%       63.9% - 70.1%
Weighted average expected volatility....           55.4%              51.2%              69.0%
Fair value of options granted...........       $6.86 - $8.43     $7.88 - $14.52      $9.43 - $11.25
Weighted average fair value of options
granted.................................          $7.64               $8.95              $9.79


     Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period which is six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The fair value of the `put' and `call' features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company's stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the fair value is re-calculated as of the end of the period and compared to the estimate. The lower amount is then equity classified and any over accrual reversed. As of June 30, 2006, there is approximately $42,000 of liability classified share-based compensation expense included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

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

     The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four-year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally ten years from the date of grant. As of June 30, 2006, there were 1,310,582 options outstanding under the 1993 Plan, of which 1,243,458 options were vested.

     The ESPP has reserved for issuance an aggregate of 1,060,000 shares of Common Stock and is set to expire on November 30, 2011. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period. Through June 30, 2006, a total of 570,921 shares have been issued under the ESPP including 78,408, 56,214 and 49,141 shares for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, 489,079 shares are available for future issuance.

     In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan ("1995 Plan") and adopted the 1998 Plan. As of June 30, 2006, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. On October 26, 2005, the Company's shareholders approved amendments to the 1998 Plan to extend the termination date of the 1998 Plan to October 27, 2010 and to provide for the ability to grant restricted stock awards under the 1998 Plan. Pursuant to the 1998 Plan, each non-employee director receives annually either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. Additionally, each non-employee director will receive annually a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of June 30, 2006, there were 238,670 options outstanding under the 1998 Plan, of which 234,086 options were vested. As of June 30, 2006, 212,330 shares are available for future issuance under the 1998 Plan.

     The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company's common stock on the date of grant. The aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan is 1,560,167 shares. The 2003 Plan also allows for awards based on performance criteria which awards may then qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There have been no performance-based awards granted under the 2003 Plan. The 2003 Plan expires on October 29, 2013. As of June 30, 2006, there were 57,968 options outstanding under the 2003 Plan, of which 9,018 options were vested. As of June 30, 2006, 966,577 shares are available for future issuance under the 2003 Plan.

     In connection with the Merger, on October 29, 2004, the Company's Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and induce persons to become employees of the Company, including certain of CATC's employees. The adoption of the 2004 Plan did not require stockholder approval. The number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares). The options were issued with vesting periods of four to six years. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the 2004 Plan. The 2004 Plan expires on October 29, 2014. As of June 30, 2006, there were 172,152 options outstanding under the 2004 Plan, of which 16,126 options were vested.

     In connection with the Merger, LeCroy assumed the LeCroy CATC Plans. On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 141 and FIN 44, the 648,284 unvested stock options and certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The $5.1 million fair value of the new awards was included in the purchase price, less the intrinsic value of unvested options of $1.9 million, which, during the period from October 29, 2004 to June 30, 2005, was being charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. In connection with the adoption of SFAS 123R, the remaining unamortized deferred compensation was eliminated against additional paid-in capital on the date of adoption and compensation cost for unvested options under the LeCroy (CATC) Plans is being recognized over the remaining vesting period using the fair value of the options on the date of the Merger. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the LeCroy (CATC) Plans. As of June 30, 2006, there were 450,575 options outstanding under the LeCroy (CATC) Plans, of which 289,122 options were vested.

     Stock option transactions for fiscal years 2006, 2005 and 2004 under all plans are as follows:

                                                                             WEIGHTED AVERAGE
                                                                                  REMAINING          AGGREGATE
                                            NUMBER OF      WEIGHTED AVERAGE   CONTRACTUAL LIFE    INTRINSIC VALUE
                                               SHARES       EXERCISE PRICE          (YEARS)     AS OF JUNE 30, 2006
                                            -----------   -----------------  ------ --------    -------------------
                                                                                                       ($000)
   Outstanding at June 30, 2003........       2,788,944              $16.02
   Granted.............................         104,000               17.23
   Exercised...........................        (439,785)              11.00
   Expired.............................             (61)               6.33
   Forfeited...........................        (113,451)              18.27
                                            -----------
   Outstanding at June 30, 2004........       2,339,647               16.91

   Granted.............................         977,736               12.31
   Exercised...........................        (337,889)              11.56
   Expired.............................          (5,741)               6.33
   Forfeited...........................        (189,465)              15.79
                                            -----------
   Outstanding at June 30, 2005........       2,784,288               16.05

   Granted.............................          36,400               14.64
   Exercised...........................        (130,398)              11.29
   Expired.............................         (31,000)              18.88
   Forfeited...........................        (428,442)              18.13
                                            -----------
   Outstanding at June 30, 2006........       2,230,848              $15.85        4.81               $3,284
                                            ===========

   Vested and expected to vest at
   June 30, 2006.......................       2,221,643              $15.85        4.77               $3,279

   Exercisable at June 30,
   2006............ ...................       1,792,711              $16.27        4.13               $2,628


     The weighted-average grant-date fair value of the stock options granted during the years ended June 30, 2006, 2005 and 2004 was $7.64, $8.95 and $9.79 per option, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2006, 2005 and 2004 was $0.5 million, $3.7 million and $3.3 million, respectively. The fair value of stock options vested during the years ended June 30, 2006, 2005 and 2004, was $3.3 million, $2.3 million and $3.1 million, respectively.

     The following table summarizes information about stock options outstanding at June 30, 2006:

                                                         OPTIONS OUTSTANDING AT               OPTIONS EXERCISABLE AT
                                                              JUNE 30, 2006                        JUNE 30, 2006
                                               -----------------------------------------     ------------------------
                                                                WEIGHTED   WEIGHTED AVERAGE                  WEIGHTED
                                                                 AVERAGE       REMAINING                      AVERAGE
                                                NUMBER OF       EXERCISE   CONTRACTUAL LIFE    NUMBER OF     EXERCISE
         RANGE                                   SHARES           PRICE         (YEARS)         SHARES         PRICE
   ---------------                             ----------     ----------- -----------------  -----------   ---------
   $ 1.35 - $12.00..........................       462,311      $  8.57           5.71            370,970    $  8.33
   $12.01 - $18.00..........................     1,064,604        14.85           5.52            734,942      14.76
   $18.01 - $24.00..........................       641,622        21.45           3.26            624,488      21.49
   $24.01 - $37.00..........................        62,311        29.16           2.01             62,311      29.16
                                                ----------                                     ----------
     Total..................................     2,230,848      $ 15.85           4.81          1,792,711    $ 16.27
                                                ==========                                     ==========

     Of the total stock options outstanding, 1,792,711, 1,860,699 and 1,771,859 options were exercisable at June 30, 2006, 2005 and 2004, respectively. Shares available for grant under all plans were 1,667,986, 1,415,772 and 977,648 at June 30, 2006, 2005 and 2004, respectively.

     As of June 30, 2006, there was approximately $3.2 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.62 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended June 30, 2006, 2005 or 2004.

   Restricted Stock

     Compensation cost for restricted stock (referred to as non-vested stock) was historically recorded based on its market value on the date of grant as deferred stock compensation, a component of Stockholder's Equity, and then recognized ratably over the associated service period, the period in which restrictions are removed. Forfeitures were accounted for as they occurred. With the adoption of SFAS 123R, effective July 3, 2005, deferred stock compensation was eliminated against additional paid-in capital. The fair value of new grants is determined based on the closing price on the date of grant. Related compensation expense is recognized ratably over the associated service period, giving effect to estimated forfeitures. During the year ended June 30, 2006 there were 73,500 shares of restricted stock granted. Of these shares, 25,000 were issued under the 1998 Plan to non-employee directors and were immediately vested and 48,500 shares were issued to employees under the 2003 Plan with 4-year vesting. In fiscal 2005, 198,030 and 70,000 shares of restricted stock were granted under the 2003 Plan and 2004 Plan, respectively, with various vesting conditions ranging from three to four years. In fiscal 2004, 365,000 shares of restricted stock were granted under the 2003 Plan with long-term cliff vesting conditions of three to five years to certain key employees. During the years ended June 30, 2006 and 2005, 32,375 and 2,300 shares, respectively, of non-vested stock were forfeited as a result of employee terminations and $0.1 million and $24,000 of compensation expense was reversed in fiscal 2006 and 2005, respectively. As of June 30, 2006, 528,075 shares are unvested.

     The following table summarizes transactions related to restricted (non-vested) stock for the years ended June 30, 2006, 2005 and 2004:

                                                               Weighted
                                                                Average
                                              Number of       Grant-Date
                                               Shares         Fair Value
                                             ------------    --------------
   Non-vested stock at June 30, 2003.....              -              $  -

   Granted...............................        365,000             18.01
   Vested................................              -                 -
   Forfeited ............................              -                 -
                                             ------------
   Non-vested stock at June 30, 2004.....        365,000             18.01

   Granted...............................        268,030             13.82
   Vested................................       (86,130)             14.00
   Forfeited ............................        (2,300)             13.21
                                             ------------
   Non-vested stock at June 30, 2005.....        544,600             17.39

   Granted...............................         73,500             15.22
   Vested................................       (57,650)             15.33
   Forfeited ............................       (32,375)             17.74
                                             ------------
   Non-vested stock at June 30, 2006.....        528,075           $ 17.33
                                             ============

     As of June 30, 2006, there was approximately $5.2 million of unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.28 years. No compensation cost related to restricted stock grants was capitalized in inventory or any other assets for the years ended June 30, 2006, 2005 and 2004.

15.  COMMON STOCK, TREASURY STOCK AND WARRANTS TO PURCHASE COMMON STOCK

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

     On May 25, 2006, the Company's Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock for the treasury. During the fourth quarter of fiscal 2006, the Company repurchased 142,283 shares for total consideration of $1.9 million.

     Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.

     At June 30, 2006 the Company had outstanding warrants to purchase 28,571 shares of common stock at a purchase price of $17.50 per share. These warrants expired on August 15, 2006. Warrants to purchase 250,000 shares of common stock at a purchase price of $20.00 per share expired on June 30, 2006. No warrants were exercised during the fiscal years ended June 30, 2006, 2005 or 2004.


16.  EARNINGS PER COMMON SHARE

     The following is a presentation of the numerators and the denominators of the basic and diluted income per common share computations for the years ended June 30, 2006, 2005 and 2004 (in thousands):

                                                                     YEARS ENDED JUNE 30,
                                                            --------------------------------------
                                                               2006          2005         2004
                                                            ----------   ------------  -----------
Numerator:
     Income from continuing operations..................    $   6,573    $   2,143     $     7,925
     Redemption of convertible preferred stock..........           --           --           7,665
                                                            ---------    ---------     -----------
          Income from continuing operations applicable
            to common stockholders......................        6,573        2,143             260
           Discontinued operations......................           --           --             119
                                                            ---------    ----------    ===========
           Net income applicable to common stockholders.    $   6,573    $    2,143    $       379
                                                            =========    ==========    ===========

Denominator:
     Weighted average shares outstanding:
            Basic ......................................       12,218        11,774         10,754
            Employee stock options and other............          256           484            320
                                                            ---------    ----------    -----------
            Diluted.....................................       12,474        12,258         11,074
                                                            =========    ==========    ===========

     The computations of diluted net income per common share available to common stockholders for the years ended June 30, 2006, 2005 and 2004 do not include approximately 1.7 million, 1.6 million and 1.1 million, respectively, of stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share.

17.  STOCKHOLDER RIGHTS PLAN

     On November 2, 1998, the Company's Board of Directors declared a dividend distribution of one right in respect to each share of LeCroy's Common Stock outstanding at the record date, November 18, 1998. To date, the rights have been traded together with the Common Stock and are not exercisable or separately tradable. The rights will be exercisable if a person or group acquires, in the future, 15% or more of the Company's stock or announces a tender offer. Right holders, other than the acquiring person or group, are then entitled to purchase an amount of the Company's stock at a 50% discount to the share price at that time. The number of shares of stock that a right holder is entitled to purchase is based on the exercise price. Under certain circumstances, the right will entitle the stockholder to buy shares in an acquiring entity at a discount.

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

19.  EMPLOYEE BENEFIT PLANS

     The Company had two employee 401(k) savings plans. One is a trusted, employee 401(k) savings plan for eligible U.S. employees under which it contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee's eligible compensation, as defined.

     The other plan is the CATC 401(k) Profit Sharing Plan (the "CATC 401(k) Plan") which the Company assumed in the Merger, and which covered all full-time former CATC employees employed by LeCroy. The CATC 401(k) Plan permitted, but did not require, that the Company provide matching contributions to the CATC 401(k) Plan on behalf of all participants. Effective January 11, 2006 the Company decided to merge the CATC 401(k) Plan into the trusted, employee 401(k) savings plan. For fiscal 2006, 2005 and 2004, the Company has expensed $0.6 million, $0.6 million and $0.4 million, respectively, for those plans.

     The Company's subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee's earnings, as defined, currently ranging from 4.6% to 8.4%. The Company makes a matching contribution based also upon a percentage of the employee's earnings, as defined, currently ranging from 5.4% to 9.6%. For fiscal 2006, 2005, and 2004, the Company has expensed $0.4 million, $0.5 million, and $0.4 million, respectively, in matching contributions to this plan.

20.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has defined one reportable segment in the test and measurement market, in which it develops, manufactures, sells and licenses high-performance oscilloscopes and global communication protocol test solutions. Design engineers and researchers use oscilloscopes to measure and analyze complex electronic signals in order to develop high performance systems and protocol analyzers to validate electronic designs and to improve time to market. Revenue from the sale of the Company's products, which are similar in nature, are reflected as Test and measurement product revenue in our Consolidated Statements of Operations.

     Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

                                  2006         2005          2004
                              -----------  -----------   ----------
    North America..........   $   51,795   $   52,500    $   38,926
    Europe / Middle East...       48,767       49,650        37,716
    Japan..................       22,043       26,209        20,024
    Asia / Pacific.........       37,931       36,619        28,274
                              ----------   ----------    ----------
      Total revenues.......   $  160,536   $  164,978    $  124,940
                              ==========   ==========    ==========

    Total assets by geographic area are as follows:

                                       JUNE 30,      JUNE 30,
                                      ------------------------
                                          2006         2005
                                      -----------  -----------
    North America.................    $   180,070  $   170,685
    Europe / Middle East..........         12,053       11,241
    Japan.........................          5,360        6,328
    Asia / Pacific................          4,491        4,914
                                      ------------ -----------
                                      $   201,974  $   193,168
                                      ===========  ===========

    Total long-lived assets (1) by geographic area are as follows:

                                            JUNE 30,      JUNE 30,
                                              2006         2005
                                          -----------  -----------
    North America.....................    $   103,473  $   103,921
    Europe / Middle East..............            581          525
    Japan.............................            400          456
    Asia / Pacific....................            439          419
                                          -----------  -----------
                                          $   104,893  $   105,321
                                          ===========  ===========

(1) Long lived assets presented in the table above exclude non-current deferred tax assets.

     No customer accounted for more than 10% of the Company's consolidated revenues in any of the last three fiscal years.

     Revenue attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2006 include the United States ($46.0 million), Japan ($22.0 million) and Germany ($17.3 million); in fiscal 2005 include the United States ($47.0 million), Japan ($26.2 million) and Germany ($19.4 million); and in fiscal 2004 include the United States ($37.3 million), Japan ($20.0 million) and Germany ($15.9 million).

21.  IWATSU SETTLEMENT/PURCHASE AGREEMENT

     On March 22, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. ("Iwatsu") for a total of $3.6 million which included the settlement of an underlying dispute between the Company and Iwatsu relating to the ownership of intellectual property contained in Iwatsu's ViewGo product line, a non-compete agreement, whereby Iwatsu agreed not to engage in competition with the Company for a period of ten years, and the purchase of certain other intellectual property rights unrelated to the ViewGo product line. The Company obtained an independent third-party appraisal to value these elements of the Iwatsu agreement. As a result of the appraisal, in the third quarter of fiscal 2006, the Company expensed $2.8 million of the total purchase price as a legal settlement. The remaining $0.8 million was recorded as intangible assets of which $0.5 million will be amortized over the 10-year estimated life of the non-compete agreement and $0.3 million will be amortized over the 7-year estimated useful life of the acquired intellectual property assets. The ViewGo product line was re-engineered by the Company and launched as the WaveJet family of products during the third quarter of fiscal 2006.

22.  COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

     Operating leases covering plant, certain office facilities and equipment expire at various dates through 2013. Future minimum annual lease payments required during the years ending June 30, 2007, 2008, 2009, 2010, 2011 and thereafter, under non-cancelable operating leases having an original term of more than one year, are $2.0 million, $1.6 million, $0.7 million, $0.2 million, $0.1 million and $0.1 million, respectively. Aggregate rental expense on non-cancelable operating leases for the years ended June 30, 2006, 2005 and 2004 approximated $2.1 million, $2.0 million and $2.1 million, respectively.

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

     In May 1999, LeCroy, Digitech and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. This insurance policy names both LeCroy and Digitech as insured parties. The current owners of the Ridgefield Site also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site also agreed to hold both LeCroy and Digitech harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site. The Company has retained this liability after the sale of the Vigilant business and the residual assets of Digitech, which amount is recorded in Accrued expenses and other current liabilities on the June 30, 2006 and 2005 Consolidated Balance Sheets.

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

     From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

23.  RELATED PARTY TRANSACTIONS

     On October 20, 2000, the Compensation Committee of the Board of Directors approved a $0.3 million five-year loan to Thomas H. Reslewic, LeCroy's Chief Executive Officer and President, secured by Mr. Reslewic's non-qualified stock options. The loan accrued interest at 9.5% compounded annually with interest payable at the maturity of the loan. If Mr. Reslewic remained an employee of LeCroy for the entire five-year term of the loan or was terminated without cause prior to the maturity date of the loan, the Company would forgive the loan principal and all accrued interest. The loan was amortized on a straight-line basis and the compensation expense was recorded within Selling, general and administrative expenses. The loan reached maturity in the second quarter of fiscal 2006 and was forgiven along with the accrued interest, in accordance with the agreement.

     On July 19, 2005 the Compensation Committee of the Board of Directors approved a $0.3 million retention bonus to Mr. Reslewic. This retention bonus requires Mr. Reslewic to remain an employee for five years. If Mr. Reslewic terminates his employment earlier than five years, he will be required to repay the bonus in full. The retention bonus is being amortized over five years on a straight line basis as compensation expense. At June 30, 2006 $0.2 million remains on the balance sheet of which a portion is in Other current assets and the remaining balance is in Other non-current assets on the Consolidated Balance Sheet.

24. DERIVATIVE INSTRUMENTS

    The Company has the following derivative instruments:

    Interest Rate Swap

     As required by the terms of the Credit Agreement (See Note 13 - Long Term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement with the M&T Bank, the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. The Credit Agreement obligates the Company to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Term Loan. The swap agreement is not designated as a cash flow hedge under SFAS 133. Accordingly, changes in the fair value of the swap are charged or credited to operations. In accordance with the interest rate swap transaction, the Company pays interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March

31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance of the Term Loan with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest incurred on the swap was approximately $0.1 million income for the year ended June 30, 2006 and ($0.1) million expense for the year ended June 30, 2005. The notional amount as of June 30, 2006 was approximately $19.1 million as compared to approximately $23.1 million as of June 30, 2005. The fair value of the interest rate swap as of June 30, 2006 and 2005, was $0.4 million and $0.1 million, respectively, and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at those dates. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheets as of June 30, 2006 and 2005 and the change in fair value of $0.3 million ad $66,000 for the year ended June 30, 2006 and 2005, respectively, is recognized in Interest expense in the Consolidated Statements of Operations.

Forward foreign exchange contracts

     The Company enters into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently in Other (expense) income, net in the Consolidated Statement of Operations.

     During fiscal 2006, 2005 and 2004, foreign currency exchange gains (losses) on these derivatives and on transactions denominated in other than their functional currencies, were ($0.3) million, $0.2 million and $0.3 million, respectively. These net gains (losses) are included in Other, net in the Consolidated Statements of Operations and include foreign exchange contract gross gains of $0.6 million, $0.6 million and $0.5 million in fiscal 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, the notional amounts of the Company's open foreign exchange forward contracts, all with maturities of less than six months, were approximately $14.6 million and $10.6 million, respectively.


25.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The Company has periods ending on the Saturday closest to the end of the month. For clarity of presentation, period-ends are stated as of the last day of the month. Summarized unaudited quarterly operating results for fiscal years 2006 and 2005 (all quarters represent 13-week periods, except for the quarter ended September 30, 2004 which was a 14-week period) are as follows (in thousands, except per share data):

                                                                        QUARTERS ENDED
                                                   FISCAL YEAR 2006                       FISCAL YEAR 2005
                                        -------------------------------------- ----------------------------------------
                                        JUNE. 30, MAR. 31,  DEC. 31,  SEPT. 30,JUNE. 30,  MAR. 31,  DEC. 31,  SEPT. 30,
                                          2006      2006      2005      2005     2005       2005      2004      2004
                                        -------- --------  --------  --------  --------  --------  --------  --------
                                       (13 WEEKS)(13 WEEKS)(13 WEEKS)(13 WEEKS)(13WEEKS)(13 WEEKS)(13 WEEKS)(14 WEEKS)
Revenues(1)
  Test and measurement products(2)..    $ 37,137 $ 37,184  $ 39,996  $ 39,124  $ 41,875  $ 40,879  $ 40,380  $ 33,305
  Service and other(2)..............       1,438    1,697     2,026     1,934     1,919     2,011     2,408     2,200
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Total revenues..................      38,575   38,881    42,022    41,058    43,794    42,890    42,788    35,505

Cost of revenue(3)..................      15,727   15,250    16,434    16,065    19,730    16,947    22,182    14,773
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Gross profit....................      22,848   23,631    25,588    24,993    24,064    25,943    20,606    20,732

Selling, general and
  administrative expenses(4)........      12,424   12,361    13,594    13,243    15,908    14,126    15,044    12,310
Legal settlement....................
                                              --    2,792        --        --        --     1,000        --        --
Research and development
  expenses(5).......................       7,222    7,671     7,806     7,424     7,440     7,027     8,800     4,736
                                        -------- --------  --------  --------  --------  --------  --------  --------
    Operating income (loss).........       3,202      807     4,188     4,326       716     3,790    (3,238)    3,686

Other, net..........................        (693)    (403)     (682)     (709)     (980)     (898)      (29)      (32)
                                        -------- --------- --------- --------  --------  --------- --------- --------
    Income (loss) before income taxes      2,509      404     3,506     3,617      (264)    2,892    (3,267)    3,654
(Provision for)  benefit from
    income taxes....................        (498)    (252)   (1,329)   (1,384)       91       (10)      398    (1,352)
                                        -------- --------- --------- --------- --------  --------- --------  ---------
Net income

(loss)..............................    $  2,011 $    152  $  2,177  $  2,233  $   (173) $  2,882  $ (2,869) $  2,302
                                        ======== ========  ========  ========  ========- ========  ========  ========

Net income (loss) per common share-

  Basic.............................    $   0.16 $   0.01  $   0.18  $   0.18  $  (0.01) $   0.24  $  (0.25) $   0.20
  Diluted...........................    $   0.16 $   0.01  $   0.17  $   0.18  $  (0.01) $   0.23  $  (0.25) $   0.19

Weighted average number of shares:
  Basic.............................      12,297   12,275    12,195    12,106    11,995    11,847    11,655    11,612
  Diluted...........................      12,533   12,556    12,467    12,348    11,995    12,672    11,655    12,177


(1) Included in service and other revenue for the first two quarters of fiscal 2006 and for each of the four quarters in fiscal 2005 is $0.3 million related to the recognition of deferred revenue associated with the adoption of SAB 101. For the third quarter in fiscal 2006, $0.1 million was recognized related to SAB 101 deferred revenue. The quarter ended June 30, 2005, includes product revenue of approximately $2.6 million from previously deferred revenue related to the Company's WaveSurfer product line.

(2) Certain quarterly amounts have been reclassified from service revenue to product revenue to conform to the fiscal 2006 and third and fourth quarter of fiscal 2005 presentation. These reclassifications had no impact on previously reported total revenues.

(3) Included in cost of revenues in the quarter ended June 30, 2006 are charges of $0.1 million for severance and other related charges. Included in cost of revenues in the quarter ended June 30, 2005 are charges of $1.8 million for inventory adjustments and $0.1 million for severance and service center closure. Included in cost of revenues in the quarter ended December 31, 2004 are $1.5 million of asset impairment charges and $2.7 million for inventory write-offs resulting from the change in long-term product support policies.

(4) Included in selling, general and administrative expense are severance charges of $0.2 million, $0.6 million and $0.6 million for the quarters ended June 30, 2006, June 30, 2005 and December 31, 2004, respectively. During the quarter ended June 30, 2005, the Company adopted a plan to attain cost efficiencies by consolidating service operations into a fewer number of facilities. In connection with this plan, the Company recorded lease termination costs of $0.2 million in the quarter ended June 30, 2005.

(5) Included in research and development expense in the quarters ended June 30, 2006 and 2005 are severance charges of $0.1 million for each quarter.

                                                                     SCHEDULE II

                                                          LECROY CORPORATION
                                                   VALUATION AND QUALIFYING ACCOUNTS

                                               YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                                            (IN THOUSANDS)

                                                                     BALANCE AT   CHARGED TO                 BALANCE AT
                                                                      BEGINNING    COSTS AND   DEDUCTIONS/     END OF
DESCRIPTION                                                           OF PERIOD    EXPENSES       OTHER        PERIOD
--------------------------                                           ----------   ----------  ------------   ----------
Against trade receivables --
Year ended June 30, 2004
  Net reserves..................................................         394           56         (14)  (1)       436
Year ended June 30, 2005
  Net reserves..................................................         436           93        (149)  (1)       380
Year ended June 30, 2006
  Net reserves..................................................         380           94         (16)  (1)       458

Against inventories --
Year ended June 30, 2004
  Allowance for excess and obsolete.............................       2,107          911        (498)  (2)     2,520
Year ended June 30, 2005
  Allowance for excess and obsolete.............................       2,520        3,272      (4,706)  (2)     1,086
Year ended June 30, 2006
  Allowance for excess and obsolete.............................       1,086          543          --           1,629

Against deferred tax assets --
Year ended June 30, 2004
  Valuation allowance...........................................       5,086          218          --           5,304
Year ended June 30, 2005
  Valuation allowance...........................................       5,304           --      (4,954)  (3)       350
Year ended June 30, 2006
  Valuation allowance...........................................         350           --         (92)            258

----------

(1) Uncollectible accounts receivable written-off and change in sales return estimates.

(2)  Inventory disposals and/or impact of foreign currency.

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


     There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


     Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. See "Management's Report on Internal Control over Financial Reporting." In addition, KPMG LLP, an independent registered public accounting firm, has audited management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2006, as well as the effectiveness of internal control over financial reporting as of June 30, 2006 and has issued their report thereon, also included in this Annual Report on Form 10-K.


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting is effective as of June 30, 2006. In addition, KPMG LLP, our independent registered public accounting firm, has audited our assessment of the effectiveness of internal control over financial reporting as of June 30, 2006, as well as the effectiveness of internal control over financial reporting as of June 30, 2006 and has issued their report thereon. That report appears below.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
LeCroy Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that LeCroy Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LeCroy Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that LeCroy Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LeCroy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
September 13, 2006

ITEM 9B. OTHER INFORMATION

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to our directors will be contained in the section captioned "Structure and Compensation of the Board of Director's" of the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders ("2006 Proxy Statement"), which is scheduled to be held October 25, 2006. Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned "Section 16(A) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement. Those portions of the 2006 Proxy Statement are incorporated herein by reference. The discussion of our executive officers is included in Part I, Item 1 of this report under "Executive Officers of the Registrant."

     The Company has adopted a code of ethics entitled "Revised Principles of Business Conduct Policy," which applies to its officers, directors and employees. A copy is available to any person without charge upon written request to:

     LeCroy Corporation
     Attention: Investor Relations
     700 Chestnut Ridge Road
     Chestnut Ridge, New York 10977

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of our executive officers will be contained in the section captioned "Executive Compensation" of the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     A description of the security ownership of certain beneficial owners and management will be contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     A description of our equity compensation plans will be contained in the section captioned "Executive Compensation and Other Information" of the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management will be contained in the section captioned "Certain Relationships and Related Transactions" in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     A description of the principal accounting fees and services will be contained in the section captioned "Principal Accounting Fees and Services" in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       The following documents are filed as part of this report:

       (a) (1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements at Item 8 of this report.
       (a) (2) FINANCIAL STATEMENT SCHEDULES -- See Index to Consolidated Financial Statements at Item 8 of this report (Schedule II).

              Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

       (a) (3)    EXHIBITS

         The following exhibits are filed with this report:

        Exhibit
        Number                            Description
        --------                          ------------

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

         10.7 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit
                  10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

         10.8 Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit
                  10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

         10.9 LeCroy Corporation's 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 26, 2003.*

         10.10    Form of Restricted Stock Purchase Agreement, filed as Exhibit
                  10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

         10.11 LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on September 26, 2003.*

         10.12 LeCroy Corporation's 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.13 Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.14 Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.15 Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.16 Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.17 Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.18 Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.19 Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.20 Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.21 Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

         10.22 Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.23 Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit
                  10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

         10.24 Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

         10.25 Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.26 Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

         10.27 Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as
                  Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

         10.28 Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.29 Separation Agreement, dated January 6, 2003, between the Registrant and Raymond F. Kunzmann, filed as Exhibit 10.42 to Form 10-Q for the quarterly period ended December 31, 2002, incorporated herein by reference.*

         10.30 Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

         10.31 Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.32 Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.33 Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit
                  10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.34 Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as
                  Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

         10.35 Amendment No. 2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.40 to Form 10-Q filed on May 10, 2006, incorporated herein by reference.

         14.1     Code of Ethics- Principles of Business Conduct, filed as
                  Exhibit 14.1 to Form 10-K for the fiscal year ended June 30, 2003, incorporated herein by reference.

         14.2 Revised Code of Ethics- Principles of Business Conduct dated December 14, 2005.

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

                                             LeCroy CORPORATION

Date: September 13, 2006                     By /s/ Sean B. O'Connor
                                                --------------------
                                             Sean B. O'Connor
                                             Vice President Finance,
                                             Chief Financial Officer,
                                             Secretary and Treasurer


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

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
  /s/ CHARLES A. DICKINSON                Chairman of the Board of Directors             September 13, 2006
-----------------------------------
     Charles A. Dickinson

  /s/ THOMAS H. RESLEWIC                  President, Chief Executive Officer             September 13, 2006
-----------------------------------                   and Director
     Thomas H. Reslewic                       (Principal Executive Officer)


  /s/ SEAN B. O'CONNOR                       Vice President Finance, Chief               September 13, 2006
-----------------------------------
     Sean B. O'Connor                        Financial Officer, Secretary
                                                     and Treasurer
                                            (Principal Accounting Officer)

  /s/ ROBERT E. ANDERSON                               Director                          September 13, 2006
-----------------------------------
     Robert E. Anderson

  /s/ WALTER O. LECROY, JR.                            Director                          September 13, 2006
-----------------------------------
     Walter O. LeCroy, Jr.

  /s/ NORMAN R. ROBERTSON                              Director                          September 13, 2006
-----------------------------------
     Norman R. Robertson

  /s/ WILLIAM G. SCHEERER                              Director                          September 13, 2006
-----------------------------------
     William G. Scheerer

  /s/ ALLYN C. WOODWARD, JR.                           Director                          September 13, 2006
----------------------------
     Allyn C. Woodward, Jr.
