Form 10-Q
period 2006-09-30
LECROY CORP
filed 2006-11-09
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐ Accelerated filer ☒Non-Accelerated filer ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 1, 2006
Common stock, par value $.01 share	12,334,240

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveSurfer™, WaveExpert™, MAUI™ and CATC™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	September 30, 2006	June 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$36,480	$16,972
Accounts receivable, net of reserves of $461 and $458 at September 30, 2006 and June 30, 2006, respectively	30,592	28,867
Inventories, net	35,101	34,041
Other current assets	13,617	13,237
Total current assets	115,790	93,117

Property and equipment, net	21,205	20,359
Goodwill	78,473	78,473
Other non-current assets	9,248	10,025
Total Assets	$ 224,716	$201,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 16,004	$19,282
Accrued expenses and other current liabilities	13,011	13,408
Short-term borrowings	-	3,500
Current portion of long-term debt and capital leases	10,206	9,930
Total current liabilities	39,221	46,120

Long-term debt	52,920	24,700
Deferred revenue and other non-current liabilities	1,374	1,451
Total liabilities	93,515	72,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of September 30, 2006 and June 30, 2006)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,886,950 and 12,883,664 shares issued as of September 30, 2006 and June 30, 2006, respectively)	129	129
Additional paid-in capital	116,178	114,447
Accumulated other comprehensive income	1,064	1,292
Retained earnings	16,302	15,693
Treasury stock, at cost (188,283 and 142,283 shares at September 30, 2006 and June 30, 2006, respectively)	(2,472)	(1,858)
Total stockholders’ equity	131,201	129,703
Total liabilities and stockholders’ equity	$ 224,716	$ 201,974

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
In thousands, except per share data	2006	2005

Revenues:
Test and measurement products	$ 35,298	$ 39,124
Service and other	1,743	1,934
Total revenues	37,041	41,058

Cost of revenues	14,823	16,065
Gross profit	22,218	24,993

Operating expenses:
Selling, general and administrative	12,846	13,243
Research and development	7,652	7,424
Total operating expenses	20,498	20,667

Operating income	1,720	4,326

Other (expense) income:
Interest income	39	332
Interest expense	(822)	(916)
Other, net	(6)	(125)
Other expense, net	(789)	(709)
Income before income taxes	931	3,617
Provision for income taxes	322	1,384
Net income	$ 609	$ 2,233

Net income per common share :
Basic	$ 0.05	$ 0.18
Diluted	$ 0.05	$ 0.18

Weighted average number of common shares:
Basic	12,217	12,106
Diluted	12,459	12,348

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
In thousands	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$609	$2,233
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,820	1,993
Share-based compensation	1,672	1,340
Amortization of debt issuance costs	95	105
Deferred income taxes	164	872
Recognition of deferred license revenue	—	(324)
Gain on disposal of property and equipment, net	24	—
Change in operating assets and liabilities:
Accounts receivable	(1,840)	(1,221)
Inventories	(1,321)	(1,710)
Other current and non-current assets	(321)	(958)
Accounts payable, accrued expenses and other liabilities	(3,553)	(2,204)
Net cash (used in) provided by operating activities	(2,651)	126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,950)	(716)
Net cash used in investing activities	(1,950)	(716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	30,750	—
Repayment of borrowings under credit agreement and capital leases	(5,837)	(2,138)
Payment of debt issuance costs	(196)	—
Proceeds from employee stock purchase and option plans	59	113
Purchase of treasury shares	(614)	—
Net cash provided by (used in) financing activities	24,162	(2,025)
Effect of exchange rate changes on cash and cash equivalents	(53)	(48)
Net increase/(decrease) in cash and cash equivalents	19,508	(2,663)
Cash and cash equivalents at beginning of the period	16,972	13,866
Cash and cash equivalents at end of the period	$36,480	$11,203

Supplemental Cash Flow Disclosure Cash paid during the period for:
Interest	$569	$683
Income taxes	414	441

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The Consolidated Balance Sheet as of June 30, 2006 has been derived from those audited Consolidated Financial Statements. Inter-company transactions and balances have been eliminated in consolidation.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, allowance for doubtful accounts, allowance for excess and obsolete inventory, deferred tax assets, share-based compensation, valuation of long-lived and intangible assets, goodwill and warranty. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on September 30, 2006 and October 1, 2005. For clarity of presentation, period-end references are stated as September 30 and June 30.

2. Share-Based Compensation

Prior to fiscal 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s Consolidated Statements of Operations, with the exception of the Computer Access Technology Corporation ("CATC") Plans described below, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock (non-vested stock) was recorded based on its market value on the date of grant and was included in the Company’s Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

In the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment” ("SFAS 123R"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the deferred stock compensation at June 30, 2005 of $8.6 million relating to

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

previous grants of restricted stock and stock options assumed in the acquisition and merger of CATC was eliminated against additional paid-in capital during the first quarter of fiscal 2006.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is finalizing its evaluation of the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the periods ended September 30, 2006 and 2005, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant.

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three months ended September 30, 2006 and 2005 is $1.7 million and $1.3 million, respectively.

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Expected holding period (years)	5.0	5.0
Risk-free interest rate	4.74% - 4.75%	3.86% - 4.08%
Weighted average risk-free interest rate	4.75%	3.94%
Dividend yield	0.0%	0.0%
Expected volatility	54.2%	62.2% - 64.9%
Weighted average expected volatility	54.2%	63.9%
Fair value of options granted	$6.63 - $6.69	$7.91 - $8.40
Weighted average fair value of options granted	$6.69	$8.08

Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period which is six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The fair value of the ‘put’ and ‘call’ features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate for periods within the contractual life of the share is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

fair value of the shares is liability classified until the end of the six-month period at which time the fair value is re-calculated as of the end of the period and compared to the estimate. The lower amount is then equity classified and any over accrual reversed. As of September 30, 2006 and June 30, 2006, there is $0.1 million and $42,000, respectively, of liability classified share-based compensation expense included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Stock Option Plans

The Company maintains share-based payment arrangements under the following plans: (i) the Amended and Restated 1993 Stock Incentive Plan (“1993 Plan”), (ii) the Amended and Restated 1995 Employee Stock Purchase Plan ("ESPP"), (iii) the Amended and Restated 1998 Non-Employee Director Stock Plan (“1998 Plan”), (iv) the 2003 Stock Incentive Plan (“2003 Plan”), (v) the 2004 Employment Inducement Stock Plan ("2004 Plan"), (vi) the LeCroy Corporation (CATC) Special 2000 Stock Option Plan, (vii) the LeCroy Corporation (CATC) 2000 Stock Incentive Plan, and (viii) the LeCroy Corporation (CATC) 1994 Stock Option Plan (items (vi), (vii) and (viii) collectively the "LeCroy (CATC) Plans”). The Company has a policy of issuing new shares to satisfy share option exercises.

The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. The vesting period and expiration of each grant was determined by the Compensation Committee of the Board of Directors. In general, the vesting period is 25% per annum over a four-year period, or 50% after the second year and 25% for the third and fourth years. The lives of the options are generally ten years from the date of grant. As of September 30, 2006, there were 1,194,512 options outstanding under the 1993 Plan, all of which were vested.

The ESPP has reserved for issuance an aggregate of 1,060,000 shares of Common Stock and is set to expire on November 30, 2011. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period. Through September 30, 2006, a total of 570,921 shares have been issued under the ESPP. No shares have been issued for the three months ended September 30, 2006 and 78,408 shares for the year ended June 30, 2006 were issued. As of September 30, 2006, 489,079 shares are available for future issuance under the ESPP.

In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan (“1995 Plan”) and adopted the 1998 Plan. As of September 30, 2006, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. On October 26, 2005, the Company's shareholders approved amendments to the 1998 Plan to extend the termination date of the 1998 Plan to October 27, 2010 and to provide for the ability to grant restricted stock awards under the 1998 Plan. Pursuant to the 1998 Plan, each non-employee director receives annually either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. Additionally, each non-employee director will receive annually a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine in its discretion. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of September 30, 2006, there were 235,336 options outstanding under the 1998 Plan, of which 236,237 options were vested.

The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

of the Company’s common stock on the date of grant. The aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan is 1,560,167 shares. The 2003 Plan also allows for awards based on performance criteria which awards may then qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There were no performance-based awards approved for fiscal 2007 and 2006. The 2003 Plan expires on October 29, 2013. As of September 30, 2006, there were 67,668 options outstanding under the 2003 Plan, of which 9,768 options were vested.

In connection with the acquisition and merger of CATC, on October 29, 2004, the Company’s Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company’s ability to attract and induce persons to become employees of the Company, including certain of CATC’s employees. The adoption of the 2004 Plan did not require stockholder approval. The number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares). The options were issued with vesting periods of four to six years. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the 2004 Plan. The 2004 Plan expires on October 29, 2014. As of September 30, 2006, there were 169,402 options outstanding under the 2004 Plan, of which 15,392 options were vested.

In connection with the acquisition and merger of CATC, LeCroy assumed CATC’s 2000 Stock Option/Stock Issuance Plan, Special 2000 Stock Option Plan, 2000 Stock Incentive Plan and 1994 Stock Option Plan (collectively, the “CATC Stock Plans”). On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the acquisition and merger of CATC including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 141 and FIN 44, the 648,284 unvested stock options, as well as certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The $5.1 million fair value of the new awards was included in the purchase price, less the intrinsic value of unvested options of $1.9 million, which, during the period from October 29, 2004 to June 30, 2005, was being charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. In connection with the adoption of SFAS 123R, the remaining unamortized deferred compensation was offset against additional paid-in capital on the date of adoption and compensation cost for unvested options under the LeCroy (CATC) Plans is being recognized over the remaining vesting period using the fair value of the options on the date of the acquisition and merger of CATC. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the LeCroy (CATC) Plans. As of September 30, 2006, there were 438,396 options outstanding under the LeCroy (CATC) Plans, of which 312,997 options were vested.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Stock option transactions for the three months ended September 30, 2006 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value as of September 30, 2006 ($000)
Outstanding at June 30, 2006	2,230,848	$15.85

Granted	9,700	12.85
Exercised	(10,687)	5.55
Expired	(117,448)	21.87
Forfeited	(2,864)	15.73
Outstanding at September 30, 2006	2,109,549	15.55	4.80	$3,200

Vested and expected to vest at September 30, 2006	2,101,628	$ 15.55	4.77	$3,197
Exercisable at September 30, 2006	1,768,906	$ 15.63	4.24	$2,934

The weighted-average grant-date fair value of the stock options granted during the three months ended September 30, 2006 and 2005 was $6.69 and $8.08 per option, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was $0.1 million for each period. The fair value of stock options vested during the three months ended September 30, 2006 and 2005 was $0.7 million and $1.3 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

Options Outstanding at September 30, 2006	Options Exercisable at September 30, 2006
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 1.35 - $12.00	451,778	$ 8.65	5.48	442,470	$ 8.68
$12.01 - $18.00	1,068,338	14.83	5.28	752,887	14.71
$18.01 - $24.00	527,122	21.32	3.62	511,238	21.35
$24.01 - $37.00	62,311	29.16	1.76	62,311	29.16
Total	2,109,549	15.55	4.80	1,768,906	15.63

Of the total stock options outstanding, 1,768,906 and 1,792,711 options were exercisable at September 30, 2006 and June 30, 2006, respectively. Stock options and restricted stock awards available for grant under all plans were 1,551,059 and 1,667,986 at September 30, 2006 and June 30, 2006, respectively.

As of September 30, 2006, there was approximately $2.8 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.52 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended September 30, 2006 or 2005.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Restricted Stock

Compensation expense for restricted stock (referred to as non-vested stock), prior to fiscal 2006, was recorded as deferred stock compensation on the Consolidated Balance Sheet, based on its market value on the date of grant, and recognized as expense ratably over the associated service period, the period in which restrictions are removed. With the adoption of SFAS 123R, effective July 3, 2005, deferred stock compensation was eliminated against additional paid-in capital. The fair value of new grants is determined based on the closing price on the date of grant. Related compensation expense is recognized ratably over the associated service period, giving effect to estimated forfeitures. During the three months ended September 30, 2006 and 2005 there were 189,464 shares and zero shares, respectively, of restricted stock granted. These shares were issued under the 2003 Plan, of which 43,655 shares were immediately vested, 20,000 shares have 3-year vesting and 125,809 shares have 4-year vesting. During the three months ended September 30, 2006, 2,484 shares of non-vested stock were forfeited as a result of employee terminations. As of September 30, 2006, 657,375 shares of restricted stock are unvested.

The following table summarizes transactions related to non-vested stock for the three months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2006	528,075	$ 17.33

Granted	189,464	12.87
Vested	(57,680)	12.87
Forfeited	(2,484)	13.05
Non-vested stock at September 30, 2006	657,375	16.55

As of September 30, 2006, there was approximately $6.6 million of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.51 years. No compensation cost related to restricted stock grants was capitalized in inventory or any other assets for the three months ended September 30, 2006 and 2005.

3. Revenue Recognition

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

Test and measurement products revenue. The Company generates Test and measurement product revenue from the sales of oscilloscopes and application solutions, protocol analyzers, probes and accessories. Provisions for warranty costs are recorded at the time products are shipped. Application solutions, which provide oscilloscopes

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

with additional analysis capabilities, are either delivered via compact disc or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the application solutions. All sales of test and measurement products are based upon separately established prices for the items and are recorded as revenue according to the above revenue recognition criteria. Revenues from these products are included in revenues from Test and measurement products in the Consolidated Statements of Operations. Certain software is embedded in the Company’s oscilloscopes, but the embedded software component is considered incidental.

In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “ Accounting for Leases.” Lease and rental revenues are reported within Test and measurement product revenue.

Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), upon shipment, provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

Software license revenue. The Company recognizes software license revenue in accordance with SOP 97-2 as amended by SOP 98-9. Revenues from perpetual software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple element arrangements is based on VSOE. The Company analyzes all of the elements and determines if there is sufficient VSOE to allocate revenue to maintenance included in multiple element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to software maintenance is recognized ratably over the term of the support agreement. The revenue allocated to licenses is recognized upon delivery of the licenses. Revenues from perpetual software license agreements are included in Service and other in the Consolidated Statements of Operations. There was no revenue from perpetual software license agreements for the three months ended September 30, 2006 and 2005.

Service and other revenue. Service and other revenue includes extended warranty contracts, software maintenance agreements and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibrations included within the sales contract agreement. This deferred revenue is then recognized on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Deferred license revenue.  Revenue from license fees under agreements that have exclusivity clauses and, from the licensee’s perspective, have ongoing requirements or expectations that are more than perfunctory, are recognized over the terms of the related agreements. An ongoing requirement or expectation would be considered more than perfunctory if any party to the contract considers it to be “essential to the functionality” of the delivered product or service or failure to complete the activities would result in the customer receiving a full or partial refund or rejecting the products delivered or services performed to date.

Beginning in fiscal 2001 with the adoption of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue was being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized license fee revenue of zero and $0.3 million for the three months ended September 30, 2006 and 2005, respectively. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of March 31, 2006, there was no remaining deferred license fee balance from the adoption of SAB 101.

4. Restructuring

In the fourth quarter of fiscal 2006, the Company realigned some of its business processes and, as a result, incurred severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of September 30, 2006, approximately $0.3 million has been paid in cash, including approximately $0.1 million in the first quarter of fiscal 2007, and approximately $49,000 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the third quarter of fiscal 2007.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

5. Derivatives

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company's foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other expense, net in the Consolidated Statements of Operations.

The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

As of September 30, 2006, the Company has the following derivative instruments:

Interest Rate Swap

As required by the terms of the Credit Agreement (See Note 13 – Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. (“M&T Bank”), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement.

The Credit Agreement obligates the Company to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan (see Note 13) for a period of at least three years. In connection with the Master Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Credit Agreement. The swap agreement is not designated as a cash flow hedge under SFAS 133. Accordingly, changes in the fair value of the swap are charged or credited to operations. In accordance with the interest rate swap transaction, the Company pays interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receives interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which the Company received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest income earned on the swap was approximately $0.1 million during the three months ended September 30, 2006 compared to net interest expense of approximately $22,000 for the three months ended September 30, 2005. The notional amount as of September 30, 2006 and June 30, 2006 was approximately $18.0 million and $19.1 million, respectively. The fair value of the interest rate swap as of September 30, 2006 is $0.3 million compared to $0.4 million at June 30, 2006 and approximates the amount that the Company would have received from M&T Bank if the Company had canceled the transaction at each respective date. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheet and the change in fair value is recognized in Interest expense in the Consolidated Statement of Operations.

Forward foreign exchange contracts

The Company and its subsidiaries enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the subsidiaries' functional currency. The Company records these short-term forward exchange agreements on the

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

balance sheet at fair value and changes in the fair value are recognized currently in Other, net in the Consolidated Statement of Operations.

The net (losses)/gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately ($7,000) for the three months ended September 30, 2006 as compared to net losses of ($0.1) million for the three months ended September 30, 2005. These amounts are included in Other, net in the Consolidated Statements of Operations and include gross foreign exchange contract gains of approximately $58,000 for the three months ended September 30, 2006, as compared to $48,000 for the three months ended September 30, 2005. At September 30, 2006 and June 30, 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $15.3 million and $14.6 million, respectively.

6. Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

Three months ended
September 30,
	2006	2005

Net income	$609	$2,233
Foreign currency translation loss	(228)	(100)
Comprehensive income	$381	$2,133

7. Accounts Receivable, net

The Company has an agreement with one of its customers, who is also a vendor, which provides the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At September 30, 2006 and June 30, 2006, the Company netted approximately $50,000 and $25,000, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets related to this agreement.

8. Inventories, net

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	September 30, 2006	June 30, 2006

Raw materials	$ 7,817	$ 7,726
Work in process	6,448	6,933
Finished goods	20,836	19,382
	$ 35,101	$ 34,041

The value of demonstration units included in finished goods was $11.0 million and $10.9 million at September 30, 2006 and June 30, 2006, respectively. The Company’s demonstration units are held for sale and are sold

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

9. Other Current Assets

Other current assets consist of the following (in thousands):

September 30, 2006	June 30, 2006
Deferred tax assets, net	$8,200	$ 8,200
Prepaid taxes	772	762
Other receivables	1,094	488
Prepaid probes and accessories	54	43
Value-added tax receivable	846	433
Other	2,651	3,311
	$13,617	$ 13,237

10. Goodwill and Other Non-current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

September 30, 2006	June 30, 2006
Goodwill	$ 78,473	$ 78,473

Intangibles, net	$ 3,461	$ 4,022
Deferred tax assets, net	3,800	3,964
Other	1,987	2,039
	$ 9,248	$ 10,025

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2006 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first three months of fiscal 2007.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

Original Weighted Average Lives	September 30, 2006	June 30, 2006

Amortizable intangible assets:
Technology, manufacturing and distribution rights	3.4 years	$ 7,025	$ 7,025
Patents and other intangible assets	5.9 years	1,593	1,593
Accumulated amortization		(5,157)	(4,596)
Net carrying amount		$ 3,461	$ 4,022

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Amortization expense for intangible assets, all with finite lives, was $0.6 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis will approximate $1.3 million for the remainder of fiscal 2007 and $1.0 million, $0.5 million, $0.1 million and $0.5 million for fiscal 2008, 2009, 2010 and 2011 and beyond, respectively.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2006	June 30, 2006

Compensation and benefits	$ 5,652	$ 5,450
Income taxes	2,472	2,718
Warranty	986	1,005
Deferred revenue, current portion	913	1,144
Retained liabilities from discontinued operations	160	160
Other current liabilities	2,828	2,931
	$ 13,011	$ 13,408

12. Warranties

The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability and for new products, published (by a third party) expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues.

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the three months ended September 30, 2006 and 2005 (in thousands):

Three months ended
September 30,
	2006	2005

Balance at beginning of period	$1,005	$ 971
Accruals for warranties entered into during the period	141	160
Warranty costs incurred during the period	(160)	(169)
Balance at end of period	$ 986	$ 962

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

During fiscal 2006, management determined that certain amounts previously reported as warranty costs were services expense that had been misclassified. This caused an overstatement of the related warranty accruals in the table above. The warranty accrual and cost activity for the September 30, 2005 period presented above has been revised to properly reflect only warranty expense. These revisions had no impact on the Company’s beginning or ending warranty liability balance, financial position or Cost of revenue for any of the periods presented.

In connection with an agreement to license the Company’s MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of September 30, 2006, there have been no claims under such indemnification provisions.

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

13. Long-term Debt and Capital Leases

On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the “Credit Agreement”), which replaced LeCroy’s prior $25.0 million revolving credit facility with The Bank of New York. The terms of the Credit Agreement provide LeCroy with a $50.0 million term loan (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolver”), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. The proceeds under the Term Loan were used to finance the acquisition of CATC in October 2004 and pay transaction expenses related to the acquisition and merger of CATC. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of September 30, 2006 the Company has an outstanding loan balance of $31.9 million against the Term Loan. As of September 30, 2006, the Company has borrowed $30.8 million against the Revolver in anticipation of the Catalyst Acquisition (see Note 19 for more information on the acquisition) and nothing against the letter of credit subfacility or the swingline loan subfacility.

On May 9, 2006, the Company amended the Credit Agreement (“Amendment No. 2”) to, among other terms, (a) increase the Revolver Commitments from $25.0 million to $50.0 million, (b) amend the financial covenants and reduce certain fees and margins, (c) extend the Revolver termination date from October 29, 2009 to October 29, 2010, (d) increase the aggregate amount the Company is permitted to pay for acquisitions and (e) permit the Company to make certain payments for cash dividends and repurchases of common stock.

On September 26, 2006, the Company amended the Credit Agreement (“Amendment No. 3”) to amend the Credit Agreement, in certain respects, in order to permit the Catalyst Enterprise, Inc. acquisition and merger and the transactions contemplated thereby. On September 28, 2006, the Company amended the Credit Agreement (“Amendment No. 4”) to amend the Credit Agreement, in certain respects, in order to permit the issuance of the convertible note offering (see Note 19) and to require the prepayment of the Term Loan from the proceeds thereof, and to permit certain acquisitions, as defined therein.

Borrowings under the Credit Agreement bear interest at variable rates equal to, at the Company’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00%

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

and 1.50% based on the Company’s leverage ratio, as defined in the Credit Agreement, or (2) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin of between 1.25% and 2.75% based on the Company’s leverage ratio. In addition, the Company must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio. As of June 30, 2006 and September 30, 2006, the interest rate on the Term Loan was 6.75% and as of June 30, 2006 and September 30, 2006, the interest rate on the Revolver was 8.25%

Under the Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of September 30, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of September 30, 2006, the Company has repaid $18.1 million of the principal balance of this loan including voluntary repayments in excess of those required by the Credit Agreement aggregating $4.1 million. The outstanding balance to be repaid is approximately $7.2 million for the remainder of fiscal 2007 and $10.6 million, $11.9 million and $2.2 million for the fiscal years ending June 2008, 2009 and 2010, respectively.

We incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the term of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. During fiscal 2006 we incurred additional fees of approximately $0.2 million in connection with Amendment No. 2 which have been deferred and are being amortized on a straight line basis over the remaining term of the amended Credit Agreement. In fiscal 2007 we incurred additional bank fees of approximately $0.2 million in connection with Amendments No. 3 and No. 4 which are being deferred and amortized over the respective terms of the Revolver and Term Loan. At September 30, 2006, of the total unamortized fees under the Credit Agreement, as amended, of $1.0 million, $0.4 million were included in Other current assets, and $0.6 million were included in Other non-current assets on the Consolidated Balance Sheets.

As required by the terms of the Credit Agreement, the Company entered into an interest rate swap transaction effective January 31, 2005 (See Note 5 - Derivatives).

In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of September 30, 2006). No amounts were outstanding under these facilities as of September 30, 2006 and June 30, 2006. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of September 30, 2006). As of September 30, 2006 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that the Company is unable to meet its financial obligations to those suppliers.

The Company had a five year $2.0 million capital lease line of credit to fund certain capital expenditures that bore interest at an annual rate of 12.2% on outstanding borrowings. This line of credit, originally set to expire in November 2005, was renewed for one additional year. As of September 30, 2006 and June 30, 2006, the Company

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

had $0.1 million and $0.1 million, respectively, outstanding under this line of credit, all of which was current and included within Current portion of long-term debt and capital leases on the Consolidated Balance Sheet.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At September 30, 2006, the Company’s outstanding balance under these agreements was $0.6 million of which $0.6 million was included within Current portion of long-term debt and capital leases and zero was included within Long-term debt in the Consolidated Balance Sheet. Under these capital lease obligations, payments, including interest, are $0.5 million for the remainder of fiscal 2007 and $0.1 million for fiscal year 2008.

14. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Earnings per Common Share

The following is a presentation of the numerators and the denominators of the basic and diluted net income per common share computations for the three months ended September 30, 2006 and 2005:

Three months ended
September 30,
	2006	2005
Numerator:
Net income	$ 609	$ 2,233

Denominator:
Weighted average shares outstanding:
Basic	12,217	12,106
Employee stock options and other	242	242
Diluted	12,459	12,348

The computations of diluted net income per common share for the three months ended September 30, 2006 and 2005 do not include approximately 1.7 million and 2.3 million, respectively, of stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share.

16. Income Taxes

The effective income tax rate for the three months ended September 30, 2006 was 34.6% compared to an effective income tax rate of 38.3% for the same period last year. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The lower estimated effective tax rate for the full fiscal year 2007 is primarily due favorable shifts in the company’s forecasted geographic mix of business. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income in jurisdictions with tax rates that are lower than in the United States, and differences between the book and tax treatment of certain items.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

17. Segment and Geographic Revenue

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

Three Months Ended
September 30,
	2006	2005

North America	$ 10,946	$ 14,326
Europe/Middle East	12,277	10,436
Japan	4,598	5,566
Asia/Pacific	9,220	10,730
Total Revenues	$ 37,041	$ 41,058

Total assets by geographic area are as follows (in thousands):

September 30,	June 30,
2006	2006

North America	$ 205,447	$ 180,070
Europe/Middle East	10,902	12,053
Japan	4,063	5,360
Asia/Pacific	4,304	4,491
Total assets	$ 224,716	$ 201,974

Total long-lived assets (1) by geographic area are as follows (in thousands):

	September 30,	June 30,
	2006	2006
North America	$ 103,897	$ 103,473
Europe/Middle East	534	581
Japan	297	400
Asia/Pacific	398	439
Total long-lived assets	$ 105,126	$ 104,893

(1) Long-lived assets presented in the table above exclude non-current deferred tax assets.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

18. New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which was effective for LeCroy for reporting changes in accounting principles and for correction of errors beginning in fiscal year 2007. SFAS 154 requires a change in accounting principle to be applied retrospectively to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There has been no immediate effect on the Company’s financial statements from the adoption of SFAS 154 during the first quarter of fiscal 2007.

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is effective on the date of adoption of the law by the applicable EU-member country. It is expected that the law will be adopted by certain EU countries in calendar year 2006 and that the Company will be required to adopt the provisions of FSP-143-1 at that time. The adoption of FSP 143-1 is not expected to have a material impact on the Company’s results of operations or financial condition.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect that adoption of SFAS 155 will have on the Company's consolidated financial position and results of operations.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial statements.

19. Subsequent Events

Catalyst Acquisition

On September 29, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst Enterprises, Inc., a California corporation (“Catalyst”), and Nader Salehomoum, as Equityholder Representative, pursuant to which Sub will merge with and into Catalyst (the “Merger”), with Catalyst continuing as the surviving corporation and as a wholly owned subsidiary of the Company. Catalyst is a manufacturer of data bus analysis and emulation tools for advanced serial data communications and strengthens the Company's position in protocol solutions.

Pursuant to the Merger Agreement, on October 2, 2006, which was the effective time of the Merger, each share of common stock par value $0.01 per share, of Catalyst issued and outstanding immediately prior to the effective time (other than shares held by Catalyst, which were cancelled without payment of any consideration) converted into the right to receive $3.2757362 in cash, without interest. Pursuant to the terms of the Merger Agreement, 10% of the total consideration was placed into escrow for the twelve-month period following the closing of the Merger to secure certain indemnification obligations under the terms of the purchase agreement.

Total consideration paid to acquire Catalyst was approximately $33.5 million, of which $30.0 million was paid in cash (financed through the Company’s bank revolver) and $3.5 million was paid in the form of a note. This note accrues interest at a rate of 6.0%, compounded quarterly, and the note and its related accrued interest is payable on January 2, 2008. The Merger will be recorded under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Convertible Senior Notes

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the "Notes"). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of our existing and future secured indebtedness; (ii) equal in right of payment with all of our existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of our existing and future subordinated indebtedness, except that the Notes rank equally with the $3.5 million note issued in connection with the Catalyst acquisition, which is subordinated to the Company's credit facility. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, repurchase date. The Notes are convertible into Company common stock at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share) subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company's election, cash or shares of Company common stock in respect of the remainder.

If the Company undergoes a "change in control" (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

The Company received net proceeds from the sale of the Notes of approximately $69.5 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under its credit facility; the repurchases of 850,000 shares of Company common stock at a cost of approximately $9.9 million and to repay approximately $19.0 million of debt under its revolving credit facility that was drawn down to fund the acquisition of Catalyst Enterprises, Inc.

In October 2006, in conjunction with our issuance of the Notes the Company repaid approximately $31.9 million due under its term loan. As a result of the repayment, the Company terminated its interest rate swap which was used to hedge the risk of changes in interest rates.

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

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers’ representatives and distributors in areas where demand levels do not justify direct distribution. We divide the world into four areas – North America, Europe/Middle East, Japan and Asia/Pacific. In North America we primarily sell our products directly in the United States. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.

Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see Item 3 entitled “Quantitative and Qualitative Disclosure About Market Risk” below.

Historically, we have, at times, experienced lower levels of demand during our first fiscal quarter than in other fiscal quarters which, we believe, have been principally due to the lower level of general market activity during the summer months, particularly in Europe.

Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profits represent revenues less cost of revenues. Additional factors integral to gross profit earned on our product mix, as the list prices of our products range from $2,900 to $128,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

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

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2006 and 2005 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2006 and 2005 see the Section entitled “Restructuring” below.

We face significant competition in our target markets. We believe that in order to continue to compete successfully, we need to timely anticipate, recognize and respond to changing market demands by providing products that serve our customers’ needs as they arise at prices acceptable to the market. We believe that we compete favorably with our competition in each of these areas. Consequently, we are constantly reviewing our product development strategy and invest time, resources and capital in development projects we deem most likely to succeed.

In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, in March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that include the rights to a new low-end product line, ‘ViewGo,’ re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement. In October 2006, the Company acquired Catalyst Enterprises, Inc., a manufacturer of data bus analysis and emulation tools for advanced serial data communications. This strengthens the Company’s position in protocol solutions.

Also during fiscal 2006, we transformed our entire low and mid-range product lines by introducing a new line of WaveRunners and WaveSurfers and adding the new WaveJet product line noted above. Additionally, we expanded our high-end product line by introducing the SDA 18000. We believe that our diversified product mix strategically positions us to expand our presence in the Test and Measurement market during fiscal 2007.

Restructuring

In the fourth quarter of fiscal 2006, we realigned certain of our business processes and as a result, incurred expenses of approximately $0.4 million of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of September 30, 2006, approximately $0.3 million has been paid in cash, including approximately $0.1 million in the first quarter of fiscal 2007, and $49,000 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are expected to be paid by the end of the third quarter of fiscal 2007.

Subsequent Events

Catalyst Acquisition

On September 29, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst Enterprises, Inc., a California corporation (“Catalyst”), and Nader Salehomoum, as Equityholder Representative, pursuant to which Sub will merge with and into Catalyst (the “Merger”), with Catalyst continuing as the surviving corporation and as a wholly owned subsidiary of the Company. Catalyst is a manufacturer of data bus analysis and emulation tools for advanced serial data communications and strengthens the Company's position in protocol solutions.

Pursuant to the Merger Agreement, on October 2, 2006, which was the effective time of the Merger, each share of common stock par value $0.01 per share, of Catalyst issued and outstanding immediately prior to the effective time (other than shares held by Catalyst, which were cancelled without payment of any consideration) converted into the right to receive $3.2757362 in cash, without interest. Pursuant to the terms of the Merger Agreement, 10% of the total consideration was placed into escrow for the twelve-month period following the closing of the Merger to secure certain indemnification obligations under the terms of the purchase agreement.

Total consideration paid to acquire Catalyst was approximately $33.5 million, of which $30.0 million was paid in cash (financed through the Company’s bank revolver) and $3.5 million was paid in the form of a note. This note accrues interest at a rate of 6.0%, compounded quarterly, and the note and its related accrued interest is payable on January 2, 2008. The Merger will be recorded under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values.

Convertible Senior Notes

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the "Notes"). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of our existing and future secured indebtedness; (ii) equal in right of payment with all of our existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of our existing and future subordinated indebtedness, except that the Notes rank equally with the $3.5 million note issued in connection with the Catalyst acquisition, which is subordinated to the Company's credit facility. In connection with the issuance and sale of the Notes, the Company entered into an indenture (the "indenture") dated as of October 12, 2006, with U.S. National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. The Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. In addition, holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, repurchase date. The Notes are convertible into Company common stock at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share) subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company's election, cash or shares of Company common stock in respect of the remainder.

If the Company undergoes a "change in control" (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

The Company received net proceeds from the sale of the Notes of approximately $69.5 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under its credit facility; the repurchase of 850,000 shares of Company common stock at a cost of approximately $9.9 million and to repay approximately $19.0 million of debt under its revolving credit facility that was drawn down to fund the acquisition of Catalyst Enterprises, Inc.

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

These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which include a description of our accounting policies. Our critical accounting policies which involve significant judgement by LeCroy's management are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and include revenue recognition, net reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation.

There have been no changes to our critical accounting policies since June 30, 2006.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005.

Three Months ended September 30,
(Unaudited)	2006	2005
Revenues:
Test and measurement products	95.3%	95.3%
Service and other	4.7	4.7

Total revenues	100.0	100.0
Cost of revenues	40.0	39.1

Gross profit	60.0	60.9

Operating expenses:
Selling, general and administrative	34.7	32.3
Research and development	20.7	18.1
Total operating expenses	55.4	50.4

Operating income	4.6	10.5

Interest income	0.1	0.8
Interest expense	(2.2)	(2.2)
Other, net	(0.0)	(0.3)
Other (expense), net	(2.1)	(1.7)

Income before income taxes	2.5	8.8
Provision for income taxes	0.9	3.4
Net income	1.6%	5.4%

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

Total revenues were $37.0 million for the quarter ended September 30, 2006, compared to $41.1 million for the comparable prior year period, representing a decrease of 9.8%, or approximately $4.0 million, primarily as a result of decreased sales of Test and measurement products. Foreign currency fluctuations reduced total revenues by $0.3 million in the first quarter of fiscal 2006 as compared to the same period last year. The decrease in Test and measurement products was mainly due to a significant reduction in shipments to our disk drive customers as a result of decreased demand. Additionally, the average selling prices in our low end products have been impacted due to competitive pressure in the marketplace.

Service and other revenues primarily consist of service revenues and license and maintenance fees. Service and other revenues were $1.7 million for the quarter ended September 30, 2006, representing a decrease of 9.9% or approximately $0.2 million, compared to $1.9 million for the comparable prior year period. The decrease was primarily the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001. The three months ended September 30, 2006 included no revenue from previously deferred revenue compared to $0.3 million in the comparable prior year period, since it was fully amortized as of March 31, 2006.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

Three months ended September 30, (unaudited)
2006	2005
	(In thousands)
North America	$ 10,946	$ 14,326
Europe/Middle East	12,277	10,436
Japan	4,598	5,566
Asia/Pacific	9,220	10,730
Total revenues	$ 37,041	$ 41,058

Three months ended September 30, (unaudited)
2006	2005
North America	29.6%	34.9%
Europe/Middle East	33.1	25.4
Japan	12.4	13.6
Asia/Pacific	24.9	26.1
Total revenues	100.0%	100.0%

Our year on year geographic revenues were lower mainly due to the decrease in shipments to our disk drive customers. Additionally, revenues were impacted by our slower than anticipated establishment of new indirect sales channels set up to enhance sales of our newer low end products. Europe/Middle East was the exception where our operations have incorporated our diverse product lines through indirect and direct channels more effectively.

Gross profit for the quarter ended September 30, 2006 was $22.2 million, or 60.0% gross margin, compared to $25.0 million, or 60.9% gross margin, for the comparable prior year period. Though gross profit dollars decreased our margin remained approximately the same primarily due to product mix where our high-end product margins compensated for the decline in low-end product revenue.

Selling, general and administrative (“SG&A”) expense was $12.8 million for the quarter ended September 30, 2006 compared to $13.2 million for the quarter ended September 30, 2005, representing a decrease of 3.0% or $0.4 million. The decrease was mainly the result of lower bonus and commission expense as a result of lower revenues as well as a decrease in general spending. As a percentage of total revenues, SG&A expense increased from 32.3% in the first quarter of fiscal 2006 to 34.7% in the first quarter of fiscal 2007, as a result of decreased revenue.

Research and development (“R&D”) expense was $7.7 million for the quarter ended September 30, 2006, compared to $7.4 million for the comparable prior year period, an increase of 3.1% or $0.2 million. The increase was mainly due to expenses incurred for prototype materials and supplies used for several product launches the early part of October 2006. As a percentage of total revenues, R&D expense increased from 18.1% in the first quarter of fiscal 2006 to 20.7% in the first quarter of fiscal 2007, primarily attributable to the decreased revenue in fiscal 2007.

Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($0.8) million in the first quarter of fiscal 2007 compared to ($0.7) million for the first quarter of fiscal 2006. Net interest expense was approximately ($0.8) million for the quarter ended September 30, 2006 as compared to ($0.6) million for the comparable prior year period. In addition, there was a foreign exchange loss of ($7,000) in the first quarter of fiscal 2007 compared to a foreign exchange loss of ($0.1) million in the comparable prior year period. The increase in net interest expense is primarily due to the change in fair value of the interest rate swap between periods.

The effective income tax rate for the three months ended September 30, 2006 was 34.6% compared to an effective income tax rate of 38.3% for the same period last year. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The lower estimated effective tax rate for the full fiscal year 2007 is primarily due favorable shifts in the company’s forecasted geographic mix of business. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income in jurisdictions with tax rates that are lower than in the United States, and differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2006 were $36.5 million compared to $17.0 million at June 30, 2006.

We used ($2.7) million of net cash in operating activities in the three months ended September 30, 2006 compared to net cash provided from operations of $0.1 million in the same period last year. The lower net income and cash generative effects of non-cash charges in net income were more than offset by $7.0 million of cash consumed by working capital requirements in the three months ended September 30, 2006. This compared to $6.1 million of cash consumed by working capital in the same period last year. Cash consumed by working capital in fiscal 2007 resulted primarily from increased payments to trade vendors, an increase in accounts receivable due to the timing of sales at the end of the quarter and continued strategic investments in inventory.

Net cash used in investing activities was ($2.0) million in the three months ended September 30, 2006 compared to ($0.7) million in the same period in fiscal 2006. Net cash used in the fiscal 2007 period as well as the fiscal 2006 period was for the purchase of property and equipment.

Net cash provided by financing activities was $24.2 million in the three months ended September 30, 2006 compared to net cash used of ($2.0) million in the same period in fiscal 2006. Net cash provided by financing activities in the fiscal 2007 period was mainly due to borrowings of $30.8 million under our line of credit in anticipation of the acquisition of Catalyst Enterprises (see Note 19 for more information on the acquisition) partially offset by repayments under the Credit Agreement and capital lease payments of $5.8 million. An additional $0.6 million of cash was consumed in fiscal 2007 due to our treasury stock buy back program. Net cash consumed in fiscal 2006 was mainly for repayment of the Term Loan partially offset by proceeds received from the exercise of stock options and purchase of stock under the employee stock purchase plan.

On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and The Bank of New York, as administrative agent for such lenders (the “Credit Agreement”). The terms of the Credit Agreement provide us with a $50.0 million term loan (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolver”), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds of $50.0 million under the Term Loan were used to finance the acquisition of CATC and pay transaction expenses related to the acquisition and merger of CATC. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of September 30, 2006, the Company has borrowed $30.8 million against the Revolver and has not borrowed against the letter of credit subfacility or the swingline loan subfacility.

In October 2006, in conjunction with the issuance of the Notes the Company repaid approximately $31.9 million and $19.0 million due under its term loan and revolving credit obligations, respectively.

Borrowings under the Credit Agreement bear interest at variable rates equal to, at our election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on our leverage ratio, as defined in the Credit Agreement, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on our leverage ratio. In addition, we must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon our leverage ratio. As of June 30, 2006 and September 30, 2006, the interest rate on the Term Loan was 6.75% and as of June 30, 2006 and September 30, 2006, the interest rate on the Revolver was 8.25%

Under the Credit Agreement, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of September 30, 2006, we were in compliance with our financial covenants under the Credit Agreement.

Beginning March 31, 2005, outstanding borrowings of $50.0 million under the Term Loan were required to be repaid quarterly through October 2009, based on an annualized amortization rate starting at 15% in calendar year 2005 and increasing 250 basis points per year during the term of the Credit Agreement. As of September 30, 2006, we have repaid $18.1 million of the principal balance of this loan including voluntary repayments in excess of those required by the Credit Agreement aggregating $4.1 million.

On May 9, 2006, we amended the Credit Agreement (“Amendment No. 2”) to, among other terms, (a) increase the Revolver Commitments from $25.0 million to $50.0 million, (b) amend the financial covenants and reduce certain fees and margins, (c) extend the Revolver termination date from October 29, 2009 to October 29, 2010, (d) increase the aggregate amount we are permitted to pay for acquisitions and (e) permit LeCroy to make certain payments for cash dividends and repurchases of common stock.

On September 26, 2006, the Company amended the Credit Agreement (“Amendment No. 3”) to amend the Credit Agreement, in certain respects, in order to permit the Catalyst Enterprise, Inc. acquisition and merger and the transactions contemplated thereby. On September 28, 2006, the Company amended the Credit Agreement (“Amendment No. 4”) to amend the Credit Agreement, in certain respects, in order to permit the issuance of the convertible note offering and to require the prepayment of the Term Loans from the proceeds thereof, and to permit certain acquisitions, as defined therein.

We incurred approximately $1.4 million of transaction fees in connection with entering into the Credit Agreement, which have been deferred and are being amortized over the term of the Credit Agreement using the effective interest method for the Term Loan and the straight-line method for the Revolver. During fiscal 2006 we incurred additional fees of approximately $0.2 million in connection with Amendment No. 2 which have been deferred and are being amortized on a straight line basis over the remaining term of the amended Credit Agreement. In fiscal 2007 we incurred additional bank fees of approximately $0.2 million in connection with Amendments No. 3 and No. 4 which are being deferred and amortized over the respective terms of the Revolver and Term Loan. At September 30, 2006, of the total unamortized fees under the Credit Agreement, as amended, of $1.0 million, $0.4 million were included in Other current assets, and $0.6 million were included in Other non-current assets on the Consolidated Balance Sheets.

In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of September 30, 2006). No amounts were outstanding under these facilities as of September 30, 2006. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of September 30, 2006). As of September 30, 2006 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that we are unable to meet our financial obligations to those suppliers.

On May 25, 2006, the Board of Directors approved the adoption of a share purchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25.0 million, of its common stock for the treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at our discretion. As of September 30, 2006, we have spent $2.5 million to purchase 188,283 shares under this buyback program.

In October 2006, in conjunction with our issuance of the Notes the Company repurchased 850,000 shares of its common stock at an average price of $11.64 for a total cost of approximately $9.9 million.

We believe that our cash on hand, cash flow generated by our continuing operations, availability under our revolving credit lines and convertible debt offering completed in October 2006 will be sufficient to fund our operations, working capital, debt repayment and capital expenditures requirements for the foreseeable future and provide funds for potential acquisition opportunities and share repurchases.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, supplier agreements and Credit Agreement as set forth in the table below:

Payments due by Period as of September 30, 2006
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$ 469	$ 469	$ —	$ —	$ —
Severance	74	74	—	—	—
Supplier agreements	3,416	3,416	—	—	—
Operating lease obligations	4,168	1,948	1,976	183	61
Revolving Credit obligations	30,750	—	—	30,750	—
Term Loan obligations	31,858	9,688	22,170	—	—
Total	$ 70,735	$ 15,595	$ 24,146	$30,933	$61

Not included in the table above is the issuance of the $72 million of Notes which occurred on October 12, 2006 The Notes are due on October 15, 2026 unless earlier redeemed or converted to common stock. See discussion of Subsequent Events earlier in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In October 2006, in conjunction with our issuance of the Notes the Company repaid approximately $31.9 million and $19.0 million due under its term loan and revolving credit obligations, respectively.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which was effective for LeCroy for reporting changes in accounting principles and for correction of errors beginning in fiscal year 2007. SFAS 154 requires a change in accounting principle to be applied retrospectively to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There has been no immediate effect on the Company’s financial statements from the adoption of SFAS 154 during the first quarter of fiscal 2007.

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is effective on the date of adoption of the law by the applicable EU-member country. It is expected that the law will be adopted by certain EU countries in calendar year 2006 and that the Company will be required to adopt the provisions of FSP-143-1 at that time. The adoption of FSP 143-1 is not expected to have a material impact on the Company’s results of operations or financial condition.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect that adoption of SFAS 155 will have on the Company's consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial statements.

Forward-Looking Information

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” ”expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our 2006 Annual Report on Form 10-K under the heading “Risks Related to Our Business,” as well as those risk factors a set forth in Part II, Item IA herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Among the more significant potential risks to us of the relative fluctuations in foreign currency exchange rates are the relationships among and between the U.S. dollar, Euro, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won and Singapore dollar.

We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than our functional currency or the functional currency of our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, as amended (“SFAS No. 133”).

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

The net losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were approximately ($7,000) and ($0.1) million for the three months ended September 30, 2006 and 2005, respectively. These amounts are included in Other expense, net in the Consolidated Statements of Operations and include gross foreign exchange contract gains of $58,000 and $48,000 for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and June 30, 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $15.3 million and $14.6 million, respectively.

We performed a sensitivity analysis for the first three months of fiscal 2007 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management’s opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position and cash flows.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents as well as our $100.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows for the three months ended September 30, 2006. Borrowings under the Term Loan and revolving line of credit have variable rates and the carrying amounts are considered by management to be a reasonable estimate of their fair value. See Note 13 – Long Term Debt and Capital Leases, for specifics related to our credit facility.

As required by the terms of the Credit Agreement (see Note 13 – Long Term Debt and Capital Leases), on January 27, 2005 we entered into a Master Agreement with Manufacturers & Traders Trust Co. (“M&T Bank”), the purpose of which is to protect against rising interest rates during the term of the Credit Agreement. Under the Credit Agreement we are obligated to enter into one or more interest rate swap agreements covering the interest payable with respect to at least 50% of the outstanding principal amount of the Term Loan for a period of at least three years. In connection with the Master Agreement (see Note 13 – Long Term Debt and Capital Leases), we entered into an interest rate swap transaction effective January 31, 2005 and continuing through January 31, 2008, corresponding with the repayment terms of the Term Loan. In accordance with the interest rate swap transaction, we pay interest quarterly on the notional amount at a fixed annualized rate of 3.87% to M&T Bank, and receive interest quarterly on the same notional amount at the three-month LIBOR rate in effect at the beginning of each quarterly reset period; except for the initial period, which covered the two months ending March 31, 2005, in which we received interest at a LIBOR rate of 2.64%. The initial notional amount was $25.0 million and resets quarterly to 50% of the outstanding principal balance with respect to the original amortization schedule as set forth in the Credit Agreement. The net interest income earned on the swap was approximately $0.1 million and $22,000 during the three months ended September 30, 2006 and 2005, respectively. The notional amount as of September 30, 2006 and June 30, 2006 was approximately $18.0 million and $19.1 million, respectively. The fair value of the interest rate swap as of September 30, 2006 was $0.3 million compared to $0.4 million at June 30, 2006 and approximates the amount that we would have received from M&T Bank if the Company had canceled the transaction at those dates. The fair value is recorded in Other non-current assets in the Consolidated Balance Sheet as of September 30, 2006 and the change in fair value of ($0.1) million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, is recognized in Interest expense and income, respectively, in the Consolidated Statement of Operations. This interest rate swap does not qualify for hedge accounting in accordance with SFAS No. 133.

On October 12, 2006, the Company completed the sale of $72.0 million of 4.00% convertible senior notes (the "Notes") due October 15, 2026 if not redeemed, repurchased or converted prior to such date. The Notes will pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of the Company's common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of LeCroy's common stock, at the Company's option.

In October 2006, in conjunction with our issuance of the Notes the Company repaid approximately $31.9 million due under its term loan. As a result of the repayment, the Company terminated its interest rate swap which was used to hedge the risk of changes in interest rates.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006

Catalyst outsources a portion of its research and development activities to a third party in a foreign jurisdiction; the failure of this third party to adequately protect Catalyst’s proprietary rights in the technologies developed for us by this third party or a change in the laws of its jurisdiction may result in the loss of those proprietary rights.

Catalyst currently outsources a portion of its research and development activities to a third party engineering firm located in the United Arab Emirates. Catalyst does not have any long-term contractual commitment from this engineering firm to continue to provide such services. The discontinuance of such services on short notice or any significant cost increases in the services they provide could harm our results of operations and slow our introduction of new products. In addition, the failure of this engineering firm to adequately protect Catalyst’s proprietary rights in the technologies developed by this firm, including the failure to comply with the intellectual property laws of the United Arab Emirates, may result in the loss of some or all of the proprietary rights in such technologies. In addition, any changes in the laws of the United Arab Emirates could also result in the loss of some or all of the proprietary rights in technologies developed in that country. It may also be more difficult to obtain a judgement enforcing our intellectual property rights in the United Arab Emirates than it may be in the United States.

Since Catalyst does not have audited historical financial statements prepared in accordance with U.S. GAAP, we may have to expend significant time and expense if it is determined that we need audited historical financial statements in order to obtain the effectiveness of the shelf registration statement.

Rule 3-05 under Regulation S-X requires that an acquiring company provide in its SEC filings audited historical financial statements for the acquired company if the acquisition is deemed to be significant under the tests set forth in Regulation S-X. The determination of significance must be made based on existing financial statements of the acquired company, prepared in accordance with U.S. GAAP. Since the existing Catalyst financial statements have not been prepared in accordance with U.S. GAAP, we currently cannot determine with certainty whether the Catalyst acquisition is a significant acquisition. We have retained an outside accounting firm to compile historical financial statements for Catalyst in accordance with U.S. GAAP for the period necessary in order to determine significance. If the acquisition is determined to be significant, it will be necessary to have the historical financial statements of Catalyst audited. Until those audited financial statements have been prepared and filed with the SEC, if required, we will not be able to have any registration statement declared effective by the SEC.

We have significantly increased our leverage as a result of the sale of the Notes.

In connection with the sale of the Notes, we have incurred new indebtedness of $72.0 million. The degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on the Notes;
•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;
•	make us more vulnerable to industry downturns and competitive pressures; and
•	limit our flexibility in planning for, or reacting to changes in, our business.

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to repay, repurchase or redeem the Notes.

At maturity, the entire outstanding principal amount of the Notes will become due and payable by us. Upon a designated event, as defined in the indenture, or on each of October 15, 2011, October 15, 2016 and October 15, 2021, the holders require the Company to repurchase all or a portion of the Notes at a repurchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of the repurchase of the Notes. We cannot assure the note holders that we will have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the Notes upon a designated event or that our then-existing debt agreements will permit us to repay the principal amount at maturity or repurchase notes.

Our failure to repay the Notes at maturity or to repurchase tendered notes upon a designated event or on each of October 15, 2011, October 15, 2016 and October 15, 2021, would constitute an event of default under the indenture that governs the Notes and may also constitute an event of default under any other indenture or other agreement governing then-existing indebtedness, which could prevent us from repurchasing the Notes. If a designated event occurred and accelerated our other indebtedness, we cannot assure you that we would have sufficient financial resources, or be able to arrange for additional financing, to repay the principal amount at maturity or pay the repurchase price for the Notes and amounts due under any other indebtedness. The change in control feature of the Notes could make it more difficult for a third party to acquire us, even if such an acquisition would be beneficial to the note holders and our stockholders. Our obligation to offer to repurchase the Notes upon a designated event would not necessarily afford protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including stockholders who had previously converted their Notes.

The conversion of the Notes into shares of our common stock, to the extent we choose not to deliver all cash for the conversion value in excess of the principal amount, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants due to this dilution or facilitate trading strategies involving the Notes and our common stock.

Anti-takeover provisions under our charter documents, stockholder rights plan, and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

Our certificate of incorporation, bylaws, and stockholder rights plan contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. Certain provisions of our certificate of incorporation and bylaws allow us to:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;
•	provide for a classified board of directors, with each director serving a staggered three-year term;
•	prohibit stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent; and
•	require advance written notice of stockholder proposals and director nominations

Under our stockholder rights plan, if a person or group acquires, in the future, 15% or more of our common stock or announces a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock, then holders of our common stock, other than the acquirors, are entitled to purchase our common stock at a 50% discount to the then-current share price.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and stockholder rights plan and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline. Any of these results could adversely affect the price of our common stock and, therefore, the price of our Notes. We may in the future issue shares of authorized preferred stock at any time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the first quarter of fiscal 2007. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2006 to July 31, 2006.	24,000	$13.56	24,000	1,833,717
August 1, 2006 to August 31, 2006	22,000	$13.01	22,000	1,811,717
September 1, 2006 to September 30, 2006.	─	─	─	1,811,717
Total	46,000	$13.30	46,000	1,811,717

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number	Description

2.1

Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.

2.2

Agreement and Plan of Merger dated as of September 29, 2006, among 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst Enterprises, Inc., a California corporation (“Catalyst”), and Nader Salehomoum, as Equityholder Representative filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

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

4.1

Warrant to purchase 28,571 shares of the Registrant’s Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.

4.2	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.3

Registration Rights Agreement dated October 12, 2006, between LeCroy Corporation and Cowan and Company, LLC, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.4

Indenture dated October 12, 2006, between LeCroy Corporation, as issuer, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

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

10.4	LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.5	LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.6	LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 18, 1998.

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

10.9	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 26, 2003.*

10.10	Form of Restricted Stock Purchase Agreement, filed as Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

10.11	LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on September 26, 2003.*

10.12	LeCroy Corporation’s 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.13	Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.14	Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15	Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.16	Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.17	Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.18	Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.19	Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.20	Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.21	Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

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

10.36	Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent.

10.37	Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	LeCROY CORPORATION

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

2.2

Agreement and Plan of Merger dated as of September 29, 2006, among 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst Enterprises, Inc., a California corporation (“Catalyst”), and Nader Salehomoum, as Equityholder Representative filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

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

4.1

Warrant to purchase 28,571 shares of the Registrant’s Common Stock, dated June 15, 2004, issued by the Registrant to Capital Ventures International, filed as Exhibit 10.52 to Form S-3 Registration Statement No. 333-1119730, incorporated herein by reference.

4.2	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.3

Registration Rights Agreement dated October 12, 2006, between LeCroy Corporation and Cowan and Company, LLC, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.4

Indenture dated October 12, 2006, between LeCroy Corporation, as issuer, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

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

10.4	LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.5	LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.6	LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 18, 1998.

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

10.9	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 26, 2003.*

10.10	Form of Restricted Stock Purchase Agreement, filed as Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

10.11	LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on September 26, 2003.*

10.12	LeCroy Corporation’s 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.13	Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.14	Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15	Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.16	Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.17	Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.18	Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.19	Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.20	Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.21	Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

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

10.36	Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent.

10.37	Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.