Form 10-Q
period 2006-12-31
LECROY CORP
filed 2007-02-08
CIK 943580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT February 1, 2007
Common stock, par value $.01 share	12,197,321

LeCROY CORPORATION
FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™ , CATC™ and Catalyst™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LeCROY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
In thousands, except par value and share data	December 31, 2006	June 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$14,354	$16,972
Accounts receivable, net of reserves of $546 and $458 at December 31, 2006 and June 30, 2006, respectively	28,297	28,867
Inventories, net	38,298	34,041
Other current assets	10,645	13,237
Total current assets	91,594	93,117

Property and equipment, net	21,711	20,359
Goodwill	105,926	78,473
Other non-current assets	14,987	10,025
Total Assets	$234,218	$201,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,211	$19,282
Accrued expenses and other current liabilities	14,952	13,408
Short-term bank debt	-	3,500
Current portion of long-term debt and capital leases	353	9,930
Total current liabilities	31,516	46,120

Long-term bank debt	10,000	24,700
Convertible notes	72,000	─
Note payable - related party	3,500	─
Deferred revenue and other non-current liabilities	1,401	1,451
Total liabilities	118,417	72,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of December 31, 2006 and June 30, 2006)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 13,210,441 and 12,883,664 shares issued as of December 31, 2006 and June 30, 2006, respectively)	132	129
Additional paid-in capital	118,124	114,447
Accumulated other comprehensive income	1,265	1,292
Retained earnings	8,646	15,693
Treasury stock, at cost (1,038,283 and 142,283 shares at December 31, 2006 and June 30, 2006, respectively)	(12,366)	(1,858)
Total stockholders’ equity	115,801	129,703
Total liabilities and stockholders’ equity	$234,218	$201,974

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
In thousands, except per share data	2006	2005	2006	2005

Revenues:
Test and measurement products	$36,258	$39,996	$71,556	$79,120
Service and other	1,858	2,026	3,601	3,960
Total revenues	38,116	42,022	75,157	83,080

Cost of revenues	18,294	16,434	33,117	32,499
Gross profit	19,822	25,588	42,040	50,581

Operating expenses:
Selling, general and administrative	14,681	13,594	27,527	26,837
Research and development	12,845	7,806	20,497	15,230
Total operating expenses	27,526	21,400	48,024	42,067

Operating (loss) income	(7,704)	4,188	(5,984)	8,514

Other (expense) income:
Interest expense, net	(1,160)	(600)	(1,952)	(1,184)
Loss on extinguishment of debt	(446)	-	(446)	-
Other, net	(100)	(82)	(97)	(207)
Other expense, net	(1,706)	(682)	(2,495)	(1,391)
(Loss) income before income taxes	(9,410)	3,506	(8,479)	7,123
(Benefit) provision for income taxes	(1,754)	1,329	(1,432)	2,713
Net (loss) income	$(7,656)	$2,177	$(7,047)	$4,410

Net (loss) income per common share :
Basic	$(0.67)	$0.18	$(0.59)	$0.36
Diluted	$(0.67)	$0.17	$(0.59)	$0.36

Weighted average number of common shares:
Basic	11,492	12,195	11,858	12,149
Diluted	11,492	12,467	11,858	12,402

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
In thousands	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,047)	$4,410
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of acquired in-process research and development	4,000	—
Depreciation and amortization	4,350	3,948
Share-based compensation	3,152	2,870
Amortization of deferred financing costs	241	204
Deferred income taxes	(430)	1,795
Write-off of term loan deferred financing costs	446	—
Loss on disposal of property and equipment, net	15	—
Recognition of deferred license revenue	—	(648)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in an acquisition:
Accounts receivable	1,520	(8)
Inventories	(531)	(2,141)
Other current and non-current assets	(291)	(107)
Accounts payable, accrued expenses and other liabilities	(3,959)	(1,528)
Net cash provided by operating activities	1,466	8,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,183)	(1,892)
Business acquisition costs, net of acquired cash	(31,215)	—
Net cash used in investing activities	(34,398)	(1,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(34,076)	(5,604)
Net borrowings under revolving credit line	6,500	—
Proceeds from issuance of convertible notes	72,000	—
Payment of deferred financing costs	(3,201)	—
Purchase of treasury shares	(10,508)	—
Repayment of borrowings on capitalized leases	(123)	(226)
Proceeds from employee stock purchase and option plans	78	1,182
Net cash provided by (used in) financing activities	30,670	(4,648)
Effect of exchange rate changes on cash and cash equivalents	(356)	13
Net (decrease) increase in cash and cash equivalents	(2,618)	2,268
Cash and cash equivalents at beginning of the period	16,972	13,866
Cash and cash equivalents at end of the period	$14,354	$16,134

Supplemental Cash Flow Disclosure Cash paid during the period for:
Interest	$966	$1,376
Income taxes	468	744
Non-cash investing and financing activities:
Issuance of note payable to related party for business acquisition	$3,500	—
Issuance of LeCroy stock options for business acquisition	450	—
Transaction costs for business acquisition, unpaid at December 31, 2006	337	—

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

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, net reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Operating income in the second quarter of fiscal 2007 also included a $4.0 million charge for the write-off of in-process research and development (“IPR&D”) related to the Catalyst Enterprises Inc., a California Corporation (“Catalyst”) acquisition (see Note 2 - Catalyst Acquisition). Other (expense) income in the second quarter of fiscal 2007 also included a Loss on extinguishment of debt of approximately $0.4 million for the write-off of unamortized deferred financing fees related to the term loan (See Note 14 - Long-term Debt and Capital Leases) that was fully repaid during the second quarter of fiscal 2007. Interim period operating results may not be indicative of the operating results for a full year.

The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on December 30, 2006, December 31, 2005 and July 1, 2006. For clarity of presentation, period-end references are stated as December 31 and June 30. Certain reclassifications were made to prior year Consolidated Financial Statements to conform to the fiscal 2007 presentation.

2. Catalyst Acquisition

On September 29, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst, and Nader Salehomoum, as Equityholder Representative, pursuant to which Sub merged with and into Catalyst (the “Merger”), with Catalyst continuing as the surviving corporation and as a 100% owned subsidiary of the Company. Catalyst is a manufacturer of data bus analysis and emulation tools for advanced serial data communications and strengthens the Company’s position in protocol solutions.

The Merger has been recorded under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”), “Business Combinations,” which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On October 2, 2006, the effective date of the Merger, each share of common stock of Catalyst issued and outstanding immediately prior to the Merger were converted to receive approximately $26.7 in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration was placed into escrow for the twelve-month period following the closing of the Merger to secure certain indemnification obligations under the terms of the Merger Agreement.

LeCroy paid cash of $31.2 million, including direct transaction costs of $2.2 million, net of cash acquired, using proceeds from the Revolver under the Credit Agreement (Note 14 - Long-term Debt and Capital Leases), issued a $3.5 million promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and assumed the fair value of certain vested Catalyst stock options totaling $0.5 million. Approximately $337,000 of transaction costs had not yet been paid as of December 31, 2006. The Merger consideration is summarized below (in thousands):

Cash for shares and certain vested options	$26,650
Cash paid in escrow	3,350
Note payable to former shareholder	3,500
Fair value of vested stock options assumed	450
Transaction costs	2,570

Total purchase price	$36,520

In connection with the Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 stock options assumed by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense in operations as earned by employees over their remaining requisite service periods. The fair value of assumed options was determined using the Black-Scholes option pricing model.

The Company may also be required to grant restricted stock to certain former Catalyst employees contingent on the continuation of employment and the percentage of the escrow paid to the former shareholders of Catalyst twelve months subsequent to the Merger. The maximum value of the restricted shares that may be granted is approximately $0.2 million.

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon certain assumptions made regarding fair values. The fair value of finished goods inventory is based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of work in process inventory is based on estimated selling prices less cost to complete, direct costs to sell and a reasonable profit margin on the cost to complete and selling effort. The fair value of the IPR&D, purchased technology, trade name, backlog and manufacturer’s representative relationships was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, backlog and manufacturer’s representative relationships related to this acquisition are being amortized over their estimated economic useful lives ranging from two to fifteen months. It was determined that the Catalyst trade name has an indefinite life and therefore, the Company will test the carrying value of $700,000 annually for impairment.

The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the Catalyst business, which includes their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. The purchase price allocation as of October 2, 2006 is summarized below (in thousands):

Cash	$ 1,017
Accounts receivable	738
Inventory	4,269
Other assets	206
In-process research and development	4,000
Purchased intangibles	2,220
Goodwill	27,453
Current liabilities assumed	(1,095)
Deferred tax liability	(2,288)
Total purchase price	$36,520

The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying values as of December 31, 2006 (in thousands):

	Weighted Average Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Purchased technology	0.9 years	$1,030	$206	$824
Purchased backlog	0.1 years	450	450	─
Purchased manufacturer’s representative relationships	0.0 years	40	40	─
Total amortizable intangibles purchased		$1,520	$696	$824

Amortization expense for intangible assets acquired in the Merger was approximately $0.7 million for the three and six months ended December 31, 2006 of which approximately $0.7 million was recorded in Cost of revenues and $40,000 was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations.

The amortization expense related to intangible assets acquired in the Merger for the remainder of fiscal 2007 and 2008 is expected to be approximately $0.4 million for each period.

The $4.0 million related to IPR&D was written off subsequent to the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This charge was included in Research and development expense in the Consolidated Statement of Operations in the second quarter of fiscal 2007.

The Consolidated Statements of Operations includes the results of operations of Catalyst since October 2, 2006.

3. Share-Based Compensation

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

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. During the second quarter of fiscal 2007, the Company made the election to use the alternative method, however, the alternative method does not have an impact on the Company’s results of operations or financial condition for the periods ended December 31, 2006 and 2005 due to the Company's net operating loss position.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended December 31, 2006 and 2005, including the assumed Catalyst options.

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Expected holding period (years)	3.5	3.6	5.0	5.0
Risk-free interest rate	4.58%-4.90%	4.58%-4.90%	4.23%	3.86% - 4.23%
Weighted average risk-free interest rate	4.63%	4.64%	4.23%	4.08%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	32.0%-52.9%	32.0%-54.2%	61.8%	61.8% - 64.9%
Weighted average expected volatility	37.8%	41.26%	61.8%	62.9%
Fair value of options granted	$5.56-$12.24	$5.56-$12.24	$8.43	$7.91 - $8.43
Weighted average fair value of options granted	$10.98	$11.41	$8.43	$8.25

The Company maintains stock incentive plans for selected employees. As of December 31, 2006, there were 4,886,277 shares of the Company’s common stock reserved for stock options, of which 2,157,233 were reserved for outstanding options. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. The vesting and exercise periods for each option is at the discretion of the Compensation Committee.

In connection with the Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 stock options assumed by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense in operations as earned by employees over their remaining requisite service periods.

Stock option transactions for the three and six months ended December 31, 2006 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value as of December 31, 2006
				($000)
Outstanding at June 30, 2006	2,230,848	$15.85

Granted	9,700	12.85
Exercised	(10,687)	5.55
Expired	(117,448)	21.87
Forfeited	(2,864)	15.73
Outstanding at September 30, 2006	2,109,549	15.55	4.80	$3,200
Granted	144,626	1.26
Exercised	(14,972)	2.63
Expired	(44,580)	16.36
Forfeited	(37,390)	15.20
Outstanding at December 31, 2006	2,157,233	14.67	4.86	$2,641

Vested and expected to vest at December 31, 2006	2,148,485	$14.67	4.82	$2,641
Exercisable at December 31, 2006..	1,801,416	$15.37	4.27	$1,558

The weighted-average grant-date fair value of the stock options granted during the three months ended December 31, 2006 and 2005 was $10.98 and $8.43 per option, respectively. The weighted-average grant-date fair value of the stock options granted during the six months ended December 31, 2006 and 2005 was $11.41 and $8.25 per option, respectively. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2006 was $0.1 million and $0.2 million, respectively, as compared to $0.2 million and $0.3 million for the three and six months ended December 31, 2005, respectively. The fair value of stock options vested during the three and six months ended December 31, 2006 was $0.7 million and $1.4 million, respectively, as compared to $0.7 million and $2.0 million for the three and six months ended December 31, 2005.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.45 - $11.98	580,469	$6.97	6.05	470,736	$8.20
$11.99 - $18.25	1,003,331	14.80	5.20	767,480	14.71
$18.26 - $23.64	511,122	21.41	3.25	500,889	21.42
$23.65 - $37.00	62,311	29.16	1.52	62,311	29.16
Total	2,157,233	14.67	4.86	1,801,416	15.37

Stock options and restricted stock awards available for grant under all plans were 1,116,165 and 1,667,986 at December 31, 2006 and June 30, 2006, respectively.

As of December 31, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.38 years.

Compensation expense for restricted stock (non-vested stock) is recognized ratably over the associated service period, giving effect to estimated forfeitures. The fair value of new grants is determined based on the closing price on the date of grant. During the six months ended December 31, 2006 and 2005 there were 287,464 shares and 66,000 shares, respectively, of non-vested stock granted. The shares granted in fiscal 2007, were issued under the 2003 Plan, of which 68,655 shares were immediately vested, 20,000 shares have 3-year ratable vesting, 178,809 shares have 4-year ratable vesting and 20,000 fully vest after 5 years.

The following table summarizes transactions related to non-vested stock for the three and six months ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2006	528,075	$17.33

Granted	189,464	12.87
Vested	(57,680)	12.87
Forfeited	(2,484)	13.05
Non-vested stock at September 30, 2006	657,375	16.55
Granted	98,000	12.78
Vested	(46,667)	15.62
Forfeited	(24,392)	14.24
Non-vested stock at December 31, 2006	684,316	16.07

As of December 31, 2006, there was approximately $7.2 million of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.60 years.

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period which is six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The fair value of the ‘put’ and ‘call’ features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate for periods within the contractual life of the share is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the fair value is re-calculated as of the end of the period and compared to the estimate. The lower amount is then equity classified and any over accrual reversed. As of December 31, 2006 and June 30, 2006, there was $73,411 and $42,000, respectively, of liability classified share-based compensation expense included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three months ended December 31, 2006 and 2005 is $1.4 million and $1.5 million, respectively, and $3.2 million and $2.9 million for the six months ended December 31, 2006 and 2005, respectively.

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

Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), upon shipment, provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. In limited circumstances where VSOE does not exist for software maintenance support, the Company recognizes revenue and accrues costs, if applicable, under the appropriate provisions of SOP 97-2 determined by the facts and circumstances of each transaction. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

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

Beginning in fiscal 2001 with the adoption of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue was being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized license fee revenue of zero and $0.3 million for the three months ended December 31, 2006 and 2005, respectively, and zero and $0.6 million for the six months ended December 31, 2006 and 2005, respectively. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of March 31, 2006, there was no remaining deferred license fee balance from the adoption of SAB 101.

5. Restructuring

In the second quarter of fiscal 2007, as a result of a change in our organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to June 30, 2006. As of December 31, 2006, approximately $0.2 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the third quarter of fiscal 2007.

In the fourth quarter of fiscal 2006, the Company realigned some of its business processes and, as a result, incurred severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of December 31, 2006 all $0.4 million of severance has been paid which includes approximately $0.2 million in the first six months of fiscal 2007.

6. Derivatives

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company's current foreign exchange forward contracts and past interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other, net in the Consolidated Statements of Operations.

The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

Interest Rate Swap

As required by the terms of the Credit Agreement (See Note 14 - Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into an interest rate swap pursuant to a Master Agreement with Manufacturers & Traders Trust Co. (“M&T Bank”), the purpose of which was to protect against rising interest rates during the term of the Credit Agreement.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 14 - Long-term Debt and Capital Leases), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was approximately $0.3 million and net interest expense of ($8,000) was recognized during the three months ended December 31, 2006 and 2005, respectively, and net interest income of $0.3 million and net interest expense of ($14,000) was recognized for the six months ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has the following derivative instruments:

Forward foreign exchange contracts

The Company and its subsidiaries enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the subsidiaries' functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently in the Consolidated Statement of Operations.

The net (losses) gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately ($0.1) million and ($0.2) million for the three and six months ended December 31, 2006, respectively, as compared to net losses of ($82,000) and ($0.2) million for the three and six months ended December 31, 2005. These amounts are included in Other, net in the Consolidated Statement of Operations. At December 31, 2006 and June 30, 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $14.1 million and $14.6 million, respectively.

7. Comprehensive (Loss) Income

The following table presents the components of comprehensive (loss) income (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Net (loss) income	($7,656)	$2,177	($7,047)	$4,410
Foreign currency translation (loss) gain	201	(60)	(27)	(160)
Comprehensive (loss) income	($7,455)	$2,117	($7,074)	$4,250

8. Accounts Receivable, net

The Company has an agreement with one of its customers, who is also a vendor, which provides the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At December 31, 2006 and June 30, 2006, the Company netted approximately $0.1 million and $25,000, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets related to this agreement.

9. Inventories, net

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	December 31, 2006	June 30, 2006

Raw materials	$8,480	$7,726
Work in process	6,779	6,933
Finished goods	23,039	19,382
	$38,298	$34,041

The value of demonstration units included in finished goods was $13.2 million and $10.9 million at December 31, 2006 and June 30, 2006, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

10. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31, 2006	June 30, 2006

Deferred tax assets, net	$4,900	$8,200
Prepaid other taxes	310	762
Other receivables	660	488
Deferred financing costs on convertible notes	540	─
Value-added tax receivable	1,415	433
Other	2,820	3,354
	$10,645	$13,237

11. Goodwill and Other Non-current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	December 31, 2006	June 30, 2006

Goodwill	$105,926	$78,473

Intangibles, net	$4,432	$4,022
Deferred tax assets, net	6,946	3,964
Deferred financing costs on convertible notes	2,303	─
Other non-current assets	1,306	2,039
	$14,987	$10,025

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2006 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first six months of fiscal 2007.

The increase in Goodwill is attributable to the Catalyst acquisition (See Note 2 - Catalyst Acquisition).

Purchased intangibles acquired in the Catalyst acquisition totaled $2.2 million of which $1.5 million related to amortizable intangible assets with finite lives and $0.7 million related to the Catalyst trade name, which is included in Intangibles, net. It was determined that the Catalyst tradename has an indefinite life and therefore, the Company will test the trademark annually for impairment.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	December 31, 2006	June 30, 2006

Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,545	$7,025
Patents and other intangible assets	5.9 years	1,593	1,593
Accumulated amortization		(6,406)	(4,596)
Net carrying amount		$3,732	$4,022

Amortization expense for intangible assets, all with finite lives, was $1.2 million and $1.8 million for the three and six months ended December 31, 2006, respectively, as compared to $0.7 million and $1.5 million for the three and six months ended December 31, 2005, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis will approximate $1.2 million for the remainder of fiscal 2007 and $1.4 million, $0.5 million, $0.1 million and $0.5 million for fiscal 2008, 2009, 2010 and 2011 and beyond, respectively.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2006	June 30, 2006

Compensation and benefits	$6,309	$5,450
Income taxes	2,305	2,718
Warranty	1,107	1,005
Deferred revenue, current portion	782	1,144
Accrued interest on convertible notes	600	─
Retained liabilities from discontinued operations	160	160
Other current liabilities	3,689	2,931
	$14,952	$13,408

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

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the three and six months ended December 31, 2006 and 2005 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Balance at beginning of period	$986	$962	$1,005	$971
Accruals for warranties entered into during the period	165	141	307	301
Warranty liability assumed in the Merger	150	-	150	-
Warranty costs incurred during the period	(194)	(171)	(355)	(340)
Balance at end of period	$1,107	$932	$1,107	$932

During fiscal 2006, management determined that certain amounts previously reported as warranty costs were services expense that had been misclassified. This caused an overstatement of the related warranty accruals in the table above. The warranty accrual and cost activity for the December 31, 2005 period presented above has been revised to properly reflect only warranty expense. These revisions had no impact on the Company’s beginning or ending warranty liability balance, financial position or Cost of revenue for any of the periods presented.

In connection with an agreement to license the Company’s MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of December 31, 2006, there have been no claims under such indemnification provisions.

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

14. Long-term Debt and Capital Leases

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of the Company’s existing and future secured indebtedness; (ii) equal in right of payment with all of our existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of our existing and future subordinated indebtedness, except that the Notes rank equally with the $3.5 million note issued in connection with the Catalyst acquisition, which is subordinated to the Company’s credit facility. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the

Notes (equal to an initial conversion price of approximately $14.55 per share), on or after September 15, 2026, subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder.

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

The Company received net proceeds from the sale of the Notes of approximately $69.0 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under its credit facility, repurchase 850,000 shares of Company common stock at a cost of approximately $9.9 million and repay approximately $20.8 million of debt under its revolving credit facility that was drawn down to fund the acquisition of Catalyst.

The Company incurred approximately $3.0 million of transaction fees in connection with issuing the Notes, which have been deferred and are being amortized over the term of the Note using the effective interest method. The term of the Notes for amortization purposes is considered to be five years in accordance with SAB Topic 3-C, “Redeemable Preferred Stock,” as that is the first period in which the convertible feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. At December 31, 2006, of the total $2.8 million unamortized fees related to the Notes, $0.5 million was included in Other current assets, and $2.3 million was included in Other non-current assets on the Consolidated Balance Sheet.

On October 29, 2004, LeCroy entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and JP Morgan Chase Bank, N.A., successor to The Bank of New York, as administrative agent for such lenders (the “Credit Agreement”), which replaced LeCroy’s prior $25.0 million revolving credit facility with JP Morgan Chase Bank, N.A., successor to The Bank of New York. The terms of the Credit Agreement provided LeCroy with a $50.0 million term loan (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolver”), which includes a $1.0 million swingline loan subfacility and a $1.0 million letter of credit subfacility.

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

On September 26, 2006, the Company amended the Credit Agreement (“Amendment No. 3”), in order to permit the Catalyst acquisition and merger and the transactions contemplated thereby. On September 28, 2006, the Company amended the Credit Agreement (“Amendment No. 4”), in order to permit the issuance of the Notes and to require the prepayment of the Term Loan from the proceeds thereof, and to permit certain acquisitions, as defined therein.

On December 29, 2006 the Company amended the Credit Agreement (“Amendment No. 5”), in order to amend certain covenants following the Catalyst acquisition and the issuance of the Notes.

The performance by LeCroy of its obligations under the Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of December 31, 2006, in conjunction with the issuance of the Notes, the Company has repaid the entire balance of the Term Loan. As of December 31, 2006, the Company has borrowed $10.0 million against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

Borrowings under the Credit Agreement bear interest at variable rates equal to, at the Company’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company’s leverage ratio, as defined in the Credit Agreement, or (2) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin of between 1.25% and 2.75% based on the Company’s leverage ratio. In addition, the Company must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio. As of June 30, 2006 the interest rate on the Term Loan was 6.75% and as of June 30, 2006 and December 31, 2006 the interest rate on the Revolver was 8.25% and 8.75%, respectively.

Under the Credit Agreement, as amended, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2006, the Company was in compliance with its financial covenants under the Credit Agreement.

The Company incurred approximately $1.4 million of deferred financing costs in connection with entering into the Credit Agreement, which were deferred and were being amortized over the term of the Credit Agreement using the effective interest method for the amount allocated to the Term Loan and the straight-line method for amount allocated to the Revolver. During fiscal 2006, the Company incurred additional deferred financing costs of approximately $0.2 million in connection with Amendment No. 2 which are being deferred and amortized on a straight line basis over the remaining term of the amended Credit Agreement. In fiscal 2007, the Company incurred additional deferred financing costs of approximately $0.3 million in connection with Amendments No. 3, No. 4 and No. 5 which were being deferred and amortized, on a straight line basis or effective interest method, over the remaining term of the Credit Agreement. During the second quarter of fiscal 2007, in conjunction with the repayment of the Term Loan, the Company wrote off approximately $0.4 million of unamortized deferred financing costs related to the Term Loan. This was included as part of Other (expense) income as a Loss on extinguishment of debt in the Consolidated Statement of Operations for the three and six months ended December 31, 2006. Deferred financing costs related to the Revolver continue to be amortized on a straight line basis over the remaining term of the Credit Agreement. At December 31, 2006, of the $0.6 million of remaining unamortized deferred financing costs under the Credit Agreement, as amended, $0.2 million were included in Other current assets, and $0.4 million were included in Other non-current assets on the Consolidated Balance Sheets.

In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of December 31, 2006). No amounts were outstanding under these facilities as of December 31, 2006 and June 30, 2006. The Company's Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of December 31, 2006). As of December 31, 2006 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that the Company is unable to meet its financial obligations to those suppliers.

The Company had a five year $2.0 million capital lease line of credit to fund certain capital expenditures that bore interest at an annual rate of 12.2% on outstanding borrowings. The capital lease line of credit was terminated in the second quarter of fiscal 2007. As of December 31, 2006 and June 30, 2006, the Company had zero and $0.1 million, respectively, outstanding under this line of credit.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At December 31, 2006, the Company’s outstanding balance under these agreements was $0.3 million all of which was included within Current portion of long-term debt and capital leases in the Consolidated Balance Sheet. Under these capital lease obligations, payments, including interest, are $0.2 million for the remainder of fiscal 2007 and $0.1 million for fiscal year 2008.

15. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

16. Earnings per Common Share

The following is a presentation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations for the three and six months ended December 31, 2006 and 2005:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(7,656)	$ 2,177	$(7,047)	$ 4,410

Denominator:
Weighted average shares outstanding:
Basic	11,492	12,195	11,858	12,149
Employee stock options and other	-	272	-	253
Diluted	11,492	12,467	11,858	12,402

 The computations of diluted net (loss) income per common share for the three and six months ended December 31, 2006 do not include approximately 1.9 million and 1.8 million, respectively, of shares related to stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share. The computation of diluted net (loss) income per common share for the three and six months ended December 31, 2005 does not include approximately 2.0 million of stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share. For the three and six months ended December 31, 2006, the Notes had no impact on diluted EPS because the average share price during the three months ended December 31, 2006 was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income tax benefit rate for the three and six months ended December 31, 2006 was 18.6% and 16.9% respectively, compared to an effective income tax provision rate of 37.9% and 38.1% for the three and six months ended December 31, 2005, respectively. The effective income tax benefit rate for the three and six months ended December 31, 2006 includes the effects of the IPR&D charge of $4.0 million related to the Catalyst acquisition, a discrete item, which is not deductible for tax purposes. .

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items. The tax impact of the nondeductible IPR&D charge associated with the Catalyst acquisition has been recognized in the three months ended December 31, 2006 , as this is a discrete item for the quarter.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

North America	$13,003	$14,066	$23,950	$28,392
Europe/Middle East	14,607	14,558	26,883	24,994
Japan	3,452	5,022	8,049	10,588
Asia/Pacific	7,054	8,376	16,275	19,106
Total Revenues	$38,116	$42,022	$75,157	$83,080

Total assets by geographic area are as follows (in thousands):

	December 31, 2006	June 30, 2006

North America	$212,760	$180,070
Europe/Middle East	13,821	12,053
Japan	3,799	5,360
Asia/Pacific	4,192	4,491
Total assets	$234,572	$201,974

Total long-lived assets (1) by geographic area are as follows (in thousands):

	December 31, 2006	June 30, 2006
North America	$134,840	$103,473
Europe/Middle East	532	581
Japan	272	400
Asia/Pacific	388	439
Total long-lived assets	$136,032	$104,893

(1) Long-lived assets presented in the table above exclude non-current net deferred tax assets.

19. New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which was effective for LeCroy for reporting changes in accounting principles and for correction of errors beginning in fiscal year 2007. SFAS 154 requires a change in accounting principle to be applied retrospectively to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There has been no impact on the Company’s financial statements from the adoption of SFAS 154 in fiscal 2007.

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is effective on the date of adoption of the law by the applicable EU-member country. The law was adopted by certain EU countries in calendar year 2006 and is still under review in several other countries. The Company is exempt from this Directive, as a result, FSP 143-1 will not have an impact on the Company’s results of operations or financial condition.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect that adoption of SFAS 155 will have on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

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

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force, particularly in Europe, with a combination of manufacturers’ representatives and distributors in areas where demand levels do not justify direct distribution. We divide the world into four areas - North America, Europe/Middle East, Japan and Asia/Pacific. In North America we sell our products directly in the United States and we have recently engaged in manufacturers’ representative relationships to provide greater market penetration in the low-end product markets. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

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

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, and reducing operating expenses from time to time. As an example, in fiscal 2007 and 2006 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2007 and 2006 see the section entitled “Restructuring” below.

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

In furtherance of our drive to meet our customers' changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, in March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that included the rights to a new low-end product line, ‘ViewGo,’ re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement. In October 2006, the Company acquired Catalyst Enterprises, Inc. (“Catalyst”), a manufacturer of data bus analysis and emulation tools for advanced serial data communications. This strengthens the Company’s position in protocol solutions.

Also during fiscal 2006, we transformed our entire low and mid-range product lines by introducing a new line of WaveRunners and WaveSurfers and adding the new WaveJet product line noted above. Additionally, we expanded our high-end product line by introducing the SDA 18000. We believe that our diversified product mix strategically positions us to expand our presence in the Test and Measurement market.

Restructuring

In the second quarter of fiscal 2007, as a result of a change in our organization stemming from the Catalyst acquisition the Company recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to June 30, 2006. As of December 31, 2006, approximately $0.2 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will be paid by the end of the third quarter of fiscal 2007.

In the fourth quarter of fiscal 2006, we realigned certain of our business processes and as a result, incurred expenses of approximately $0.4 million of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of December 31, 2006 all $0.4 million of severance has been paid which includes approximately $0.2 million in the first half of fiscal 2007.

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

These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which include a description of our accounting policies. Our critical accounting policies which involve significant judgment by LeCroy’s management, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and include revenue recognition, net reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation.

There have been no changes to our critical accounting policies since June 30, 2006.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005.

	Three months ended December 31,		Six months ended December 31,
(Unaudited)	2006	2005	2006	2005
Revenues:
Test and measurement products	95.1%	95.2%	95.2%	95.2%
Service and other	4.9	4.8	4.8	4.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	48.0	39.1	44.1	39.1

Gross profit	52.0	60.9	55.9	60.9

Operating expenses:
Selling, general and administrative	38.5	32.3	36.6	32.3
Research and development	33.7	18.6	27.3	18.3
Total operating expenses	72.2	50.9	63.9	50.6

Operating (loss) income	(20.2)	10.0	(8.0)	10.3

Interest expense, net	(3.2)	(1.4)	(2.6)	(1.5)
Loss on extinguishment of debt	(1.1)	0.0	(0.6)	0.0
Other, net	(0.3)	(0.2)	(0.1)	(0.2)
Other (expense), net	(4.6)	(1.6)	(3.3)	(1.7)

(Loss) income before income taxes	(24.8)	8.4	(11.3)	8.6
(Benefit) provision for income taxes	(4.6)	3.2	(1.9)	3.3
Net (loss) income	(20.2)%	5.2%	(9.4)%	5.3%

Comparison of the Three-Month Periods Ended December 31, 2006 and 2005

Total revenues were $38.1 million for the quarter ended December 31, 2006, compared to $42.0 million for the comparable prior year period, representing a decrease of 9.3%, or approximately $3.9 million, primarily as a result of decreased sales of Test and measurement products. The decrease in Test and measurement products was mainly due to a significant reduction in shipments to our disk drive customers as a result of decreased demand and the average selling prices in our high end products being impacted by competitive pressure in the marketplace. Additionally, the new mid- to low-end oscilloscope products have not produced the results we were anticipating in the U.S. and Asia-Pacific regions and the industry’s adoption of the next generation serial data standards is taking longer than we expected. However, Catalyst contributed approximately 9.0% to revenues for the quarter ended December 31, 2006. Foreign currency fluctuations increased total revenues by $1.2 million in the second quarter of fiscal 2007 as compared to the same period last year.

Service and other revenues primarily consist of service revenues and license and maintenance fees. Service and other revenues were $1.9 million for the quarter ended December 31, 2006, representing a decrease of 8.3% or approximately $0.2 million, compared to $2.0 million for the comparable prior year period. This decrease was primarily the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001. The three months ended December 31, 2006 included no revenue from previously deferred revenue compared to $0.3 million in the comparable prior year period, since it was fully amortized as of March 31, 2006.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Three months ended December 31, (unaudited)
	2006	2005
	(In thousands)
North America	$13,003	$14,066
Europe/Middle East	14,607	14,558
Japan	3,452	5,022
Asia/Pacific	7,054	8,376
Total revenues	$38,116	$42,022

	Three months ended December 31, (unaudited)
	2006	2005
North America	34.1%	33.5%
Europe/Middle East	38.3	34.6
Japan	9.0	12.0
Asia/Pacific	18.6	19.9
Total revenues	100.0%	100.0%

For the three months ended December 31, 2006 geographic revenues were lower mainly in Japan and the Asia/Pacific markets. This decrease was primarily due to reduced average selling prices of our high end products. Additionally, revenues in North America were impacted by our slower than anticipated establishment of new indirect sales channels set up to enhance sales of our newer low end products. Europe/Middle East was the exception where our operations have incorporated our diverse product lines through indirect and direct channels more effectively.

Gross profit for the quarter ended December 31, 2006 was $19.8 million, or 52.0% gross margin, compared to $25.6 million, or 60.9% gross margin, for the comparable prior year period. The lower gross margin in the second quarter of fiscal 2007 was primarily attributable to $1.5 million of higher costs associated with the sell through of inventory acquired in the Catalyst acquisition than is expected from the cost to manufacture the products post - acquisition and the impact of lower average selling prices on our high end products.

Selling, general and administrative (“SG&A”) expense was $14.7 million for the quarter ended December 31, 2006 compared to $13.6 million for the quarter ended December 31, 2005, representing an increase of 8.0% or $1.1 million. As a percentage of total revenues, SG&A expense increased from 32.3% in the second quarter of fiscal 2006 to 38.5% in the second quarter of fiscal 2007, as a result of decreased revenue and incremental charges as a result of the Catalyst acquisition.

Research and development (“R&D”) expense was $12.8 million for the quarter ended December 31, 2006, compared to $7.8 million for the comparable prior year period, an increase of 64.6% or $5.0 million, mainly due to a $4.0 million charge for acquired in-process research and development (“IPR&D”) related to the Catalyst acquisition and $0.3 million of restructuring charges. As a percentage of total revenues, R&D expense increased from 18.6% in the second quarter of fiscal 2006 to 33.7% in the second quarter of fiscal 2007.

Other (expense), net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($1.7) million in the second quarter of fiscal 2007 compared to ($0.7) million for the second quarter of fiscal 2006. Net interest expense was approximately ($1.2) million for the quarter ended December 31, 2006 as compared to ($0.6) million for the comparable prior year period. In addition, there were foreign exchange losses of ($0.1) million in the second quarter of both fiscal 2007 and 2006. The increase in net interest expense is primarily due to the higher average debt balance outstanding as a result of the $72.0 million convertible note issued during the quarter ended December 31, 2006 offset in part by a lower interest rate on the Notes than on borrowings under the Credit Agreement and by $0.3 million in interest income related to the termination of the interest rate swap. Additionally, ($0.4) million was recorded as Loss on extinguishment of debt related to the write-off of deferred finance charges associated with the term loan that was fully repaid during the quarter.

The effective income tax benefit rate for the three months ended December 31, 2006 was 18.6%, compared to an effective income tax provision rate of 37.9% for the three months ended December 31, 2005. The effective income tax benefit rate for the three months ended December 31, 2006 includes the effects of the IPR&D charge of $4.0 million related to the Catalyst acquisition, a discrete item, which is not deductible for tax purposes.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items. The tax impact of the nondeductible IPR&D charge associated with the Catalyst acquisition has been recognized in the three months ended December 31, 2006 , as this is a discrete item for the quarter.

Comparison of the Six-Month Periods Ended December 31, 2006 and 2005

Total revenues were $75.2 million for the six months ended December 31, 2006, compared to $83.1 million for the comparable prior year period, representing a decrease of 9.5%, or approximately $7.9 million, primarily as a result of decreased sales of Test and measurement products. This decrease was partially offset by revenue derived from the Catalyst acquisition which mitigated the impact by 4.2%. Foreign currency fluctuations increased total revenues by $1.5 million in the first six months of fiscal 2007 as compared to the same period last year. The decrease in Test and measurement products was mainly due to a significant reduction in shipments to our disk drive customers as a result of decreased demand and the average selling prices in our high-end products which have been impacted by competitive pressure in the marketplace. Additionally, mid- and low-end products have not penetrated the market fully, and there has been lower than expected demand from our next generation products and serial data protocol solutions.

Service and other revenues primarily consist of service revenues and license and maintenance fees. Service and other revenues were $3.6 million for the six months ended December 31, 2006, representing a decrease of 9.1% or approximately $0.4 million, compared to $4.0 million for the comparable prior year period. The decrease was primarily the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001. The six months ended December 31, 2006 included no revenue from previously deferred revenue compared to $0.6 million in the comparable prior year period, since it was fully amortized as of March 31, 2006.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Six months ended December 31, (unaudited)
	2006	2005
	(In thousands)
North America	$23,950	$28,392
Europe/Middle East	26,883	24,994
Japan	8,049	10,588
Asia/Pacific	16,275	19,106
Total revenues	$75,157	$83,080

	Six months ended December 31, (unaudited)
	2006	2005
North America	31.8%	34.2%
Europe/Middle East	35.8	30.1
Japan	10.7	12.7
Asia/Pacific	21.7	23.0
Total revenues	100.0%	100.0%

For the six months ended December 31, 2006 our geographic revenues were lower mainly in North America, Japan and Asia/Pacific. This decrease was mainly attributable to a slower than anticipated market penetration of our mid- to low-end product line, as well as a decrease in the average selling prices in the high end product line. Additionally, revenues were impacted by our slower than anticipated establishment of new indirect sales channels set up to enhance sales of our newer low end products. Europe/Middle East was the exception where our operations have incorporated our diverse product lines through indirect and direct channels more effectively.

Gross profit for the six months ended December 31, 2006 was $42.0 million, or 55.9% gross margin, compared to $50.6 million, or 60.9% gross margin, for the comparable prior year period. The lower gross margin was primarily attributable to $1.5 million of higher costs associated with the sell through of inventory acquired in the Catalyst acquisition than is expected from the cost to manufacture the products post - acquisition and the impact of lower average selling prices on our high end products.

Selling, general and administrative (“SG&A”) expense was $27.5 million for the six months ended December 31, 2006 compared to $26.8 million for the six months ended December 31, 2005, representing an increase of 2.6% or $0.7 million. As a percentage of total revenues, SG&A expense increased from 32.3% in the six months ended December 31, 2005 to 36.6% in the six months ended December 31, 2006, as a result of decreased revenue and incremental charges as a result of the Catalyst acquisition.

Research and development (“R&D”) expense was $20.5 million for the six months ended December 31, 2006, compared to $15.2 million for the comparable prior year period, an increase of 34.6% or $5.3 million. The increase was mainly due to a $4.0 million charge for acquired in-process research and development related to the Catalyst acquisition, recorded in the second quarter of fiscal 2007, along with $0.3 million of restructuring charges also recorded in the second quarter. Additionally, expenses incurred for prototype materials and supplies used for several product launches in the beginning of the year contributed to the overall increase. As a percentage of total revenues, R&D expense increased from 18.3% in the six months ended December 31, 2005 to 27.3% in the six months ended December 31, 2006, primarily attributable to the decreased revenue in fiscal 2007.

Other (expense), net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($2.5) million in the six months ended December 31, 2006 compared to ($1.4) million for the six months ended December 31, 2005. Net interest expense was approximately ($2.0) million for the six months ended December 31, 2006 as compared to ($1.2) million for the comparable prior year period. In addition, there was a foreign exchange loss of ($0.2) million in the six months ended December 31, 2006 compared to a foreign exchange loss of ($0.2) million in the comparable prior year period. The change in net interest expense is primarily due to the higher average debt balance outstanding as a result of the issuance of $72.0 million in convertible notes during the second quarter offset in part by a lower interest rate on the Notes than on borrowings under the Credit Agreement and by $0.3 million related to the termination of the interest rate swap associated with the term loan. The Loss on extinguishment of debt of $0.4 million relates to the write-off of deferred financing costs associated with the repayment of the term loan.

The effective income tax benefit rate for the six months ended December 31, 2006 was 16.9%, compared to an effective income tax provision rate of 38.1% for the six months ended December 31, 2005. The effective income tax benefit rate for the six months ended December 31, 2006 of 16.9%, differs from our projected normalized current year 32.0% annual effective tax rate, principally due to purchased IPR&D charges associated with the Catalyst acquisition, which are nondeductible for tax purposes. The normalized current year annual effective tax rate of 32.0% differs from the first quarter rate of 34.6% principally due to changes to projections of the Company’s pre-tax income for the year.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items. The tax impact of the nondeductible IPR&D charge associated with the Catalyst acquisition has been recorded for the six months ended December 31, 2006, as this is a discrete item for the period.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2006 were $14.4 million compared to $17.0 million at June 30, 2006.

The Company provided $1.5 million of net cash from operating activities in the six months ended December 31, 2006 compared to $8.8 million in the same period last year. The $7.3 million decrease from prior period represents primarily the decrease in net income, including the effects of certain non-cash items.

Net cash used in investing activities was ($34.4) million in the six months ended December 31, 2006 compared to ($1.9) million in the same period in fiscal 2006. The $32.5 million increase was primarily due to the $31.2 million net cash paid in connection with the Catalyst acquisition.

Net cash provided by financing activities was $30.7 million in the six months ended December 31, 2006 compared to net cash used of ($4.6) million in the same period in fiscal 2006. The $35.3 million increase was mainly due to the issuance of the convertible notes of $72.0 million, net of $3.0 million in related issuance costs (see below for more information on the convertible notes), and net borrowings under the revolving credit line of $6.5 million partially offset by net repayments of the term loan of $34.1 million, and an additional $10.5 million of cash to repurchase common stock in conjunction with the Company’s treasury stock buy back program.

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of the Company’s existing and future secured indebtedness; (ii) equal in right of payment with all of our existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of our existing and future subordinated indebtedness, except that the Notes rank equally with the $3.5 million note issued in connection with the Catalyst acquisition, which is subordinated to the Company’s credit facility. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), on or after September 15, 2026 subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder.

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

On October 29, 2004, we entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and JP Morgan Chase Bank, N.A., successor to The Bank of New York, as administrative agent for such lenders (the “Credit Agreement”). The terms of the Credit Agreement provided us with a $50.0 million term loan (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolver”), which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility.

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

On September 26, 2006, the Company amended the Credit Agreement (“Amendment No. 3”) to amend the Credit Agreement, in certain respects, in order to permit the Catalyst Enterprise, Inc. acquisition and merger and the transactions contemplated thereby. On September 28, 2006, the Company amended the Credit Agreement (“Amendment No. 4”) to amend the Credit Agreement, in certain respects, in order to permit the issuance of the convertible note offering and to require the prepayment of the Term Loan from the proceeds thereof, and to permit certain acquisitions, as defined therein.

On December 29, 2006 the Company amended the Credit Agreement (“Amendment No. 5”), in certain respects to amend certain covenants following the Catalyst acquisition and the issuance of the Notes.

The borrowings by us under the Credit Agreement are secured by all of our assets and the assets of our domestic subsidiaries, and our performance thereunder is guaranteed by our domestic subsidiaries. Proceeds from the Revolver may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and acquisitions. As of December 31, 2006, the Company has borrowed $10.0 million against the Revolver and has not borrowed against the letter of credit subfacility or the swingline loan subfacility. There is $40.0 million still available to the Company under the Revolver.

In October 2006, in conjunction with our issuance of the Notes the Company repaid approximately $31.9 million and $20.8 million due under the Term Loan and Revolver, respectively.

Borrowings under the Credit Agreement bear interest at variable rates equal to, at our election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on our leverage ratio, as defined in the Credit Agreement, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on our leverage ratio. In addition, we must pay commitment fees on unused Revolver borrowings during the term of the Credit Agreement at rates between 0.375% and 0.5% dependent upon our leverage ratio. As of June 30, 2006, the interest rate on the Term Loan was 6.75% and as of June 30, 2006 and December 31, 2006 the interest rate on the Revolver was 8.25% and 8.75%, respectively.

Under the Credit Agreement, as amended, we are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2006, we were in compliance with our financial covenants under the Credit Agreement.

The Term Loan was fully repaid during the second fiscal quarter of 2007.

In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of December 31, 2006). No amounts were outstanding under these facilities as of December 31, 2006. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of December 31, 2006). As of December 31, 2006 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that we are unable to meet our financial obligations to those suppliers.

On May 25, 2006, the Board of Directors approved the adoption of a share purchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25.0 million, of its common stock for the treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at our discretion. As of December 31, 2006, we have spent $12.4 million to purchase 1,038,283 shares under this buyback program.

We believe that our cash on hand, cash flow generated by our continuing operations, and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt service and capital expenditures requirements for the foreseeable future and provide funds for potential acquisition opportunities and share repurchases.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, supplier agreements, note payable, Revolver and convertible note obligations as set forth in the table below:

	Payments due by Period as of December 31, 2006
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In thousands)
Capital lease obligations	$353	$353	$—	$—	$—
Severance	232	232	—	—	—
Supplier agreements	2,987	2,987	—	—	—
Operating lease obligations	4,143	2,123	1,831	136	53
Note payable	3,500	—	3,500	—	—
Revolving credit obligations	10,000	—	—	10,000	—
Convertible notes	72,000	—	—	72,000	—
Total	$93,215	$5,695	$5,331	$82,136	$53

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which was effective for LeCroy for reporting changes in accounting principles and for correction of errors beginning in fiscal year 2007. SFAS 154 requires a change in accounting principle to be applied retrospectively to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There has been no impact on the Company’s financial statements from the adoption of SFAS 154 in fiscal 2007.

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is effective on the date of adoption of the law by the applicable EU-member country. The law was adopted by certain EU countries in calendar year 2006 and is still under review in several other countries. The Company is exempt from this Directive, and as a result, FSP 143-1 will not have an impact on the Company’s results of operations or financial condition.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect that adoption of SFAS 155 will have on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

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

The net losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2006, respectively. For the three and six months ended December 31, 2005, there were net losses of $82,000 and $0.2 million, respectively. At December 31, 2006 and June 30, 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $14.1 million and $14.6 million, respectively.

We performed a sensitivity analysis for the first six months of fiscal 2007 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management’s opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position and cash flows.

On October 15, 2006, the Company completed the sale of $72.0 million of 4.00% convertible senior notes (the “Notes”) due October 15, 2026. The Notes will pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of the Company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of LeCroy’s common stock, at the Company’s option. As of December 31, 2006, the market value of the convertible note was $74.9 million.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents, as well amounts outstanding under our $50.0 million revolver. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows for the three and six months ended December 31, 2006. Borrowings under the revolving line of credit have variable rates and the carrying amount is considered by management to be a reasonable estimate of its fair value. See Note 14 - Long Term Debt and Capital Leases, for specifics related to our credit facility.

As required by the terms of the Credit Agreement (See Note 14 - Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement with Manufacturers & Traders Trust Co. (“M&T Bank”), the purpose of which was to protect against rising interest rates during the term of the Credit Agreement.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 14 - Long-term Debt and Capital Leases), the Company terminated its interest rate swap with Manufacturers & Traders Trust Co. (“M&T Bank”). The net interest income earned on the swap was approximately $0.3 million and net interest expense of ($8,000) was recognized during the three months ended December 31, 2006 and 2005, respectively, and net interest income of $0.3 million and net interest expense of ($14,000) was recognized for the six months ended December 31, 2006 and 2005, respectively.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other

The Company plans to exclude the acquired Catalyst business from its fiscal 2007 evaluation of the effectiveness of internal controls over financial reporting as the Catalyst business utilizes separate information and accounting systems and processes.

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

ITEM 1A. RISK FACTORS

 Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Catalyst outsources a portion of its research and development activities to a third party in a foreign jurisdiction; the failure of this third party to adequately protect Catalyst’s proprietary rights in the technologies developed for us by this third party or a change in the laws of its jurisdiction may result in the loss of those proprietary rights.
Catalyst currently outsources a portion of its research and development activities to a third party engineering firm located in the United Arab Emirates. Catalyst does not have any long-term contractual commitment from this engineering firm to continue to provide such services. The discontinuance of such services on short notice or any significant cost increases in the services they provide could harm our results of operations and slow our introduction of new products. In addition, the failure of this engineering firm to adequately protect Catalyst’s proprietary rights in the technologies developed by this firm, including the failure to comply with the intellectual property laws of the United Arab Emirates, may result in the loss of some or all of the proprietary rights in such technologies. In addition, any changes in the laws of the United Arab Emirates could also result in the loss of some or all of the proprietary rights in technologies developed in that country. It may also be more difficult to obtain a judgment enforcing our intellectual property rights in the United Arab Emirates than it may be in the United States.

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
At maturity, the entire outstanding principal amount of the Notes will become due and payable by us. Upon a designated event, as defined in the indenture, or on each of October 15, 2011, October 15, 2016 and October 15, 2021, or upon conversion, the holders may require the Company to repurchase all or a portion of the Notes at a repurchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest and additional interest, if any, up to, but excluding, the date of the repurchase of the Notes. We cannot assure the note holders that we will have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the Notes upon a designated event or that our then-existing debt agreements will permit us to repay the principal amount at maturity or repurchase notes.

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
We have a $100.0 million credit facility with JP Morgan Chase Bank N.A., successor to The Bank of New York and the other lenders party thereto. The credit facility consisted of a $50.0 million term loan and a $50.0 million revolving loan. We paid the $50.0 million term loan in full and only $40.0 million of the revolving loan remains available. We are subject to financial covenants under this credit facility, including interest coverage ratio, minimum total net worth, leverage ratio and fixed charge coverage ratio requirements. Failure to comply with the financial covenants under our credit facility would cause us to be in default under the facility, which could result in the acceleration of the indebtedness under the credit facility. The acceleration of our indebtedness under the credit facility would adversely affect our business, results of operations, liquidity and financial condition.

We may not be able to obtain the capital we need to maintain or grow our business.
Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than $40.0 million remaining under our revolver with JP Morgan Chase Bank, N.A., successor to The Bank of New York and the other lenders party thereto, which is subject to a borrowing base, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in our industry;

•	the perception in the capital markets of our business;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	changes in interest rates.

In addition, certain covenants relating to our $100.0 million credit facility impose limitations on additional indebtedness. The credit facility initially consisted of a $50.0 million term loan and a $50.0 million revolving loan.

We paid the $50.0 million term loan in full and only the $40.0 million of the revolving loan remains available. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.
We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee our common stock will appreciate in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company's common stock the effect of the share dilution on earnings from potential borrowings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the second quarter of fiscal 2007. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	850,000	$11.64	850,000	961,717
November 1, 2006 to November 30, 2006	─	─	─	961,717
December 1, 2006 to December 31, 2006	─	─	─	961,717
Total	850,000	$11.64	850,000	961,717

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 annual meeting of stockholders was held on October 25, 2006. At the meeting, our stockholders approved one proposal presented pursuant to the vote totals indicated below:

	Vote (No. of Shares)
	For	Against/Withheld
Election of William G. Scheerer as a Class II Director	10,857,307	499,910
Election of Allyn C. Woodward, Jr. as a Class II Director	8,429,317	2,927,900

As of October 25, 2006, Robert E. Anderson, Charles A. Dickinson, Walter O. LeCroy, Thomas H. Reslewic and Norman R. Robertson were members of the Board of Directors whose terms of office continued after the annual meeting of the stockholders.

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

2.2
Agreement and Plan of Merger dated as of September 29, 2006, among the Registrant, 2006 Franklin Congress Corporation, Catalyst Enterprises, Inc., and Nader Salehomoum, filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

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

3.3	By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.
4.1	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.
4.2
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

10.30
Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.31
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

10.35
Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.36 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.36
Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.37 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.37
Amendment No. 5 to Credit Agreement, dated as of December 29, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on December 29, 2006, incorporated herein by reference.*.

10.38	Catalyst Enterprises, Inc. 2005 Stock Option Plan, filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*
10.39	Amendments to Catalyst Enterprises, Inc. 2005 Stock Option Plan filed as Exhibit 10.2 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeCROY CORPORATION
/s/ Sean B. O'Connor
Date: February 8, 2007	Sean B. O’Connor Vice President and Chief Financial Officer, Secretary and Treasurer