Form 10-Q
period 2007-03-31
LECROY CORP
filed 2007-05-10
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 4, 2007
Common stock, par value $.01 share	12,252,679

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™ , CATC™ and Catalyst™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	March 31, 2007	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$10,694	$16,972
Accounts receivable, net of reserves of $746 and $458 at March 31, 2007 and June 30, 2006, respectively	30,891	28,867
Inventories, net	37,270	34,041
Other current assets	11,148	13,237

Total current assets	90,003	93,117

Property and equipment, net	21,507	20,359
Goodwill	105,985	78,473
Other non-current assets	14,437	10,025

Total Assets	$231,932	$201,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,397	$19,282
Accrued expenses and other current liabilities	17,354	13,408
Short-term bank debt	—	3,500
Note payable – related party	3,500	—
Current portion of long-term debt and capital leases	268	9,930

Total current liabilities	35,519	46,120

Long-term bank debt	9,410	24,700
Convertible notes	72,000	—
Deferred revenue and other non-current liabilities	1,478	1,451

Total liabilities	118,407	72,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of March 31, 2007 and June 30, 2006)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,225,619 and 12,883,664 shares issued as of March 31, 2007 and June 30, 2006, respectively)	123	129
Additional paid-in capital	107,415	114,447
Accumulated other comprehensive income	1,276	1,292
Retained earnings	4,711	15,693
Treasury stock, at cost (0 and 142,283 shares at March 31, 2007 and June 30, 2006, respectively)	—	(1,858)

Total stockholders’ equity	113,525	129,703

Total liabilities and stockholders’ equity	$231,932	$201,974

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
In thousands, except per share data	2007	2006	2007	2006
Revenues:
Test and measurement products	$37,651	$37,184	$109,207	$116,304
Service and other	1,691	1,697	5,292	5,657

Total revenues	39,342	38,881	114,499	121,961

Cost of revenues	18,524	15,250	51,641	47,749

Gross profit	20,818	23,631	62,858	74,212

Operating expenses:
Selling, general and administrative	15,065	12,361	42,592	39,198
Legal settlements	—	2,792	—	2,792
Research and development	8,080	7,671	28,577	22,901

Total operating expenses	23,145	22,824	71,169	64,891

Operating (loss) income	(2,327)	807	(8,311)	9,321

Other (expense) income:
Interest expense, net	(1,128)	(524)	(3,082)	(1,708)
Loss on extinguishment of debt	(551)	—	(997)	—
Other, net	2	121	(93)	(86)

Other expense, net	(1,677)	(403)	(4,172)	(1,794)

(Loss) income before income taxes	(4,004)	404	(12,483)	7,527
(Benefit) provision for income taxes	(69)	252	(1,501)	2,965

Net (loss) income	$(3,935)	$152	$(10,982)	$4,562

Net (loss) income per common share :
Basic	$(0.34)	$0.01	$(0.94)	$0.37
Diluted	$(0.34)	$0.01	$(0.94)	$0.37

Weighted average number of common shares:
Basic	11,499	12,275	11,736	12,191
Diluted	11,499	12,556	11,736	12,454

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
In thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,982)	$4,562
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of acquired in-process research and development	4,000	—
Depreciation and amortization	6,277	5,727
Share-based compensation	4,428	4,145
Amortization of deferred financing costs	425	300
Deferred income taxes	(707)	1,589
Loss on extinguishment of debt	997	—
Loss on disposal of property and equipment, net	14	169
Write-off of inventory	1,804	361
Recognition of deferred license revenue	—	(665)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in an acquisition:
Accounts receivable	(1,036)	(1,905)
Inventories	(1,580)	(5,783)
Other current and non-current assets	(761)	(3,024)
Accounts payable, accrued expenses and other liabilities	(3,041)	1,051

Net cash (used in) provided by operating activities	(162)	6,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,062)	(2,776)
Business acquisition costs, net of acquired cash	(31,512)	—
Purchase of intangible assets	—	(809)

Net cash used in investing activities	(35,574)	(3,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(34,076)	(8,078)
Borrowings under revolving credit lines	40,160	—
Repayments under revolving credit lines	(34,250)	—
Proceeds from issuance of convertible notes	72,000	—
Payment of deferred financing costs	(3,684)	—
Purchase of treasury shares	(10,508)	—
Repayment of borrowings on capitalized leases	(208)	(359)
Proceeds from employee stock purchase and option exercises	450	1,852

Net cash provided by (used in) financing activities	29,884	(6,585)
Effect of exchange rate changes on cash and cash equivalents	(426)	(5)

Net (decrease) increase in cash and cash equivalents	(6,278)	(3,648)
Cash and cash equivalents at beginning of the period	16,972	13,866

Cash and cash equivalents at end of the period	$10,694	$10,218

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,184	$1,988
Income taxes	827	1,122
Non-cash investing and financing activities:
Issuance of note payable to related party for business acquisition	$3,500	—
Issuance of LeCroy stock options for business acquisition	450	—
Transaction costs for business acquisition, unpaid at March 31, 2007	99	—
Transaction costs for deferred financing costs, unpaid at March 31, 2007	72	—

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The accompanying Consolidated Balance Sheet as of June 30, 2006 has been derived from those audited Consolidated Financial Statements. Inter-company transactions and balances have been eliminated in consolidation.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, net reserves on accounts receivable, allowances for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Operating loss in the third quarter of fiscal 2007 also included a $1.6 million charge related to the evaluation of certain business process and staffing requirements prompted by the Catalyst acquisition (see Note 5 – Restructuring). Other (expense) income in the third quarter of fiscal 2007 also included a Loss on extinguishment of debt of approximately $0.6 million for the write-off of unamortized deferred financing fees related to the bank revolver that was fully repaid during the third quarter of fiscal 2007. Interim period operating results may not be indicative of the operating results for a full year.

The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on March 31, 2007, March 30, 2006 and July 1, 2006. For clarity of presentation, period-end references are stated as March 31 and June 30. Certain reclassifications were made to prior year Consolidated Financial Statements to conform to the fiscal 2007 presentation.

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

The Merger was recorded under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”), “Business Combinations,” which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On October 2, 2006, the effective date of the Merger, all shares of common stock of Catalyst issued and outstanding immediately prior to the Merger were exchanged for approximately $26.7 million in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration was placed into escrow for the twelve-month period following the closing of the Merger to secure certain indemnification obligations under the terms of the Merger Agreement.

LeCroy paid cash of $31.5 million, including direct transaction costs of $2.5 million, net of cash acquired of $1.0 million, using proceeds from the Revolver under the Prior Credit Agreement (Note 14 – Long-term Debt and Capital Leases), issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and current employee of the Company and assumed the fair value of certain vested Catalyst stock options totaling $0.5 million. Approximately $99,000 of transaction costs had not yet been paid as of March 31, 2007. The Merger consideration is summarized below (in thousands):

Cash for shares and certain vested options	$26,650
Cash paid in escrow	3,350
Note payable to former shareholder	3,500
Fair value of vested stock options assumed	450
Transaction costs	2,629

Total purchase price	$36,579

In connection with the Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense in operations as earned by employees over their remaining requisite service periods. The fair value was determined using the Black-Scholes option pricing model based on a stock price of $12.63 per share, which was the weighted average closing price for the stock two days prior through two days subsequent to the closing date of the transaction.

The Company may also be required to grant restricted stock to certain former Catalyst employees contingent on the continuation of employment and the percentage of the escrow paid to the former shareholders of Catalyst twelve months subsequent to the Merger. The maximum value of the restricted shares that may be granted is approximately $0.2 million.

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 1, 2006 Balance Sheet of Catalyst, as well as certain assumptions made regarding fair values. The fair value of finished goods inventory is based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of work in process inventory is based on estimated selling prices less cost to complete, direct costs to sell and a reasonable profit margin on the cost to complete and selling effort. The fair value of the IPR&D, purchased technology, trade name, backlog and manufacturer’s representative relationships was determined by an independent appraisal firm. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, backlog and manufacturer’s representative relationships related to this acquisition are being amortized over their estimated economic useful lives ranging from two to fifteen months. It was determined that the Catalyst trade name has an indefinite life and therefore, the Company will test the carrying value of $700,000 annually for impairment.

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

Cash	$1,017
Accounts receivable	738
Inventory	4,269
Other assets	206
In-process research and development	4,000
Purchased intangibles	2,220
Goodwill	27,512
Current liabilities assumed	(1,095)
Deferred tax liability	(2,288)

Total purchase price	$36,579

The following table presents the details of the amortizable intangible assets acquired in the Merger and their carrying values as of March 31, 2007 (in thousands):

	Weighted Average Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Purchased technology	0.9 years	$1,030	$412	$618
Purchased backlog	0.1 years	450	450	—
Purchased manufacturer’s representative relationships	0.0 years	40	40	—

Total amortizable intangibles purchased		$1,520	$902	$618

Amortization expense for intangible assets acquired in the Merger was approximately $0.2 million and $0.9 million for the three and nine months ended March 31, 2007, respectively, of the $0.9 million approximately $0.8 million was recorded in Cost of revenues and $40,000 was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations.

The amortization expense related to intangible assets acquired in the Merger for the remainder of fiscal 2007 and 2008 is expected to be approximately $0.2 million and $0.4 million, respectively.

The $4.0 million related to IPR&D was written off subsequent to the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This charge is included in Research and development expense in the Consolidated Statement of Operations for the nine months ended March 31, 2007.

The Consolidated Statements of Operations includes the results of operations of Catalyst since October 2, 2006.

3. Share-Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. During the second quarter of fiscal 2007, the Company made the election to use the alternative method, however, the alternative method does not have an impact on the Company’s results of operations or financial condition due to the Company’s net operating loss position.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended March 31, 2007 and 2006, including the assumed Catalyst options.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
Expected holding period (years)	5.0	5.0	3.6	5.0
Risk-free interest rate	4.46%	4.50%-4.78%	4.58%-4.90%	3.86% -4.78%
Weighted average risk-free interest rate	4.46%	4.65%	4.64%	4.29%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	51.8%	47.3%-49.3%	32.0%-54.2%	47.3% -64.9%
Weighted average expected volatility	51.8%	48.0%	41.6%	57.3%
Fair value of options granted	$4.33	$6.95-$7.34	$4.33-$12.24	$6.95 -$8.43
Weighted average fair value of options granted	$4.33	$7.11	$11.17	$7.82

The Company maintains stock incentive plans for selected employees. As of March 31, 2007, there were 4,886,277 shares of the Company’s common stock reserved for stock options, of which 2,059,153 were reserved for outstanding options. Except for certain options assumed in the Catalyst and CATC acquisitions, under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. The vesting and exercise periods for each option is at the discretion of the Compensation Committee. The option price for the Catalyst and CATC options assumed was the historical exercise price multiplied by the conversion ratio.

In connection with the Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense in operations as earned by employees over their remaining requisite service periods.

Stock option transactions for the three and nine months ended March 31, 2007 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value as of March 31, 2007 ($000)
Outstanding at June 30, 2006	2,230,848	$15.85

Granted	9,700	12.85
Exercised	(10,687)	5.55
Expired	(117,448)	21.87
Forfeited	(2,864)	15.73

Outstanding at September 30, 2006	2,109,549	15.55	4.80	$3,200
Granted	144,626	1.26
Exercised	(14,972)	2.63
Expired	(44,580)	16.36
Forfeited	(37,390)	15.20

Outstanding at December 31, 2006	2,157,233	14.67	4.86	$2,641
Granted	5,400	8.65
Exercised	(28,446)	0.81
Expired	(62,618)	25.65
Forfeited	(12,416)	16.53

Outstanding at March 31, 2007	2,059,153	14.50	4.49	$1,232

Vested and expected to vest at March 31, 2007	2,048,251	$14.80	4.44	$1,232

Exercisable at March 31, 2007	1,739,384	$15.19	3.92	$498

The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2007 and 2006 was $4.33 and $7.11 per option, respectively. The weighted-average grant-date fair value of the stock options granted during the nine months ended March 31, 2007 and 2006 was $11.17 and $7.82 per option, respectively. The total intrinsic value of stock options exercised during the three and nine months ended March 31, 2007 was $0.2 million and $0.4 million, respectively, as compared to $0.2 million and $0.5 million for the three and nine months ended March 31, 2006, respectively. The fair value of stock options vested during the three and nine months ended March 31, 2007 was $0.2 million and $1.7 million, respectively, as compared to $0.7 million and $2.8 million for the three and nine months ended March 31, 2006.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding at March 31, 2007			Options Exercisable at March 31, 2007
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.45 - $11.98	555,333	$7.28	5.47	446,258	$8.61
$11.99 - $18.25	974,684	14.78	4.74	773,023	14.67
$18.26 - $23.64	507,122	21.40	2.96	498,089	21.41
$23.65 - $37.00	22,014	25.73	3.69	22,014	25.73

Total	2,059,153	14.50	4.49	1,739,384	15.19

Stock options and restricted stock awards available for grant under all plans were 998,383 shares and 1,667,986 shares at March 31, 2007 and June 30, 2006, respectively.

As of March 31, 2007, there was approximately $3.2 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.19 years.

Compensation expense for restricted stock (non-vested stock) is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures. The fair value of new grants is determined based on the closing price on the date of grant. During the nine months ended March 31, 2007 and 2006 there were 320,026 shares and 73,500 shares, respectively, of non-vested stock granted. The shares granted in fiscal 2007 were issued under the 2003 Plan, of which 68,655 shares were immediately vested, 20,000 shares have 3-year ratable vesting, 211,371 shares have 4-year ratable vesting and 20,000 fully vest after 5 years.

The following table summarizes transactions related to non-vested stock for the three and nine months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2006	528,075	$17.33

Granted	189,464	12.87
Vested	(57,680)	12.87
Forfeited	(2,484)	13.05

Non-vested stock at September 30, 2006	657,375	16.55

Granted	98,000	12.78
Vested	(46,667)	15.62
Forfeited	(24,392)	14.24

Non-vested stock at December 31, 2006	684,316	16.07

Granted	32,562	10.59
Vested	(500)	14.70
Forfeited	(7,467)	12.85

Non-vested stock at March 31, 2007	708,911	15.85

As of March 31, 2007, there was approximately $6.2 million of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.42 years.

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period which is six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The fair value of the ‘put’ and ‘call’ features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate for periods within the contractual life of the share is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the fair value is re-calculated as of the end of the period and compared to the estimate. The lower amount is then equity classified and any over accrual reversed. As of March 31, 2007 and June 30, 2006, there was $143,739 and $42,000, respectively, of liability classified share-based compensation expense included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 is $1.3 million and $1.3 million, respectively, and $4.4 million and $4.1 million for the nine months ended March 31, 2007 and 2006, respectively.

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

In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS No. 13, “ Accounting for Leases.” Lease and rental revenues are reported within Test and measurement product revenue.

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

Beginning in fiscal 2001 with the adoption of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue was being amortized into revenue over 5.5 years, the remaining terms of the license agreements. The Company recognized license fee revenue of zero and $17,000 for the three months ended March 31, 2007 and 2006, respectively, and zero and $0.7 million for the nine months ended March 31, 2007 and 2006, respectively. Such license fees were included in Service and other revenue in the Consolidated Statements of Operations. As of March 31, 2007, there was no remaining deferred license fee balance from the adoption of SAB 101.

5. Restructuring

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expenses, of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of 33 employees or 7.2% of the workforce as compared to June 30, 2006. As of March 31, 2007, approximately $0.2 million has been paid in cash and approximately $1.4 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the first quarter of fiscal 2009.

In the second quarter of fiscal 2007, as a result of a change in the Company’s organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to June 30, 2006. As of March 31, 2007, approximately $0.3 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will paid by the end of fiscal 2007.

In the fourth quarter of fiscal 2006, the Company realigned some of its business processes and, as a result, incurred severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of March 31, 2007 all $0.4 million of severance has been paid which included approximately $0.2 million in the first nine months of fiscal 2007.

6. Derivatives

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company’s current foreign exchange forward contracts and past interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other, net in the Consolidated Statements of Operations.

The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 14 – Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with Manufacturers & Traders Trust Co. (“M&T Bank”), the purpose of which was to protect against rising interest rates during the term of the Credit Agreement.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 14 – Long-term Debt and Capital Leases), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was zero and $35,000 for the three months ended March 31, 2007 and 2006, respectively, and approximately $0.3 million and $21,000 for the nine months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the Company has the following derivative instruments:

Forward foreign exchange contracts

The Company and its subsidiaries enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the subsidiaries’ functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently in the Consolidated Statement of Operations.

The net (losses)/gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately $(0.1) million and $(0.2) million for the three and nine months ended March 31, 2007, respectively, as compared to net gains of $0.1 million and net losses of ($0.1) million for the three and nine months ended March 31, 2006. These amounts are included in Other, net in the Consolidated Statement of Operations. At March 31, 2007 and June 30, 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.9 million and $14.6 million, respectively.

7. Comprehensive (Loss) Income

The following table presents the components of comprehensive (loss) income (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net (loss) income .	$(3,935)	$152	$(10,982)	$4,562
Foreign currency translation (loss)/gain	11	172	(17)	12

Comprehensive (loss) income	$(3,924)	$324	$(10,999)	$4,574

8. Accounts Receivable, net

The Company has an agreement with one of its customers, who is also a vendor, which provides the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At March 31, 2007 and June 30, 2006, the Company netted approximately $94,000 and $25,000, respectively, of accounts receivable against accounts payable on the Consolidated Balance Sheets related to this agreement.

9. Inventories, net

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Raw materials	$8,137	$7,726
Work in process	6,971	6,933
Finished goods	22,162	19,382

	$37,270	$34,041

The value of demonstration units included in finished goods was $14.6 million and $10.9 million at March 31, 2007 and June 30, 2006, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base.

10. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Deferred tax assets, net	$4,900	$8,200
Prepaid other taxes	715	762
Other receivables	1,291	488
Deferred financing costs on convertible notes	554	—
Value-added tax receivable	953	433
Other	2,735	3,354

	$11,148	$13,237

11. Goodwill and Other Non-current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Goodwill	$105,985	$78,473

Intangibles, net	$3,800	$4,022
Deferred tax assets, net	7,223	3,964
Deferred financing costs on convertible notes	2,213	—
Other non-current assets	1,201	2,039

	$14,437	$10,025

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2006 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first nine months of fiscal 2007. The increase in Goodwill is attributable to the Catalyst acquisition (See Note 2 – Catalyst Acquisition).

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

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	March 31, 2007	June 30, 2006
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,545	$7,025
Patents and other intangible assets	5.9 years	1,593	1,593
Accumulated amortization		(7,038)	(4,596)

Net carrying amount		$3,100	$4,022

Amortization expense for intangible assets, with finite lives, was $1.2 million and $2.4 million for the three and nine months ended March 31, 2007, respectively, as compared to $0.5 million and $2.0 million for the three and nine months ended March 31, 2006, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis will approximate $0.5 million for the remainder of fiscal 2007 and $1.4 million, $0.5 million, $0.1 million and $0.6 million for fiscal 2008, 2009, 2010 and 2011 and beyond, respectively.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Compensation and benefits, including severance	$7,251	$5,450
Income taxes	2,455	2,718
Warranty	1,165	1,005
Deferred revenue, current portion	861	1,144
Accrued interest on convertible notes	1,454	—
Retained liabilities from discontinued operations	160	160
Other current liabilities	4,008	2,931

	$17,354	$13,408

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

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the three and nine months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,107	$932	$1,005	$971
Accruals for warranties entered into during the period	310	366	617	1,013
Warranty liability assumed in the Merger	—	—	150	—
Warranty costs incurred during the period	(252)	(377)	(607)	(1,063)

Balance at end of period	$1,165	$921	$1,165	$921

During fiscal 2006, management determined that certain amounts previously reported as warranty costs were services expense that had been misclassified. This caused an overstatement of the related warranty accruals in the table above. The warranty accrual and cost activity for the March 31, 2006 period presented above has been revised to properly reflect only warranty expense. These revisions had no impact on the Company’s beginning or ending warranty liability balance, financial position or Cost of revenue for any of the periods presented.

In connection with an agreement to license the Company’s MAUI Instrument Operating System technology entered into by the Company during the third quarter of fiscal 2003, the Company agreed to indemnify the licensee against losses arising from any third party claim against the licensee to the extent such claim arose directly out of the infringement of a U.S. or Japanese patent by any LeCroy software components delivered under the license agreement. As of March 31, 2007, there have been no claims under such indemnification provisions.

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

14. Long-term Debt and Capital Leases

On March 30, 2007, LeCroy Corporation entered into a $40,000,000 senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended. Manufacturers and Traders Trust Company is acting as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the New Credit Agreement provide LeCroy with a $40,000,000 revolving credit facility (“Revolver”), which includes a $5,000,000 swingline loan subfacility and a $5,000,000 letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. As of March 31, 2007, the Company has borrowed $9.4 million against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

The proceeds of the borrowings under the New Credit Agreement have been used to pay the outstanding balance under LeCroy’s previous credit facility (the “Prior Credit Agreement”) and for general corporate purposes, including the financing of working capital requirements and capital expenditures.

Borrowings under the New Credit Agreement bear interest at variable rates equal to, at LeCroy’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% plus an applicable margin based on LeCroy’s leverage ratio or (2) LIBOR plus an applicable margin based on LeCroy’s leverage ratio. In addition, LeCroy must pay commitment fees during the term of the New Credit Agreement at rates dependent on LeCroy’s leverage ratio.

The New Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size type and purpose. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; consolidations and mergers; investments, loans, advances, guarantees and acquisitions; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); sale and lease-back transactions; hedging agreements; and restricted payments, including dividends and stock repurchases.

Under the New Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 31, 2007, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless extended by LeCroy to April 1, 2012, contingent on the repurchase of the Company’s convertible notes.

The Company incurred approximately $514,000 of deferred financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At March 31, 2007, approximately $134,000 of deferred financing costs were included in Other current assets, and approximately $380,000 were included in Other non-current assets on the Consolidated Balance Sheets.

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of the Company’s existing and future secured indebtedness; (ii) equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of the Company’s existing and future subordinated indebtedness, except that the Notes rank equally with the $3.5 million note issued in connection with the Catalyst acquisition, which is subordinated to the Company’s credit facility. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date.

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

In connection with the sale of its Notes, the Company also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement, which has been declared effective by the Securities and Exchange Commission, covering resales by holders of the Notes and any common stock issuable upon conversion of such Notes (subject to certain conditions specified in the Registration Rights Agreement). The Company has agreed to use its commercially reasonable efforts to keep the registration statement effective until the earliest of the following has occurred: (i) all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 under the Securities Act; (ii) the holders of the Notes and the shares of our common stock issuable upon conversion of the Notes that are not our affiliates are able to sell all such securities immediately pursuant to Rule 144(k) under the Securities Act; (iii) the date when all of the Notes and shares of common stock issuable upon conversion have ceased to be outstanding; and (iv) October 12, 2008. The Company will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture.

The Company received net proceeds from the sale of the Notes of approximately $69.0 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under its Prior Credit Agreement, repurchase of 850,000 shares of Company common stock at a cost of approximately $9.9 million and to repay approximately $20.8 million of revolving debt under its Prior Credit Agreement that was drawn down to fund the acquisition of Catalyst. During the quarter ended March 31, 2007, the Company retired approximately 1.0 million shares of its treasury stock. These shares are authorized but unissued.

The Company incurred approximately $3.0 million of transaction fees in connection with issuing the Notes, which have been deferred and are being amortized over the term of the Notes using the effective interest method. The term of the Notes for amortization purposes is considered to be five years in accordance with SAB Topic 3-C, “Redeemable Preferred Stock,” as that is the first period in which the convertible feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. At March 31, 2007, of the total $2.7 million unamortized fees related to the Notes, $0.5 million was included in Other current assets, and $2.2 million was included in Other non-current assets on the Consolidated Balance Sheet.

In addition to the above U.S.-based credit facilities, the Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of March 31, 2007). No amounts were outstanding under these facilities as of March 31, 2007 and June 30, 2006. The Company’s Swiss subsidiary, also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of March 31, 2007). As of March 31, 2007 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that the Company is unable to meet its financial obligations to those suppliers.

The Company had a five year $2.0 million capital lease line of credit to fund certain capital expenditures that bore interest at an annual rate of 12.2% on outstanding borrowings. The capital lease line of credit was terminated in the second quarter of fiscal 2007. As of March 31, 2007 and June 30, 2006, the Company had zero and $0.1 million, respectively, outstanding under this line of credit.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At March 31, 2007, the Company’s outstanding balance under these agreements was $0.3 million all of which was included within Current portion of long-term debt and capital leases in the Consolidated Balance Sheet. Under these capital lease obligations, payments, including interest, are $0.2 million for the remainder of fiscal 2007 and $0.1 million for fiscal year 2008.

15. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

16. Earnings per Common Share

The following is a presentation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations for the three and nine months ended March 31, 2007 and 2006:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(3,935)	$152	$(10,982)	$4,562

Denominator:
Weighted average shares outstanding:
Basic	11,499	12,275	11,736	12,191
Employee stock options and other	—	281	—	263

Diluted	11,499	12,556	11,736	12,454

The computations of diluted net loss per common share for the three and nine months ended March 31, 2007 do not include approximately 2.1 million and 2.4 million shares, respectively, related to stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share. The computation of diluted net income per common share for the three and nine months ended March 31, 2006 does not include approximately 1.9 million shares related to stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share. For the three and nine months ended March 31, 2007, the Notes had no impact on diluted EPS because the average share price during the three and nine months ended March 31, 2007 was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income tax benefit rate for the three and nine months ended March 31, 2007 was 1.7% and 12.0% respectively, compared to an effective income tax provision rates of 62.4% and 39.4% for the three and nine months ended March 31, 2006, respectively. The effective income tax benefit rates for the three and nine months ended March 31, 2007 of 1.7% and 12.0%, respectively, differ from our annual effective tax rates of 29.3%, principally due to discrete tax items for purchased IPR&D charges associated with the Catalyst acquisition, and an increase of $1.0 million to the valuation allowance for deferred tax assets. The IPR&D charges are nondeductible for tax purposes, and the increase to the valuation allowance relates to a change in judgment regarding the realizability of certain state investment tax credits.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items. The tax impact of the nondeductible IPR&D charges associated with the Catalyst acquisition was recognized in the three months ended December 31, 2006, as this was a discrete item for the second quarter. The tax impact of the $1.0 million increase to the valuation allowance was recognized in the three months ended March 31, 2007, as this was a discrete item for the third quarter.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
North America	$13,676	$12,429	$37,625	$40,820
Europe/Middle East	12,393	11,840	39,277	36,834
Japan	3,592	6,229	15,233	16,817
Asia/Pacific	9,681	8,383	22,364	27,490

Total Revenues	$39,342	$38,881	$114,499	$121,961

Total assets by geographic area are as follows (in thousands):

	March 31, 2007	June 30, 2006
North America	$211,361	$180,070
Europe/Middle East	12,372	12,053
Japan	3,588	5,360
Asia/Pacific	4,611	4,491

Total assets	$231,932	$201,974

Total long-lived assets (1) by geographic area are as follows (in thousands):

	March 31, 2007	June 30, 2006
North America	$133,478	$103,473
Europe/Middle East	554	581
Japan	304	400
Asia/Pacific	370	439

Total long-lived assets	$134,706	$104,893

(1)	Long-lived assets presented in the table above exclude non-current net deferred tax assets.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they relate to. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this FSP will have on the on the Company’s consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination was that benefit should not be recognized is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides the determination of whether the position is effectively settled should be taken on a case by case basis, however, positions may be grouped by tax year and considered effectively settled. Management is currently evaluating the effect that adoption of this position in conjunction with adopting FIN 48 will have on the Company’s consolidated financial position and results of operations.

20. Subsequent Events

Effective as of April 26, 2007, LeCroy, in accordance with its original $40.0 million senior, secured, credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders (the “New Credit Agreement”), entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added North Fork Bank to the New Credit Agreement. In addition to their $10.0 million revolving commitment under the amendment, North Fork Bank accepted an assignment of $5.0 million of the lending obligations from Manufacturers and Traders Trust Company.

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

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force, particularly in Europe, with a combination of manufacturers’ representatives and distributors. We divide the world into four areas – North America, Europe/Middle East, Japan and Asia/Pacific. In North America we sell our products directly in the United States and we have recently engaged in manufacturers’ representative relationships to provide greater market penetration in the low-end product markets. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products directly and indirectly through a single channel partner. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

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

In furtherance of our drive to meet our customers’ changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, in March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that included the rights to a new low-end product line, ‘ViewGo,’ re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement. In October 2006, the Company acquired Catalyst Enterprises, Inc. (“Catalyst”), a manufacturer of data bus analysis and emulation tools for advanced serial data communications. This strengthens the Company’s position in protocol solutions.

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

Restructuring

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, we evaluated certain business processes and staffing requirements. As a result, we recorded severance and related expenses, of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenue, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of 33 employees or 7.2% of the workforce as compared to June 30, 2006. As of March 31, 2007, approximately $0.2 million has been paid in cash and approximately $1.4 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the first quarter of fiscal 2009.

In the second quarter of fiscal 2007, as a result of a change in our organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to June 30, 2006. As of March 31, 2007, approximately $0.3 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan will paid by the end of fiscal 2007.

In the fourth quarter of fiscal 2006, we realigned certain of our business processes and as a result, incurred expenses of approximately $0.4 million of which approximately $0.1 million was charged to Cost of revenues, $0.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of March 31, 2007, all $0.4 million of severance has been paid which includes approximately $0.2 million in the first nine months of fiscal 2007.

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

This management discussion and analysis of financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which include a description of our accounting policies. Our critical accounting policies which involve significant judgment by LeCroy’s management, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, include revenue recognition, net reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation.

There have been no changes to our critical accounting policies since June 30, 2006.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006.

	Three months ended March 31,		Nine months ended March 31,
(Unaudited)	2007	2006	2007	2006
Revenues:
Test and measurement products	95.7%	95.6%	95.4%	95.4%
Service and other	4.3	4.4	4.6	4.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	47.1	39.2	45.1	39.2

Gross profit	52.9	60.8	54.9	60.8
Operating expenses:
Selling, general and administrative	38.3	31.8	37.2	32.1
Legal settlements	—	7.2	—	2.3
Research and development	20.5	19.7	25.0	18.8

Total operating expenses	58.8	58.7	62.2	53.2
Operating (loss) income	(5.9)	2.1	(7.3)	7.6
Interest expense, net	(2.8)	(1.3)	(2.7)	(1.3)
Loss on extinguishment of debt	(1.4)	—	(0.8)	—
Other, net	—	0.2	(0.1)	(0.1)

Other (expense), net	(4.2)	(1.1)	(3.6)	(1.4)
(Loss) income before income taxes	(10.1)	1.0	(10.9)	6.2
(Benefit) provision for income taxes	(0.1)	0.6	(1.3)	2.5

Net (loss) income	(10.0)%	0.4%	(9.6)%	3.7%

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

Total revenues were $39.3 million for the quarter ended March 31, 2007, compared to $38.9 million for the comparable prior year period, representing an increase of 1.2%, or approximately $0.5 million, primarily as a result of increased sales of Test and measurement products. The increase in Test and measurement products was mainly due to the incremental Catalyst contribution which was approximately 6.5% of revenues for the quarter ended March 31, 2007. Foreign currency fluctuations increased total revenues by $0.9 million in the third quarter of fiscal 2007 as compared to the same period last year. These increases were offset by a $2.6 million decrease in Japan, where we began our transition to a new sales channel.

Service and other revenues primarily consist of service revenues and license and maintenance fees. Service and other revenues were $1.7 million for the quarters ended March 31, 2007 and 2006.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Three months ended March 31, (unaudited)
	2007	2006
	(In thousands)
North America	$13,676	$12,429
Europe/Middle East	12,393	11,840
Japan	3,592	6,229
Asia/Pacific	9,681	8,383

Total revenues	$39,342	$38,881

	Three months ended March 31, (unaudited)
	2007	2006
North America	34.8%	32.0%
Europe/Middle East	31.5	30.5
Japan	9.1	16.0
Asia/Pacific	24.6	21.5

Total revenues	100.0%	100.0%

For the three months ended March 31, 2007 geographic revenues were higher in all regions except Japan. This increase was primarily due to gains in North America related to the Catalyst acquisition offset by Japan, where the Company’s mid- and low-end products have not penetrated the market fully, and there has been lower than expected demand from our next generation products and serial data protocol solutions.

Gross profit for the quarter ended March 31, 2007 was $20.8 million, or 52.9% gross margin, compared to $23.6 million, or 60.8% gross margin, for the comparable prior year period. The lower gross margin in the third quarter of fiscal 2007 was primarily attributable to $1.8 million of costs associated with operational streamlining and the elimination of a product line and the implementation of the restructuring plan during the third quarter of fiscal 2007.

Selling, general and administrative (“SG&A”) expense was $15.1 million for the quarter ended March 31, 2007 compared to $12.4 million for the quarter ended March 31, 2006, representing an increase of 21.9% or $2.7 million. As a percentage of total revenues, SG&A expense increased from 31.8% in the third quarter of fiscal 2006 to 38.3% in the third quarter of fiscal 2007, $1.2 million related to the implementation of the restructuring plan during the third quarter of fiscal 2007 and the balance primarily a result of SG&A costs related to Catalyst.

Legal settlement expenses of $2.8 million, for the quarter ended March 31, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property and other assets relating to Iwatsu’s ‘ViewGo’ product line. (See Note 21 to the in the Consolidated Financial Statements on Form 10-K for the fiscal year ended June 30, 2006 for more information.)

Research and development (“R&D”) expense was $8.1 million for the quarter ended March 31, 2007, compared to $7.7 million for the comparable prior year period, an increase of 5.3% or $0.4 million, mainly due to $0.1 million of restructuring charges and the R&D costs related to Catalyst. As a percentage of total revenues, R&D expense increased from 19.7% in the third quarter of fiscal 2006 to 20.5% in the third quarter of fiscal 2007.

Other (expense), net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($1.7) million in the third quarter of fiscal 2007 compared to ($0.4) million for the third quarter of fiscal 2006. Net interest expense was approximately ($1.1) million for the quarter ended March 31, 2007 as compared to ($0.5) million for the comparable prior year period. In addition, there were foreign exchange losses of ($0.1) million in the third quarter of 2007 as compared to foreign exchange gains of $0.1 million for the comparable prior year period. The increase in net interest expense is primarily due to the higher average debt balance outstanding as a result of the $72.0 million convertible note issued during the second quarter of fiscal 2007. Additionally, ($0.6) million was recorded as Loss on extinguishment of debt was related to the write-off of deferred finance charges associated with the revolver that was terminated during the third quarter of fiscal 2007.

The effective income tax benefit rate for the three months ended March 31, 2007 was 1.7% compared to an effective income tax provision rate of 62.4% for the three months ended March 31, 2006. The effective income tax benefit rate for the three months ended March 31, 2007 of 1.7%, differs from our annual effective tax rate of 29.3%, principally due to discrete tax items for purchased IPR&D charges associated with the Catalyst acquisition, and an increase of $1.0 million to the valuation allowance for deferred tax assets. The IPR&D charges are nondeductible for tax purposes, and the increase to the valuation allowance relates to a change in judgment regarding the realizability of certain state investment tax credits. The annual effective tax rate of 29.3% differs from the first quarter and second quarter rates of 34.6% and 32.0%, respectively, principally due to changes in projections of the Company’s pre-tax income for the year.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, as adjusted for discrete tax charges and benefits in the period in which they occur. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items. The tax impact of the nondeductible IPR&D charges associated with the Catalyst acquisition was recognized in the three months ended December 31, 2006, as this was a discrete item for the second quarter. The tax impact of the $1.0 million increase to the valuation allowance was recognized in the three months ended March 31, 2007, as this was a discrete item for the third quarter.

Comparison of the Nine-Month Periods Ended March 31, 2007 and 2006

Total revenues were $114.5 million for the nine months ended March 31, 2007, compared to $122.0 million for the comparable prior year period, representing a decrease of 6.1%, or approximately $7.5 million, primarily as a result of decreased sales of Test and measurement products. This decrease in revenue was partially offset by revenue derived from the Catalyst acquisition which mitigated the impact by 5.3%. Foreign currency fluctuations increased total revenues by $2.3 million in the first nine months of fiscal 2007 as compared to the same period last year. The decrease in Test and measurement products was mainly due to a reduction in shipments to our disk drive customers as a result of decreased demand and the average selling prices in our high-end products which have been impacted by competitive pressure in the marketplace. Additionally, mid- and low-end products have not penetrated the market fully, and there has been lower than expected demand from our next generation products and serial data protocol solutions.

Service and other revenues primarily consist of service revenues and license and maintenance fees. Service and other revenues were $5.3 million for the nine months ended March 31, 2007, representing a decrease of 6.5% or approximately $0.4 million, compared to $5.7 million for the comparable prior year period. The decrease was primarily the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001. The nine months ended March 31, 2007 included no revenue from previously deferred revenue compared to $0.7 million in the comparable prior year period, since it was fully amortized as of March 31, 2006.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Nine months ended March 31, (unaudited)
	2007	2006
	(In thousands)
North America	$37,625	$40,820
Europe/Middle East	39,277	36,834
Japan	15,233	16,817
Asia/Pacific	22,364	27,490

Total revenues	$114,499	$121,961

	Nine months ended March 31, (unaudited)
	2007	2006
North America	32.9%	33.5%
Europe/Middle East	34.3	30.2
Japan	13.3	13.8
Asia/Pacific	19.5	22.5

Total revenues	100.0%	100.0%

For the nine months ended March 31, 2007 our geographic revenues were lower mainly in North America, Japan and Asia/Pacific. This decrease was mainly attributable to a slower than anticipated ramp up of sales via our indirect selling channel of our mid- to low-end product line, as well as a decrease in the average selling prices in the high-end product line. Europe/Middle East was the exception where our operations have incorporated our diverse product lines through indirect and direct channels more effectively.

Gross profit for the nine months ended March 31, 2007 was $62.9 million, or 54.9% gross margin, compared to $74.2 million, or 60.8% gross margin, for the comparable prior year period. The lower gross margin was primarily attributable to $1.5 million of higher costs associated with the sell through of inventory acquired in the Catalyst acquisition than is expected from the cost to manufacture the products post-acquisition, $1.8 million of costs associated with operational streamlining and the elimination of a product line, $0.3 million relating to the implementation of a restructuring plan and the balance primarily due to the impact of lower average selling prices on our high end products.

Selling, general and administrative (“SG&A”) expense was $42.6 million for the nine months ended March 31, 2007 compared to $39.2 million for the nine months ended March 31, 2006, representing an increase of 8.7% or $3.4 million. As a percentage of total revenues, SG&A expense increased from 32.1% in the nine months ended March 31, 2006 to 37.2% in the nine months ended March 31, 2007, primarily as a result of the $1.2 million charge for the implementation of the restructuring plan during the third quarter of fiscal 2007, SG&A costs related to Catalyst and as a result of decreased revenue in fiscal 2007.

Legal settlement expenses of $2.8 million, for the nine months ended March 31, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property and other assets relating to Iwatsu’s ‘ViewGo’ product line. (See Note 21 to the Consolidated Financial Statements on Form 10-K for the fiscal year ended June 30, 2006 for more information.)

Research and development (“R&D”) expense was $28.6 million for the nine months ended March 31, 2007, compared to $22.9 million for the comparable prior year period, an increase of 24.8% or $5.7 million. The increase was mainly due to a $4.0 million charge for acquired in-process research and development related to Catalyst, recorded in the second quarter of fiscal 2007, R&D costs related to Catalyst and $0.4 million of restructuring charges recorded in the second and third quarters. Additionally, expenses incurred for prototype materials and supplies used for several product launches in the beginning of the year contributed to the overall increase. As a percentage of total revenues, R&D expense increased from 18.8% in the nine months ended March 31, 2006 to 25.0% in the nine months ended March 31, 2007, primarily attributable to the decreased revenue in fiscal 2007.

Other (expense), net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of ($4.2) million in the nine months ended March 31, 2007 compared to ($1.8) million for the nine months ended March 31, 2006. Net interest expense was approximately ($3.1) million for the nine months ended March 31, 2007 as compared to ($1.7) million for the comparable prior year period. In addition, there was a foreign exchange loss of ($0.2) million in the nine months ended March 31, 2007 compared to a foreign exchange loss of ($0.1) million in the comparable prior year period. The change in net interest expense is primarily due to the higher average debt balance outstanding as a result of the issuance of $72.0 million in convertible notes during the second quarter of fiscal 2007 offset in part by a low interest rate on the Notes than on borrowings under the Credit Agreement and due to additional interest in fiscal 2007 of $0.3 million related to the interest rate swap associated with the term loan. The Loss on extinguishment of debt of $1.0 million relates to the write-off of deferred financing costs associated with the repayment of the term loan and revolver under the old credit agreement.

The effective income tax benefit rate for the nine months ended March 31, 2007 was 12.0% compared to an effective income tax provision rate of 39.4% for the nine months ended March 31, 2006. The effective income tax benefit rate for the nine months ended March 31, 2007 of 12.0%, differs from our annual effective tax rate of 29.3%, principally due to discrete tax items for purchased IPR&D charges associated with the Catalyst acquisition, and an increase to the valuation allowance for deferred tax assets. The IPR&D charges are nondeductible for tax purposes, and the increase to the valuation allowance relates to a change in judgment regarding the realizability of certain state investment tax credits. The annual effective tax rate of 29.3% differs from the first quarter and second quarter rates of 34.6% and 32.0%, respectively, principally due to changes in projections of the Company’s pre-tax income for the year.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, as adjusted for discrete tax charges and benefits in the period in which they occur. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items. The tax impact of the nondeductible IPR&D charges associated with the Catalyst acquisition was recognized in the three months ended December 31, 2006, as this was a discrete item for the second quarter. The tax impact of the $1.0 million increase to the valuation allowance was recognized in the three months ended March 31, 2007, as this was a discrete item for the third quarter.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2007 were $10.7 million compared to $17.0 million at June 30, 2006.

The Company used $0.2 million of net cash from operating activities in the nine months ended March 31, 2007 compared to providing $6.5 million in the same period last year. The $6.6 million decrease from prior period represents primarily the decrease in net income, partially offset by an improvement in working capital items.

Net cash used in investing activities was ($35.6) million in the nine months ended March 31, 2007 compared to ($3.6) million in the same period in fiscal 2006. The $32.0 million increase was primarily due to the $31.5 million net cash paid in connection with the Catalyst acquisition.

Net cash provided by financing activities was $29.8 million in the nine months ended March 31, 2007 compared to net cash used of ($6.6) million in the same period in fiscal 2006. The $36.4 million increase was mainly due to the issuance of the convertible notes of $72.0 million (see below for more information on the convertible notes), and borrowings under the revolving credit lines of $40.2 million partially offset by net repayments of the term loan of $34.1 million, repayments under the revolving credit lines of $34.3 million and an additional $10.5 million of cash to paid for the purchase common stock in conjunction with the Company’s treasury stock buy back program.

On March 30, 2007, LeCroy Corporation entered into a $40,000,000 senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended. Manufacturers and Traders Trust Company is acting as sole lead arranger and sole book runner in connection with syndicating the credit facility. The terms of the New Credit Agreement provide LeCroy with a $40,000,000 revolving credit facility (“Revolver”), which includes a $5,000,000 swingline loan subfacility and a $5,000,000 letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. As of March 31, 2007, the Company has borrowed $9.4 million against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

The proceeds of the borrowings under the New Credit Agreement were used to pay the outstanding balance under LeCroy’s Prior Credit Agreement and will be used for general corporate purposes, including the financing of working capital requirements, capital expenditures and potential acquisitions.

Borrowings under the New Credit Agreement bear interest at variable rates equal to, at LeCroy’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% plus an applicable margin based on LeCroy’s leverage ratio or (2) LIBOR plus an applicable margin based on LeCroy’s leverage ratio. In addition, LeCroy must pay commitment fees during the term of the New Credit Agreement at rates dependent on LeCroy’s leverage ratio.

The New Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size type and purpose. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; consolidations and mergers; investments, loans, advances, guarantees and acquisitions; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); sale and lease-back transactions; hedging agreements; and restricted payments, including dividends and stock repurchases.

Under the New Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 31, 2007, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless extended by LeCroy to April 1, 2012, contingent on the repurchase of the Company’s convertible notes.

The Company incurred approximately $514,000 of deferred financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At March 31, 2007, approximately $134,000 of deferred financing costs were included in Other current assets, and approximately $380,000 were included in Other non-current assets on the Consolidated Balance Sheets.

Effective as of April 26, 2007, LeCroy, in accordance its original $40.0 million senior, secured, credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders (the “Credit Agreement”), entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added North Fork Bank to the Credit Agreement. In addition to their $10.0 million revolving commitment under the amendment, North Fork Bank accepted an assignment of $5.0 million of the lending obligations from Manufacturers and Traders Trust Company.

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

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date.

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

In connection with the sale of its Notes, the Company also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement, which has been declared effective by the Securities and Exchange Commission, covering resales by holders of the Notes and any common stock issuable upon conversion of such Notes (subject to certain conditions specified in the Registration Rights Agreement). The Company has agreed to use its commercially reasonable efforts to keep the registration statement effective until the earliest of the following has occurred: ( i) all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 under the Securities Act; (ii) the holders of the Notes and the shares of our common stock issuable upon conversion of the Notes that are not our affiliates are able to sell all such securities immediately pursuant to Rule 144(k) under the Securities Act; (iii) the date when all of the Notes and shares of common stock issuable upon conversion have ceased to be outstanding; and (iv) October 12, 2008. The Company will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture.

In October 2006, in conjunction with our issuance of the Notes the Company repaid approximately $31.9 million and $20.8 million due as term debt and as revolving debt, respectively, under the Prior Credit Agreement. The term debt was fully repaid during the second fiscal quarter of 2007.

In addition to the above U.S.-based credit facilities, we maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of March 31, 2007). No amounts were outstanding under these facilities as of March 31, 2007. Our Swiss subsidiary, also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of March 31, 2007). As of March 31, 2007 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to suppliers, such as rent and utilities, are payable under the credit facility only in the event that we are unable to meet our financial obligations to those suppliers.

On May 25, 2006, the Board of Directors approved the adoption of a share purchase plan authorizing the Company to purchase up to 2 million shares, for an aggregate amount not to exceed $25.0 million, of its common stock for the treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at our discretion. As of March 31, 2007, we have spent $12.4 million to purchase 1,038,283 shares under this buyback program.

We believe that our cash and cash equivalents on hand, cash flow generated by our continuing operations, and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt service and capital expenditures requirements for the foreseeable future and provide funds for potential acquisition opportunities and share repurchases.

Off-Balance Sheet Arrangements

Our 4% notes payable are convertible into shares of our common stock at a conversion price of $14.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 4.9 million shares. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our consolidated financial statements.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, supplier agreements, note payable, Revolver and convertible note obligations as set forth in the table below:

	Payments due by Period as of March 31, 2007
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In thousands)
Capital lease obligations	$268	$268	$—	$—	$—
Severance	1,446	1,197	249	—	—
Supplier agreements	2,179	2,179	—	—	—
Operating lease obligations	3,929	2,029	1,706	151	43
Note payable	3,500	3,500	—	—	—
Revolving credit obligations	9,410	—	—	9,410	—
Convertible notes	72,000	—	—	72,000	—

Total	$92,732	$9,173	$1,955	$81,561	$43

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they relate to. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this FSP will have on the on the Company’s consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination was that benefit should not be recognized is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides the determination of whether the position is effectively settled should be taken on a case by case basis, however, positions may be grouped by tax year and considered effectively settled. Management is currently evaluating the effect that adoption of this position in conjunction with adopting FIN 48 will have on the Company’s consolidated financial position and results of operations.

Forward-Looking Information

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our 2006 Annual Report on Form 10-K under the heading “Risks Related to Our Business,” as well as those risk factors a set forth in Part II, Item IA herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The net losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were approximately ($0.1) million and ($0.2) million for the three and nine months ended March 31, 2007, respectively. For the three and nine months ended March 31, 2006, there were net gains/(losses) of $0.1 million and ($0.1) million, respectively. At March 31, 2007 and June 30, 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.9 million and $14.6 million, respectively.

We performed a sensitivity analysis for the first nine months of fiscal 2007 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets or liabilities denominated in other than their functional currencies. In management’s opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position and cash flows.

On October 15, 2006, the Company completed the sale of $72.0 million of 4.00% convertible senior notes (the “Notes”) due October 15, 2026. The Notes will pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of the Company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of LeCroy’s common stock, at the Company’s option. As of March 31, 2007, the market value of the convertible notes was $65.2 million.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents, as well amounts outstanding under our $40.0 million revolver. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows for the three and nine months ended March 31, 2007. Borrowings under the revolving line of credit have variable rates and the carrying amount is considered by management to be a reasonable estimate of its fair value. See Note 14 – Long Term Debt and Capital Leases, for specifics related to our credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other

The Company plans to exclude the acquired Catalyst business from the fiscal 2007 evaluation of the effectiveness of internal control over financial reporting as the Catalyst business utilizes separate information and accounting systems and processes.

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

I TEM 1A.	RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Our business practices in international markets subjects us to the requirements of additional regulation. If we, or any of our employees, are found to have violated these regulations, we could be subject to significant fines and other penalties.

We manufacture our products in the United States, and sell our products and purchase parts, components and sub-assemblies in a number of foreign countries. Our international activities subject us to United States export control restrictions and various significant international, federal, state and local regulations, including but not limited to health and safety, product content, labor and import/export regulations. In certain cases, we may not be permitted to export products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. The export of our high-performance oscilloscopes from the United States, which accounts for a material portion of our internationally derived revenue, is also subject to regulation under the Treaty for Nuclear Non-Proliferation.

However, only a small portion of those oscilloscopes are sold in countries where the treaty restricts the end-user. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market. We cannot be certain that the U.S. government will approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. Our international sales and, because approximately two-thirds of our revenue is derived from sales outside the United States, our sales in general, could be materially harmed by our inability to obtain required licenses or by the costs of compliance.

The regulations related to our international sales are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

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

Under our stockholder rights plan, if a person or group acquires, in the future, 15% or more of our common stock or announces a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock, then holders of our common stock, other than the acquirers, are entitled to purchase our common stock at a 50% discount to the then-current share price.

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

We have a $50.0 million credit facility with Manufacturers and Traders Trust Company, a New York Banking Corporation and the other lenders party thereto. The credit facility consists of a $50.0 million revolving loan. We are subject to financial covenants under this credit facility, including interest coverage ratio, minimum consolidated net worth, senior leverage ratio and fixed charge coverage ratio requirements. Failure to comply with the financial covenants under our credit facility would cause us to be in default under the facility, which could result in the acceleration of the indebtedness under the credit facility. The acceleration of our indebtedness under the credit facility would adversely affect our business, results of operations, liquidity and financial condition. The acceleration of our indebtedness under the credit facility would also likely cause an acceleration of the indebtedness due under our Notes.

We may not be able to obtain the capital we need to maintain or grow our business.

Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than $50.0 million available under our new revolver with Manufacturers and Traders Trust Company, a New York Banking Corporation and the other lenders party thereto, which is subject to certain conditions. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness, or at all.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in our industry;

•	the perception in the capital markets of our business;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	changes in interest rates.

In addition, certain covenants relating to our $50.0 million credit facility impose limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Issuer Repurchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, for an aggregate amount not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock the effect of the share dilution on earnings from potential borrowings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.

There were no share repurchases by LeCroy during the third quarter of fiscal 2007.

I TEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description
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
10.40

Credit Agreement, dated as of March 30, 2007, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on April 4, 2007, incorporated herein by reference.

10.41

First Modification and Lender Joinder Agreement, dated as of April 26, 2007, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.42

Assignment and Acceptance, dated as of April 26, 20007, between Manufacturers and Traders Trust Company and North Fork Bank, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

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

LeCROY CORPORATION

/s/ Sean B. O’Connor
Date: May 10, 2007	Sean B. O’Connor Vice President and Chief Financial Officer, Secretary and Treasurer