Form 10-K
period 2007-06-30
LECROY CORP
filed 2007-09-13
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26634

LeCROY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-2507777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 CHESTNUT RIDGE ROAD CHESTNUT RIDGE, NEW YORK	10977
(Address of principal executive office)	(Zip Code)

(845) 425-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☒            NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☒            NO  ☐

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒            NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark (“X”) whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐            Accelerated filer  ☒            Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

The number of shares outstanding of the registrant’s Common Stock, as of September 4, 2007, was 12,348,152 shares. The aggregate market value of shares of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $131,590,964.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

LeCROY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and Catalyst™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Our Company

LeCroy Corporation (the “Company,” “LeCroy,” “us,” “we” or “our”) was founded in 1964 and is incorporated in the State of Delaware. Our principal executive offices and manufacturing facilities are located at 700 Chestnut Ridge Road, Chestnut Ridge, New York 10977 and our telephone number is (845) 425-2000. Our website is located at www.lecroy.com. We sell our products and provide service worldwide through wholly-owned subsidiaries, representatives and distributors.

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

According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment exceeded $7.5 billion in 2006. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

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

While the overall market for test and measurement equipment is made up of hundreds of different types of instruments and measurement tools, one of the largest single product categories is oscilloscopes. We estimate that oscilloscopes represented approximately $1.2 billion of the overall $7.5 billion market in 2006. In addition, protocol analyzers, an emerging product category, represented approximately $800 million in sales in 2006. Protocol analyzers address specific communications standards in the wide area network (WAN), local area network (LAN), storage area network (SAN), and computer peripheral interconnect market spaces. LeCroy presently focuses on the storage area network and computer peripheral interconnect space. We believe the potential for these products lies somewhere in the $100 to $200 million range of the total protocol analyzer product category.

Oscilloscope Product Category

Oscilloscopes are the primary instrument used by engineers for testing and analyzing electronic signals. Historically, oscilloscope products within the Test and Measurement industry have experienced less volatility than the industry as a whole because of their widespread use across many applications and end markets. Thorough testing of complex electronic signals requires a measurement tool capable of physically attaching to the signal of interest, capturing data with high resolution for long periods of time and supporting detailed signal analysis while providing additional insight into data characteristics and signal trends over time. An oscilloscope utilizes a graphical display device that allows an engineer to view an electronic signal. The most basic display of an oscilloscope plots a signal’s voltage versus time (typically in billionths and trillionths of a second), providing a user insight into the performance of an electronic circuit. In many cases, a user is trying to either verify that the circuit is behaving as designed or measure the signal to gain a basic understanding of signal performance.

Today’s oscilloscopes are digital devices which capture electronic signals and convert the voltage values to digital representations, which are stored in computer memory, allowing the instrument not only to display the signal on a screen, but also to utilize a computer to analyze the signal’s characteristics. The ability of an oscilloscope to conduct in-depth analysis of a complex electronic signal’s characteristics and trends is referred to as wave shape analysis, which is increasingly important as signals become more complex.

The three primary specifications of an oscilloscope are its bandwidth, or capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time, typically billions of samples per second in modern oscilloscopes; and memory length, or the number of data points that may be captured at one time. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Real-time oscilloscopes with bandwidths ranging from 20 Megahertz (“MHz”) up to 20 Gigahertz (“GHz”) are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe the oscilloscope market can be generally divided into four major categories:

•

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

•

Lower-end oscilloscopes. We believe about one-third of the market’s revenue comes from these products which include less complex instruments with the ability to capture and analyze signals ranging from 20 MHz to 300 MHz. These instruments generally sell for below $5,000.

•

Handheld oscilloscopes. This includes a variety of handheld oscilloscopes which we believe currently comprise less than 10% of the overall market. Selling prices for these handheld instruments are generally between $1,000 and $3,000.

•

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

Computer technology initially provided connectivity only among internal devices, such as the processor, memory and storage, and with external peripheral devices, such as the keyboard, mouse and printer. Today, computer technology also enables connectivity among multiple computing devices and across networks, such as LAN, WAN, SAN, home area networks, personal area networks and the Internet. Telecommunications technology also enables connectivity among multiple devices, such as telephones, fax machines, pagers and personal digital assistants. Consumer electronics technology is progressively enabling connectivity among devices, such as Internet appliances, digital cameras, audio systems and televisions.

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

A communication standard is typically introduced by several leading technology and infrastructure companies. These core promoter companies comprise the nucleus of independent standards groups. These groups are sometimes referred to as implementers’ forums, trade associations or special interest groups which assist in the development, implementation, promotion, and compliance with the standards. As commercial interest in a standard increases, the communications standards group typically expands to include system and device manufacturers and service providers. The promoter companies typically remain closely associated with the standard throughout its lifecycle.

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

Protocol analyzers are “standard specific” tools; they enable a design engineer to analyze the “conversation” between two devices. Many distinct communications standards are emerging to meet the growing demand for digital connectivity in the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace industries. The characteristics of each standard, including its principal uses, physical medium, transmission speed and distance covered, vary greatly. Examples of existing and emerging standards supported by our products in the computer peripheral interconnect and storage space include the following:

•

Bluetooth®. The Bluetooth standard, or Bluetooth wireless technology, enables low speed, wireless connectivity among computers, telecommunication devices, such as mobile telephones, and consumer electronics devices, such as personal digital assistants and headphones. Bluetooth was introduced in 1998. The promoter group consists of Agere, Ericsson, IBM, Intel, Microsoft, Motorola, Nokia and Toshiba. Bluetooth operates through radio waves with rapidly fluctuating frequencies at speeds of up to 1 million bits (megabits) per second, or Mbps, over distances of up to 100 meters. In 2005, over 500 million Bluetooth chipsets were shipped — primarily in the handset and mobile computing markets. Bluetooth has recently been enhanced further with updates to the specification to improve the performance and usability of the interface. In March of 2006, the Bluetooth Special Interest Group announced a next generation high-speed Bluetooth wireless technology to be based on the WiMedia Ultra-Wideband platform. Collaboration between the WiMedia Alliance and the Bluetooth community should help define Bluetooth technology as a key personal area network technology for today and the future.

•

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

•

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

•

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

•

PCI Express. PCI Express is an emerging standard first introduced in 2002 and is intended to enhance the Peripheral Connect Interface (PCI) architecture spanning multiple computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express provides system original equipment manufacturers, or OEMs, and peripheral developers the ability to realize product versatility and market differentiation without the burden of maintaining obsolete interfaces or losing compatibility. The promoter group consists of Hewlett-Packard, Dell, IBM, Intel and Microsoft. PCI Express runs at 2.5 Gbps per lane in each direction, providing a total bandwidth of 80 Gbps in a 16-lane configuration. The next generation of PCI Express, Generation 2 or Gen 2, runs at 5.0 Gbps per lane in each direction, providing a total bandwidth of 160 Gbps for a 16-lane configuration. The adoption of PCI Express Gen2 began in the first half of fiscal 2007.

•

Serial ATA. The Serial ATA standard (SATA) enables high-speed, low-cost internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and has replaced Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives to the motherboard. Serial ATA operates over copper wire at speeds up to 3 Gbps over distances of up to one meter. Broad based adoption of Serial ATA in the storage market has led to the use of SATA in new applications including server, networked storage and consumer electronics devices.

•

Serial Attached SCSI. Initiated in December 2001 by the Small Computer System Interface (SCSI) Trade Association, Serial Attached SCSI (SAS) was designed to be the logical evolution of SCSI to satisfy the data center requirements of scalability, performance, reliability and manageability, while leveraging a common low-cost electrical and physical connection interface from Serial ATA. SAS provides universal interconnect with Serial ATA, while offering logical SCSI compatibility along with the reliability, performance and manageability of parallel SCSI. SAS is positioned primarily for enterprise class storage applications. SAS allows each host to address up to 4,096 devices via expanders. SAS’s flexibility allows single or multiple lane communications with devices, with a 3 Gbps four lane wide connection providing 12 Gbps total throughput. The SAS-2 specification initiated in May of 2005 runs at 6.0 Gbps per lane in each direction, providing a total bandwidth of 24 Gbps. Early adopters began sampling 6.0 Gbps devices in the second half of fiscal 2007.

•

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

•

Wireless USB. Certified Wireless USB is the wireless extension to USB that combines the speed and security of wired technology with the ease-of-use of wireless technology. Certified Wireless USB supports robust high-speed wireless connectivity by utilizing the WiMedia MB-OFDM Ultra-wideband (UWB) radio platform as developed by the WiMedia Alliance. The combination of a low-cost, low-power wireless transport with the ubiquitous USB protocol layer is expected to become a key enabler for next-generation consumer electronic devices.

LeCroy is a provider of protocol analyzers for these existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. We have expertise in the Bluetooth, Fibre Channel, IEEE 1394, InfiniBand, PCI, PCI Express, SCSI, Serial ATA, SAS, USB, and wireless USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software called CATC Trace™ and Catalyst Trace™ View, our products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used during the manufacturing process to ensure that our customers’ products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

Our Competitive Strengths

We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment used by electronic designers and engineers to measure and analyze complex electronic signals and communication protocols. Our key competitive strengths include:

Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the markets we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire oscilloscope product line. We are a major participant in the various standards groups found in our portfolio of supported protocols. Our expertise has helped make it possible for protocol technologies to increase in scope of utility and stability. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 72 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications where we believe seeking such protection will provide us a competitive advantage.

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

Global sales and distribution. We have a global sales force and distribution structure covering North America, Europe/Middle East, Japan and Asia/Pacific. Each of these regions is a major contributor to our revenue and provided between approximately 8% and 34% of our revenues in the last three fiscal years. We currently have direct sales personnel in 12 countries and operate in 51 smaller markets through regional managers, distributors and sales representatives. We believe that our sales engineers are recognized by our customers for their technical expertise. Our sales force often works in tandem with design engineers to create solutions to complex applications.

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

Focus on the market for serial data test applications. The market for testing important serial data standards including PCI Express, Gen I and Gen II, Serial ATA, SAS, USB2.0, wireless USB and Bluetooth, is a rapidly growing market — on the order of 30% Compound Annual Growth Rates (CAGR) according to internal estimates.

The primary tools associated with testing serial data links are oscilloscopes (to test the electrical signals and paths or the “physical layer”) as well as specialized protocol analyzers (to observe, decode and verify that the desired data traffic and device specific messages are flowing from node to node). Our high end real-time oscilloscope and sampling oscilloscope development efforts are aimed primarily at satisfying the needs of customers in this important applications area. We believe our offering in these two primary product categories combined with an intense focus on ensuring the right capability is available to our customers at the right time in the most important applications will allow us to continue to grow in this market segment.

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

Product Family	Number of Models	Bandwidth Range	U.S. List Price Range	Market Introduction
WaveExpert Sampling Oscilloscope Series	3	Up to 100 GHz	$28,000 - $90,000	April 2005
WaveMaster/SDA/DDA Series	22	3 - 18 GHz	$47,000 – $128,000	January 2002
WavePro 7000A Series	7	1 - 3 GHz	$20,000 - $33,000	January 2003
WaveRunner 6000A Series	10	350 MHz - 2 GHz	$8,250 - $19,990	October 2003
WaveRunner Xi Series	5	400 – 2000 MHz	$9,390 - $20,390	January 2006
WaveSurfer Xs Series	6	200 - 1000 MHz	$5,740 - $12,740	January 2006
WaveSurfer 400 Series	11	200 - 500 MHz	$4,490 - $8,790	April 2004
WaveJet 300 Series	8	100 - 500 MHz	$2,890 - $7,490	January 2006

Supporting Analyzers and Application Software

Our general purpose oscilloscope products are tailored with proprietary software and hardware to create application specific analyzers which function as industry-specific oscilloscopes for use in:

•	Data storage applications — Disk Drive Analyzer products and DDA5000 series, using WaveMaster and WavePro platforms;

•	Serial data applications — Serial Data Analyzer products, SDA3000 series, SDA4000, SDA5000 series, SDA6000 series, SDA11000 series and the SDA18000 series, based on the WaveMaster platform;

•	Automotive applications — Hardware and software applications based on the WaveRunner platform for use in understanding serial communications in automobiles and industrial systems; and

•	Power measurement applications — Hardware and software applications based on the WaveRunner and WaveSurfer platforms for use in a variety of industries.

Protocol Analyzers

Our protocol analyzer products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary intuitive expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Highlights include:

•

PETracer™ Family. The PETracers are advanced verification systems. First introduced in 2003, the PETracer is a high impedance, non-intrusive analyzer, capturing, processing and analyzing PCI Express traffic. The PETracer ML and EML allow for full bi-directional decode and capture of up to 8 or 16 PCI Express lanes at 2.5 Gbps per lane. These analyzers are based on the UPAS 10K and 100K platforms. The PETracer Summit, a new high performance platform, allows for full bi-directional decode and capture of up to 16 PCI Express lanes at 5 Gbps per lane.

•

PETrainer™ Family. First introduced in 2003, the PETrainer is a PCI Express™ exerciser capable of emulating PCI Express root complex and end point devices. The PETrainer is offered on both the ML and EML platforms supporting x4 up to x16 lane training. It is a critical test and verification tool intended to assist engineers in improving the reliability of their solutions, while providing advanced capabilities for stress and compliance testing. Together with the CATC PETracer family of analyzers, the PETrainer reduces time to market by enabling users to quickly identify logic and design flaws.

•

SPX. The Catalyst SPX analyzer/exerciser family are advanced verification systems offered in a blade form factor. The SPX is a non-intrusive analyzer, capturing, processing and analyzing PCI Express traffic. The SPX x4 and x8 blades allow for full bi-directional decode and capture of up to 8 or 16 PCI Express lanes at 2.5 Gbps per lane. In addition, the x4 analyzer can also provide traffic generation for up to x4 lanes. Because of their portability, the SPX is ideal for lab and field protocol analysis.

•

SATracer™. The SATracer was first introduced in 2001 for SATA 1.5 Gbps speed and the second generation was introduced in the fourth quarter of 2003 for 3 Gbps. SATracer is a non-intrusive protocol analysis system that facilitates efficient and accurate debug, test and verification of Serial ATA semiconductors, devices and systems.

•

SATrainer™. The SATrainer, introduced in 2003, is an add-on traffic generation module for our SATracer. It allows designers and validation engineers to transmit valid and invalid traffic to emulate host or device-side SATA communications. SATrainer features error injection capabilities that permit observation of device behavior under faulty link conditions.

•

SASTracer™. The SASTracer, our Serial Attached SCSI development product introduced in 2003, is the Company’s first system that supports the advanced protocol analysis of 1.5 and 3 Gbps SAS in 1-, 2- and 4-wide configurations. The SASTracer is able to logically group multiple related bus transactions allowing developers to quickly understand complex SAS transactions. SASTracer’s features were especially designed for the multiple ways in which SAS systems can be configured.

•

Avalanche — The Avalanche is LeCroy’s next generation serial storage analyzer that captures and displays up to 4 links of 6 Gbps and 3 Gbps SAS; and 6 Gbps, 3 Gbps and 1.5 Gbps SATA traffic. Avalanche features raw bit recording mode allowing capture of low-level bit stream traffic before it is decoded to high-level packets. Avalanche features a 4 GB recording memory and includes triggering and filtering to optimize memory efficiency further. Avalanche is available in a highly portable form factor and allows SAS and SATA disk drive vendors, silicon developers and storage integrators to quickly identify problems in their products and verify protocol behavior for faster time-to-market.

•

STX Series. The STX SAS Master and SATA Master are integrated analyzer / exerciser systems designed to address the serial storage protocol test and verification market. The STX 360 offers support Serial ATA (SATA) and Serial Attached SCSI (SAS) 1.5 and 3 Gbps signaling speeds. The flagship STX 460 offers support for 1.5, 3, and 6 Gbps SAS-2 protocol capture. The STX product family also offers target and host emulation enabling full system validation. Both STX products accommodate a high degree of configurability across protocols, speeds, and target applications.

•

USBTracer/Trainer™. The USBTracer/Trainer system, introduced in 2001, is LeCroy’s flagship USB development and test tool that provides two independent recording channels and captures all USB bus speeds. The USBTrainer is an integrated traffic generator option capable of emulating host or device traffic behaviors. The analyzer / exerciser system is used by PC vendors, USB silicon and device manufactures to test the robustness of their USB designs. The analyzer / exerciser system can be used for error injection, compatibility testing and compliance verification.

•

SBAE-30 Series. The SBAE-30 provides a complete protocol analysis and exerciser system for advanced USB development applications. In addition to supporting all USB bus speeds, the SBAE-30 provides dual USB recording channels and full support for the latest USB device class decodes. It is available with an integrated traffic generation capability that allows users to emulate USB host and device traffic. The analyzer / exerciser system can be used for error injection, compatibility testing and compliance verification.

•

Conquest™ Series. The Conquest Series is an entry-level USB protocol analyzer that supports all bus speeds, upper level protocol decoding, and an easy-to-use graphical interface. Targeted at the growing market for embedded USB designs, the Conquest is available in a Classic model for legacy USB 1.1 only protocol capture. The Standard and Advanced models add high-speed USB protocol analysis with additional features like triggering and device level decoding for more sophisticated applications.

•

UWBTracer/Trainer™. The UWBTracer system, introduced in 2006, addresses the emerging WiMedia ultra wideband and Certified Wireless USB test and debug marketplace. The UWBTracer captures and decodes wireless communications transmitted between WiMedia devices. The product is used during development of chipsets, firmware and device drivers to verify functional behavior and compliance with the specifications. The UWBTrainer is an integrated traffic generation option for the UWBTracer system recently released in August 2007.

•

AirCom™. The AirCom is an entry-level ultra wideband protocol analyzer that captures WiMedia-based UWB traffic at transfer rates from 53.3 Mbps to 480 Mbps. It features an easy-to-use graphical interface and includes a frame generator for emulating simple WiMedia traffic patterns. The AirCom features easy-mode recording for fast setup and is designed for developers getting started with WiMedia device integration.

Other Products and Services

We offer our customers a variety of complementary oscilloscope probes and accessory products. Probes provide the critical physical electrical or optical connection from the customer’s circuit to the oscilloscope. We believe our WaveLink high frequency differential probes provide the high bandwidth performance necessary to measure serial data signals in the expanding serial data communications market. We also offer digitizing modules from 150 MHz to 1 GHz bandwidths.

We also provide support, repairs, maintenance, recalibration and a variety of post sale upgrades and installations. We maintain field service centers in Chestnut Ridge, New York; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; and Shanghai, China.

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

Computer/Semiconductor/Consumer Electronics. These markets include companies providing components, interfaces, subsystems and complete products for high speed and general purpose computing, network servers, and related devices and systems. Requirements in this end market have been driven by:

•	growth in the capability and complexity of devices, which now provide a higher level of integration and functionality;

•	a dramatic increase in the use of high speed serial data communications interfaces in both the computer and semiconductor market;

•

new interface standards, which enable increased interoperability and higher levels of bandwidth between devices and peripherals, including: PCI Express, Gen I and Gen II — a high speed serial data interface for connection to high performance subsystems, such as a graphics card, inside a computer; Serial Advanced Technology Attachment (Serial ATA) — a high speed serial data interface for computer disk drives; USB 2.0 — the latest version of the Universal Serial Bus standard, a high speed computer peripheral expansion interface; Wireless USB — new wireless extension to USB that combines the speed and security of wired USB with the ease of use of wireless; XAUI — a 10 Gigabit Ethernet standard that improves the routing of electrical interconnections; and Firewire — a high-speed serial interface for computer peripheral expansion; and

•	system-on-a-chip validation.

Data Storage Devices. This market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, CDs and DVDs. Requirements in this end market are being driven by:

•	continued pressure to reduce product development life cycle time;

•	increasing need to store more information on storage media, which requires the encoding of signals to achieve higher density;

•	migration of hard disk drives to portable media applications and consumer devices, such as MP3 players and digital video recorders;

•	evolution to perpendicular magnetic recording for higher capacity storage; and

•	adoption of faster point-to-point connections through the use of the Serial ATA, and Serial Attached Storage, or SAS, interface standards.

Automotive/Industrial. The automotive market includes automobile OEMs, component suppliers to automobile OEMs and industrial equipment manufacturers. Requirements in this end market are being driven by:

•	proliferation of Electronic Control Units, or ECUs, to various automotive subsystems, such as engine control, braking, and traction control;

•	progression to networked ECUs;

•	serial data topologies managing complex inbound and outbound signals; and

•	evolution to 42 V power systems to provide adequate power with lower current.

Military/Aerospace. The military and aerospace market includes companies that provide components and systems for defense and commercial airplane applications. Requirements in this end market are being driven by:

•	applications that use complex communications signals in challenging environments;

•	extraordinarily high need for precision and reliability given the consequences of failure; and

•	need for long-term support due to long military program life.

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

We sell our oscilloscopes and protocol analyzers through our own direct sales force and manufacturers representatives in the United States. Internationally, our protocol products are sold through specialized distributors that are aligned with key customers in our end markets as well as our own direct sales force. The oscilloscope products are sold through a direct sales force in Switzerland, Germany, Italy, France, the United Kingdom, Sweden, China, South Korea and Singapore, with regional sales headquarters located in Chestnut Ridge, New York; Sunnyvale and Santa Clara, California; and Geneva, Switzerland. In Japan, we sell our products through distributors.

We support our customers through a worldwide network of specialized applications engineers. We maintain service, repair and calibration facilities in Chestnut Ridge, New York; Geneva, Switzerland; Seoul, South Korea; Kugayama, Japan; and Shanghai, China.

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

In protocol analyzers, with the acquisition of Computer Access Technology Corporation (“CATC”) in October 2004 and Catalyst Enterprises (“Catalyst”) in October 2006 (See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — CATC Acquisition and Catalyst Acquisition”), we believe we have a competitive advantage as a result of our knowledge and expertise in multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. We have a broad, vertically integrated technology base that includes the knowledge and expertise to design advanced ASICs, use programmable logic in the form of microcontrollers and programmable logic devices in real-time embedded applications, design electronic circuit boards and systems, and design and develop embedded software, software drivers and software applications. In October of 2006, LeCroy acquired Catalyst Enterprises, Inc. (“Catalyst”) to broaden its protocol product line and increase penetration of certain new customer and market segments. The combination of Catalyst with the LeCroy Protocol Solutions Group allows the combined division to bring next-generation products to market faster, and satisfy more customer requirements.

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

We have also entered into technology agreements that have provided us access to technologies that enable extremely high-speed, high-fidelity signal capture capabilities and very high throughput data movement capabilities. We intend to continue to develop and leverage such key partnerships in areas that complement or enhance our own internal strengths.

Manufacturing and Suppliers

We have consolidated and streamlined our manufacturing and operational activity to focus on our core expertise of oscilloscope and protocol analyzer product introduction and development. Our WaveMaster, WaveExpert, and WavePro oscilloscopes and related products are manufactured at our facility in Chestnut Ridge, New York. Protocol analyzer products are manufactured in both our Chestnut Ridge, NY; Santa Clara, and Sunnyvale, California facilities. Our focus on supply chain execution has allowed us to improve the cycle time required to build our instruments as well as reduce the time required to test and deliver products to our customers. For example, we have partnered with manufacturing companies in the U.S. and Asia that have allowed us to design and develop innovative products at reduced costs. This has allowed us to lower the overall costs of our products to our customers while improving our overall margin efficiency. Our WaveJet products and WaveSurfer 400s are manufactured by our strategic partner, Iwatsu, and our WaveRunner 6000A, WaveRunner Xi and WaveSurfer Xs products are manufactured by a contract manufacturer, Plexus Corporation.

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

Competition

Oscilloscopes

The oscilloscope market is highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix, Inc. (“Tektronix”) and Agilent Technologies, Inc. (“Agilent”). Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent and other competitors offer a range of products that attempt to address most sectors of the oscilloscope market.

We believe that the principal bases of competition in the oscilloscope market are a product’s performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor’s name recognition and reputation, product availability and the quality of post-sale support. We believe that we currently compete effectively with respect to each of the principal bases of competition in the oscilloscope market in the general price range ($2,900 to $128,000) in which our oscilloscopes are focused. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable “price-to-performance” ratio.

Protocol Analyzers

Our protocol analyzer markets are highly competitive, and we expect competition to intensify in the future. We compete with a number of companies, with Agilent and Finisar Corporation representing the largest competitors. These competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. We believe the principal factors of competition include:

•	Product functionality;

•	Time to market with new products;

•	Ease of product use;

•	Product speed, reliability, stability and accuracy;

•	Price performance;

•	Flexibility and programmability of products;

•	Upgradeability of products;

•	Local support and service for products; and

•	Breadth of product offerings.

We believe we compete favorably with respect to each of these factors and have gained significant market share in some of our target markets as a result. We believe our success has been driven by our vertically integrated technology, ability to generate customer loyalty and ability to anticipate market trends.

Backlog

Our backlog of unshipped customer orders was approximately $6.8 million and $11.2 million as of June 30, 2007 and 2006, respectively. Customers may cancel or reschedule orders at any time. We believe that our level of backlog at any particular time is not necessarily indicative of our future operating performance.

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

We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. We currently hold 72 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications. Although none of our products depends exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage.

We license or otherwise acquire key enabling technologies from third parties in order to gain access to technologies that would be too expensive or too time consuming to develop internally or that would give us a competitive advantage or shorten our product development time-to-market. Our key licenses include a license agreement with Perigee LLC pursuant to which we license fast data readout technology for use in our WaveRunner 6000 Series family of products. This license is perpetual. We also license a patent from William A. Farnbach, which relates to the triggering characteristics of an oscilloscope. This license extends for the term of the patent, which expires in October 2008. The capabilities licensed or otherwise acquired through these agreements, and additional license agreements we entered into, could be developed by us, but would require considerable time and expense.

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

Employees

As of June 30, 2007, we had 433 full-time employees, 177 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are satisfactory.

Investor Information

Our Internet website address is www.lecroy.com. We make available, free of charge on our website, by clicking on “About LeCroy” and then selecting the “Investor Relations” link and the “SEC Filings” link, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission, or SEC.

Executive Officers of the Registrant

Unless otherwise set forth, below are the name, age, position, and a brief account of the business experience of each of our executive officers as of August 31, 2007:

Name	Age	Position(s)
Thomas H. Reslewic	48	President; Chief Executive Officer and Director
Carmine J. Napolitano	39	Vice President, General Manager-Protocol Solutions Group
Roberto Petrillo	48	Vice President, Sales, Americas, Europe, Middle East and Africa
David C. Graef	50	Vice President, Chief Technology Officer
Sean B. O’Connor	42	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Conrad J. Fernandes	46	Vice President, General Manager-Oscilloscope Division
Corey L. Hirsch	50	Vice President, Chief Information Officer

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

Carmine J. Napolitano was appointed Vice President and General Manager of LeCroy’s Protocol Solutions Group in August 2006. Previously he held the position of Vice President, President — Serial Data Division, with the acquisition of CATC in November 2004, (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — CATC Acquisition,”) having served as a CATC Director, President and Chief Executive Officer since July 2004. Mr. Napolitano joined CATC in September 2002 as Vice President, Chief Financial Officer and Secretary. He was named Chief Legal Officer in August 2003 and was promoted to President in November 2003. Before joining CATC, from August 1995 until August 2002, Mr. Napolitano was Vice President of Finance & Administration and Chief Financial Officer at Centric Software, a leader in collaborative product development software. Mr. Napolitano received a Bachelor of Science in Mechanical Engineering from the University of California, Santa Barbara and an Master of Business Administration in Finance from New York University.

Roberto Petrillo was appointed Vice President Sales, Americas, Europe, Middle East and Africa in January 2007. Previously he held the position of Vice President - LeCroy EMEA (Europe, Middle East and Africa) since August 2002. Mr. Petrillo held various sales management positions during an 11-year tenure with another leading oscilloscope manufacturer where he led the European Telecommunication Business Unit and the European Indirect Channel teams that generated $100 million in annual revenue. Earlier in his career, Mr. Petrillo also worked for Hewlett Packard as an Account Manager. Prior to HP, Mr. Petrillo worked at GTE Telecommunication as an R&D Electronic Engineer. Mr. Petrillo has a Bachelor of Electronic Engineering degree and an MBA from Pacific Western University in California.

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

Sean B. O’Connor was appointed Vice President, Finance and Chief Financial Officer in November 2005. Previously he served as Vice President, Legal Affairs and Chief Compliance Officer and from August 2001 to May 2005, he served as the Company’s Tax Director. Prior to joining LeCroy, he was an attorney at the law firm of McDermott Will and Emory. Previously Mr. O’Connor served as Director of Taxation and Finance at Movado Group and as a senior consultant in the New York office of PricewaterhouseCoopers LLP. Mr. O’Connor, a CPA, received his B.B.A. from Pace University and his J.D. from Seton Hall University School of Law.

Conrad J. Fernandes was appointed Vice President, General Manager-Oscilloscope Division in April 2007. Previously he served as Vice President of Corporate Development and Strategy from August 2006 through March 2007, and as Vice President, Worldwide Sales from July 2001 to August 2006, Vice President, International Sales from 1999 until 2000, Director of Asia / Pacific Sales from 1994 until 1999 and Product Marketing Manager from 1990 until 1994. Mr. Fernandes has a Bachelor of Electronic Engineering degree and a Master of Business Administration degree from City University of London.

Dr. Corey L. Hirsch has served as Vice President, Information Systems and Facilities since January 2002, and was named Chief Information Officer in May 2005. He joined LeCroy in September 2001, after a 24-year tenure with another leading oscilloscope manufacturer, most recently as Director of European Operations, and Acting European Vice President. He completed his Doctorate degree in Business Administration from Brunel University, London and his Masters in Business Administration from the University of Oregon, and has recently earned a Certification in Information Security Management (CISM) from the Information Systems Audit and Control Association (ISACA).

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Form 10-K when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock and convertible note could decline and you may lose all or part of your investment.

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

Our past operating results, including our gross profits, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross profits will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price to fluctuate. The primary factors that affect our operating results include the following:

•	changes in overall demand for our products;

•	the timing of the announcement, introduction and market acceptance of new products by us or competing companies;

•	the timing and magnitude of research and development expenses;

•	changes in the estimation of the future size and growth rates of our markets;

•	changes in our production efficiency;

•	disruptions in operations at any of our facilities or the facilities of any of our contract manufacturers for any reason;

•	changes in the selling prices of our products; and

•	changes in foreign currency exchange risks.

In addition, we have historically experienced somewhat lower activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and market activity during the summer months, particularly in Europe. We believe this seasonal aspect of our business is likely to continue in the future.

Our common stock price may be subject to significant fluctuations and volatility.

The market price of our common stock fluctuates significantly. The stock price could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	historically low trading volume in our stock relative to alternative investments;

•	announcements of developments related to our business, including additions or departures of key personnel;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	sales by competitors, including sales to our customers;

•	sales of common stock into the public market, including those by directors and members of management;

•	developments in our relationships with our customers, partners, distributors and suppliers;

•	shortfalls or changes from analysts’ expectations in revenue, gross profits, earnings or losses, or other financial results;

•	changes to or discontinuance of our recent stock repurchase program;

•	regulatory developments;

•	fluctuations in results of operations;

•	failure to meet our financial obligations under any loans or financing agreements;

•	trends in the seasonality of our sales; and

•	general conditions in our market or the markets served by our customers.

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

We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of June 30, 2007, we recorded approximately $12.6 million of net deferred tax assets related to the future tax benefit of certain temporary differences between our financial statements and our tax returns. Realization of our deferred tax assets is mainly dependent on our ability to generate future taxable income. As of June 30, 2007, we recorded a valuation allowance of approximately $1.7 million to reserve for those deferred tax assets we believe are not more likely than not to be realized in future periods. An additional valuation allowance would be recorded if it was deemed more likely than not that some or all of our deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Consolidated Statements of Operations, which would have an adverse impact on our operating results.

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

We market and sell our products and services outside the United States, and currently have employees located in China, France, Germany, Italy, Japan, Singapore, South Korea, Sweden, Switzerland and the United Kingdom. Many of our customers and licensees are located outside the United States. As part of our strategy, we have expanded our international sales, particularly in China. We face numerous risks in doing business outside the United States, including:

•	dependence on sales representatives or foreign distributors and their sales channels;

•	longer accounts receivable collection cycles;

•	less effective and less predictable recognition, protection and enforcement of intellectual property rights, specifically in areas of Asia and particularly in China;

•	trade protection measures, import or export licensing requirements, tariffs and other trade barriers;

•	highly cyclical business environments;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	strengthening of the U.S. dollar, which could make our products more expensive;

•	changes in the political or economic condition of a specific country or region, particularly in emerging markets; and

•	potentially adverse tax consequences.

Such factors could cause our future international sales to decline.

We may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. In the recent past, these countries have conducted military exercises in or near the others’ territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargoes, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying shipment of our products to or through these areas and/or reducing our sales in these areas.

Our business practices in international markets subjects us to the requirements of additional regulation. If we or any of our employees are found to have violated these regulations, we could be subject to significant fines and other penalties.

We manufacture certain products in the United States, and sell our products and purchase parts, components and sub-assemblies in a number of foreign countries. Our international activities subject us to United States export control restrictions and various significant international, federal, state and local regulations, including but not limited to health and safety, product content, labor and import/export regulations. In certain cases, we may not be permitted to export products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. The export of our high-performance oscilloscopes from the United States, which accounts for a material portion of our internationally derived revenue, is also subject to regulation under the Treaty for Nuclear Non-Proliferation. However, only a small portion of those oscilloscopes are sold in countries where that treaty restricts the end-user. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market. We cannot be certain that the U.S. government will approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. Our international sales and, because approximately two-thirds of our revenue is derived from sales outside the United States, our sales in general, could be materially harmed by our inability to obtain required licenses or by the costs of compliance.

The regulations related to our international sales are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operation or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carryon or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

We depend on single-source suppliers for some of our products, and the loss of these suppliers could harm our business by interrupting or terminating our manufacture of those products.

We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by International Business Machines (“IBM”). Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. Some of the businesses we acquire may not have historically accounted for their business in the manner we account for our business, which may mean that these financial statements are not representative of what their financial results would have been if they had been our subsidiary for such periods. For example, on October 2, 2006, we acquired all of the outstanding shares of common stock of Catalyst, an entity that did not maintain its financial statements in accordance with U.S. GAAP nor did it have audited financial statements. As a result of our acquisition of Catalyst, and other similar transactions that we consummate in the future, our financial results may differ from the investment community’s expectations in a given quarter and year. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of the newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than $40.6 million available under our revolver with Manufacturers and Traders Trust Company, and the other lenders party thereto, which is subject to a borrowing base, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

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

In connection with the sale of our 4.00% Convertible Senior Notes, we have incurred new indebtedness of $72.0 million. The degree to which we are leveraged could, among other things:

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

The notes are effectively subordinated to all liabilities of our subsidiaries and to our secured debt and do not restrict certain corporate actions such as the payment of dividends and issuance of new debt.

None of our subsidiaries guarantee our obligations under, or have any obligation to pay amounts due on, the notes. As a result, the notes are “structurally subordinated” to all indebtedness and other liabilities, including trade payables and lease obligations, of our existing and future subsidiaries (unless such indebtedness is by its terms subordinated to the notes). In addition, the notes are not secured by any of our assets or those of our subsidiaries. As a result, the notes are effectively subordinated to our $50.0 million credit facility and any secured debt that we or our subsidiaries incur. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes, payment on the notes could be less, ratably, than on any secured indebtedness. We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. After giving effect to the incurrence of indebtedness in connection with the Catalyst acquisition and the issuance of the notes and the application of proceeds therefrom, at June 30, 2007, the aggregate principal amount of secured debt of LeCroy is approximately $9.4 million and we had approximately $3.5 million of other indebtedness, excluding the notes, and our subsidiaries had trade payables and other accrued liabilities (excluding obligations that are inter-company in nature) of approximately $9.1 million in the aggregate.

In addition, the indenture does not restrict us or any of our subsidiaries from paying dividends or issuing or repurchasing securities. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. Certain of our other debt instruments may, however, restrict these and other actions.

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

If you hold notes, you will not be entitled to any rights with respect to our common stock, but you will be subject to all changes made with respect to our common stock.

If you hold notes, you will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but you will be subject to all changes affecting the common stock. You will only be entitled to rights on the common stock if and when we deliver shares of common stock to you in exchange for your notes and in limited cases under the anti-dilution adjustments of the notes. For example, in the event that an amendment is proposed to our certification of incorporation or bylaws requiring stockholder approval and the record date for determine the stockholders of record entitled to vote on the amendment occurs prior to delivery of the common stock, you will not be entitled to vote on the amendment, although you will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

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

Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us and the estimated remediation cost was reserved for after the sale of the Vigilant Networks business and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse affect on our results of operations.

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

One of our key strategies is to expand our addressable portion of the oscilloscope and protocol analysis markets by introducing new products such as sampling oscilloscopes and protocol exercisers and probes. We have in the past withdrawn product lines due to implementation and financial concerns. The success of our new product offerings will depend on a number of factors, including our ability to identify customers’ existing and future needs properly and quickly, timely manufacture and deliver products that address these needs in sufficient volumes, differentiate offerings from competitors’ offerings, price products competitively and anticipate competitors’ development of new products or technological innovations.

Without the timely introduction of competitive products, our products may become technologically obsolete.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product announcements and introductions and changing industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to introduce competitive products timely, customers may defer placing orders in anticipation of future releases or may purchase products from competitors. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

•	difficulties in allocating engineering resources and overcoming resource limitations; and

•	difficulties in hiring and retaining necessary technical personnel.

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

We have historically engaged in intense competition with Tektronix. Some of our senior managers, including our chief executive officer, are former employees of Tektronix. In fiscal 1994, we settled litigation with Tektronix alleging that our oscilloscope products infringed certain patents held by Tektronix by entering into a license agreement for the right to use that intellectual property. In fiscal 2005, we settled intellectual property litigation with Tektronix in which both sides claimed patent infringement. This settlement is described in more detail in Note 21 to the Consolidated Financial Statements.

We believe that the principal bases of competition in the oscilloscope and protocol analysis markets are a product’s performance (bandwidth, sample rate, memory length and processing power), its price and quality, the vendor’s name recognition and reputation, product availability and the quality of post-sale support. If any of our competitors surpass us or are perceived to have surpassed us with respect to one or more of these factors, we may lose customers. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and protocol analyzers and our ability to offer high-performance products timely and at a favorable “price-to-performance” ratio. We cannot assure that we will continue to compete effectively.

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

ITEM 2. PROPERTIES.

We own our executive offices and manufacturing facility, which is an approximately 88,000 square foot building in Chestnut Ridge, New York. Pursuant to our secured credit agreement with Manufacturers Traders and Trust and other syndicated lenders, we granted the banks a security interest in this property. In addition, we lease other office space around the world to support our local sales and service operations and to support our research and development activities. Our Santa Clara and Sunnyvale, California premises also serve as a manufacturing facility for a limited number of products. We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal 2007, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “LCRY.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Market. As of August 29, 2007, there were 376 stockholders of record of our common stock.

	High	Low
Year Ended June 30, 2006:
First Quarter	$15.98	$13.72
Second Quarter	16.32	14.41
Third Quarter	15.88	13.78
Fourth Quarter	15.42	11.78

Year Ended June 30, 2007:
First Quarter	$14.03	$12.30
Second Quarter	13.88	10.95
Third Quarter	11.50	8.22
Fourth Quarter	9.72	8.24

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

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during fiscal 2007. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2006 to July 31, 2006	24,000	$13.56	24,000	1,833,717
August 1, 2006 to August 31, 2006	22,000	$13.01	22,000	1,811,717
September 1, 2006 to September 30, 2006	—	—	—	1,811,717
October 1, 2006 to October 31, 2006	850,000	$11.64	850,000	961,717

Total	896,000	$11.73	896,000	961,717

Equity Compensation Plan Information

Information regarding LeCroy’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled “Executive Compensation — Equity Compensation Plan Information” in LeCroy’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after LeCroy’s fiscal year end of June 30, 2007 (the “Proxy Statement”), which information is incorporated herein by reference.

Convertible Notes

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

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Subject to the terms of our revolving credit agreement, our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. Under the terms of our bank credit agreement, we are not permitted to declare or pay dividends other than dividends payable solely in additional shares of our equity securities.

Performance Graph

The performance graph set forth below compares the cumulative total stockholder return of our Common Stock for the last five fiscal years through the fiscal year ended June 30, 2007 with that of the U.S. Nasdaq® stock market index, and a peer group comprising the S&P Information Technology index. The graph assumes an investment of $100 on June 30, 2002 and the reinvestment of dividends (where applicable). The comparisons in this table are set forth in response to SEC disclosure requirements, and are not intended to forecast or be indicative of future performance of the Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data as of and for the year ended for each fiscal year presented has been derived from our consolidated financial statements for each of the years in the five-year period ended June 30, 2007. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Year Ended June 30,
	2007(5)(6)	2006(5)	2005(5)	2004	2003
(In thousands, except per share amounts)

Revenues:
Test and measurement products	$144,651	$153,441	$156,440	$117,290	$98,281
Service and other(1)	6,649	7,095	8,538	7,650	9,578

Total revenues	151,300	160,536	164,978	124,940	107,859
Cost of revenues(2)(7)	69,419	63,476	73,632	52,594	50,989

Gross profit	81,881	97,060	91,346	72,346	56,870
Operating expenses:
Selling, general and administrative(3)(7)	55,369	51,622	57,341	43,997	41,422
Legal settlement	—	2,792	1,000	—	—
Research and development(4)(7)	36,685	30,123	28,050	15,760	18,226

Total operating expenses	92,054	84,537	86,391	59,757	59,648

Operating (loss) income	(10,173)	12,523	4,955	12,589	(2,778)
Loss on extinguishment of debt	(997)	—	—	—	—
Interest income	124	813	564	716	912
Interest expense	(4,293)	(3,096)	(2,742)	(720)	(675)
Other, net	(99)	(204)	238	(7)	(321)

(Loss) income from continuing operations before income taxes	(15,438)	10,036	3,015	12,578	(2,862)
Benefit from (provision for) income taxes	2,231	(3,463)	(872)	(4,653)	1,059

(Loss) income from continuing operations	(13,207)	6,573	2,143	7,925	(1,803)
Gain from discontinued operations, net of tax	—	—	—	119	129

Net (loss) income	(13,207)	6,573	2,143	8,044	(1,674)
Charges related to convertible preferred stock	—	—	—	—	2,069
Redemption of convertible preferred stock	—	—	—	7,665	—

Net (loss) income applicable to common stockholders	$(13,207)	$6,573	$2,143	$379	$(3,743)

Net (loss) income per common share — basic:
(Loss) income from continuing operations applicable to common stockholders	$(1.13)	$0.54	$0.18	$0.02	$(0.37)
Gain from discontinued operations, net of tax	—	—	—	0.01	0.01
Net (loss) income applicable to common stockholders	(1.13)	0.54	0.18	0.04	(0.36)
Net (loss) income per common share — diluted:
(Loss) income applicable to common stockholders	$(1.13)	$0.53	$0.17	$0.02	$(0.37)
Gain from discontinued operations, net of tax	—	—	—	0.01	0.01
Net (loss) income applicable to common stockholders	(1.13)	0.53	0.17	0.03	(0.36)
Weighted average number of common shares:
Basic	11,702	12,218	11,774	10,754	10,364
Diluted	11,702	12,474	12,258	11,074	10,364

	As of June 30,
	2007	2006	2005	2004	2003
(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$10,448	$16,972	$13,866	$38,100	$30,851
Working capital	54,710	46,997	44,313	69,916	62,831
Total assets	231,319	201,974	193,168	129,793	122,152
Total debt and capital leases	85,029	38,130	45,489	196	291
Redeemable convertible preferred stock	—	—	—	—	15,335
Total stockholders’ equity	112,731	129,703	116,818	101,608	80,514

(1)	Service and other revenue in each of fiscal 2005, 2004, and 2003 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as of the beginning of fiscal 2001. Fiscal 2006 includes recognition of the remaining balance of $0.7 million of previously deferred revenue under SAB 101. Also included in service and other revenue in fiscal 2003 is a technology license fee of $3.0 million.

(2)	Cost of revenues in fiscal 2007 includes a $0.4 million charge for severance and other related charges. Cost of revenues in fiscal 2006 includes a $0.1 million charge for severance and other related charges. Cost of revenues in fiscal 2005 includes $2.7 million of charges for inventory write-downs related to a change in our long-term product support, $1.8 million in other inventory write-downs, $1.5 million of asset impairment charges, and a $0.1 million charge for severance and other related charges. Included in cost of revenues in fiscal 2003 is $2.3 million of asset impairment charges and a $0.1 million charge for severance.

(3)	In Selling, general and administrative expense in fiscal 2007, 2006 and 2005, we recorded a charge for severance and other related costs of $1.4 million, $0.2 million and $1.5 million, respectively. Included in selling, general and administrative expense in fiscal 2004 is the reversal of an unused 2002 restructuring reserve of $0.1 million. In fiscal 2003, we recorded a $0.3 million charge related to the cost of closing our Beaverton, Oregon facility and a $2.4 million charge for severance, partially offset by the reversal of an unused 2002 restructuring reserve of $0.1 million.

(4)	Research and development in each of fiscal 2007, 2006, 2005, 2004 and 2003 includes severance-related charges of $0.5 million, $0.1 million, $0.1 million, zero, $0.7 million and $0.2 million, respectively.

(5)	Results for fiscal 2007, 2006 and 2005 include Computer Access Technology Corporation (“CATC”) acquired October 29, 2004 (See “CATC Acquisition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(6)	Results for fiscal 2007 include Catalyst Enterprises, Inc. (“Catalyst”) acquired October 2, 2006 (See “Catalyst Acquisition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(7)	Results for fiscal 2007 and 2006 include the effect of SFAS 123(R), “Share-based Compensation,” which was adopted by the Company on July 3, 2005. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the years ended June 30, 2007 and 2006 was $5.2 million and $5.3 million, respectively. In fiscal 2007, share-based compensation expense of approximately $0.1 million was recorded to Cost of revenue, $3.4 million was recorded to Selling, general and administrative, and $1.6 million was recorded to Research and development. Additionally, in fiscal 2006, share-based compensation expense of approximately $0.1 million was recorded to Cost of revenue, $3.6 million was recorded to Selling, general and administrative, and $1.7 million was recorded to Research and development. See Note 14 to our Consolidated Financial Statements for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-K and the documents incorporated by reference herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-K.

We utilize fiscal years that end on the Saturday nearest to June 30. For clarity of presentation, we have described all fiscal years as if they end on June 30. Fiscal years 2007 and 2006 each include 52 weeks. Fiscal year 2005 includes 53 weeks.

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

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers’ representatives and distributors in certain geographic areas. We divided the world into four areas — North America, Europe/Middle East, Japan and Asia/Pacific. In North America we sell our products directly in the United States and are in the early stages of developing a strong manufacturers’ representative channel. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products through distributors. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

We generate revenue in a single segment within the Test and Measurement market, primarily from the sale of our oscilloscopes, protocol analyzers, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.

Generally, we transact revenues and pay our operating expenses in the local currencies of the countries in which we have a direct distribution presence or other operations, with limited exceptions, most notably in China where our sales and operating expenses are denominated in U.S. dollars. In Europe/Middle East, we transact business in Euros, Swiss francs, British pounds, Swedish krona and U.S. dollars. In Japan, we transact business in Japanese yen. In South Korea, we transact business in Korean won and in Singapore, we transact business in both U.S. dollars and Singapore dollars. For a discussion of our foreign currency exchange rate exposure, see below, Item 7A of this Part II entitled “Quantitative and Qualitative Disclosure About Market Risk.”

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

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, changing our future product strategy, and reducing operating expenses from time to time. As an example, in fiscal 2007 and 2006 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2007 and 2006, see the Section entitled “Restructuring and Asset Impairment,” below.

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

In furtherance of our drive to meet our customers’ changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004 and October 2, 2006, we completed the acquisitions of Computer Access Technology Corporation (“CATC”) and Catalyst Enterprises, Inc. (“Catalyst”), respectively, to complement our expanding portfolio of serial data test solutions. This division, Protocol Solutions Group (“PSG”), now represents about 20% of our total business. The acquisitions of CATC and Catalyst are described more fully below. In March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that included the rights to a new low-end product line, ‘ViewGo,’ re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement.

Also in fiscal 2006, we transformed our entire low and mid-range product lines by introducing a new line of WaveRunners and WaveSurfers and adding the new WaveJet product line noted above. Additionally, we expanded our high-end product line by introducing the SDA18000. We believe that our diversified product mix strategically positions us to expand our presence in the oscilloscope market.

CATC Acquisition

On October 29, 2004, we completed our acquisition of 100% of the outstanding common stock of CATC (the “CATC Merger”). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC’s products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the CATC Merger.

Total consideration paid to acquire CATC was approximately $130.0 million. The CATC Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the CATC Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, we paid cash to the holders of CATC’s outstanding, vested, in-the-money stock options and employee stock purchase plan purchase rights. Further, we assumed CATC’s outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the “LeCroy Options”). The LeCroy Options were recorded at their fair values using the Black-Scholes option pricing model based on a stock price of $16.83 per share, which was the closing price of LeCroy common stock on October 29, 2004, less the intrinsic value of unvested options, which was to be charged as compensation expense to operations as earned by employees over their remaining vesting periods. As a result of the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values, the remaining unamortized deferred compensation was eliminated against Additional paid-in capital in the Consolidated Balance Sheet in the first fiscal quarter of 2006 and the fair value of remaining unvested LeCroy options is being recognized in our consolidated financial statements over the remaining requisite service period. (See “Critical Accounting Policies” below). LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under our $75.0 million senior, secured, five-year credit agreement entered into on October 29, 2004, with the lenders listed therein and JP Morgan Chase Bank, N.A., successor to The Bank of New York, as administrative agent for such lenders. For more information see Notes 2 and 13 to the Consolidated Financial Statements.

Catalyst Acquisition

On September 29, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst, and Nader Salehomoum, as Equityholder Representative, pursuant to which Sub merged with and into Catalyst (the “Catalyst Merger”), with Catalyst continuing as the surviving corporation and as a 100% owned subsidiary of the Company. Catalyst is a manufacturer of data bus analysis and emulation tools for advanced serial data communications and strengthens the Company’s position in protocol solutions.

The Catalyst Merger was recorded under the purchase method of accounting, which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On October 2, 2006, the effective date of the Catalyst Merger, all shares of common stock of Catalyst issued and outstanding immediately prior to the Catalyst Merger were exchanged for approximately $26.7 million in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration was placed into escrow for the twelve-month period following the closing of the Catalyst Merger to secure certain indemnification obligations under the terms of the Merger Agreement.

LeCroy paid cash of $31.5 million, including direct transaction costs of $2.6 million, net of cash acquired of $1.0 million, using proceeds from the Revolver under the Prior Credit Agreement (Note 13 — Long-term Debt and

Capital Leases), issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and current employee of the Company and assumed the fair value of certain vested Catalyst stock options totaling $0.5 million. For more information see Notes 3 and 13 to the Consolidated Financial Statements.

Restructuring and Related Asset Impairment

In the fourth quarter of fiscal 2007, we changed our sales strategy in Japan which resulted in the closure of certain office facilities, which included lease termination costs, and headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, we recorded severance and related expenses, of approximately $0.1 million, and facility closure costs of approximately $0.2 million. As of June 30, 2007, approximately $8,000 has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2008. Additionally, in the fourth quarter of fiscal 2007, an intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, the Company took a $0.3 million non-cash charge to Cost of revenues for the impairment.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, we evaluated certain business processes and staffing requirements. As a result, we recorded severance and related expenses, of approximately $1.6 million. The implementation of this plan resulted in headcount reductions of 33 employees or 7.2% of the workforce as compared to June 30, 2006. As of June 30, 2007, approximately $0.8 million has been paid in cash and approximately $0.7 million remains in Accrued expenses and other current liabilities, and approximately $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the first quarter of fiscal 2009.

In the second quarter of fiscal 2007, as a result of a change in the Company’s organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to June 30, 2006. Severance and other related amounts under this plan were fully paid by the end of fiscal 2007.

During the fourth quarter of fiscal 2006, the Company realigned some of its business processes and as a result, incurred severance and related expenses of approximately $0.4 million. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of June 30, 2007, severance and other related amounts under this plan were fully paid.

During the fourth quarter of fiscal 2005, the Company realigned some of its business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. As of June 30, 2007, severance and other related amounts under this plan were fully paid and assets have been written-off.

Finally, during the second quarter of fiscal 2005, as a result of the CATC Merger, the Company adopted a plan to restructure its organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and related expenses in fiscal 2005 of approximately $0.6 million. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of June 30, 2007, severance and other related amounts under this plan were fully paid. Additionally, in the second quarter of fiscal 2005, as a result of a change in the Company’s organization stemming from the CATC Merger and a subsequent change in the Company’s low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge to Cost of revenues for the impairment of a related intangible asset.

The below table summarizes our restructuring charges and related asset impairment for the fiscal years ended June 30, 2007, 2006 and 2005 (in thousands):

	Fiscal Year
	2007	2006	2005
Charges for:
Impaired intangible assets	$250	$––	$1,500
Service center closure	––	––	59
Severance and related costs	358	77	18

Cost of revenues	$608	$77	$1,577

Charges for:
Severance and related costs	$467	$127	$77

Research and development	$467	$127	$77

Charges for:
Severance and related costs	$1,248	$176	$1,328
Facility closure	156	––	171

Selling, general and administrative	$1,404	$176	$1,499

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

In the first quarter of fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” Lease and rental revenues are reported within Test and measurement product revenue.

Through March 31, 2005, we deferred revenue on shipments of our WaveSurfer family of oscilloscopes until they were sold by the distributor to their customers (“sell-through method”) because of the associated uncertainty about sell-through volumes which precluded us from being able to sufficiently estimate the amounts of potential product returns due to the fact that this was a new product distributed via a new channel. In the fourth quarter of fiscal 2005, since we had four full quarters of experience with this product and channel with no significant returns, we had sufficient data to estimate potential returns. Therefore, in accordance with SFAS No. 48, we recognized previously deferred revenue of approximately $2.6 million in the fourth quarter of fiscal 2005.

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

Due to the significant software content of our protocol analyzer products, we recognize revenue on the sale of these products in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by Statement of Position 98-9, upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

Net Reserves on Accounts Receivable. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was approximately $0.9 million and $0.5 million at June 30, 2007 and 2006, respectively. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our financial condition, results of operations and cash flows.

Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory on a quarterly basis and provide an allowance for the value of estimated excess and obsolete raw materials and work in process inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with our manufacturing department to maximize recovery of excess inventory. Based upon management’s forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory’s quantity and its forecasted usage are classified as excess. The allowance for excess and obsolete inventory was $2.7 million and $1.6 million at June 30, 2007 and 2006, respectively. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

Deferred Tax Assets. We have recorded approximately $17.6 million of deferred tax assets as of June 30, 2007 for the future tax benefits of certain expenses reported for financial statement purposes that have not yet been deducted on our tax returns. Significant components of our deferred tax assets are federal, state and foreign net operating loss and credit carryforwards, inventory reserves and other reserves. The recognition of this deferred tax asset is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax deductions. The factors that management considers in assessing the likelihood of realization include the forecast of future taxable income, reversal of taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this information, we have recorded a valuation allowance of $1.7 million as of June 30, 2007 to reserve for certain tax credits and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our results of operations when made.

Valuation of Long-Lived and Intangible Assets. We assess the recoverability of our long-lived assets and intangible assets with finite lives (including technology, manufacturing and distribution rights and patents and other intangibles) whenever events or changes in circumstances indicate that the carrying values may not be recoverable, but not less than once annually. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets and intangible assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. Management estimates the undiscounted cash flows of these rights on the basis of actual and forecasted production units as well as the average selling price and standard costs of the related products after the amortization of the rights to determine profitability. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. We recognized intangible asset impairments of $0.3 million and $1.5 million in fiscal 2007 and 2005, respectively, due to changes in product strategy, which eliminated the usefulness and value of the assets. There were no impairment indicators during the fiscal year ended June 30, 2006.

Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill to be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We have one reporting unit for the purposes of SFAS No. 142 because none of the components of our operating segment constitute a business for which discrete financial information is available and for which segment management regularly reviews the results of operations.

The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS No. 142) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We completed the annual impairment test required under SFAS No. 142 during the fourth quarter of fiscal 2007 after completion of our annual financial operating plan and determined that there was no impairment to our recorded goodwill balance of $105.9 million at June 30, 2007. We use a fair value-based test using our market capitalization to estimate the Company’s fair value. There were no impairment indicators during the fiscal year ended June 30, 2007. We did, however, during the fourth quarter of fiscal 2007 and 2006, reduce our CATC goodwill by approximately $0.1 million and $0.4 million, respectively, as a result of a reversal of a pre-acquisition tax contingency reserve.

Warranty. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability and for new products, published (by a third party) expected failure rates. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims, review estimates of costs to repair and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was $1.2 million, $1.0 million and $1.0 million at June 30, 2007, 2006 and 2005, respectively. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Share-based Compensation Expense. In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R, “Share-based Payment”, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Actual forfeitures and fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of the adoption date is being recognized over the remaining service period after the adoption date. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the year ended June 30, 2007 was $5.2 million.

Results of Operations

The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

	Year Ended June 30,
	2007	2006	2005
Revenues:
Test and measurement products	95.6%	95.6%	94.8%
Service and other	4.4	4.4	5.2

Total revenues	100.0	100.0	100.0
Cost of revenues	45.9	39.5	44.6

Gross profit	54.1	60.5	55.4
Operating expenses:
Selling, general and administrative	36.6	32.2	34.8
Legal settlement	—	1.7	0.6
Research and development	24.2	18.8	17.0

Total operating expenses	60.8	52.7	52.4
Operating (loss) income	(6.7)	7.8	3.0
Interest income	0.1	0.5	0.3
Interest expense	(2.8)	(1.9)	(1.7)
Loss on extinguishment of debt	(0.7)	—	—
Other, net	(0.1)	(0.1)	0.2

Other expense, net	(3.5)	(1.5)	(1.2)

(Loss) income before income taxes	(10.2)	6.3	1.8
Benefit from (provision for) income taxes	1.5	(2.2)	(0.5)

Net (loss) income	(8.7)%	4.1%	1.3%

Comparison of Fiscal Years 2007 and 2006

Total revenues were $151.3 million for the year ended June 30, 2007, compared to $160.5 million in the prior year, a net decrease of 5.8%, or $9.2 million. The total decrease in revenue was partially offset by revenue derived from the Catalyst acquisition which mitigated the impact by 5.6% and favorable currency fluctuation of 1.9%. Revenues from Test and measurement products decreased 5.7% to $144.7 million in fiscal 2007 from $153.4 million in fiscal 2006. The decrease in Test and measurement products was mainly due to a reduction in shipments to our disk drive customers as a result of decreased demand, the longer than anticipated time to finalize our new distributor arrangement in Japan, and the reduction in the average selling prices in our high-end products which have been impacted by competitive pressure in the marketplace. Additionally, mid- and low-end products have not penetrated the market fully, and there has been lower than expected demand from our next generation products and serial data protocol solutions. These decreases were partially offset by the addition of revenue from our September 2006 acquisition of Catalyst as noted above.

Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue decreased by 6.3%, or $0.4 million, to $6.6 million in fiscal 2007 from $7.1 million in fiscal 2006, primarily as a result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The fiscal year ended June 30, 2007 did not include revenue related to this previously deferred revenue as it was fully amortized as of March 31, 2006. Fiscal 2006 included $0.7 million of revenue recognized from previously deferred revenue.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

	Year Ended June 30,			Year Ended June 30,
	2007	2006		2007	2006
North America	$50,891	$51,795	North America	33.6%	32.3%
Europe / Middle East	51,899	48,767	Europe / Middle East	34.3	30.4
Japan	16,929	22,043	Japan	11.2	13.7
Asia / Pacific	31,581	37,931	Asia / Pacific	20.9	23.6

Total revenues	$151,300	$160,536	Total revenues	100.0%	100.0%

Our geographic revenues were lower in North America, Japan and Asia/Pacific. This decrease was mainly attributable to a slower than anticipated ramp up of sales via our indirect selling channel of our mid- to low-end product line, the longer than anticipated time to finalize our distribution strategy in Japan, as well as a decrease in the average selling prices in the high-end product line. Europe/Middle East was the exception where our operations have incorporated our diverse product lines through indirect and direct channels more effectively.

Gross profit for the year ended June 30, 2007 was $81.9 million, or 54.1% gross margin, compared to $97.1 million, or 60.5% gross margin, for the same period last year. The lower gross margin in fiscal 2007 was primarily attributable to $3.4 million of costs associated with inventory write-downs and the elimination of a product line, $0.3 million charge for the impairment of an intangible asset, $0.4 million relating to the implementation of a restructuring plan and the balance primarily due to lower sales volume and the impact of lower average selling prices on our high end products, partially offset by incremental profit from sales of Catalyst protocol analyzers. In the fiscal 2006 period there were no similar write-downs affecting gross margin; however, in 2006, we received price reductions from a vendor for inventory purchases which increased our overall gross margin on resulting product sales by 1.0%.

Selling, general and administrative (“SG&A”) expense increased 7.3%, or $3.7 million, from $51.6 million in fiscal 2006 to $55.4 million in fiscal 2007. The increase was primarily attributable to $1.4 million of restructuring charges prompted by the acquisition of Catalyst as well as the reorganization of our Japan facility, $1.9 million of increased commissions for the addition of the manufacturers’ representative channel and employee commission, $0.7 million of freight expenses and additional SG&A expenses related to Catalyst. These increases were primarily offset by a decrease of $0.7 million related to non-cash share-based compensation expense and a decrease of approximately $1.0 million related to legal and consulting expenses. As a percentage of sales, SG&A expense increased from 32.2% in the year ended June 30, 2006 to 36.6% in the year ended June 30, 2007.

Legal settlement expense of $2.8 million, for the year ended June 30, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property and other assets relating to Iwatsu’s ‘ViewGo’ product line. There was no similar charge in the fiscal 2007 period. (See Note 20 to the Consolidated Financial Statements for more information.)

Research and development (“R&D”) expense increased 21.8%, or $6.6 million, from $30.1 million in fiscal 2006 to $36.7 million in fiscal 2007. This increase in expense is primarily due to a $4.0 million charge for acquired in-process research and development (“IPR&D”) related to the Catalyst acquisition, $0.3 million of restructuring charges and additional expenses related to Catalyst. Additionally, expenses incurred for prototype materials and supplies used for several product launches in the beginning of the year contributed to the overall increase. There was no similar IPR&D charge in the fiscal 2006 period. As a percentage of total revenues, research and development expense increased from 18.8% in fiscal 2006 to 24.4% in fiscal 2007.

Other expense, net, which consists primarily of interest income and expense and foreign exchange gains and losses, was approximately $5.3 million for the year ended June 30, 2007, compared to $2.5 million for fiscal 2006. Other expense, net for the current year is comprised primarily of interest expense of approximately $4.3 million, compared to approximately $3.1 million last year, which increase is due to a the issuance of $72.0 million of convertible notes in October 2006. (See Note 13 to the Consolidated Financial Statements for more information). Interest expense for both periods also includes interest on capital lease agreements and bank debt. Interest expense was partially offset by interest income of approximately $0.1 million and $0.8 million for the years ended June 30, 2007 and 2006, respectively. Included in Other, net were foreign exchange losses of $0.3 million for both of the years ended June 30, 2007 and 2006, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. The Loss on extinguishment of debt of $1.0 million relates to the write-off of deferred financing costs associated with the repayment of the term loan and revolver under the Prior Credit Agreement.

A tax benefit of $2.2 million was recorded in fiscal 2007, compared to a tax provision of $3.5 million in fiscal 2006. The Company’s effective tax rate was 14.5% and 34.5% in fiscal 2007 and fiscal 2006, respectively. The effective income tax benefit rate differs from prior year principally due to discrete tax items for the non-deductible purchased IPR&D charges associated with the Catalyst acquisition, and a $1.4 million increase to the valuation allowance for deferred tax assets related to a change in judgment regarding the realizability of certain state investment tax credits and certain foreign net operating losses.

Comparison of Fiscal Years 2006 and 2005

Total revenues were $160.5 million for the year ended June 30, 2006, compared to $165.0 million in the prior year, a decrease of 2.7%, or $4.4 million. Foreign currency fluctuations reduced total revenues by approximately $2.7 million in fiscal 2006 compared to fiscal 2005. Revenues from Test and measurement products decreased 1.9% to $153.4 million in fiscal 2006 from $156.4 million in fiscal 2005. This decrease in product revenue was mainly attributable to a decline in shipments of our WaveSurfer and WaveRunner product lines. In anticipation of our new lower-end product introductions, we experienced a delay in customer orders which significantly contributed to this decline. Product revenue was also impacted from lower average selling prices due to increased competition in the low-end oscilloscope market. Additionally, in fiscal 2006 there was a decrease in product revenue for component parts as we limited our relationship with a third party manufacturer. This decrease was partially offset by continued strong sales of our high-end oscilloscopes and the introduction of the WaveJet. Our Protocol Solutions Group (“PSG”), for the full 2006 fiscal year contributed to total revenue of approximately 4.4% over the comparable prior year period which only included eight months of PSG revenue.

Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue decreased by 16.9%, or $1.4 million, to $7.1 million in fiscal 2006 from $8.5 million in fiscal 2005, primarily from a lower volume of locally provided items in our foreign operations. The decrease was also the result of a reduction in the amount recognized of previously deferred revenue from the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001. The fiscal year ended June 30, 2006 included $0.7 million of revenue recognized from previously deferred revenue compared to $1.3 million in fiscal 2005.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

	Year Ended June 30,			Year Ended June 30,
	2006	2005		2006	2005
North America	$51,795	$52,500	North America	32.3%	31.8%
Europe / Middle East	48,767	49,650	Europe / Middle East	30.4	30.1
Japan	22,043	26,209	Japan	13.7	15.9
Asia / Pacific	37,931	36,619	Asia / Pacific	23.6	22.2

Total revenues	$160,536	$164,978	Total revenues	100.0%	100.0%

Our geographic revenues remained consistent with prior year except for Japan which was impacted by the decrease in component part revenue as we limited our relationship with a third party manufacturer.

Gross profit for the year ended June 30, 2006 was $97.1 million, or 60.5% gross margin, compared to $91.3 million, or 55.3% gross margin, for the same period last year. The lower gross margin in fiscal 2005 was primarily attributable to the second fiscal quarter Merger-related non-cash charges of $2.7 million for the write-down of inventory related to the changes in our long-term product support policy and product roadmap strategy as well as $1.5 million for the impairment of an intangible asset due to a change in our manufacturing strategy and $1.8 million for the write-down of inventory, primarily related to a lower cost or market adjustment. In the fiscal 2006 period there were no similar write-downs affecting gross margin; however, we received price reductions from a vendor for inventory purchases which positively impacted our overall gross margin by 1.0% on resulting product sales. In addition, gross margins benefited from higher PSG margins which increased gross margin by approximately 6.5% over the full twelve month period in fiscal 2006 as compared to an immaterial impact for the twelve-month period in fiscal 2005 that included only eight months of PSG activity offset by the related write-up of acquired inventory to its fair value.

Selling, general and administrative (“SG&A”) expense decreased 10.0%, or $5.7 million, from $57.3 million in fiscal 2005 to $51.6 million in fiscal 2006. The decrease was mainly attributable to $4.0 million of decreases in personnel-related and general expenses due to a prior year restructuring and office closures, a $1.6 million decrease in bonus and commission expenses as well as $1.7 million decrease in legal and consulting expenses. These decreases were partially offset by an increase of $0.6 million in non-cash share-based compensation expense and increases of $0.9 million mainly in travel and entertainment expense and freight expense. As a percentage of sales, SG&A expense decreased from 34.8% in the year ended June 30, 2005 to 32.2% in the year ended June 30, 2006. This decrease as a percentage of revenues was primarily due to our continued ability to leverage expenses. In fiscal 2007, we expect selling, general and administrative expense will increase when compared to fiscal 2006 due to increased variable selling costs on higher forecasted revenues.

Legal settlement expense of $2.8 million, for the year ended June 30, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property and other assets relating to Iwatsu’s ‘ViewGo’ product line. (See Note 20 to the Consolidated Financial Statements for more information). Legal settlement expense of $1.0 million, for the year ended June 30, 2005, was related to the patent litigation settlement agreement reached with Tektronix, Inc. (“Tektronix”) on May 11, 2005. (See Note 21 to the Consolidated Financial Statements for more information.)

Research and development (“R&D”) expense increased 7.4%, or $2.1 million, from $28.1 million in fiscal 2005 to $30.1 million in fiscal 2006. There was approximately $3.5 million of increased expense primarily attributable to a full year of personnel-related expenses as a result of the Merger compared to only eight months of expenses in the comparable prior year period. Additionally, non-cash share-based compensation expense increased R&D expense by $0.8 million. These increases were partially offset by a $2.2 million charge for in process research & development (“IPR&D”) included in the second fiscal quarter of 2005 in connection with the Merger. There is no similar charge in the fiscal 2006 period. As a percentage of total revenues, research and development expense increased from 17.0% in fiscal 2005 to 18.8% in fiscal 2006. In fiscal 2007, we intend to continue to invest a substantial percentage of our revenues in R&D. We plan to focus on product improvement and feature enhancements designed to increase the comparative value of our oscilloscopes in the market. We anticipate a number of new product announcements during fiscal 2007 which capitalize on our wave shape analysis capabilities and are aimed at increasing our value and number of scope users in the market.

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

A tax provision of $3.5 million was recorded in fiscal 2006, compared to a tax provision of $0.9 million in fiscal 2005. The Company’s effective tax rate was 34.5% and 28.9% in fiscal 2006 and fiscal 2005, respectively. Our effective tax rate for the fiscal 2006 period includes the effect of certain non-deductible share-based compensation costs in connection with the adoption of SFAS 123R. The net statutory tax rate for the year ended June 30, 2005 was 35.0%, increased by a discrete nondeductible IPR&D tax expense of $767,000 associated with the Merger, and decreased by two discrete tax benefits aggregating $950,000 associated with the reversal of a prior year valuation allowance related to a favorable conclusion to a tax audit and a fiscal 2004 provision-to-return adjustment determined when we filed our fiscal 2004 tax returns.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2007 were approximately $10.4 million, compared to approximately $17.0 million at June 30, 2006.

Net cash (used in) operating activities for the year ended June 30, 2007 was ($0.6) million compared to $16.0 million provided by operations for the year ended June 30, 2006. The $16.6 million decrease from the prior year primarily represents the decrease in net income. Cash consumed by working capital in fiscal 2007 mainly resulted from an increase in accounts receivable primarily due to a relative increase in shipments to Asia where collection terms run longer and an increase in inventory associated with new product introductions. In addition, the reduction in accounts payable, accrued expenses, and other liabilities was due to a decrease in accounts payable levels.

Net cash (used in) investing activities was ($35.7) million in fiscal 2007 compared to ($5.6) million in fiscal 2006. Net cash used in the fiscal 2007 period was mainly for the acquisition of Catalyst, but also included the purchase of property and equipment. (See “Catalyst Acquisition” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations above). Net cash used in the fiscal 2006 period was mainly for the purchase of property and equipment, but also included the purchase of intangible assets resulting from the agreements with Iwatsu.

Net cash provided by financing activities was $30.1 million for the year ended June 30, 2007 as compared to net cash (used in) financing activities of approximately ($6.9) million for the year ended June 30, 2006. Net cash provided by financing activities in fiscal 2007 was mainly from the issuance of the convertible notes of $72.0 million, and net borrowings under the revolving credit lines of $5.9 million partially offset by the repayments of the $34.1 million term loan, $3.8 million in financing fees related to the notes and new credit facility, and an additional $10.5 million of cash paid for the purchase of common stock in conjunction with the Company’s treasury stock buy back program.

As of June 30, 2007, the Company has a $50.0 million credit agreement. The terms of the New Credit Agreement provide LeCroy with a $50.0 million revolving credit facility (“Revolver”), which includes a $5,0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. As of June 30, 2007, the Company has borrowed $9.4 million against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility. Effective as of April 26, 2007, LeCroy, in accordance its original $40.0 million senior, secured, credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders (the “Credit Agreement”), entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added North Fork Bank to the Credit Agreement. In addition to their $10.0 million revolving commitment under the amendment, North Fork Bank accepted an assignment of $5.0 million of the lending obligations from Manufacturers and Traders Trust Company.

The proceeds of the borrowings under the New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements, capital expenditures, and potential acquisitions.

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

Under the New Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 30, 2007, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.5 million of deferred financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At June 30, 2007, approximately $0.1 million of deferred financing costs were included in other current assets, and approximately $0.4 million were included in other non-current assets on the Consolidated Balance Sheets.

On October 29, 2004, the Company entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and JP Morgan Chase Bank, N.A., successor to The Bank of New York, as administrative agent for such lenders (the “Prior Credit Agreement”). The terms of the Prior Credit Agreement, as amended thereafter, provided us with a $50.0 million term loan and a $50.0 million revolving credit facility, which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. On March 30, 2007 the Company entered into the New Credit Agreement and terminated the Prior Credit Agreement, which resulted in a $1.0 million Loss on extinguishment of debt related to the write-off of deferred finance charges associated with the Prior Credit Agreement that was fully repaid during the fiscal year.

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

We also maintain certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.2 million as of June 30, 2007). No amounts were outstanding under these facilities as of June 30, 2007. Our Swiss subsidiary, LeCroy S.A., also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of June 30, 2007). As of both June 30, 2007 and 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

On May 25, 2006, the Board of Directors approved the adoption of a share purchase plan authorizing the Company to purchase up to 2 million shares, for an aggregate amount not to exceed $25.0 million, of its common stock for the treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at our discretion. As of June 30, 2007, we have spent $12.4 million to purchase 1,038,283 shares under this buyback program. All treasury shares were legally retired as of June 30, 2007.

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

In addition, stock options to purchase 2.0 million shares of our common stock at a weighted average exercise price of $14.49 per share and 0.6 million restricted stock units were outstanding at June 30, 2007 that represent additional potential dilution.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our capital and operating leases, employee severance agreements, supplier agreements, note payable, Revolver and convertible note obligations as set forth in the table below (in thousands):

	Payments due by period as of June 30, 2007
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Capital leases	$119	$119	$—	$—	$—
Severance	877	717	160	—	—

Operating lease obligations	3,627	1,952	1,487	152	36
Supplier agreements	1,701	1,701	—	—	—
Note payable	3,500	3,500	—	—	—
Revolving credit obligation	9,410	—	—	9,410	—
Convertible notes	72,000	—	—	72,000	—

Total	$91,234	$7,989	$1,647	$81,562	$36

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which was effective for LeCroy for reporting changes in accounting principles for correction of errors beginning in fiscal year 2007. SFAS 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There was no impact on our consolidated financials statements from the adoption of SFAS 154 in fiscal 2007.

On February 16, 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the adoption of SFAS 155, however we do not believe the adoption will have a material impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. Management is currently evaluating the effect that adoption of this consensus will have on our consolidated financial position and results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force consensus on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). EITF 06-3 requires disclosure of a company’s accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 was effective for the Company beginning in the third quarter of fiscal year 2007. The Company presents sales net of applicable sales and valued added taxes. The adoption of EITF 06-3 did not cause the Company to change its accounting policy for recording sales and valued added taxes and therefore did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the Financial FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on our consolidated financial position and results of operations; however, management does not believe that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted SAB 108 in fiscal 2007, which had no effect on the consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this FSP will have on the on the Company’s consolidated financial position and results of operations however, we do not believe that the adoption of FSP EITF 00-19-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. Management is currently evaluating the effect that adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides the determination of whether the position is effectively settled should be taken on a case by case basis; however, positions may be grouped by tax year and considered effectively settled. Management is currently evaluating the effect that adoption of this position in conjunction with adopting FIN 48 will have on the Company’s consolidated financial position and results of operations; however management does not believe that adoption of this position will have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations; however, we do not expect it will have a material effect on our consolidated financial condition or results of operations.

Forward-Looking Information

This Form 10-K contains forward-looking statements. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-K, including under the heading “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, and political instability. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar, Euro, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won and Singapore dollar.

We have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS No. 133”).

Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future resulting in mismatches between local currency revenues and expenses, the translation of foreign currencies into the U.S. dollar, our financial reporting currency, or otherwise, will not adversely affect our results of operations. Moreover, fluctuations in exchange rates could affect the demand for our products.

During fiscal 2007, 2006 and 2005, foreign currency exchange net gains (losses) on these derivatives and on transactions denominated in other than their functional currencies were ($0.3) million, ($0.3) million, and $0.2 million, respectively. These net gains (losses) are included in Other, net in the Consolidated Statements of Operations. At June 30, 2007 and 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.1 million and $14.6 million, respectively.

We performed a sensitivity analysis for the fourth quarter of fiscal 2007 assuming a hypothetical 10% adverse change in foreign currency exchange rates on our foreign exchange forward contracts and our assets and liabilities denominated in other than their functional currencies. In management’s opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position, and cash flows from operations.

On October 15, 2006, the Company completed the sale of $72.0 million of 4.00% convertible senior notes (the “Notes”) due October 15, 2026. The Notes will pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of the Company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of LeCroy’s common stock, at the Company’s option. As of June 30, 2007, the market value of the convertible notes was $68.1 million.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents as well as our $50.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows in fiscal 2007. Please refer to Note 13 — Long Term Debt and Capital Leases for specifics related to our credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LeCROY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the valuation and qualifying accounts financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeCroy Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2007 expressed an unqualified opinion on the effectiveness of LeCroy Corporation and subsidiaries’ internal control over financial reporting. This report includes a paragraph stating that management excluded from its assessment of the effectiveness of LeCroy Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2007, Catalyst Enterprises, Inc.’s internal control over financial reporting associated with total assets of approximately $2.8 million as of June 30, 2007 and total revenues of approximately $8.4 million for the year ended June 30, 2007.

/s/ KPMG LLP

Short Hills, New Jersey

September 13, 2007

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,448	$16,972
Accounts receivable, net of reserves of $882 and $458 at June 30, 2007 and 2006, respectively	31,941	28,867
Inventories, net	38,645	34,041
Other current assets	9,608	13,237

Total current assets	90,642	93,117

Property and equipment, net	20,339	20,359
Goodwill	105,885	78,473
Other non-current assets	14,453	10,025

Total assets	$231,319	$201,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,905	$19,282
Accrued expenses and other current liabilities	15,408	13,408
Short-term bank debt	—	3,500
Note payable — related party	3,500	—
Current portion of long-term debt and capital leases	119	9,930

Total current liabilities	35,932	46,120

Long-term bank debt	9,410	24,700
Convertible notes	72,000	—
Deferred revenue and other non-current liabilities	1,246	1,451

Total liabilities	118,588	72,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of June 30, 2007 and 2006)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,342,809 shares issued and outstanding at June 30, 2007 and 12,883,664 issued at June 30, 2006	123	129
Additional paid-in capital	108,713	114,447
Accumulated other comprehensive income	1,409	1,292
Retained earnings	2,486	15,693
Treasury stock, at cost (0 and 142,283 shares at June 30, 2007 and 2006, respectively)	—	(1,858)

Total stockholders’ equity	112,731	129,703

Total liabilities and stockholders’ equity	$231,319	$201,974

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Revenues:
Test and measurement products	$144,651	$153,441	$156,440
Service and other	6,649	7,095	8,538

Total revenues	151,300	160,536	164,978

Cost of revenues	69,419	63,476	73,632

Gross profit	81,881	97,060	91,346

Operating expenses:
Selling, general and administrative	55,369	51,622	57,341
Legal settlements	—	2,792	1,000
Research and development	36,685	30,123	28,050

Total operating expenses	92,054	84,537	86,391

Operating (loss) income	(10,173)	12,523	4,955

Other (expense) income:
Loss on extinguishment of debt	(997)	—	—
Interest income	124	813	564
Interest expense	(4,293)	(3,096)	(2,742)
Other, net	(99)	(204)	238

Other expense, net	(5,265)	(2,487)	(1,940)

(Loss) income before income taxes	(15,438)	10,036	3,015
Benefit from (provision for) income taxes	2,231	(3,463)	(872)

Net (loss) income	$(13,207)	$6,573	$2,143

Net (loss) income per common share:
Basic	$(1.13)	$0.54	$0.18
Diluted	$(1.13)	$0.53	$0.17

Weighted average number of common shares:
Basic	11,702	12,218	11,774
Diluted	11,702	12,474	12,258

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deferred Stock Compensation	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at June 30, 2004	11,974	$120	$2,165	$98,421	$434	$(6,509)	$6,977	$—	$101,608

Comprehensive income:
Net income	—	—	—	—	—	—	2,143	—	2,143
Foreign currency translation	—	—	—	—	325	—	—	—	325
Reclassification adjustment for loss on marketable securities included in net income, (net of tax benefit of $12)	—	—	—	—	20	—	—	—	20

Total comprehensive income									2,488

Additional direct costs related to public sale of common stock, net	—	—	—	(7)	—	—	—	—	(7)
Exercise of stock options and employee stock purchases	394	4	—	4,589	—	—	—	—	4,593
Modification of director stock option grants	—	—	—	64	—	—	—	—	64
Issuance of restricted stock to employees	182	2	—	2,939	—	(2,941)	—	—	—
Forfeitures of restricted stock for terminated employees	(2)	—	—	(24)	—	19	—	—	(5)
Issuance of vested restricted stock to employees in lieu of cash bonus	86	1	—	1,205	—	—	—	—	1,206
Issuance of LeCroy stock options in Merger	—	—	—	3,166	—	—	—	—	3,166
Assumption of unvested options in Merger	—	—	—	1,945	—	(1,945)	—	—	—
Reversal of deferred stock compensation on assumed unvested options for terminated employees	—	—	—	(126)	—	126	—	—	—
Amortization of employee stock compensation	—	—	—	—	—	2,648	—	—	2,648
Tax benefit from exercise of stock options	—	—	—	1,057	—	—	—	—	1,057

Balance at June 30, 2005	12,634	$127	$2,165	$113,229	$779	$(8,602)	$9,120	$—	$116,818

Comprehensive income:
Net income	—	—	—	—	—	—	6,573	—	6,573
Foreign currency translation	—	—	—	—	513	—	—	—	513

Total comprehensive income									7,086

Exercise of stock options and employee stock purchases	209	2	—	2,382	—	—	—	—	2,384
Issuance of restricted stock to employees	73	—	—	—	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(33)	—	—	—	—		—	—	—
Reclass warrants to additional paid-in capital	—	—	(2,165)	2,165	—		—	—	—
Reclass deferred stock compensation to additional paid-in capital upon adoption of SFAS 123R	—	—	—	(8,602)	—	8,602	—	—	—
Purchase of treasury shares	—							(1,858)	(1,858)
Share-based compensation expense	—	—	—	5,273	—	—	—	—	5,273

Balance at June 30, 2006	12,883	$129	$—	$114,447	$1,292	$—	$15,693	$(1,858)	$129,703

Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,207)	—	(13,207)
Foreign currency translation	—	—	—	—	117	—	—	—	117

Total comprehensive loss									(13,090)

Exercise of stock options and employee stock purchases	156	1	—	957	—	—	—	—	958
Issuance of restricted stock to employees	406	3	—	(3)	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(64)	—	—	—	—	—	—	—	—
Issuance of LeCroy stock options in Merger	—	—	—	451	—	—	—	—	451
Purchase of treasury shares	—	—	—	—	—	—	—	(10,508)	(10,508)
Retirement of treasury shares	(1,038)	(10)		(12,356)				12,366	—
Share-based compensation expense	—	—	—	5,217	—	—	—	—	5,217

Balance at June 30, 2007	12,343	$123	$—	$108,713	$1,409	$—	$2,486	$—	$112,731

The accompanying notes are an integral part of these consolidated statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,207)	$6,573	$2,143
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Write-off of acquired in-process research and development	4,000	—	2,190
Depreciation and amortization	8,127	7,558	8,241
Share-based compensation	5,217	5,315	3,913
Amortization of deferred financing costs	530	377	370
Deferred income taxes	2,691	2,282	(921)
Loss on extinguishment of debt	997	—	—
Impairment of intangible assets	250	—	1,500
Loss on disposals of property and equipment, net	176	196	194
Recognition of deferred license revenue	—	(665)	(1,296)
Tax benefit from exercise of stock options	—	—	1,057
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(1,977)	(65)	(1,435)
Inventories	(1,337)	(7,731)	(3,669)
Other current and non-current assets	(1,677)	(1,636)	447
Accounts payable, accrued expenses and other liabilities	(4,414)	3,790	(11)

Net cash (used in) provided by operating activities	(624)	15,994	12,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,143)	(4,823)	(3,687)
Business acquisition costs, net of acquired cash	(31,512)	—	(80,363)
Purchase of intangible assets	—	(812)	(100)
Proceeds from the sale of marketable securities	—	—	9,534

Net cash used in investing activities	(35,655)	(5,635)	(74,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(34,076)	(10,300)	(5,624)
Borrowings under credit lines	40,160	3,500	50,000
Repayments under credit lines	(34,250)	—	—
Payment of deferred financing costs	(3,826)	(187)	(1,378)
Proceeds from issuance of convertible notes	72,000	—	—
Purchase of treasury shares	(10,508)	(1,715)	—
Repayment of borrowings on capitalized leases	(391)	(562)	(414)
Payment related to issuance of common stock	—	—	(7)
Payment of seller-financed intangible assets	—	—	(250)
Proceeds from employee stock purchase and option plans	958	2,384	4,593

Net cash provided by (used in) financing activities	30,067	(6,880)	46,920

Effect of exchange rate changes on cash and cash equivalents	(312)	(373)	273

Net (decrease) increase in cash and cash equivalents	(6,524)	3,106	(14,700)
Cash and cash equivalents, beginning of year	16,972	13,866	28,566

Cash and cash equivalents, end of year	$10,448	$16,972	$13,866

Supplemental Cash Flow Disclosure
Cash paid during the year for:
Interest	$1,184	$2,541	$1,984
Income taxes	695	1,805	1,215
Non-cash investing and financing transactions:
Issuance of note payable to related party for business acquisition	3,500	—	—
Issuance of LeCroy stock options for business acquisitions	451	—	3,166
Transaction costs for business acquisition, unpaid at June 30, 2007	99	—	—
Acquisition of seller-financed intangible assets	—	—	1,331
Treasury stock purchased but unpaid at June 30, 2006	—	143	—
Property and equipment acquired under capital lease	—	125	—
Transfer of inventory into property and equipment	1,024	1,550	503

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.    Summary of Significant Accounting Policies

Organization

LeCroy Corporation (the “Company” or “LeCroy”), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company develops, manufactures, sells and licenses high-performance oscilloscopes and global communications protocol analyzers. Oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB2.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), Wireless USB, and others. The Company’s products are sold world wide into a broad range of end markets, including computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace. Revenues are also generated from the sale of probes, accessories, and applications solutions, and to a lesser extent, extended warranty and maintenance contracts, repairs and calibrations performed on instruments after the expiration of their warranties.

Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of LeCroy and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior-years’ amounts to conform to the current-year presentation.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, goodwill and deferred tax assets, share-based compensation expense and warranty. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

Fiscal Year Ending Dates

The Company’s fiscal year ends on the Saturday closest to June 30 (June 30, 2007, July 1, 2006 and July 2, 2005). Fiscal years 2007 and 2006 represented 52-week periods and fiscal year 2005 represented a 53-week period. For clarity of presentation, the consolidated financial statement year-end references are stated as June 30.

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

Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the oscilloscope application solutions. All sales of test and measurement products are based upon separately established prices for the items and are recorded as revenue according to the above revenue recognition criteria. Revenues from oscilloscope products are included in revenues from Test and measurement products in the Consolidated Statements of Operations. Certain software is embedded in the Company’s oscilloscopes, but the embedded software component is considered incidental.

In fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Lease and rental revenues are reported within Test and measurement product revenue and were immaterial for the years ended June 30, 2007 and 2006.

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

Service and other revenue. Service and other revenue includes extended warranty contracts, software maintenance agreements and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibrations services and then recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

Deferred product revenue. During the third quarter of fiscal 2004, the Company began shipping the WaveSurfer oscilloscope product line. One component of the Company’s strategy for distributing this product line was the use of a buy-sell distribution channel. This was the Company’s initial entry into this distribution channel and, because of the associated uncertainty about sell-through volumes, the Company was unable to sufficiently estimate the amounts of potential product returns. In the fourth quarter of fiscal 2005, having had four full quarters of experience with this product and channel with no significant returns, the Company had sufficient data to estimate potential returns and, in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”), recognized previously deferred revenue of $2.6 million. Revenue related to WaveSurfers sold to distributors, beginning with the fourth quarter of fiscal 2005, is recognized upon shipment to the distributor, rather than upon the sale of the unit by the distributor to the end user and a provision for expected returns is recognized.

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

Beginning in fiscal 2001 with the adoption of the SEC’s Staff Accounting Bulletin, (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue was being amortized into revenue on a straight-line basis over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of zero, $0.7 million and $1.3 million during fiscal years 2007, 2006 and 2005, respectively. Such license fees are included in Service and other revenue in the Consolidated Statements of Operations. As of June 30, 2006, there was no remaining deferred license revenue from the adoption of SAB 101.

Share — Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. The Company uses the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The fair value of restricted stock grants (referred to as non-vested stock) is determined based on the closing price of the Company’s common stock on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures. (See Note 14 — Share-based Compensation for additional information.)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provided an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. During the second quarter of fiscal 2007, the Company made the election to use the alternative method; however, the alternative method does not have an impact on the Company’s results of operations or financial condition due to the Company’s net operating loss position.

Historically, through fiscal 2005, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock options was reflected in the Company’s Consolidated Statements of Operations, with the exception of the LeCroy (CATC) Plans, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock (non-vested stock) was recorded based on its market value on the date of grant and was expensed in the Company’s Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period. (See Note 14 — Share-based Compensation for additional information.)

Warranty

The Company provides a warranty on its products, typically extending three years after delivery, and accounts for warranty obligations in accordance with SFAS No. 5, “Accounting for Contingencies.” Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability and, for new products, published (by a third party) expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues (See Note 11 — Warranties and Guarantees for additional information).

Shipping and handling costs

The Company records the costs and fees associated with transporting its products to customers as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. These costs totaled $4.2 million, $3.5 million and $3.1 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Advertising Costs

The costs of general advertising, promotion and marketing programs are charged to Selling, general and administrative expense in the Consolidated Statements of Operations in the fiscal year incurred. The costs of advertising related to new product introductions are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $3.0 million, $2.6 million and $2.7 million, respectively.

Research and Development

Research and development costs are expensed as incurred. The Company evaluates the requirement to capitalize certain software development costs for protocol analyzers in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The nature of the Company’s development for protocol analyzers is generally such that the Company can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. As such, the Company has not capitalized any software development costs for the years ended June 30, 2007, 2006 or 2005.

Cash and Cash Equivalents

Cash in excess of current operating requirements are invested in cash equivalents, which are short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset’s estimated useful life or related lease term, if shorter, as follows:

Building and improvements	10-32 years
Furniture, machinery and equipment	2-10 years
Computer software and hardware	2-7 years

Inventories

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market.

Impairment of Long-Lived Assets and Acquired Intangible Assets

The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. During fiscal 2005, an intangible asset that provided for manufacturing rights to, and the use of, certain intellectual property failed the impairment test due to a change in product strategy and, accordingly, a $1.5 million pre-tax loss was recognized in Cost of revenues in the fiscal 2005 Consolidated Statement of Operations. During fiscal 2006, there were no impairment indicators. During fiscal 2007, an intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, a $0.3 million pre-tax loss was recognized in Cost of revenues in the fiscal 2007 Consolidated Statement of Operations.

Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. The Company tests goodwill for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Impairment is assessed at the “reporting unit” level by applying a fair value-based test using the Company’s market capitalization. The Company has one reporting unit for the purposes of impairment testing.

The Company completed the annual impairment test during the fourth quarter of fiscal 2007 and determined that there was no impairment to its recorded goodwill balance of $105.9 million at June 30, 2007. There were no impairment indicators identified during fiscal years 2007, 2006 or 2005.

Concentration of Credit Risk

The Company develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. The Company’s products are sold into a broad range of end markets, including computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace markets. Sales occur in all regions of the United States as well as a many foreign countries. No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company’s accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. Credit losses have been minimal in fiscal 2007, 2006 and 2005.

Income Taxes

Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company’s policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States. The Company establishes accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are supported fully, management believes that certain filing positions are likely to be challenged and, moreover, that such filing positions are not probable of being sustained. The Company continually evaluates its tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits.

Foreign Exchange

The Company’s foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at fiscal year-end exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in Accumulated other comprehensive income, a separate component of stockholders’ equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other, net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the Consolidated Statements of Operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”) whereby foreign currency transaction gains and losses are recorded in Accumulated other comprehensive income, a component of stockholders’ equity. For the years 2006 and 2005 certain intercompany loans to foreign subsidiaries were considered long-term in nature. During fiscal 2007, management changed its intention for one long-term intercompany loan to be short-term in nature, and, as required under SFAS 52, foreign exchange gains and losses subsequent to this change in intent are recorded in the Consolidated Statements of Operations as incurred.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, short-term bank debt, and note payable — related party reported in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity. Borrowings under the revolving line of credit have variable interest rates and their carrying amounts are considered by management to be a reasonable estimate of their fair value. On October 12, 2006, the Company sold and issued $72.0 million 4.0% convertible senior subordinated notes which is included in Senior convertible notes at June 30, 2007. The market value of the convertible notes was $68.1 million at June 30, 2007. Fair value is determined through information obtained from a third party using the latest available market data.

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company’s foreign exchange forward contracts and interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in the Consolidated Statements of Operations. These derivatives are also recorded on the Consolidated Balance Sheets at fair value.

The Company enters into foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. The fair value of the foreign exchange forward contracts is a loss of approximately ($36,000) at June 30, 2007 as compared to a loss of approximately ($0.2) million at June 30, 2006. The change in fair value of these contracts are recorded in Other expense, net in the Consolidated Statements of Operations.

The changes in fair value of the foreign exchange contracts are highly inversely correlated to changes in the value of certain of the Company’s foreign currency-denominated assets and liabilities. At June 30, 2007 and 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.4 million and $14.6 million, respectively.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 13 — Long-term Debt and Capital Leases for additional information), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was $0.3 million and $0.1 million for the years ended June 30, 2007 and 2006, respectively, and is recognized in Interest expense in the Consolidated Statements of Operations. The notional amount as of June 30, 2006 was approximately $19.1 million.

The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

Comprehensive (Loss) Income

Comprehensive (loss) income comprises net (loss) income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale, net of reclassification adjustments for realized gain and losses on marketable securities included in net (loss) income.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which was effective for the Company for reporting changes in accounting principles for correction of errors beginning in fiscal year 2007. SFAS 154 changes the reporting of a change in accounting principle to be applied retrospectively to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS 154 becomes effective. There was no impact on the Company’s consolidated financial statements from the adoption of SFAS 154 in fiscal 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of the adoption of SFAS 155, however management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. Management is currently evaluating the effect that adoption of this consensus will have on our consolidated financial position and results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force consensus on Issue No. 06-3,”How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). EITF 06-3 requires disclosure of a company’s accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 was effective for the Company beginning in the third quarter of fiscal year 2007. The Company presents sales net of applicable sales and valued added taxes. The adoption of EITF 06-3 did not cause the Company to change its accounting policy for recording sales and valued added taxes and therefore did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations; however management does not believe that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted SAB 108 in fiscal 2007 which had no effect on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this FSP will have on the on the Company’s consolidated financial position and results of operations, however management does not believe that the adoption of FSP EITF 00-19-2 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115,

“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. Management is currently evaluating the effect that adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides the determination of whether the position is effectively settled should be taken on a case by case basis; however, positions may be grouped by tax year and considered effectively settled. Management is currently evaluating the effect that adoption of this position in conjunction with adopting FIN 48 will have on the Company’s consolidated financial position and results of operations; however management does not believe that adoption of this position will have a material impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations; however, management does not expect it will have a material effect on the Company’s consolidated financial condition or results of operations.

2.    CATC Acquisition

On October 29, 2004, the Company completed its acquisition of 100% of the outstanding common stock of Computer Access Technology Corporation (“CATC”) via the merger of a newly-formed, wholly-owned subsidiary of LeCroy with and into CATC, with CATC surviving as a wholly-owned subsidiary of LeCroy (the “CATC Merger”). CATC is a provider of advanced verification systems for existing and emerging digital communications standards. CATC’s products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. CATC had approximately 70 employees at the time of the CATC Merger.

Total consideration paid to acquire CATC was approximately $130.0 million. The CATC Merger was recorded under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”) which requires that the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values. On the effective date of the CATC Merger, each share of CATC common stock issued and outstanding immediately prior thereto was canceled and converted into the right to receive $6.00 in cash. In addition, LeCroy paid cash to the holders of CATC’s outstanding, vested, in-the-money stock options and employee stock purchase plan (the “CATC ESPP”) purchase rights. Further, LeCroy assumed CATC’s outstanding unvested stock options, as well as certain vested but unexercised stock options, by granting to CATC employees a total of 648,284 options to purchase LeCroy common stock (the “LeCroy Options”). The fair value of the assumed options was determined using the Black-Scholes option pricing model in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” (See Note 14 — Share-Based Compensation for further discussion of the accounting for these options following the Company’s adoption of SFAS No. 123R.) LeCroy paid cash of $80.4 million, net of cash acquired, using $30.4 million of cash on hand and borrowings of $50.0 million under the Company’s previous

$75.0 million senior, secured, five-year credit agreement (See Note 13 — Long Term Debt and Capital Leases for additional information). The CATC Merger consideration is summarized below (in thousands):

Cash for shares	$120,242
Cash for options and CATC ESPP purchase rights	3,965
Fair value of stock options assumed	5,111
Intrinsic value of unearned stock compensation on unvested options assumed	(1,945)
Transaction costs	2,622

Total purchase price	$129,995

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 28, 2004 Consolidated Balance Sheet of CATC, as well as certain assumptions made regarding fair values. The fair value of finished goods and work in process inventory was valued based on estimated selling prices less direct costs to sell and a profit margin on the selling effort. The fair value of the in-process research and development (“IPR&D”), purchased technology, trade name and purchase orders was determined by considering a variety of factors, including, appraisal and discounted cash flow approaches. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, trade name and purchase orders related to this acquisition are being amortized over their estimated economic useful lives ranging from two to twenty-nine months. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the CATC business, which included the assembled workforce and their technology position within emerging communication standards, as well as the expected synergies that would be achieved by combining both companies. The goodwill is not deductible for tax purposes. During the fourth quarter of fiscal 2007 and 2006, the Company reduced its CATC goodwill by approximately $0.1 million and $0.4 million, respectively, as a result of a reversal of a pre-acquisition tax contingency reserve. The final purchase price allocation is summarized below (in thousands):

Cash	$46,466
Accounts receivable	2,296
Inventory	3,710
Other current assets	133
Fixed assets	663
Other assets	28
Deferred tax asset, net	367
In-process research and development	2,190
Purchased technology	3,080
Purchased trade name	70
Purchased purchase orders	90
Goodwill	76,499
Current liabilities assumed	(4,945)
Long-term liabilities assumed	(652)

Total purchase price	$129,995

The following table presents the details of the amortizable intangible assets acquired in the CATC Merger and their carrying values as of June 30, 2007 (in thousands):

	Weighted Average Lives	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Purchased technology	2.0 years	$3,080	$3,080	$—
Purchased trade name	1.0 year	70	70	—
Purchased purchase orders	0.2 years	90	90	—

Total intangibles purchased		$3,240	$3,240	$—

Amortization expense for intangible assets acquired in the CATC Merger was $0.6 million, $1.3 million, and $1.3 million for the years ended June 30, 2007, 2006, and 2005, respectively. Amortization expense for the intangible assets acquired in the CATC Merger has been recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Cost of revenues	$586	$1,316	$1,268
General and administrative expense	—	23	47

Total	$586	$1,339	$1,315

No amortization expense related to intangible assets acquired in the CATC Merger will be recognized in fiscal 2008.

The $2.2 million allocated to IPR&D was written off during the second quarter of fiscal 2005 in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”). This charge was included in Research and development expense in the Consolidated Statement of Operations for that period.

The Consolidated Statements of Operations include the results of operations of CATC since October 29, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the CATC Merger had occurred at the beginning of the fiscal year presented (in thousands, except per share data).

Year Ended June 30, 2005
Revenues	$170,002
Income before non-recurring charges directly attributable to the Merger	$1,189
Income per share before non-recurring charges directly attributable to the Merger — basic	$0.10
Income per share before non-recurring charges directly attributable to the Merger — diluted	$0.10

The write-off of IPR&D of $2.2 million is excluded from the calculation of net income and net income per share in the table shown above as the charge is non-recurring.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the CATC Merger been consummated as of that time, nor is it intended to be a projection of future results.

3.  Catalyst Acquisition

On September 29, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, 2006 Franklin Congress Corporation, a California corporation and a wholly owned subsidiary of the Company (“Sub”), Catalyst, and Nader Salehomoum, as Equityholder Representative, pursuant to which Sub merged with and into Catalyst (the “Catalyst Merger”), with Catalyst continuing as the surviving corporation and as a 100% owned subsidiary of the Company. Catalyst is a manufacturer of data bus analysis and emulation tools for advanced serial data communications and strengthens the Company’s position in protocol solutions.

The Catalyst Merger was recorded under the purchase method of accounting in accordance with SFAS 141. On October 2, 2006, the effective date of the Catalyst Merger, all shares of common stock of Catalyst issued and outstanding immediately prior to the Catalyst Merger were exchanged for approximately $26.7 million in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration was placed into escrow for the twelve-month period following the closing of the Catalyst Merger to secure certain indemnification obligations under the terms of the Merger Agreement.

LeCroy paid cash of $31.6 million, including direct transaction costs of $2.6 million, net of cash acquired of $1.0 million, using proceeds from the Revolver under the Prior Credit Agreement (Note 13 — Long-term Debt and Capital Leases for additional information), issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and current employee of the Company and assumed the fair value of certain vested Catalyst stock options totaling $0.5 million. Approximately $0.1 million of transaction costs had not yet been paid as of June 30, 2007. The Catalyst Merger consideration is summarized below (in thousands):

Cash for shares and certain vested options	$26,650
Cash paid in escrow	3,350
Note payable to former shareholder	3,500
Fair value of vested stock options assumed	450
Transaction costs	2,629

Total purchase price	$36,579

In connection with the Catalyst Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Catalyst Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense in operations as earned by employees over their remaining requisite service periods. (See Note 14 — Share-Based Compensation for additional information). The fair value of assumed options was determined using the Black-Scholes option pricing model in accordance with EITF 99-12.

The Company may also be required to grant restricted stock to certain former Catalyst employees contingent on the continuation of employment and the percentage of the escrow paid to the former shareholders of Catalyst twelve months subsequent to the Catalyst Merger. The maximum value of the restricted shares that may be granted is approximately $0.2 million. Under SFAS 123R, since there has been no grant date, there has been no accounting for these potential shares.

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 1, 2006 balance sheet of Catalyst, as well as certain assumptions made regarding fair values. The fair value of finished goods inventory is based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of work in process inventory is based on estimated selling prices less cost to complete, direct costs to sell and a reasonable profit margin on the cost to complete and selling effort. The fair value of the IPR&D, purchased technology, trade name, backlog and manufacturer’s representative relationships was determined by considering a variety of factors, including; appraisal, comparable transactions, and discounted cash flow approaches. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, backlog and manufacturer’s representative relationships related to this acquisition are being amortized over their estimated economic useful lives ranging from two to fifteen months. It was determined that the Catalyst trade name has an indefinite life and therefore, the Company will test its carrying value of $0.7 million annually for impairment.

The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The principle factors that contributed to a purchase price that resulted in the recognition of goodwill was the fair value of the going-concern element of the Catalyst business, which includes their technology position within emerging communication standards, as well as the expected synergies that will be achieved by combining both companies. The goodwill is not deductible for tax purposes. The final purchase price allocation is summarized below (in thousands):

Cash	$1,017
Accounts receivable	738
Inventory	4,269
Other assets	206
In-process research and development	4,000
Purchased intangibles	2,220
Goodwill	27,512
Current liabilities assumed	(1,095)
Deferred tax liability	(2,288)

Total purchase price	$36,579

The following table presents the details of the amortizable intangible assets acquired in the Catalyst Merger and their carrying values as of June 30, 2007 (in thousands):

	Weighted Average Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Purchased technology	0.9 years	$1,030	$619	$411
Purchased backlog	0.1 years	450	450	—
Purchased manufacturer’s representative relationships	0.0 years	40	40	—

Total amortizable intangibles purchased		$1,520	$1,109	$411

Amortization expense for intangible assets acquired in the Catalyst Merger was approximately $1.1 million for the year ended June 30, 2007, of which $1.1 million was recorded in Cost of revenues and $40,000 was recorded in Selling, general and administrative expense in the Consolidated Statements of Operations.

The amortization expense related to intangible assets acquired in the Catalyst Merger for fiscal 2008 is expected to be approximately $0.4 million.

The $4.0 million related to IPR&D was written off at the time of the acquisition in accordance with FIN 4. This charge is included in Research and development expense in the Consolidated Statement of Operations for the year ended June 30, 2007.

The Consolidated Statements of Operations includes the results of operations of Catalyst since October 2, 2006.

4.  Restructuring and Related Asset Impairment

In the fourth quarter of fiscal 2007, the Company changed its sales distribution strategy in Japan which resulted in the closure of certain office facilities, which included lease termination costs, and headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses, of approximately $0.1 million, and facility closure costs of approximately $0.2 million. As of June 30, 2007, approximately $8,000 has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2008. Additionally, in the fourth quarter of fiscal 2007, an intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, a $0.3 million non-cash charge was recorded to Cost of revenues.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million. The implementation of this plan resulted in headcount reductions of 33 employees or 7.2% of the workforce as compared to June 30, 2006. As of June 30, 2007, approximately $0.8 million has been paid in cash, approximately $0.7 million remains in Accrued expenses and other current liabilities, and approximately $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the first quarter of fiscal 2009.

In the second quarter of fiscal 2007, as a result of a change in the Company’s organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to June 30, 2006. Severance and other related amounts under this plan were fully paid by the end of fiscal 2007.

During the fourth quarter of fiscal 2006, the Company realigned some of its business processes and as a result, incurred severance and related expenses of approximately $0.4 million. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to June 30, 2005. As of June 30, 2007, severance and other related amounts under this plan were fully paid.

During the fourth quarter of fiscal 2005, the Company realigned some of its business processes and, as a result, incurred expenses of approximately $1.0 million, consisting of $0.7 million of severance and related expenses and $0.3 million of facility closure expenses which included lease termination costs and asset write-downs. As of June 30, 2007, severance and other related amounts under this plan were fully paid and assets have been written-off.

Finally, during the second quarter of fiscal 2005, as a result of the CATC Merger, the Company adopted a plan to restructure its organization and refine its product strategy. In connection with the adoption of this plan, the Company recorded a charge for severance and related expenses in fiscal 2005 of approximately $0.6 million. The implementation of this plan resulted in headcount reductions of six employees or approximately 2% of the workforce as compared to June 30, 2004. As of June 30, 2007, severance and other related amounts under this plan were fully paid. Additionally, in the second quarter of fiscal 2005, as a result of a change in the Company’s organization stemming from the CATC Merger and a subsequent change in the Company’s low to mid-range oscilloscope manufacturing strategy, the Company took a $1.5 million non-cash charge to Cost of revenues for the impairment of a related intangible asset.

The below table summarizes the restructuring charges and related asset impairment for the fiscal years ended June 30, 2007, 2006 and 2005 (in thousands):

	For the year ended June 30,
	2007	2006	2005
Charges for:
Impaired intangible assets	$250	$—	$1,500
Service center closure	—	—	59
Severance and related costs	358	77	18

Cost of revenues	$608	$77	$1,577

Charges for:
Severance and related costs	$467	$127	$77

Research and development	$467	$127	$77

Charges for:
Severance and related costs	$1,248	$176	$1,328
Facility closure	156	—	171

Selling, general and administrative	$1,404	$176	$1,499

5.  Accounts Receivable, net

As of June 30, 2007 and 2006, the Company had an agreement with one of its customers, who is also a vendor, that provided the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 30, 2007 the Company did not offset the balances as the amount was immaterial. At June 30, 2006, the Company netted approximately $25,000 of accounts receivable against accounts payable on the Consolidated Balance Sheet related to this agreement.

The allowance for doubtful accounts and sales returns was approximately $0.9 million and $0.5 million as of June 30, 2007 and 2006, respectively.

6.  Inventories

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	June 30,
	2007	2006
Raw materials	$9,312	$7,726
Work in process	7,354	6,933
Finished goods	21,979	19,382

	$38,645	$34,041

The value of demonstration units included in finished goods was $13.6 million and $10.1 million at June 30, 2007 and 2006, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory (raw materials and work in progress), included above, amounted to $2.7 million and $1.6 million at June 30, 2007 and 2006, respectively.

In fiscal 2007, the Company made certain operational changes as well as realigned its product strategy. These changes resulted in a write-down of inventory of approximately $3.4 million which was recorded in Cost of revenues in the Consolidated Statement of Operations.

In fiscal 2005, as a result of the CATC Merger, the Company reviewed the long-term product support policies in place at LeCroy and at CATC prior to the CATC Merger with an aim toward developing one policy to best serve customers. In connection with the resultant change in policy, as well as changes in the Company’s product support strategy, for the year ended June 30, 2005, the Company recorded a $2.7 million charge to Cost of revenues in the Consolidated Statement of Operations for the write-off of excess parts. In addition, in fiscal 2005 the Company expensed approximately $1.8 million for the write-down of inventory primarily related to a lower of cost or market adjustment due to renegotiated pricing with a particular vendor.

7.  Other Current Assets

	June 30,
	2007	2006
Other current assets consist of the following (in thousands):
Deferred tax assets, net	$4,863	$8,200
Prepaid taxes	381	762
Other receivables	1,371	488
Value-added tax receivables	808	433
Other	2,185	3,354

	$9,608	$13,237

8.  Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30,
	2007	2006
Land, building and improvements	$17,053	$16,890
Furniture, machinery and equipment	32,915	30,153
Computer software and hardware	18,233	17,250

	68,201	64,293
Less: Accumulated depreciation and amortization	(47,862)	(43,934)

	$20,339	$20,359

Depreciation and amortization expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $5.2 million, $5.0 million and $5.1 million, respectively.

9.  Goodwill and Other Non-Current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	June 30,
	2007	2006
Goodwill	$105,885	$78,473

Intangibles, net	$3,032	$4,022
Deferred tax assets, net	7,809	3,964
Deferred financing costs on convertible note	2,642	—
Other	970	2,039

	$14,453	$10,025

Under SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if certain indicators arise. No impairment indicators arose during the years ended June 30, 2007, 2006 and 2005. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter and determined that there was no impairment to the recorded goodwill balances in fiscal 2007 and 2006.

The fiscal 2007 increase in Goodwill is attributable to the acquisition of Catalyst goodwill of $27.5 million offset by the release of a $0.1 million CATC pre-acquisition tax contingency reserve for rights which expired in fiscal 2007 (See Note 2 — CATC Acquisition and Note 3 — Catalyst Acquisition for more information). During the fourth quarter of fiscal 2006 the Company reduced its goodwill by approximately $0.4 million as a result of the reversal of a CATC pre-acquisition tax contingency reserve.

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	June 30,
		2007	2006
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$7,025
Accumulated amortization		(6,599)	(3,914)

Net carrying amount		$1,697	$3,111

Patents and other intangible assets	5.9 years	1,592	1,593
Accumulated amortization		(957)	(682)

Net carrying amount		$635	$911

Total Net carrying amount		$2,332	$4,022

Purchased intangibles acquired in the Catalyst acquisition totaled $2.2 million of which $1.5 million related to amortizable intangible assets with finite lives and $0.7 million related to the Catalyst trade name, which is included in Intangibles, net. It was determined that the Catalyst tradename has an indefinite life and therefore, the Company will test the tradename annually for impairment. No impairment indicators arose on this asset during the year ended June 30, 2007. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2007 and determined that there was no impairment.

In the fourth quarter of fiscal 2007, the Company realigned its product strategy and cancelled certain engineering programs. The cancellation of these programs resulted in a non-cash impairment charge of an intangible asset of approximately $0.3 million which was recorded in Cost of revenues in the Consolidated Statement of Operations.

During the year ended June 30, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. (“Iwatsu”) that included a non-compete agreement, whereby Iwatsu agreed not to engage in competition with the Company for a period of ten years and the purchase of certain other intellectual property rights (see Note 20 — Iwatsu Settlement/Purchase Agreement for additional information). The asset for the intellectual property rights has an amortization period of seven years based on the estimated useful life.

Amortization for assets under capital leases is included in total depreciation and amortization expense. The net carrying value of intangible assets under capital leases is $0.1 million and $0.7 million at June 30, 2007 and 2006, respectively.

Amortization expense for those intangible assets with finite lives was $3.0 million, $2.6 million, and $3.1 million for fiscal 2007, 2006 and 2005, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2008 through 2012 and beyond will approximate $1.4 million, $0.5 million, $0.1 million, $0.1 million, $0.1 million and $0.2 million, respectively.

10.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,
	2007	2006
Compensation and benefits, including severance	$6,494	$5,450
Income taxes	1,996	2,718
Warranty	1,190	1,005
Deferred revenue, current portion	1,195	1,144
Accrued interest on debt	1,033	13
Retained liabilities from discontinued operations	160	160
Other current liabilities	3,340	2,918

	$15,408	$13,408

11.  Warranties and Guarantees

The Company provides a warranty on its products, typically extending three years after delivery, and accounted for in accordance with SFAS No. 5. Estimated future warranty obligations related to products are provided by charges to Cost of revenue in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to cost of revenue.

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the years ended June 30, 2007, 2006 and 2005 (in thousands):

	June 30,
	2007	2006	2005
Balance at beginning of year	$1,005	$971	$1,247
Warranty liability assumed in acquisitions	150	—	105
Accruals for warranties issued during the year	850	797	537
Warranty costs incurred during the year	(815)	(763)	(568)
Change in accrual estimate	—	—	(350)

Balance at end of year	$1,190	$1,005	$971

In fiscal 2005, management revisited labor and cost estimates utilized in its existing warranty model in light of the Company’s fiscal 2005 product introductions, and determined that the actual labor and cost estimates to repair the warranty units were lower than previously estimated given the Company’s success in reducing the time and costs necessary to fix the newer models currently under warranty. As a result of this evaluation and conclusion, the Company changed the labor and cost estimates used to calculate the warranty accrual commencing with the period ended March 31, 2005. This change in estimate was recorded in the quarter ended March 31, 2005, and reduced the accrual required by approximately $350,000.

As is customary in the test and measurement industry, and as provided for by local law in the U.S. and other jurisdictions, the Company’s standard terms of sale provide remedies to customers, such as defense, settlement or payment of a judgment for intellectual property claims related to the use of the Company’s products. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, there have been no claims under such indemnification provisions.

12.  Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Years Ended
	2007	June 30, 2006	2005
Domestic	$(16,382)	$5,896	$142
Foreign	944	4,140	2,873

	$(15,438)	$10,036	$3,015

The income tax benefit (provision) consists of the following (in thousands):

	Years Ended
	2007	June 30, 2006	2005
Current:
U.S. federal	$(3)	$(81)	$(105)
U.S. state and local	(118)	(245)	(161)
Foreign	(339)	(1,289)	(945)
Deferred:
U.S. federal	3,797	(1,567)	89
U.S. state and local	(782)	(322)	9
Foreign	(324)	41	241

	$2,231	$(3,463)	$(872)

The reconciliations between the income tax benefit (provision) at the U.S. federal statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Years Ended
	2007	June 30, 2006	2005
Benefit (provision) at U.S. federal statutory rate	$5,403	$(3,512)	$(1,055)
Difference between U.S. and foreign rates	166	214	302
Non-deductible purchased in-process research technology	(1,400)	—	(767)
Adjustment of net deferred tax assets	(100)	607	(4,181)
State income taxes, net of federal benefit	384	(484)	(114)
(Increase) decrease in valuation allowance	(1,397)	92	4,954
Non-deductible share-based compensation	(695)	(514)	—
Other, net	(130)	134	(11)

Income tax benefit (provision)	$2,231	$(3,463)	$(872)

Significant components of the Company’s net deferred tax assets as of June 30, 2007 and 2006 were as follows (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
U.S. net operating loss carryforwards	$2,414	$2,624
Acquired U.S. net operating loss carryforwards	1,902	1,902
Foreign net operating loss carryforwards	370	142
Tax credit carryforwards	2,813	2,813
Inventory reserves	1,319	400
Deferred revenue	300	314
Share-based compensation	2,056	1,863
Accrued compensation/benefits	756	309
Deferred research expenses	6,033	3,809
Other reserves	1,317	1,536

Deferred tax assets before valuation allowance	19,280	15,712
Valuation allowance	(1,655)	(258)

Deferred tax assets after valuation allowance	17,625	15,454

Deferred tax liabilities:
Unrepatriated foreign earnings	(1,622)	(1,622)
Depreciation and amortization	(2,408)	(1,142)
Other	(1,013)	(686)

Deferred tax liabilities	(5,043)	(3,450)

Net deferred tax assets	$12,582	$12,004

At June 30, 2007 and 2006, $4.9 million and $8.2 million, respectively, of the Company’s net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, $7.8 million and $4.0 million, respectively, were included in Other non–current assets, and $0.1 million and $0.2 million of foreign deferred tax liabilities, respectively, were included in Accrued expenses and other current liabilities.

The Company is required to recognize all or a portion of its net deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its net deferred tax assets will be realized. Management assesses the realizability of the net deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. Factors considered include the Company’s current losses in certain jurisdictions and management’s projection that the Company expects to utilize its domestic net operating loss carryforwards prior to the initial expiration in fiscal 2022.

During the year ended June 30, 2007, the valuation allowance increased by $1.4 million. The increase was primarily due to a change in state tax law, which reduced the probability of utilizing state investment tax credit carryforwards, and losses incurred in Asia, which increased foreign net operating loss carryforwards and uncertainty surrounding the utilization of deferred tax assets in Asia.

During the year ended June 30, 2006, the valuation allowance decreased by approximately $0.1 million, primarily due to profits realized in Europe, resulting in the utilization of foreign net operating loss carryforwards, which accordingly reduced the valuation allowance.

A valuation allowance of approximately $1.7 million and $0.3 million existed as of June 30, 2007 and 2006, respectively, for certain tax credit carryforwards and foreign deferred tax assets due to the uncertainty surrounding the utilization of these deferred tax assets. As such, management believes that it is more likely than not that the Company will realize the benefits of the Company’s net deductible temporary differences, net of the valuation allowance. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. In a previous fiscal year, however, the Company determined that it would repatriate approximately $7.0 million in future periods from its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and provided for that amount in the fiscal 2001 tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was approximately $5.7 million and $5.5 million at June 30, 2007 and 2006, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

At June 30, 2007, the Company had self-generated federal and state net operating loss carryforwards of approximately $9.2 million and acquired net operating loss carryforwards of $5.3 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in 2022 through 2027. Self-generated Foreign tax net operating loss carryforwards of approximately $1.0 million at June 30, 2007 are available to offset future taxable income of certain foreign subsidiaries. Approximately $0.6 million of these foreign net operating loss carryforwards expire in 2014, and approximately $0.4 million of these foreign net operating loss carryforwards do not have an expiration period. As of June 30, 2007, the Company has approximately $1.4 million of self-generated foreign tax credit carryforwards, $2.9 million of self-generated state tax credit carryforwards, $1.2 million of acquired state tax credit carryforwards, $3.7 million of self-generated federal general business tax credit carryforwards, and $0.9 million of acquired federal general business tax credit carryforwards. The foreign, state and federal tax credits expire at various dates between fiscal 2008 and 2027.

13.  Long Term Debt and Capital Leases

On March 30, 2007, the Company entered into a $40.0 million senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company (“M&T Bank”), as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended. The terms of the New Credit Agreement provide LeCroy with a $40.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. As of June 30, 2007, the Company has borrowed $9.4 million against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

Effective as of April 26, 2007, LeCroy, in accordance with New Credit Agreement, entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added North Fork Bank to the New Credit Agreement.

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

Under the New Credit Agreement, the Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 30, 2007, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.6 million of financing costs in connection with entering into the New Credit Agreement and Amendment, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At June 30, 2007, approximately $0.1 million of deferred financing costs were included in Other current assets, and approximately $0.4 million were included in Other non-current assets on the Consolidated Balance Sheets.

On October 29, 2004, the Company entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and JP Morgan Chase Bank, N.A., successor to The Bank of New York, as administrative agent for such lenders (the “Prior Credit Agreement”). The terms of the Prior Credit Agreement, as amended thereafter, provided the Company with a $50.0 million term loan and a $50.0 million revolving credit facility, which includes a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. Borrowings under the Prior Credit Agreement, reflected interest at variable rates equal to, at the Company’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company’s leverage ratio, as defined in the Prior Credit Agreement, or (2) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin of between 1.25% and 2.75% based on the Company’s leverage ratio. In addition, the Company must pay commitment fees on unused revolver borrowings during the term of the Prior Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio. On March 30, 2007, the Company entered into the New Credit Agreement and terminated the Prior Credit Agreement, which resulted in a $1.0 million Loss on extinguishment of debt related to the write-off of deferred finance charges associated with the Prior Credit Agreement. Amounts borrowed under the Prior Credit Agreement were repaid during fiscal 2007.

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

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at the Company’s option, at any time prior to the close of business on the business day immediately preceding the maturity date. As of June 30, 2007, the market value of the convertible notes was $68.1 million.

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,”, and related issues, at the date of issuance of the Notes and determined that the conversion feature should be classified as equity, and, therefore, it does not need to be accounted for separately from the Notes. The Company updates its analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

In connection with the sale of its Notes, the Company also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement, which has been declared effective by the Securities and Exchange Commission, covering resales by holders of the Notes and any common stock issuable upon conversion of such Notes (subject to certain conditions specified in the Registration Rights Agreement). The Company has agreed to use its commercially reasonable efforts to keep the registration statement effective until the earliest of the following has occurred: (i) all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 under the Securities Act; (ii) the holders of the Notes and the shares of the Company’s common stock issuable upon conversion of the Notes that are not our affiliates are able to sell all such securities immediately pursuant to Rule 144(k) under the Securities Act; (iii) the date when all of the Notes and shares of common stock issuable upon conversion have ceased to be outstanding; and (iv) October 12, 2008. The Company will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture.

The Company received net proceeds from the sale of the Notes of approximately $69.0 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under the Company’s Prior Credit Agreement, repurchase of 850,000 shares of the Company’s common stock at a cost of approximately $9.9 million and repay approximately $20.8 million of revolving debt under the Company’s Prior Credit Agreement that was drawn down to fund the acquisition of Catalyst.

The Company incurred approximately $3.0 million of transaction fees in connection with issuing the Notes, which have been deferred and are being amortized over the term of the Notes using the effective interest method. The term of the Notes for amortization purposes is considered to be five years in accordance with SAB Topic 3-C, “Redeemable Preferred Stock,” as that is the first period in which the redemption feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. At June 30, 2007, the total $2.6 million unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

The Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.2 million as of June 30, 2007). No amounts were outstanding under these facilities as of June 30, 2007 and June 30, 2006. The Company’s Swiss subsidiary, also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.8 million as of June 30, 2007). As of June 30, 2007 and June 30, 2006, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

The Company had a $2.0 million capital lease line of credit to fund certain capital expenditures that bore interest at an annual rate of 12.2% on outstanding borrowings. The capital lease line of credit was terminated in the second quarter of fiscal 2007. As of June 30, 2006, the Company had $0.1 million outstanding under this line of credit, included within Current portion of long-term debt and capital leases on the Consolidated Balance Sheet. No amounts were outstanding as of June 30, 2007.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At June 30, 2007, the Company’s outstanding balance under these agreements was $0.1 million, included within Current portion of long-term debt and capital leases in the Consolidated Balance Sheet. At June 30, 2006, the Company’s outstanding balance under these lease agreements was $0.6 million of which $0.5 million was included within Current portion of long-term debt and capital leases and $0.1 million was included within Deferred revenue and other non-current liabilities in the Consolidated Balance Sheet. Under these capital lease obligations the annual payments, including interest, for fiscal year 2008 is $0.1 million.

14.  Share-Based Compensation

Share-Based Compensation

Historically, through fiscal 2005, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No compensation expense related to stock option plans was reflected in the Company’s Consolidated Statements of Operations, with the exception of the LeCroy (CATC) Plans described below, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for restricted stock (non-vested stock) was recorded based on its market value on the date of grant and was expensed in the Company’s Consolidated Statements of Operations ratably over the vesting period. Upon the grant of restricted stock, deferred stock compensation was recorded as an offset to additional paid-in capital and was amortized on a straight-line basis as compensation expense over the vesting period.

On July 3, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS 123R, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of the adoption date is recognized in the Consolidated Statements of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. In connection with the adoption of SFAS 123R, the deferred stock compensation at June 30, 2005 of $8.6 million relating to previous grants of restricted stock and stock options assumed in the CATC Merger was eliminated against additional paid-in capital during the first quarter of fiscal 2006. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended June 30, 2007, 2006, and 2005 is $5.2 million, $5.3 million, and $3.9 million, respectively.

As a result of adopting SFAS 123R, the Company’s income before income taxes for the years ended June 30, 2007 and 2006 are $1.6 million and $2.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Net income for the years ended June 30, 2007 and 2006 are $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic earnings per share for the years ended June 30, 2007 and 2006 are $0.12, lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Diluted earnings per share for the years ended June 30, 2007 and 2006 are $0.11 and $0.10 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Under APB No. 25, restricted stock was historically being expensed although under APB No. 25, forfeitures were accounted for as they occurred.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provided an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. During the second quarter of fiscal 2007, the Company made the election to use the alternative method, however, the alternative method did not have an impact on the Company’s results of operations or financial condition due to the Company’s net operating loss position.

The following table illustrates the effect on net income and net income per common share for the year ended June 30, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation under SFAS 123, “Accounting for Stock-Based Compensation”. For purposes of the pro forma presentation, option and restricted stock forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

Year Ended June 30, 2005
Net income, as reported	$2,143
Add: stock-based compensation expense included in reported net income, net of income taxes	2,547
Deduct: stock-based compensation expense determined under fair value-based method for all awards, net of income taxes	(4,928)

Pro forma net (loss)	$(238)

Net income (loss) per common share:
Basic, as reported	$0.18
Diluted, as reported	$0.17
Basic, pro forma	$(0.02)
Diluted, pro forma	$(0.02)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For each of the years ended June 30, 2007 and 2006, there were no excess tax benefits recognized resulting from share-based compensation cost.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the years ended June 30, 2007, 2006 and 2005:

	Years Ended June 30,
	2007	2006	2005
Expected holding period (years)	3.7	5.0	3.9
Risk-free interest rate	4.46% - 4.91%	3.86% - 4.99%	3.31% - 4.30%
Weighted average risk-free interest rate	4.65%	4.46%	3.41%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	32.0% - 54.2%	47.3% - 64.9%	41.5% - 74.4%
Weighted average expected volatility	42.3%	55.4%	51.2%
Fair value of options granted	$4.12 - $12.24	$6.86 - $8.43	$7.88 - $14.52
Weighted average fair value of options granted	$10.66	$7.64	$8.95

Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period which is six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the ‘put’ and ‘call’ features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of June 30, 2007 and 2006, there is approximately $41,000 of liability classified share-based compensation expense included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Company Stock-Based Plans

The Company maintains share-based payment arrangements under the following plans: (i) the Amended and Restated 1993 Stock Incentive Plan (“1993 Plan”), (ii) the Amended and Restated 1995 Employee Stock Purchase Plan (“ESPP”), (iii) the Amended and Restated 1998 Non-Employee Director Stock Plan (“1998 Plan”), (iv) the 2003 Stock Incentive Plan (“2003 Plan”), (v) the 2004 Employment Inducement Stock Plan (“2004 Plan”), (vi) the LeCroy Corporation (CATC) Special 2000 Stock Option Plan, (vii) the LeCroy Corporation (CATC) 2000 Stock Incentive Plan, (viii) the LeCroy Corporation (CATC) 1994 Stock Option Plan (items (vi), (vii) and (viii) collectively the “LeCroy (CATC) Plans”) and (ix) the LeCroy Catalyst 2005 Stock Option Plan. The Company has a policy of issuing new shares of its common stock to satisfy share option exercises.

Stock Options and ESPP

The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. The lives of the options are generally ten years from the date of grant. As of June 30, 2007, there were 1,064,452 options outstanding under the 1993 Plan, all of which were fully vested.

The ESPP has reserved for issuance an aggregate of 1,060,000 shares of Common Stock and is set to expire on November 30, 2011. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period. Through June 30, 2007, a total of 665,295 shares have been issued under the ESPP including 94,374, 78,408 and 56,214 shares for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, 394,705 shares are available for future issuance.

In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan (“1995 Plan”) and adopted the 1998 Plan. As of June 30, 2007, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. Pursuant to the 1998 Plan, each non-employee director receives upon initial election to the Board of Directors either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. Additionally, each non-employee director will receive annually a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. As of June 30, 2007, there were 239,571 options outstanding under the 1998 Plan, all of which were fully vested. As of June 30, 2007, 187,330 shares are available for future issuance under the 1998 Plan.

The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan is 1,560,167 shares. The 2003 Plan also allows for awards based on performance criteria which awards may then qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There have been no performance-based awards granted under the 2003 Plan. The 2003 Plan expires on October 29, 2013. As of June 30, 2007, there were 79,718 options outstanding under the 2003 Plan, of which 19,135 options were vested. As of June 30, 2007, 318,973 shares are available for future issuance under the 2003 Plan.

In connection with the CATC Merger, on October 29, 2004, the Company’s Board of Directors approved the 2004 Plan to promote the interests of the Company and its stockholders by strengthening the Company’s ability to attract and induce persons to become employees of the Company, including certain of CATC’s employees. The adoption of the 2004 Plan did not require stockholder approval. The number of shares of LeCroy common stock that may be issued or transferred pursuant to options or restricted stock awards granted under the 2004 Plan is 750,000 shares. On October 29, 2004, the Company issued the following grants under the 2004 Plan: (i) 70,000 shares of restricted common stock to certain former officers of CATC, and (ii) options to purchase an aggregate of 230,984 shares of common stock to 61 former CATC employees who became non-officer employees of LeCroy (none of whom received an option grant of more than 20,000 shares). The options were issued with vesting periods of four to six years. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the 2004 Plan. The 2004 Plan expires on October 29, 2014. As of June 30, 2007, there were 134,874 options outstanding under the 2004 Plan, of which 32,605 were vested.

In connection with the CATC Merger, LeCroy assumed the LeCroy (CATC) Plans. On October 27, 2004, the Board of Directors of CATC approved technical amendments to each of the CATC Stock Plans in anticipation of their assumption by LeCroy pursuant to the CATC Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 141 and FIN 44, the 648,284 unvested stock options, as well as certain vested but unexercised stock options, granted by the Company in exchange for the stock options held by the employees of CATC were considered part of the purchase price for CATC. The $5.1 million fair value of the new awards was included in the purchase price, less the intrinsic value of unvested options of $1.9 million, which, during the period from October 29, 2004 to June 30, 2005, was being charged as compensation expense to operations on a straight-line basis as earned by employees over their remaining vesting periods. In connection with the adoption of SFAS 123R, the remaining unamortized deferred compensation was eliminated against additional paid-in capital on the date of adoption and compensation cost for unvested options under the LeCroy (CATC) Plans is being recognized over the remaining vesting period using the fair value of the options on the date of the CATC Merger. On September 13, 2005, the Board of Directors resolved that no further grants would be made under the LeCroy (CATC) Plans. As of June 30, 2007, there were 397,426 options outstanding under the LeCroy (CATC) Plans, of which 349,721 options were vested.

In connection with the Catalyst Merger, LeCroy assumed Catalyst’s 2005 Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Catalyst Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense on a straight-line basis as earned by employees over their remaining requisite service periods. As of June 30, 2007, there were 96,614 options outstanding under the Catalyst Plan, of which 838 options were vested.

Stock option transactions for fiscal years 2007, 2006 and 2005 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value as of June 30, 2007 ($000)
Outstanding at June 30, 2004	2,339,647	16.91
Granted	977,736	12.31
Exercised	(337,889)	11.56
Expired	(5,741)	6.33
Forfeited	(189,465)	15.79

Outstanding at June 30, 2005	2,784,288	16.05
Granted	36,400	14.64
Exercised	(130,398)	11.29
Expired	(31,000)	18.88
Forfeited	(428,442)	18.13

Outstanding at June 30, 2006	2,230,848	$15.85
Granted	172,726	2.69
Exercised	(60,971)	2.39
Expired	(193,080)	22.70
Forfeited	(136,868)	15.61

Outstanding at June 30, 2007	2,012,655	$14.49	3.97	$1,540

Vested and expected to vest at June 30, 2007	1,964,197	$14.59	3.80	$1,536
Exercisable at June 30, 2007	1,706,322	$15.21	3.39	$654

The weighted-average grant-date fair value of the stock options granted during the years ended June 30, 2007, 2006 and 2005 was $10.66, $7.64 and $8.95 per option, respectively. The total intrinsic value of stock options exercised during each of the years ended June 30, 2007, 2006 and 2005 was $0.5 million, $0.5 million and $3.7 million, respectively. Stock options that vested during the years ended June 30, 2007, 2006 and 2005 had original fair values of $1.8 million, $3.3 million and $2.3 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding at June 30, 2007			Options Exercisable at June 30, 2007
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.45 - $11.70	543,143	$7.24	5.04	428,117	$8.64
$11.71 - $17.50	899,376	14.59	4.28	720,602	14.43
$17.51 - $23.50	544,122	21.03	2.37	533,589	21.07
$23.51 - $37.00	26,014	25.41	4.10	24,014	25.56

Total	2,012,655	$14.49	3.97	1,706,322	$15.21

Of the total stock options outstanding, 1,706,322 and 1,792,711 options were exercisable at June 30, 2007 and 2006 respectively. Shares available for grant under all plans were 506,303 and 1,103,724 at June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was approximately $2.3 million, of unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.05 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the years ended June 30, 2007, 2006 and 2005.

Restricted Stock

Compensation cost for restricted stock (referred to as non-vested stock) was historically recorded based on its market value on the date of grant as deferred stock compensation, a component of Stockholder’s Equity, and then recognized ratably over the associated service period, the period in which restrictions are removed. Forfeitures were accounted for as they occurred. With the adoption of SFAS 123R, effective July 3, 2005, deferred stock compensation was eliminated against Additional paid-in capital. The fair value of new grants is determined based on the closing price on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures.

During the year ended June 30, 2007, 405,038 shares of restricted stock were granted. Of those shares, 25,000 shares were issued under the 1998 Plan to non-employee directors and were immediately vested and 380,038 shares were issued to employees under the 2003 Plan. Of the shares issued to employees, 45,784 shares were immediately vested, 20,000 shares have 3-year ratable vesting, 294,254 shares have 4-year ratable vesting, 10,000 shares have a 3-year cliff vesting and 10,000 shares have a 5-year cliff vesting. In fiscal 2006 there were 73,500 shares of restricted stock granted. Of these shares, 25,000 were issued under the 1998 Plan to non-employee directors and were immediately vested and 48,500 shares were issued to employees under the 2003 Plan with 4-year ratable vesting. In fiscal 2005, 198,030 and 70,000 shares of restricted stock were granted under the 2003 Plan and 2004 Plan, respectively, with various vesting conditions ranging from three to four years. During the years ended June 30, 2007, 2006 and 2005, 64,875, 32,375 and 2,300 shares, respectively, of non-vested stock were forfeited as a result of employee terminations. As of June 30, 2007, 647,141 shares are unvested.

The following table summarizes transactions related to non-vested restricted stock for the years ended June 30, 2007, 2006 and 2005:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2004	365,000	$18.01
Granted	268,030	13.82
Vested	(86,130)	14.00
Forfeited	(2,300)	13.21

Non-vested stock at June 30, 2005	544,600	17.39
Granted	73,500	15.22
Vested	(57,650)	15.33
Forfeited	(32,375)	17.74

Non-vested stock at June 30, 2006	528,075	17.33
Granted	405,038	12.03
Vested	(221,097)	16.08
Forfeited	(64,875)	15.64

Non-vested stock at June 30, 2007	647,141	$14.61

As of June 30, 2007, there was approximately $5.6 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted (non-vested) stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.46 years. No compensation cost related to restricted stock grants was capitalized in inventory or any other assets for the years ended June 30, 2007, 2006 and 2005.

15.  Common Stock, Treasury Stock and Warrants to Purchase Common Stock

On May 25, 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock for treasury. During fiscal 2007 the company purchased 896,000 shares for a total consideration of approximately $10.5 million. In fiscal 2006, the Company repurchased 142,283 shares for total consideration of $1.9 million. During the year ended June 30, 2007, the Company retired the remaining 1.0 million shares of its treasury stock. These shares are authorized but unissued.

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

At June 30, 2006 the Company had outstanding warrants to purchase 28,571 shares of common stock at a purchase price of $17.50 per share. These warrants expired on August 15, 2006. Warrants to purchase 250,000 shares of common stock at a purchase price of $20.00 per share expired on June 30, 2006. No warrants were exercised during the fiscal years ended June 30, 2007, 2006 or 2005, and there are no warrants outstanding as of June 30, 2007.

16.  (Loss) Income Per Common Share (EPS)

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period. The computation of diluted (loss) income per share includes the effect of shares from the assumed exercise of dilutive stock options, convertible debt (if dilutive) and restricted stock using the treasury stock method. The following is a presentation of the numerators and the denominators of the basic and diluted (loss) income per common share computations for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	Years Ended June 30,
	2007	2006	2005
Numerator:
Net (loss) income	$(13,207)	$6,573	$2,143

Denominator:
Weighted average shares outstanding:
Basic	11,702	12,218	11,774
Employee stock options and other	—	256	484

Diluted	11,702	12,474	12,258

The computations of diluted EPS for the years ended June 30, 2007, 2006 and 2005 do not include approximately 2.6 million, 1.7 million and 1.6 million, respectively, of stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to EPS. For the year ended June 30, 2007, the Notes had no impact on diluted EPS because the average share price during the year ended June 30, 2007 was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17.  Stockholder Rights Plan

On November 2, 1998, the Company’s Board of Directors declared a dividend distribution of one right in respect to each share of LeCroy’s Common Stock outstanding at the record date, November 18, 1998. To date, the rights have been traded together with the Common Stock and are not exercisable or separately tradable. The rights will be exercisable if a person or group acquires, in the future, 15% or more of the Company’s common stock or announces a tender offer. Right holders, other than the acquiring person or group, are then entitled to purchase an amount of the Company’s common stock at a 50% discount to the share price at that time. The number of shares of common stock that a right holder is entitled to purchase is based on the exercise price. Under certain circumstances, the right will entitle the stockholder to buy shares in an acquiring entity at a discount.

The Board of Directors may redeem the rights at a price of $0.001 per right up until 10 days following a public announcement that any person or group has acquired 15% or more of LeCroy’s Common Stock. The rights will expire on November 2, 2008, unless redeemed prior to that date.

18.  Employee Benefit Plans

The Company has an employee 401(k) savings plan. It is a trusted, employee 401(k) savings plan for eligible U.S. employees under which it contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee’s eligible compensation, as defined. For each of the fiscal years 2007, 2006, and 2005, the Company has expensed $0.6 million in matching contributions to this plan.

The Company’s subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee’s earnings, as defined, currently ranging from 4.6% to 8.4%. The Company makes a matching contribution based also upon a percentage of the employee’s earnings, as defined, currently ranging from 5.4% to 9.6%. For fiscal 2007, 2006, and 2005, the Company has expensed $0.5 million, $0.4 million, and $0.5 million, respectively, in matching contributions to this plan.

19.  Segment and Geographic Information

The Company operates in a single-reportable segment in the test and measurement market, in which it develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. These products are used by design engineers and researchers to measure and analyze complex electronic signals in order to develop high performance systems, to validate electronic designs and to improve time to market. Revenue from the sale of the Company’s products, which are similar in nature, are reflected as Test and measurement product revenue in the Consolidated Statements of Operations.

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

	2007	2006	2005
North America	$50,891	$51,795	$52,500
Europe / Middle East	51,899	48,767	49,650
Japan	16,929	22,043	26,209
Asia / Pacific	31,581	37,931	36,619

Total revenues	$151,300	$160,536	$164,978

Total assets by geographic area are as follows:

	June 30, 2007	June 30, 2006
North America	$211,264	$180,070
Europe / Middle East	13,263	12,053
Japan	2,813	5,360
Asia / Pacific	3,979	4,491

Total assets	$231,319	$201,974

Total long-lived assets (1) by geographic area are as follows:

	June 30, 2007	June 30, 2006
North America	$131,889	$103,473
Europe / Middle East	515	581
Japan	95	400
Asia / Pacific	369	439

Total long-lived assets	$132,868	$104,893

(1)	Long-lived assets presented in the table above exclude non-current deferred tax assets.

No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years.

Revenue attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2007 include the United States ($50.9 million), Japan ($16.9 million) and Germany ($16.7 million); in fiscal 2006 include the United States ($46.0 million), Japan ($22.0 million) and Germany ($17.3 million); and in fiscal 2005 include the United States ($47.0 million), Japan ($26.2 million) and Germany ($19.4 million).

20.  Iwatsu Settlement/Purchase Agreement

On March 22, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. (“Iwatsu”) for a total of $3.6 million which included the settlement of an underlying dispute between the Company and Iwatsu relating to the ownership of intellectual property contained in Iwatsu’s ViewGo product line, a non-compete agreement, whereby Iwatsu agreed not to engage in competition with the Company for a period of ten years, and the purchase of certain other intellectual property rights unrelated to the ViewGo product line. The

Company obtained an independent third-party appraisal to value these elements of the Iwatsu agreement. As a result of the appraisal, in fiscal 2006, the Company expensed $2.8 million of the total purchase price as a legal settlement. The remaining $0.8 million was recorded as intangible assets of which $0.5 million is being amortized over the 10-year estimated life of the non-compete agreement and $0.3 million is being amortized over the 7-year estimated useful life of the acquired intellectual property assets. The ViewGo product line was re-engineered by the Company and launched as the WaveJet family of products during the third quarter of fiscal 2006.

During the years ended June 30, 2007 and 2006, $0.1 million and $31,000, respectively was amortized to Cost of revenues in the Consolidated Statement of Operations related to the Iwatsu acquired intangibles.

21.  Commitments and Contingencies

Operating Leases and Supplier Agreements

Operating leases covering plant, certain office facilities and equipment expire at various dates through 2013. Future minimum annual lease payments required during the years ending June 30, 2008, 2009, 2010, 2011, 2012 and thereafter, under non-cancelable operating leases having an original term of more than one year, are approximately $2.0 million, $1.1 million and $0.4 million, $0.1 million, $0.1 million and zero, respectively. Aggregate rental expense on non-cancelable operating leases for the years ended June 30, 2007, 2006 and 2005 approximated $2.6 million, $2.1 million and $2.0 million, respectively.

As of June 30, 2007, the Company is committed to purchase $1.7 million of inventory from a supplier.

Environmental

The Company’s former subsidiary, Digitech Industries, Inc. (“Digitech”), was notified prior to 1999 by the Connecticut Department of Environmental Protection (the “DEP”) that it may be responsible for environmental damage that occurred at its previously leased facilities in Ridgefield, Connecticut (the “Ridgefield Site”). Based upon recommendations made by the DEP, Digitech engaged environmental consultants to assist it in evaluating the costs associated with the DEP’s recommendations for monitoring and remediation of the environmental damage.

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

In August 2000, the Company closed the sale of the assets and business of its Vigilant Networks, Inc. subsidiary (“Vigilant”) and a portion of the assets and business of its Digitech subsidiary for gross proceeds of $12.0 million. The remaining business of Digitech was classified as discontinued operations. The Company has accrued retained liabilities from discontinued operations of $0.2 million after the sale of the Vigilant business and the residual assets of Digitech, which amount is recorded in Accrued expenses and other current liabilities on the June 30, 2007 and 2006 Consolidated Balance Sheets.

Legal

On April 28, 2003, Tektronix, Inc. (“Tektronix”) filed a complaint against the Company in the United States District Court for the District of Oregon claiming that the Company infringed on eight of Tektronix’ U.S. patents. In the Company’s responsive pleading, the Company denied that it has infringed, or is infringing, any of these patents, and contended that the patents are invalid. The Company furthermore filed a counterclaim on August 5, 2003, claiming Tektronix is infringing three of the Company’s patents. On April 11, 2005, all claims related to two of the

Tektronix patents were voluntarily dismissed from the Tektronix complaint and the Company’s counterclaim. All claims related to one of the Company’s patents were also voluntarily dismissed from the Company’s counterclaim. On November 30, 2004, the Company filed a Motion for Summary Judgment of Non-infringement concerning one of the six Tektronix patents. In response, Tektronix filed a Cross-Motion for Summary Judgment of Infringement by the Company concerning the same patent. By order dated May 4, 2005, the court granted the Company’s Motion for Summary Judgment of Non-infringement and denied Tektronix’ Cross-Motion for Summary Judgment of Infringement. On May 11, 2005, Tektronix and the Company entered into a cross license and settlement agreement, settling all claims and counterclaims between the parties in connection with their respective patents. As part of the settlement agreement, the Company paid $1.0 million to Tektronix in fiscal 2005.

On March 22, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. (“Iwatsu”) for a total of $3.6 million which included the settlement of an underlying dispute between the Company and Iwatsu relating to the ownership of intellectual property (See Note 20 — Iwatsu Settlement/Purchase Agreement for additional information).

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

22.  Related Party Transactions

On October 20, 2000, the Compensation Committee of the Board of Directors approved a $0.3 million five-year loan to Thomas H. Reslewic, LeCroy’s Chief Executive Officer and President, secured by Mr. Reslewic’s non-qualified stock options. The loan accrued interest at 9.5% compounded annually with interest payable at the maturity of the loan. If Mr. Reslewic remained an employee of LeCroy for the entire five-year term of the loan or was terminated without cause prior to the maturity date of the loan, the Company would forgive the loan principal and all accrued interest. The loan was amortized on a straight-line basis and the compensation expense was recorded within Selling, general and administrative expenses. The loan reached maturity in the second quarter of fiscal 2006 and was forgiven along with the accrued interest, in accordance with the agreement.

On July 19, 2005 the Compensation Committee of the Board of Directors approved a $0.3 million retention bonus to Mr. Reslewic. This retention bonus requires Mr. Reslewic to remain an employee for five years. If Mr. Reslewic terminates his employment earlier than five years, he will be required to repay the bonus in full. The retention bonus is being amortized over five years on a straight line basis as compensation expense. At June 30, 2007, $0.2 million remains in Other current assets and the remaining balance is in Other non-current assets on the Consolidated Balance Sheet.

In conjunction with the Catalyst acquisition, the Company issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and current employee of the Company.

23.  Derivative Instruments

The Company has or had the following derivative instruments:

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 13 — Long-term Debt and Capital Leases for additional information), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with M&T Bank, the purpose of which was to protect against rising interest rates during the term of the Credit Agreement.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 13 — Long-term Debt and Capital Leases for additional information), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was $0.3 million and $0.1 million for the years ended June 30, 2007 and 2006, respectively, and is recognized in Interest expense in the Consolidated Statements of Operations. The notional amount of the interest rate swap as of June 30, 2006 was approximately $19.1 million.

Forward foreign exchange contracts

The Company enters into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently in Other (expense) income, net in the Consolidated Statement of Operations.

During fiscal 2007, 2006 and 2005, foreign currency exchange gains (losses) on these derivatives and on transactions denominated in other than their functional currencies, were ($0.3) million, ($0.3) million and $0.2 million, respectively. These net gains (losses) are included in Other, net in the Consolidated Statements of Operations and include foreign exchange contract gross gains of $0.1 million, $0.6 million and $0.6 million in fiscal 2007, 2006 and 2005, respectively. At June 30, 2007 and 2006, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $10.4 million and $14.6 million, respectively.

24.  Unaudited Quarterly Results of Operations

The Company has quarterly periods ending on the Saturday closest to the end of the month. For clarity of presentation, the quarterly period-ends are stated as of the last day of the calendar quarter. Summarized unaudited quarterly operating results for fiscal years 2007 and 2006 are as follows (in thousands, except per share data):

	Quarters Ended
	Fiscal Year 2007				Fiscal Year 2006
	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Revenues
Test and measurement products	$35,444	$37,651	$36,258	$35,298	$37,137	$37,184	$39,996	$39,124
Service and other	1,357	1,691	1,858	1,743	1,438	1,697	2,026	1,934

Total revenues	36,801	39,342	38,116	37,041	38,575	38,881	42,022	41,058
Cost of revenue	17,528	18,524	18,294	14,823	15,727	15,250	16,434	16,065

Gross profit	19,273	20,818	19,822	22,218	22,848	23,631	25,588	24,993
Selling, general and administrative expenses	12,777	15,065	14,681	12,846	12,424	12,361	13,594	13,243
Legal settlement	—	—	—	—	—	2,792	—	—
Research and development expenses	8,358	8,080	12,845	7,652	7,222	7,671	7,806	7,424

Operating (loss) income	(1,862)	(2,327)	(7,704)	1,720	3,202	807	4,188	4,326
Other expense, net	(1,093)	(1,677)	(1,706)	(789)	(693)	(403)	(682)	(709)

(Loss) income before income taxes	(2,955)	(4,004)	(9,410)	931	2,509	404	3,506	3,617
Benefit from (provision for) income taxes	730	69	1,754	(322)	(498)	(252)	(1,329)	(1,384)

Net (loss) income	$(2,225)	$(3,935)	$(7,656)	$609	$2,011	$152	$2,177	$2,233

Net (loss) income per common share:
Basic	$(0.19)	$(0.34)	$(0.67)	$0.05	$0.16	$0.01	$0.18	$0.18
Diluted	$(0.19)	$(0.34)	$(0.67)	$0.05	$0.16	$0.01	$0.17	$0.18
Weighted average number of shares:
Basic	11,601	11,499	11,492	12,217	12,297	12,275	12,195	12,106
Diluted	11,601	11,499	11,492	12,459	12,533	12,556	12,467	12,348

Schedule II

LeCROY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2007, 2006 and 2005

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other		Balance at End of Period
Against trade receivables — Year ended June 30, 2005 Net reserves	436	93	(149	)(1)	380
Year ended June 30, 2006 Net reserves	380	94	(16	)(1)	458
Year ended June 30, 2007 Net reserves	458	576	(152	)(1)	882
Against inventories — Year ended June 30, 2005 Allowance for excess and obsolete	2,520	3,272	(4,706	)(2)	1,086
Year ended June 30, 2006 Allowance for excess and obsolete	1,086	543	—		1,629
Year ended June 30, 2007 Allowance for excess and obsolete	1,629	1,823	(791)		2,661
Against deferred tax assets — Year ended June 30, 2005 Valuation allowance	5,304	—	(4,954	)(3)	350
Year ended June 30, 2006 Valuation allowance	350	—	(92)		258
Year ended June 30, 2007 Valuation allowance	258	1,443	(46)		1,655

(1)	Uncollectible accounts receivable written-off and change in sales return estimates.

(2)	Inventory disposals and/or impact of foreign currency.

(3)	Adjustment associated with a change in estimate primarily related to a reduction of certain deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control over Financial Reporting.” In addition, KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of internal control over financial reporting as of June 30, 2007 and has issued their report thereon, also included in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting is effective as of June 30, 2007. In addition, KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of internal control over financial reporting as of June 30, 2007 and has issued their report thereon. That report appears below.

On October 2, 2006, we acquired Catalyst Enterprises, Inc. We excluded from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2007, Catalyst Enterprises, Inc.’s internal control over financial reporting associated with total assets of $2.8 million and total revenues of $8.4 million included in our consolidated financial statements as of and for the year ended June 30, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited LeCroy Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LeCroy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LeCroy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

LeCroy Corporation acquired Catalyst Enterprises, Inc. during the year ended June 30, 2007, and management excluded from its assessment of the effectiveness of LeCroy Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2007, Catalyst Enterprises, Inc.’s internal control over financial reporting associated with total assets of approximately $2.8 million and total revenues of approximately $8.4 million included in the consolidated financial statements of LeCroy Corporation and subsidiaries as of and for the year ended June 30, 2007. Our audit of internal control over financial reporting of LeCroy Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of Catalyst Enterprises, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated September 13, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey September 13, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.

Information with respect to our directors will be contained in the section captioned “Structure and Compensation of the Board of Director’s” of the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”), which is scheduled to be held October 31, 2007. Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. Those portions of the 2007 Proxy Statement are incorporated herein by reference. The discussion of our executive officers is included in Item 1, Part I of this report under “Executive Officers of the Registrant.”

The Company has adopted a code of ethics entitled “Revised Principles of Business Conduct Policy,” which applies to its officers, directors and employees. A copy is available to any person without charge upon written request to:

LeCroy Corporation

Attention: Investor Relations

700 Chestnut Ridge Road

Chestnut Ridge, New York 10977

ITEM 11.	EXECUTIVE COMPENSATION.

A description of the compensation of our executive officers will be contained in the section captioned “Executive Compensation” of the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

A description of our equity compensation plans will be contained in the section captioned “Executive Compensation and Other Information” of the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” in the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

A description of the principal accounting fees and services will be contained in the section captioned “Principal Accounting Fees and Services” in the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a) (1)	Financial Statements — See Index to Consolidated Financial Statements at Item 8 of this report.
(a) (2)	Financial Statement Schedules — See Index to Consolidated Financial Statements at Item 8 of this report (Schedule II).

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

(a) (3)	Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of September 29, 2006, among the Registrant, 2006 Franklin Congress Corporation, Catalyst Enterprises, Inc., and Nader Salehomoum, filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

3.2	Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.

3.3	By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

4.1	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.2	Registration Rights Agreement dated October 12, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.3	Indenture dated October 12, 2006, between LeCroy Corporation, as issuer, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

10.1	Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.

10.2	LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.3	Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.4	LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

Exhibit Number	Description

10.5	LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.6	LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 18, 1998.

10.7	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.8	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.9	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 26, 2003.*

10.10	Form of Restricted Stock Purchase Agreement, filed as Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

10.11	LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on September 26, 2003.*

10.12	LeCroy Corporation’s 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.13	Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.14	Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15	Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.16	Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.17	Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.18	Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.19	Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.20	Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.21	Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.22	Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.23	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

Exhibit Number	Description

10.24	Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

10.25	Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.26	Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.27	Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.28	Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.29	Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.30	Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.31	Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.32	Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit 10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.33	Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.34	Amendment No. 2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.40 to Form 10-Q filed on May 10, 2006, incorporated herein by reference.

10.35	Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.36 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.36	Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.37 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.37	Amendment No. 5 to Credit Agreement, dated as of December 29, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on December 29, 2006, incorporated herein by reference.*

10.38	Catalyst Enterprises, Inc. 2005 Stock Option Plan, filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

10.39	Amendments to Catalyst Enterprises, Inc. 2005 Stock Option Plan filed as Exhibit 10.2 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

Exhibit Number	Description

10.40	Credit Agreement, dated as of March 30, 2007, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on April 4, 2007, incorporated herein by reference.

10.41	First Modification and Lender Joinder Agreement, dated as of April 26, 2007, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.42	Assignment and Acceptance, dated as of April 26, 20007, between Manufacturers and Traders Trust Company and North Fork Bank, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.43	Stock Appreciation Right Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.44	Stock Appreciation Right Grant Agreement, filed as Exhibit 10.2 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

14.1	Revised Code of Ethics- Principles of Business Conduct dated December 14, 2005, filed as Exhibit 14.1 to Form 10-K for the fiscal year ended June 30, 2006, incorporated herein by reference.

21.1	Subsidiaries of LeCroy Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LeCroy CORPORATION

Date: September 13, 2007	By	/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President Finance, Chief Financial Officer,
Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES A. DICKINSON Charles A. Dickinson	Chairman of the Board of Directors	September 13, 2007

/S/ THOMAS H. RESLEWIC Thomas H. Reslewic	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007

/S/ SEAN B. O’CONNOR Sean B. O’Connor	Vice President Finance, Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	September 13, 2007

/S/ ROBERT E. ANDERSON Robert E. Anderson	Director	September 13, 2007

/S/ WALTER O. LECROY, JR. Walter O. LeCroy, Jr.	Director	September 13, 2007

/S/ NORMAN R. ROBERTSON Norman R. Robertson	Director	September 13, 2007

/S/ WILLIAM G. SCHEERER William G. Scheerer	Director	September 13, 2007

/S/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Director	September 13, 2007