Form 10-Q
period 2007-09-30
LECROY CORP
filed 2007-11-08
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer   ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 1, 2007
Common stock, par value $.01 share	12,373,520

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and Catalyst™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,793	$10,448
Accounts receivable, net of reserves of $760 and $882 at September 30, 2007 and June 30, 2007, respectively	33,954	31,941
Inventories, net	36,761	38,645
Other current assets	10,860	9,608

Total current assets	90,368	90,642

Property and equipment, net	20,262	20,339
Goodwill	105,771	105,885
Other non-current assets	14,229	14,453

Total assets	$230,630	$231,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,096	$16,905
Accrued expenses and other current liabilities	13,854	15,408
Note payable- related party	3,500	3,500
Current portion of long-term debt and capital leases	—	119

Total current liabilities	30,450	35,932

Long-term debt	9,410	9,410
Convertible notes	72,000	72,000
Deferred revenue and other non-current liabilities	4,116	1,246

Total liabilities	115,976	118,588

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of September 30, 2007 and June 30, 2007)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,337,974 issued at September 30, 2007 and 12,342,809 shares issued and outstanding at June 30, 2007)	123	123
Additional paid-in capital	109,781	108,713
Accumulated other comprehensive income	2,032	1,409
Retained earnings	3,052	2,486
Treasury stock, at cost (46,000 and 0 shares at September 30, 2007 and June 30, 2007, respectively)	(334)	—

Total stockholders’ equity	114,654	112,731

Total liabilities and stockholders’ equity	$230,630	$231,319

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
In thousands, except per share data	2007	2006
Revenues:
Test and measurement products	$37,580	$35,298
Service and other	1,120	1,743

Total revenues	38,700	37,041

Cost of revenues	16,391	14,823

Gross profit	22,309	22,218

Operating expenses:
Selling, general and administrative	12,735	12,846
Research and development	7,277	7,652

Total operating expenses	20,012	20,498

Operating income	2,297	1,720

Other (expense) income:
Interest income	73	39
Interest expense	(1,143)	(822)
Other, net	(225)	(6)

Other expense, net	(1,295)	(789)

Income before income taxes	1,002	931
Provision for income taxes	338	322

Net income	$664	$609

Net income per common share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average number of common shares:
Basic	11,730	12,217
Diluted	11,913	12,459

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
In thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$664	$609
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,826	1,820
Share-based compensation	1,164	1,672
Amortization of debt issuance costs	176	95
Deferred income taxes	(47)	164
Gain on disposal of property and equipment, net	—	24
Change in operating assets and liabilities:
Accounts receivable	(1,724)	(1,840)
Inventories	1,342	(1,321)
Other current and non-current assets	(211)	(321)
Accounts payable, accrued expenses and other liabilities	(4,152)	(3,553)

Net cash used in operating activities	(962)	(2,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(558)	(1,950)

Net cash used in investing activities	(558)	(1,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	30,750
Repayment of borrowings under credit agreement and capital leases	(119)	(5,837)
Payment of debt issuance costs	—	(196)
Proceeds from employee stock purchase and option plans	18	59
Purchase of treasury shares	(216)	(614)

Net cash (used in) provided by financing activities	(317)	24,162

Effect of exchange rate changes on cash and cash equivalents	182	(53)

Net (decrease) increase in cash and cash equivalents	(1,655)	19,508
Cash and cash equivalents at beginning of the period	10,448	16,972

Cash and cash equivalents at end of the period	$8,793	$36,480

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$293	$569
Income taxes	145	414
Non-cash investing and financing transactions:
Transfer of inventory into property and equipment	640	266
Treasury stock purchased but unpaid at September 30, 2007	118	—
Stock options exercised by employee but unpaid at September 30, 2007	10	—

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The accompanying Consolidated Balance Sheet as of June 30, 2007 has been derived from those audited Consolidated Financial Statements. Inter-company transactions and balances have been eliminated in consolidation.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, goodwill and deferred tax assets, share-based compensation expense and estimation of warranty liabilities. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year.

The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on September 29, 2007, September 30, 2006, and June 30, 2007. For clarity of presentation, period-end references are stated as September 30 and June 30.

On October 29, 2004, the Company completed the acquisition of 100% of the outstanding common stock of Computer Access Technology Corporation (“CATC”). CATC is a provider of advanced verification systems for existing and emerging digital communications standards.

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

2. Share-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values.

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

Stock Options

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behaviour are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Expected holding period (years)	5.0	5.0
Risk-free interest rate	4.03% - 4.57%	4.74% - 4.75%
Weighted average risk-free interest rate	4.23%	4.75%
Dividend yield	0.0%	0.0%
Expected volatility	47.54% - 48.64%	54.20%
Weighted average expected volatility	47.91%	54.20%
Fair value of options granted	$3.47 - $3.91	$6.63 - $6.69
Weighted average fair value of options granted	$3.60	$6.69

The Company maintains stock incentive plans for selected employees. As of September 30, 2007, there were 4,886,277 shares of the Company’s common stock reserved for stock options, of which 1,802,570 were reserved for outstanding options. Except for certain options assumed in the Catalyst and CATC acquisitions, under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. The vesting and exercise periods for each option is at the discretion of the Compensation Committee. The option price for the Catalyst and CATC options assumed was the historical exercise price multiplied by the conversion ratio.

Stock option transactions for the three months ended September 30, 2007 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value as of September 30, 2007
				($000)
Outstanding at June 30, 2007	2,012,655	$14.49

Granted	31,500	$7.64
Exercised	(35,874)	$0.76
Expired	(172,498)	$18.73
Forfeited	(33,213)	$15.94

Outstanding at September 30, 2007	1,802,570	$14.21	3.97	$753

Vested and expected to vest at September 30, 2007	1,748,309	$14.41	3.66	$753

Exercisable at September 30, 2007	1,551,514	$14.79	3.46	$352

The weighted-average grant-date fair value of the stock options granted during the three months ended September 30, 2007 and 2006 was $3.60 and $6.69 per option, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding at September 30, 2007			Options Exercisable at September 30, 2007
Option Exercise Price Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.45 - $10.49	470,451	$7.29	5.02	359,961	$8.28
$10.50 - $14.75	471,968	$13.02	4.31	430,116	$13.04
$14.76 - $18.25	452,415	$16.28	4.06	361,334	$16.18
$18.26 - $37.00	407,736	$21.26	2.26	400,103	$21.27

Total	1,802,570	$14.21	3.97	1,551,514	$14.79

Of the total stock options outstanding, 1,551,514 and 1,706,322 options were exercisable at September 30, 2007 and June 30, 2007, respectively. Stock options and restricted stock awards available for grant under all plans were 433,612 and 506,303 at September 30, 2007 and June 30, 2007, respectively.

As of September 30, 2007, there was approximately $2.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three months ended September 30, 2007 or 2006.

Compensation cost for restricted stock (referred to as non-vested stock) is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures. The fair value of new grants is determined based on the closing price on the date of grant. During the three months ended September 30, 2007 and 2006 there were 34,241 shares and 189,464 shares, respectively, of restricted stock granted. The shares granted in fiscal 2008 were issued under the 2003 Plan and have 4-year ratable vesting.

The following table summarizes transactions related to non-vested stock for the three months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2007	647,141	$14.61

Granted	34,241	$7.48
Vested	(49,163)	$12.88
Forfeited	(31,222)	$12.29

Non-vested stock at September 30, 2007	600,997	$14.46

As of September 30, 2007, there was approximately $5.0 million of total unrecognized compensation cost related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.37 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of September 30, 2007 and June 30, 2007, there was approximately $0.1 million and $41,000 of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Stock Appreciation Rights

On August 20, 2007, the Board of Directors adopted and approved the 2007 Stock Appreciation Plan (the “SAR Plan”). Under the SAR Plan, the Compensation Committee of the Board of Directors may award stock appreciation rights to eligible employees. Each stock appreciation right (a “SAR”) awarded represents the right to receive an amount of cash equal to the excess of the fair market value of a share of the Company’s common stock on the date that a participant exercises such right over the fair market value of a share of the Company’ common stock on the date that such SAR was awarded. Awards of SARs will vest in four successive annual installments of 25% of the SARs subject to such award on the anniversary of the date of the grant of such award. The employee will have four years from the date of vesting of an installment in which to exercise such installment. The Plan will terminate on August 20, 2017.

On August 20, 2007, the Company granted 712,000 SARs. The exercise price of the SARs was set at $7.60 per share, which equals the closing price of the Company’s common stock at the grant date. The fair value at grant date was $3.61, using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors award exercise and employee termination patterns to estimate forfeiture rates. The expected holding period of SARs represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or other such period that most closely equals the expected term of the SARs.

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. Based on the fair value of the SARs on September 30, 2007, there was approximately $2.2 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.9 years. The fair value of the SARs is liability classified because the awards are payable in cash. As of September 30, 2007, there was approximately $63,000 of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three months ended September 30, 2007 and 2006 is approximately $1.2 million and $1.7 million, respectively.

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

Test and measurement products revenue

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

In fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “ Accounting for Leases”. Lease and rental revenues are reported within Test and measurement product revenue and were immaterial for the three months ended September 30, 2007 and 2006.

Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), upon shipment, provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. In limited circumstances where VSOE does not exist for software maintenance support, the Company recognizes revenues and accrues costs, if applicable, under the appropriate provisions of SOP 97-2 determined by the facts and circumstances of each transaction. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

Service and other revenue

Service and other revenue includes extended warranty contracts, software maintenance agreements and repairs and calibrations performed on instruments after the expiration of their normal warranty period. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibration services and then recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

Deferred license revenue

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

4. Restructuring

In the first quarter of fiscal 2008, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of September 30, 2007, approximately $76,000 has been paid in cash and approximately $0.5 million remains in Accrued Expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

In the fourth quarter of fiscal 2007, the Company changed its sales distribution strategy in Japan which resulted in the closure of certain office facilities, which included lease termination costs and headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million. As of September 30, 2007, approximately $0.2 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to June 30, 2006. As of September 30, 2007, approximately $1.0 million has been paid in cash, approximately $0.6 million remains in Accrued expenses and other current liabilities, and approximately $48,000 remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

5. Derivatives

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company’s foreign exchange forward contracts and past interest rate swap agreements are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other expense, net in the Consolidated Statements of Operations.

The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 13—Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with M&T Bank, the purpose of which was to protect against rising interest rates during the term of the Credit Agreement. On October 16, 2006 in conjunction with the repayment of the term loan, the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was approximately $0.1 million during the three months ended September 30, 2006 and was recognized in Interest expense in the Consolidated Statements of Operations.

As of September 30, 2007, the Company has the following derivative instruments:

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

The net losses or gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately $0.2 million for the three months ended September 30, 2007 as compared to net losses of $7,000 for the three months ended September 30, 2006. These amounts are included in Other, net in the Consolidated Statements of Operations. At September 30, 2007 and June 30, 2007, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $12.0 million and $10.4 million, respectively.

6. Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three months ended
	September 30,
	2007	2006
Net income	$664	$609
Foreign currency translation gain (loss)	623	(228)

Comprehensive income	$1,287	$381

7. Accounts Receivable, net

The allowance for doubtful accounts and sales returns was approximately $0.8 million and $0.9 million as of September 30, 2007 and June 30, 2007, respectively.

8. Inventories, net

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$8,992	$9,312
Work in process	6,558	7,354
Finished goods	21,211	21,979

	$36,761	$38,645

The value of demonstration units included in finished goods was $13.5 million and $13.6 million at September 30, 2007 and June 30, 2007, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory (raw materials and work in progress), included above, amounted to $2.1 million and $2.7 million at September 30, 2007 and June 30, 2007, respectively.

9. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Deferred tax assets, net	$5,575	$4,863
Prepaid taxes	680	381
Other receivables	1,532	1,371
Value-added tax receivable	1,190	808
Other	1,883	2,185

	$10,860	$9,608

10. Goodwill and Other Non-current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Goodwill	$105,771	$105,885

Intangibles, net	$2,512	$3,032
Deferred tax assets, net	8,287	7,809
Deferred financing costs on convertible note	2,504	2,642
Other	926	970

	$14,229	$14,453

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2007 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first three months of fiscal 2008.

The decrease in Goodwill is attributable to the Company’s adoption of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting and disclosure for uncertain income tax positions. As a result of the adoption, the Company reduced some of its accruals for uncertain tax positions related to the acquisition of CATC, resulting in a decrease to goodwill of approximately $0.1 million (See Note 17 – Income Taxes for more information).

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets, included in other non-current assets on the Consolidated Balance Sheets as of the dates indicated:

	Original Weighted Average Lives	September 30, 2007	June 30, 2007
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(7,056)	(6,599)

Net carrying amount		$1,240	$1,697

Patents and other intangible assets	5.9 years	$1,592	$1,592
Accumulated amortization		(1,020)	(957)

		$572	$635

Net carrying amount		$1,812	$2,332

Amortization expense for intangible assets, all with finite lives, was $0.5 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

As of September 30, 2007 and June 30, 2007, there was $0.7 million for the Catalyst tradename, an asset with an indefinite life, included in Intangibles, net on the Consolidated balance sheet.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Compensation and benefits, including severance	$6,967	$6,494
Income taxes	526	1,996
Warranty	1,185	1,190
Deferred revenue, current portion	1,073	1,195
Accrued interest on debt	1,629	1,033
Retained liabilities from discontinued operations	160	160
Other current liabilities	2,314	3,340

	$13,854	$15,408

12. Warranties

The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues.

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the three months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
	2007	2006
Balance at beginning of period	$1,190	$1,005
Accruals for warranties entered into during the period	172	141
Warranty costs incurred during the period	(177)	(160)

Balance at end of period	$1,185	$986

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

13. Long-term Debt and Capital Leases

Credit Agreement

On March 30, 2007, the Company entered into a $40.0 million senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company (“M&T Bank”), as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended. The terms of the New Credit Agreement (since amended) provided LeCroy with a $40.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. As of September 30, 2007, the Company has borrowed $9.4 million against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

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

The New Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size type and purpose. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; consolidations and mergers; investments, loans, advances, guarantees and acquisitions; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); sale and lease-back transactions; hedging agreements; and restricted payments, including repurchase of all or a portion of the convertible notes, dividends and stock repurchases.

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of September 30, 2007, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.6 million of financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At September 30, 2007, approximately $0.1 million of deferred financing costs were included in Other current assets and approximately $0.4 million were included in Other non-current assets on the Consolidated Balance Sheets.

Convertible Debt

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

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash, all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at the Company’s option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or combination of each with a value equal to such excess. As of September 30, 2007, the market value of the convertible notes was $61.7 million.

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

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash, all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

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

The Company will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability at September 30, 2007. In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount as of September 30, 2007 to be approximately $0.3 million per year.

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

The Company incurred approximately $3.0 million of transaction fees in connection with issuing the Notes, which have been deferred and are being amortized over the term of the Notes using the effective interest method. The term of the Notes for amortization purposes is considered to be five years in accordance with SAB Topic 3-C, “Redeemable Preferred Stock,” as that is the first period in which the redemption feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. At September 30, 2007, the total $2.5 million unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

The Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of September 30, 2007). No amounts were outstanding under these facilities as of September 30, 2007 and June 30, 2007. The Company’s Swiss subsidiary, also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.9 million as of September 30, 2007). As of September 30, 2007 and June 30, 2007, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At September 30, 2007 and June 30, 2007, the Company’s outstanding balances under these agreements were zero and $0.1 million, respectively.

14. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Treasury Stock

In May 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares of its common stock. To date, the Company has purchased approximately 1.0 million shares under the plan. In the first quarter of fiscal 2008, 46,000 were repurchased at an average price of $7.28 per share.

16. Earnings per Common Share

The following is a presentation of the numerators and the denominators of the basic and diluted net income per common share computations for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006
Numerator:
Net income	$664	$609

Denominator:
Weighted average shares outstanding:
Basic	11,730	12,217
Employee stock options and other	183	242

Diluted	11,913	12,459

The computations of diluted net income per common share for the three months ended September 30, 2007 and 2006 do not include approximately 1.9 million and 1.7 million, respectively, of stock options, restricted stock and warrants to purchase common stock as the effect of their inclusion would have been anti-dilutive to earnings per share.

17. Income Taxes

The effective income tax rate for the three months ended September 30, 2007 was 33.7%, compared to an effective income tax rate of 34.6% for the three months ended September 30, 2006. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. The impact of adopting FIN 48 and FSP-FIN 48-1 on the Company’s consolidated financial statements is summarized below:

	Balance at June 30, 2007	FIN 48 Adjustment	Balance at July 1, 2007
Goodwill	105,885	(114)	105,771
Other non-current assets	14,453	1,057	15,510
Accrued expenses and other current liabilities	15,408	(1,968)	13,440
Deferred revenue and other non-current liabilities	1,246	2,853	4,099
Retained earnings	2,486	58	2,544

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At July 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.1 million (of which approximately $7.5 million would impact the effective tax rate if recognized). Approximately $2.6 million of the total unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized.

The Company anticipates that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of the adoption date, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $57,000.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal and foreign income tax purposes, fiscal 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

18. Segment and Geographic Revenue

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

	Three Months Ended September 30,
	2007	2006
North America	$13,173	$10,946
Europe/Middle East	12,779	12,277
Japan	3,142	4,598
Asia/Pacific	9,606	9,220

Total revenues	$38,700	$37,041

Total assets by geographic area are as follows:

	September 30, 2007	June 30, 2007
North America	$210,808	$211,264
Europe/Middle East	13,700	13,263
Japan	1,888	2,813
Asia/Pacific	4,234	3,979

Total assets	$230,630	$231,319

Total long-lived assets (1) by geographic area are as follows:

	September 30, 2007	June 30, 2007
North America	$130,976	$131,889
Europe/Middle East	473	515
Japan	141	95
Asia/Pacific	385	369

Total long-lived assets	$131,975	$132,868

(1)	Long-lived assets presented in the table above exclude non-current deferred tax assets.

19. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial condition or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company adopted EITF 06-2 beginning July 1, 2007 using the cumulative-effect adjustment approach. The effect of this adoption resulted in a decrease to beginning retained earnings of $0.2 million, a decrease to deferred tax assets of $0.1 million and an increase to Accrued expenses and other current liabilities and Deferred revenue and other non-current liabilities of $0.2 million and $0.1 million, respectively.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective July 1, 2007. See Note 17 – Income Taxes for the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. Management is currently evaluating the effect that adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides the determination of whether the position is effectively settled should be taken on a case by case basis; however, positions may be grouped by tax year and considered effectively settled. The adoption of this position on July 1, 2007 did not have a significant impact on the Company’s consolidated financial statements (See Note 17 – Income Taxes for additional information).

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations; however, the Company does not expect it will have a material effect on the Company’s consolidated financial position or results of operations.

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

Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profits represent revenues less cost of revenues. Additional factors integral to gross profit earned are product mix, as the list prices of our products range from $2,900 to $128,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

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

Our results of operations and financial position are affected by a variety of factors. As discussed below, we believe the most significant recurring factors are the economic strength of the technology markets into which we sell our products, our ability to identify market demands and develop competitive products to meet those demands, the announcements and actions of our competitors and our ability to enter into new markets and broaden our presence in existing markets.

Our sales are largely dependent on the health and growth of technology companies whose operations tend to be cyclical. Consequently, demand for our products tends to coincide with the increase or decrease in capital spending in the technology industry.

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, changing our future product strategy, and reducing operating expenses from time to time. As an example, in fiscal 2007 and 2006 we implemented restructuring and business realignment plans intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts see the Section entitled “Restructuring” below.

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

Restructuring

In the first quarter of fiscal 2008, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted in headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of September 30, 2007, approximately $76,000 has been paid in cash and approximately $0.5 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

In the fourth quarter of fiscal 2007, the Company changed its sales distribution strategy in Japan which resulted in the closure of certain office facilities, which included lease termination costs, and headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses, of approximately $0.1 million, and facility closure costs of approximately $0.2 million. As of September 30, 2007, approximately $0.2 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to June 30, 2006. As of September 30, 2007, approximately $1.0 million has been paid in cash, approximately $0.6 million remains in Accrued expenses and other current liabilities, and approximately $48,000 remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

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

This management discussion and analysis of financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which includes a description of our accounting policies. Our critical accounting policies involve significant judgment by LeCroy’s management, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 include revenue recognition, reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation expense.

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date (See Note 17 - Income Taxes for additional information).

There have been no other changes to our critical accounting policies since June 30, 2007.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
(Unaudited)	2007	2006
Revenues:
Test and measurement products	97.1%	95.3%
Service and other	2.9	4.7

Total revenues	100.0	100.0
Cost of revenues	42.4	40.0

Gross profit	57.6	60.0

Operating expenses:
Selling, general and administrative	32.9	34.7
Research and development	18.8	20.7

Total operating expenses	51.7	55.4

Operating income	5.9	4.6

Interest income	0.2	0.1
Interest expense	(2.9)	(2.2)
Other, net	(0.6)	(0.0)

Other (expense), net	(3.3)	(2.1)

Income before income taxes	2.6	2.5
Provision for income taxes	0.9	0.9

Net income	1.7%	1.6%

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

Total revenues were $38.7 million for the quarter ended September 30, 2007, compared to $37.0 million for the comparable prior year period, representing an increase of 4.5%, or approximately $1.7 million, primarily as a result of increased sales of Test and measurement products. Foreign currency fluctuations increased total revenues by $0.6 million in the first quarter of fiscal 2008 as compared to the same period last year. The increase in Test and measurement products was mainly driven by increased oscilloscope product shipments as well as the incremental impact from the Catalyst acquisition which was approximately 7% of revenues for the quarter ended September 30, 2007. These increases were offset by decreased demand in Japan as well as decreased market demand for next generation protocol analyzer products for PCI – Express Gen 2 and higher speed storage solutions.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were $1.1 million for the quarter ended September 30, 2007, representing a decrease of 35.7% or approximately $0.6 million, compared to $1.7 million for the comparable prior year period. The reduction was the result of an overall decrease in service revenue, primarily from the realignment of our Japan operations.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Three months ended September 30, (unaudited)
	2007	2006
	(In thousands)
North America	$13,173	$10,946
Europe/Middle East	12,779	12,277
Japan	3,142	4,598
Asia/Pacific	9,606	9,220

Total revenues	$38,700	$37,041

	Three months ended September 30, (unaudited)
	2007	2006
North America	34.0%	29.6%
Europe/Middle East	33.1	33.1
Japan	8.1	12.4
Asia/Pacific	24.8	24.9

Total revenues	100.0%	100.0%

For the three months ended June 30, 2007, geographic revenue was higher in all regions except Japan. This increase was primarily due to gains in North America related to improved sales productivity as a result of our indirect sales channel as well as incremental sales from the Catalyst acquisition. These gains were supported by strong distribution channels in Europe/Middle East and Asia/Pacific. These gains were offset by decreases in Japan, primarily resulting from economic conditions as well as the realignment of our Japan operations.

Gross profit for the quarter ended September 30, 2007 was $22.3 million, or 57.6% gross margin, compared to $22.2 million, or 60.0% gross margin, for the comparable prior year period. Though gross profit dollars remained materially the same, margin percentage decreased due to the impact of lower average selling prices on our high end products.

Selling, general and administrative (“SG&A”) expense was $12.7 million for the quarter ended September 30, 2007 compared to $12.8 million for the quarter ended September 30, 2006, representing a decrease of 0.9% or $0.1 million. The decrease was mainly due to a reduction in general spending levels, resulting from the prior year’s cost-cutting and business realignment efforts which was partially offset by SG&A expense from Catalyst. As a percentage of total revenues, SG&A expense decreased from 34.7% in the first quarter of fiscal 2007 to 32.9% in the first quarter of fiscal 2008.

Research and development (“R&D”) expense was $7.3 million for the quarter ended September 30, 2007, compared to $7.7 million for the comparable prior year period, a decrease of 4.9% or $0.4 million. The decrease resulted from the prior year’s business realignment efforts and a reduction in expenses incurred for prototype materials and supplies. These decreases were partially offset by Catalyst R&D cost. As a percentage of total revenues, R&D expense decreased from 20.7% in the first quarter of fiscal 2007 to 18.8% in the first quarter of fiscal 2008.

Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of $(1.3) million in the first quarter of fiscal 2008 compared to $(0.8) million for the first quarter of fiscal 2007. Net interest expense was approximately $(1.1) million for the quarter ended September 30, 2007 as compared to $(0.8) million for the comparable prior year period. In addition, there was a foreign exchange loss of $(0.2) million in the first quarter of fiscal 2008 compared to a foreign exchange loss of $(7,000) in the comparable prior year period. The interest expense increase reflects the interest on the $72.0 million 4% fixed convertible bond issued in the second quarter of fiscal 2007.

The effective income tax rate for the three months ended September 30, 2007 was 33.7%, compared to an effective income tax rate of 34.6% for the three months ended September 30, 2006. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. The impact of adopting FIN 48 and FSP-FIN 48-1 on the Company’s consolidated financial statements is summarized below:

	Balance at June 30, 2007	FIN 48 Adjustment	Balance at July 1, 2007
Goodwill	105,885	(114)	105,771
Other non-current assets	14,453	1,057	15,510
Accrued expenses and other current liabilities	15,408	(1,968)	13,440
Deferred revenue and other non-current liabilities	1,246	2,853	4,099
Retained earnings	2,486	58	2,544

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At July 1, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.1 million (of which approximately $7.5 million would impact the effective tax rate if recognized). Approximately $2.6 million of the total unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized.

We anticipate that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact our effective tax rate.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of the adoption date, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $57,000.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our fiscal 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) our fiscal 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2007 were $8.8 million compared to $10.4 million at June 30, 2007.

Net cash used in operating activities was $1.0 million in the three months ended September 30, 2007 compared to $2.7 million in the same period last year. The net cash used in operating activities was attributable to working capital requirements of $4.7 million and $7.0 million for the three months ended September 30, 2007 and 2006, respectively, offset by depreciation, amortization, and non-cash share-based compensation expense. Cash consumed by working capital for the three months ended September 30, 2007 and 2006 resulted primarily from increased payments to trade vendors for $4.2 million and $3.6 million, respectively.

Net cash used in investing activities was $0.6 million in the three months ended September 30, 2007 compared to $2.0 million in the same period in fiscal 2007. Net cash used in fiscal 2008 and fiscal 2007 related to the purchase of property and equipment.

Net cash used in financing activities was $0.3 million in the three months ended September 30, 2007 compared to net cash provided by financing activities of $24.2 million in the same period in fiscal 2007. Net cash used in financing activities in fiscal 2008 was primarily due to repayments of capital leases and purchase of treasury shares for $0.1 million and $0.2 million, respectively. Net cash provided by financing activities in the fiscal 2007 period was mainly due to borrowings of $30.8 million under our line of credit in anticipation of the acquisition of Catalyst, partially offset by repayments under the Credit Agreement and capital lease payments of $5.8 million. An additional $0.6 million of cash was consumed in the fiscal 2007 period due to our treasury stock buy back program.

We believe that our cash on hand, cash flow generated by our continuing operations and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt repayment (excluding the repurchase of all or a portion of the convertible notes), share repurchases and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating leases, Revolver, note payable and convertible note obligations as set forth in the table below:

	Payments due by Period as of September 30, 2007
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$1,119	1,071	48	—	—
Supplier agreements	840	840	—	—	—
Operating lease obligations	3,839	2,089	1,550	174	26
Revolving credit obligation	9,410	—	—	9,410	—
Note payable	3,500	3,500	—	—	—
Convertible notes (1)	72,000	—	—	72,000	—

Total (2)	$90,708	$7,500	$1,598	$81,584	$26

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The Contractual Obligations and Other Commitments disclosed in our Form 10-K for the year ended June 30, 2007 did not include any reserves for income taxes under FIN 48. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table has not been updated to include our reserves for income taxes. As of September 30, 2007, our reserves for income taxes totaled $2.9 million (See Note 17 – Income Taxes for additional information).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial condition or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company adopted EITF 06-2 beginning July 1, 2007 using the cumulative-effect adjustment approach. The effect of this adoption resulted in a decrease to beginning retained earnings of $0.2 million, a decrease to deferred tax assets of $0.1 million and an increase to Accrued expenses and other current liabilities and Deferred revenue and other non-current liabilities of $0.2 million and $0.1 million, respectively.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective July 1, 2007. See Note 17 – Income Taxes for the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. Management is currently evaluating the effect that adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides the determination of whether the position is effectively settled should be taken on a case by case basis; however, positions may be grouped by tax year and considered effectively settled. The adoption of this position on July 1, 2007 did not have a significant impact on the Company’s consolidated financial statements (See Note 16 – Income Taxes for additional information).

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations; however, we do not expect it will have a material effect on our consolidated financial position or results of operations.

Forward-Looking Information

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our 2007 Annual Report on Form 10-K under the heading “Risks Related to Our Business,” as well as those risk factors a set forth in Part II, Item IA herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the first quarter of fiscal 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	—	—	—	961,717
August 1, 2007 to August 31, 2007	—	—	—	961,717
September 1, 2007 to September 30, 2007	46,000	$7.28	46,000	915,717

Total	46,000	$7.28	46,000	915,717

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer