Form 10-Q
period 2007-12-31
LECROY CORP
filed 2008-02-07
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT February 1, 2008
Common stock, par value $.01 share	12,359,008

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and Catalyst™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,106	$10,448
Accounts receivable, net of reserves of $855 and $882 at December 31, 2007 and June 30, 2007, respectively	33,857	31,941
Inventories, net	34,511	38,645
Other current assets	10,858	9,608

Total current assets	91,332	90,642

Property and equipment, net	20,875	20,339
Goodwill	105,771	105,885
Other non-current assets	14,193	14,453

Total assets	$232,171	$231,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,119	$16,905
Accrued expenses and other current liabilities	14,393	15,408
Note payable- related party	3,500	3,500
Current portion of capital leases	226	119

Total current liabilities	32,238	35,932

Long-term debt	6,000	9,410
Convertible notes	72,000	72,000
Deferred revenue and other non-current liabilities	4,668	1,246

Total liabilities	114,906	118,588

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of December 31, 2007 and June 30, 2007)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,367,908 shares issued at December 31, 2007 and 12,342,809 shares issued and outstanding at June 30, 2007)	123	123
Additional paid-in capital	111,487	108,713
Accumulated other comprehensive income	2,420	1,409
Retained earnings	4,260	2,486
Treasury stock, at cost (124,381 and 0 shares at December 31, 2007 and June 30, 2007, respectively)	(1,025)	—

Total stockholders’ equity	117,265	112,731

Total liabilities and stockholders’ equity	$232,171	$231,319

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share data	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Test and measurement products	$38,848	$36,258	$76,428	$71,556
Service and other	1,725	1,858	2,845	3,601

Total revenues	40,573	38,116	79,273	75,157

Cost of revenues	16,855	18,294	33,246	33,117

Gross profit	23,718	19,822	46,027	42,040

Operating expenses:
Selling, general and administrative	13,769	14,681	26,504	27,527
Research and development	7,629	12,845	14,906	20,497

Total operating expenses	21,398	27,526	41,410	48,024

Operating income (loss)	2,320	(7,704)	4,617	(5,984)

Other income (expense):
Interest income	82	70	155	109
Interest expense	(1,196)	(1,230)	(2,339)	(2,052)

Loss on extinguishment of debt	—	(446)	—	(446)

Other, net	(113)	(100)	(338)	(106)

Other expense, net	(1,227)	(1,706)	(2,522)	(2,495)

Income (loss) before income taxes	1,093	(9,410)	2,095	(8,479)
(Benefit) provision for income taxes	(112)	(1,754)	226	(1,432)

Net income (loss)	$1,205	$(7,656)	$1,869	$(7,047)

Net income (loss) per common share:
Basic	$0.10	$(0.67)	$0.16	$(0.59)
Diluted	$0.10	$(0.67)	$0.16	$(0.59)

Weighted average number of common shares:
Basic	11,785	11,492	11,757	11,858
Diluted	12,056	11,492	11,985	11,858

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Six months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,869	$(7,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development	—	4,000
Depreciation and amortization	3,754	4,350
Share-based compensation	2,626	3,152
Amortization of debt issuance costs	358	241
Deferred income taxes	(586)	(430)
Write-off of term loan deferred financing costs	—	446
Loss on disposal of property and equipment, net	—	15
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(1,353)	1,520
Inventories	2,854	(531)
Other current and non-current assets	(204)	(291)
Accounts payable, accrued expenses and other liabilities	(2,815)	(3,959)

Net cash provided by operating activities	6,503	1,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,076)	(3,183)
Business acquisition costs, net of acquired cash	—	(31,215)

Net cash used in investing activities	(1,076)	(34,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	(34,076)
Borrowings under credit agreement	—	31,750
Proceeds from issuance of convertible notes	—	72,000
Repayment of borrowings under capital leases	(172)	(123)
Repayment of borrowings under credit agreement	(3,410)	(25,250)
Payment of debt issuance costs	—	(3,201)
Proceeds from employee stock purchase and option plans	564	78
Purchase of treasury shares	(1,008)	(10,508)

Net cash (used in) provided by financing activities	(4,026)	30,670

Effect of exchange rate changes on cash and cash equivalents	257	(356)

Net increase (decrease) in cash and cash equivalents	1,658	(2,618)
Cash and cash equivalents at beginning of the period	10,448	16,972

Cash and cash equivalents at end of the period	$12,106	$14,354

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,951	$966
Income taxes	319	468
Non-cash investing and financing transactions:
Issuance of note payable to related party for business acquisition	—	3,500
Issuance of LeCroy stock options for business acquisition	—	450
Transaction costs for business acquisition, unpaid at December 31, 2006	—	337
Transfer of inventory into property and equipment	1,411	468
Treasury stock purchased but unpaid at December 31, 2007	17	—
Vendor supplied capital lease agreement	718	—

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

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on December 29, 2007, December 30, 2006, and June 30, 2007. For clarity of presentation, period-end references are stated as December 31 and June 30.

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

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for both the three months ended December 31, 2007 and 2006 is $1.4 million and $2.6 million and $3.2 million for the six months ended December 31, 2007 and 2006, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended December 31, 2007 and 2006, including the Catalyst assumed options in prior year periods:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Expected holding period (years)	5.0	5.0	3.5	3.6
Risk-free interest rate	3.23% - 4.40%	3.23% - 4.57%	4.58% - 4.90%	4.58% - 4.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	45.29% - 45.99%	45.29% - 48.64%	32.0% - 52.9%	32.0% - 54.2%
Weighted average fair value of options granted	$3.87	$3.71	$10.98	$11.41

Stock option transactions for the three month and six months ended December 31, 2007 under all plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				($000)
Outstanding at June 30, 2007	2,012,655	$14.49
Granted	31,500	$7.64
Exercised	(35,874)	$0.76
Expired	(172,498)	$18.73
Forfeited	(33,213)	$15.94

Outstanding at September 30, 2007	1,802,570	$14.21	3.97	$753
Granted	20,700	$8.66
Exercised	(3,748)	$7.23
Expired	(94,853)	$13.88
Forfeited	(43,770)	$6.97

Outstanding at December 31, 2007	1,680,899	$14.36	3.76	$1,020

Vested and expected to vest at December 31, 2007	1,642,930	$14.66	3.58	$1,001

Exercisable at December 31, 2007	1,493,630	$14.88	3.37	$612

The weighted-average grant-date fair value of the stock options granted during the three months ended December 31, 2007 and 2006 was $3.87 and $10.98 per option, respectively. The weighted-average grant-date fair value of the stock options granted during the six months ended December 31, 2007 and 2006 was $3.71 and $11.41 per option, respectively. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2007 was $8,000 and $0.2 million, respectively as compared to $0.1 million and $0.2 million for the three and six months ended December 31, 2006.

As of December 31, 2007, there was approximately $1.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 1.96 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the three and six months ended December 31, 2007 or 2006.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the three and six months ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2007	647,141	$14.61

Granted	34,241	$7.48
Vested	(49,163)	$12.88
Forfeited	(31,222)	$12.29

Non-vested stock at September 30, 2007	600,997	$14.46
Granted	75,233	$8.98
Vested	(85,590)	$10.72
Forfeited	(20,149)	$12.46

Non-vested stock at December 31, 2007	570,491	$14.37

Non-vested restricted stock is included in the issued and outstanding amounts disclosed on the Consolidated Balance Sheets. Non-vested restricted stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested restricted stock is included in the weighted average share calculation for diluted earnings per share, disclosed on the Consolidated Statements of Operations.

As of December 31, 2007, there was approximately $4.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.20 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of December 31, 2007 and June 30, 2007, there was approximately $41,000 of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Stock Appreciation Rights

On August 20, 2007, the Board of Directors adopted and approved the 2007 Stock Appreciation Plan (the “SAR Plan”). Under the SAR Plan, the Compensation Committee of the Board of Directors may award stock appreciation rights to eligible employees. Each stock appreciation right (“SAR”) awarded represents the right to receive an amount of cash equal to the excess of the fair market value of a share of the Company’s common stock on the date that a participant exercises such right over the fair market value of a share of the Company’ common stock on the date that such SAR was awarded. Awards of SARs will vest in four successive annual installments of 25% of the SARs subject to such award on the anniversary of the date of the grant of such award. The employee will have four years from the date of vesting of an installment in which to exercise such installment. The SAR Plan will terminate on August 20, 2017.

On August 20, 2007, the Company granted 712,000 SARs. The exercise price of the SARs was set at $7.60 per share, which equaled the closing price of the Company’s common stock on the grant date. The fair value at grant date was $3.61, using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors award exercise and employee termination patterns to estimate forfeiture rates. The expected holding period of SARs represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or other such period that most closely equals the expected term of the SARs.

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. Based on the fair value of $4.72 per SAR on December 31, 2007, there was approximately $2.8 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.65 years. The fair value of the SARs is liability classified because the awards are payable in cash. As of December 31, 2007, there was approximately $0.3 million of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

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

In fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “Accounting for Leases”. Lease and rental revenues are reported within Test and measurement product revenue and were immaterial for the three and six months ended December 31, 2007 and 2006.

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

4. Restructuring

In the first quarter of fiscal 2008, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of December 31, 2007, approximately $0.2 million has been paid in cash and approximately $0.4 million remains in Accrued Expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

In the fourth quarter of fiscal 2007, the Company changed its sales distribution strategy in Japan which resulted in the closure of certain office facilities, which included lease termination costs and headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million. As of December 31, 2007, approximately $0.3 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to June 30, 2006. As of December 31, 2007, approximately $1.2 million has been paid in cash and approximately $0.4 million remains in Accrued expenses and other current liabilities. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

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

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 13—Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with M&T Bank, the purpose of which was to protect against rising interest rates during the term of the Credit Agreement. On October 16, 2006 in conjunction with the repayment of the term loan, the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was approximately $0.3 million during the three and six months ended December 31, 2006 and was recognized in Interest expense in the Consolidated Statements of Operations.

As of December 31, 2007, the Company has the following derivative instruments:

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

The net losses or gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately $0.1 million for the three months ended December 31, 2007 and 2006, as compared to net losses of $0.3 million and $0.2 million for the six months ended December 31, 2007 and 2006, respectively. These amounts are included in Other, net in the Consolidated Statements of Operations. At December 31, 2007 and June 30, 2007, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $16.3 million and $12.9 million, respectively.

6. Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net income (loss)	$1,205	$(7,656)	$1,869	$(7,047)
Foreign currency translation gain (loss)	388	201	1,011	(27)

Comprehensive income (loss)	$1,593	$(7,455)	$2,880	$(7,074)

7. Accounts Receivable, net

The allowance for doubtful accounts and sales returns was approximately $0.9 million as of December 31, 2007 and June 30, 2007.

8. Inventories, net

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$8,613	$9,312
Work in process	5,941	7,354
Finished goods	19,957	21,979

	$34,511	$38,645

The value of demonstration units included in finished goods was $12.2 million and $13.6 million at December 31, 2007 and June 30, 2007, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory (raw materials and work in progress), included above, amounted to $2.2 million and $2.7 million at December 31, 2007 and June 30, 2007, respectively.

9. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Deferred tax assets, net	$5,575	$4,863
Prepaid taxes	322	381
Other receivables	1,574	1,371
Value-added tax receivable	990	808
Other	2,397	2,185

	$10,858	$9,608

10. Goodwill and Other Non-current Assets

Goodwill and other non-current assets consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Goodwill	$105,771	$105,885

Intangibles, net	$2,076	$3,032
Deferred tax assets, net	8,820	7,809
Deferred financing costs on convertible note	2,362	2,642
Other	935	970

	$14,193	$14,453

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2007 and determined that there was no impairment to the recorded goodwill balances. No impairment indicators arose during the first six months of fiscal 2008.

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

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets, included in other non-current assets on the Consolidated Balance Sheets as of the dates indicated:

	Original Weighted Average Lives	December 31, 2007	June 30, 2007
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(7,429)	(6,599)

Net carrying amount		$867	$1,697

Patents and other intangible assets	5.9 years	$1,592	$1,592
Accumulated amortization		(1,083)	(957)

Net carrying amount		$509	$635

Total net carrying amount		$1,376	$2,332

Amortization expense for intangible assets, with finite lives, was $0.5 million and $1.0 million for the three and six months ended December 31, 2007, respectively, as compared to $1.2 million and $1.8 million for the three and six months ended December 31, 2006, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

As of December 31, 2007 and June 30, 2007, there was $0.7 million for the Catalyst tradename, an asset with an indefinite life, included in Intangibles, net on the Consolidated balance sheet.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Compensation and benefits, including severance	$7,492	$6,494
Income taxes	502	1,996
Warranty	1,223	1,190
Deferred revenue, current portion	1,217	1,195
Accrued interest on debt	961	1,033
Retained liabilities from discontinued operations	160	160
Other current liabilities	2,838	3,340

	$14,393	$15,408

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

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the three and six months ended December 31, 2007 and 2006 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,185	$986	$1,190	$1,005
Accruals for warranties entered into during the period	258	165	430	307
Warranty costs incurred during the period	(220)	(194)	(397)	(355)
Warranty liability assumed in the Catalyst Merger	—	150	—	150

Balance at end of period	$1,223	$1,107	$1,223	$1,107

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

13. Long-term Debt and Capital Leases

Credit Agreement

On March 30, 2007, the Company entered into a $40.0 million senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company (“M&T Bank”), as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended (the “Prior Credit Agreement”). The terms of the New Credit Agreement (since amended) provided LeCroy with a $40.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. As of December 31, 2007, the Company has $6.0 million outstanding borrowings against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

Effective as of April 26, 2007, LeCroy, in accordance with New Credit Agreement, entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added North Fork Bank to the New Credit Agreement.

The proceeds of the borrowings under the New Credit Agreement have been used to pay the outstanding balance under LeCroy’s Prior Credit Agreement and for general corporate purposes, including the financing of working capital requirements and capital expenditures.

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

The New Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size, type and purpose. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; consolidations and mergers; investments, loans, advances, guarantees and acquisitions; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); sale and lease-back transactions; hedging agreements; and restricted payments, including repurchase of all or a portion of the convertible notes, dividends and stock repurchases.

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 31, 2007, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.6 million of financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At December 31, 2007, approximately $0.1 million of deferred financing costs were included in Other current assets and approximately $0.3 million were included in Other non-current assets on the Consolidated Balance Sheets.

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

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash, all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at the Company’s option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or combination of each with a value equal to such excess. As of December 31, 2007, the market value of the convertible notes was $67.7 million.

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

The Company will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability at December 31, 2007. In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount as of December 31, 2007 to be approximately $0.3 million per year.

The Company received net proceeds from the sale of the Notes of approximately $69.0 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under the Company’s Prior Credit Agreement, repurchase of 850,000 shares of the Company’s common stock at a cost of approximately $9.9 million and repay approximately $22.8 million of revolving debt under the Company’s Prior Credit Agreement that was drawn down to fund the acquisition of Catalyst.

The Company incurred approximately $3.0 million of transaction fees in connection with issuing the Notes, which have been deferred and are being amortized over the term of the Notes using the effective interest method. The term of the Notes for amortization purposes is considered to be five years in accordance with SAB Topic 3-C, “Redeemable Preferred Stock,” as that is the first period in which the redemption feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. At December 31, 2007, the total $2.4 million unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

The Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.3 million as of December 31, 2007). No amounts were outstanding under these facilities as of December 31, 2007 and June 30, 2007. The Company’s Swiss subsidiary, also has an overdraft facility totaling 1.0 million Swiss francs (approximately $0.9 million as of December 31, 2007). As of December 31, 2007 and June 30, 2007, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At December 31, 2007 and June 30, 2007, the Company’s outstanding balances under these agreements were zero and $0.1 million, respectively. During fiscal 2008, the Company entered into another vendor supplied capital lease agreement for technology rights of $0.7 million. The lease bears interest at 7.75% with a three-year term. At December 31, 2007, the Company’s outstanding balance under this agreement was $0.7 million, $0.2 million was included in Current portion of long-term debt and capital leases and $0.5 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

14. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Treasury Stock

In May 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares of its common stock. To date, the Company has purchased approximately 1.2 million shares under the plan. In the first quarter of fiscal 2008, 46,000 shares were repurchased at an average price of $7.28 per share. In the second quarter of fiscal 2008, 78,381 shares were repurchased at an average price of $8.82 per share.

16. Earnings per Common Share

The following is a presentation of the numerators and the denominators of the basic and diluted net income per common share computations for the three and six months ended December 31, 2007 and 2006:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,205	$(7,656)	$1,869	$(7,047)

Denominator:
Weighted average shares outstanding:
Basic	11,785	11,492	11,757	11,858
Employee stock options and other	271	—	228	—

Diluted	12,056	11,492	11,985	11,858

The computations of diluted net income per common share for the three and six months ended December 31, 2007 do not include approximately 1.7 million and 1.8 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to earnings per share. The computations of diluted net loss per common share for the three and six months ended December 31, 2006 do not include approximately 1.9 million and 1.8 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to earnings per share. The convertible notes had no impact on diluted EPS for the three and six months ended December 31, 2007 and 2006 because the average share price was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income (benefit) tax rate for the three and six months ended December 31, 2007 was (10.2)% and 10.8%, respectively, compared to an effective income (benefit) tax rate of (18.6)% and (16.9)% for the three and six months ended December 31, 2006, respectively. The effective income (benefit) tax rate for the three and six months ended December 31, 2007 includes the effect of a reduction of tax expense of $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008, slightly offset by a $15,000 increase to tax expense for interest related to income tax exposures, both of which are treated as discrete items. The effective income (benefit) tax rate for the three and six months ended December 31, 2006 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, a discrete item, which is not deductible for tax purposes.

The Company calculates income tax expense based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. The impact of adopting FIN 48 and FSP-FIN 48-1 on the Company’s consolidated financial statements is summarized below:

	Balance at June 30, 2007	FIN 48 Adjustment	Balance at July 1, 2007
Goodwill	105,885	(114)	105,771
Other non-current assets	14,453	1,057	15,510
Accrued expenses and other current liabilities	15,408	(1,968)	13,440
Deferred revenue and other non-current liabilities	1,246	2,853	4,099
Retained earnings	2,486	58	2,544

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and is potentially subject to audits from various tax authorities. At July 1, 2007 and December 31, 2007, the total amount of unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.1 million and $10.4 million, respectively (of which approximately $7.5 million and $7.8 million, respectively, would impact the effective tax rate if recognized). Approximately $2.6 million of the total unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized at July 1, 2007 and December 31, 2007. As of December 31, 2007, the Company has $10.4 million of unrecognized tax benefits, of which, $2.9 million are reflected as a non-current liability and $7.5 million are reflected as a reduction of gross deferred tax assets.

The Company anticipates that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of July 1 and December 31, 2007, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $57,000 and $72,000, respectively.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007 (a)	2006
North America	$13,035	$13,003	$25,315	$23,950
Europe/Middle East	16,353	14,607	29,188	26,883
Japan	3,292	3,452	7,271	8,049
Asia/Pacific	7,893	7,054	17,499	16,275

Total revenues	$40,573	$38,116	$79,273	$75,157

(a)	The six months ended December 31, 2007 reflects reclassifications of revenue between geographic areas.

Total assets by geographic area are as follows:

	December 31, 2007	June 30, 2007
North America	$211,463	$211,264
Europe/Middle East	15,065	13,263
Japan	1,248	2,813
Asia/Pacific	4,395	3,979

Total assets	$232,171	$231,319

Total long-lived assets (1) by geographic area are as follows:

	December 31, 2007	June 30, 2007
North America	$130,593	$131,889
Europe/Middle East	544	515
Japan	128	95
Asia/Pacific	753	369

Total long-lived assets	$132,018	$132,868

(1)	Long-lived assets presented in the table above exclude non-current deferred tax assets.

19. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. This statement establishes the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effect that adoption of SFAS 141R will have on the Company’s consolidated financial position and results of operations.

20. Catalyst Acquisition

The Catalyst Merger was recorded under the purchase method of accounting in accordance with SFAS 141. On October 2, 2006, the effective date of the Catalyst Merger, all shares of common stock of Catalyst issued and outstanding immediately prior to the Catalyst Merger were exchanged for approximately $26.7 million in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration of $33.5 million, or $3.35 million, was placed in escrow for the twelve-month period following the closing of the Catalyst Merger to secure certain indemnification obligations under the terms of the Merger Agreement. On October 2, 2007, approximately $3.1 million was released from the escrow to the Catalyst stockholders, pursuant to the terms of the Merger Agreement. It is anticipated that the remaining balance will be paid either to LeCroy or to the former Catalyst stockholders by the third quarter of fiscal 2008.

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

Restructuring

In the first quarter of fiscal 2008, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of December 31, 2007, approximately $0.2 million has been paid in cash and approximately $0.4 million remains in Accrued Expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

In the fourth quarter of fiscal 2007, the Company changed its sales distribution strategy in Japan which resulted in the closure of certain office facilities, which included lease termination costs and headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million. As of December 31, 2007, approximately $0.3 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to June 30, 2006. As of December 31, 2007, approximately $1.2 million has been paid in cash, approximately $0.4 million remains in Accrued expenses and other current liabilities. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

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

This management discussion and analysis of financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which includes a description of our accounting policies. Our critical accounting policies involve significant judgment by LeCroy’s management, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and include revenue recognition, reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, valuation of goodwill, estimation of warranty liabilities and share-based compensation expense.

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation 48” on July 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date (See Note 17 - Income Taxes for additional information).

There have been no other changes to our critical accounting policies since June 30, 2007.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006.

(Unaudited)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
Test and measurement products	95.7%	95.1%	96.4%	95.2%
Service and other	4.3	4.9	3.6	4.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	41.5	48.0	41.9	44.1

Gross profit	58.5	52.0	58.1	55.9

Operating expenses:
Selling, general and administrative	34.0	38.5	33.4	36.6
Research and development	18.8	33.7	18.8	27.3

Total operating expenses	52.8	72.2	52.2	63.9

Operating income (loss)	5.7	(20.2)	5.9	(8.0)

Interest income	0.2	0.1	0.2	0.1
Interest expense	(2.9)	(3.2)	(3.0)	(2.7)
Loss on extinguishment of debt	—	(1.2)	—	(0.6)
Other, net	(0.3)	(0.3)	(0.4)	(0.1)

Other (expense), net	(3.0)	(4.6)	(3.2)	(3.3)

Income (loss) before income taxes	2.7	(24.8)	2.7	(11.3)
(Benefit) provision for income taxes	(0.3)	(4.6)	0.3	(1.9)

Net income (loss)	3.0%	(20.2)%	2.4%	(9.4)%

Comparison of the Three-Month Periods Ended December 31, 2007 and 2006

Total revenues were $40.6 million for the quarter ended December 31, 2007, compared to $38.1 million for the comparable prior year period, representing an increase of 6.4%, or approximately $2.5 million, primarily as a result of increased sales of Test and measurement products. Foreign currency fluctuations increased total revenues by $1.4 million in the second quarter of fiscal 2008 as compared to the same period last year. The increase in Test and measurement products was driven by increased volume and market traction for oscilloscope products as a result of a stronger and more effective distribution channel. Additionally, growth in protocol analysis products was driven by stronger adoption of six Gb SAS standards by the data storage industry. These increases were partially offset by softness in orders from our Japanese distributor.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were $1.7 million for the quarter ended December 31, 2007, representing a decrease of 7.2% or approximately $0.2 million, compared to $1.9 million for the comparable prior year period. The reduction was the result of an overall decrease in service revenue, primarily from the realignment of our Japan operations.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Three months ended December 31, (unaudited)
	2007	2006
	(In thousands)
North America	$13,035	$13,003
Europe/Middle East	16,353	14,607
Japan	3,292	3,452
Asia/Pacific	7,893	7,054

Total revenues	$40,573	$38,116

	Three months ended December 31, (unaudited)
	2007	2006
North America	32.1%	34.1%
Europe/Middle East	40.3	38.3
Japan	8.1	9.0
Asia/Pacific	19.5	18.6

Total revenues	100.0%	100.0%

For the three months ended December 31, 2007, geographic revenue was higher in all regions except Japan. The gains resulted from improved sales productivity supported by strong distribution channels in Europe/Middle East and Asia/Pacific. Foreign currency fluctuations increased Europe/Middle East revenues by $1.3 million in the second quarter of fiscal 2008 as compared to the same period last year. These gains were offset by decreases in Japan, primarily resulting from local economic conditions as well as the realignment of our Japan operations.

Gross profit for the quarter ended December 31, 2007 was $23.7 million, or 58.5% gross margin, compared to $19.8 million, or 52.0% gross margin, for the comparable prior year period. The lower gross margin in fiscal 2007 was primarily attributable to Catalyst Merger-related non-cash charges of $1.5 million for the write-up of inventory sold as well as $0.7 million for the amortization of acquired Catalyst intangible assets. In addition, the fiscal 2008 gross margins benefited from higher sales volume.

Selling, general and administrative (“SG&A”) expense was $13.8 million for the quarter ended December 31, 2007 compared to $14.7 million for the quarter ended December 31, 2006, representing a decrease of 6.2% or $0.9 million. The decrease was mainly due to a reduction in general spending levels, resulting from the prior year’s cost-cutting and business realignment efforts. As a percentage of total revenues, SG&A expense decreased from 38.5% in the second quarter of fiscal 2007 to 34.0% in the second quarter of fiscal 2008 as a result of a higher sales base as well as benefits derived from prior years cost-cutting and realignment efforts.

Research and development (“R&D”) expense was $7.6 million for the quarter ended December 31, 2007, compared to $12.8 million for the comparable prior year period, a decrease of 40.6% or $5.2 million. The decrease resulted primarily from the $4.0 million charge for acquired in-process research and development related to the Catalyst acquisition, recorded in the second quarter of fiscal 2007, along with $0.3 million of restructuring charges also recorded in the prior year quarter. Also contributing to the decrease in R&D expense were business realignment efforts and a reduction in expenses incurred for prototype materials and supplies. As a percentage of total revenues, R&D expense decreased from 33.7% in the second quarter of fiscal 2007 to 18.8% in the second quarter of fiscal 2008 as a result of a higher sales base coupled with benefits derived from realignment and cost cutting efforts and the absence of fiscal 2007 Catalyst acquired in-process research and development costs and restructuring charges.

Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of $(1.2) million in the second quarter of fiscal 2008 compared to $(1.7) million for the second quarter of fiscal 2007. Net interest expense was approximately $(1.1) million for the quarter ended December 31, 2007 as compared to $(1.2) million for the comparable prior period. In addition, there was a foreign exchange loss of $(0.1) million in the second quarter of fiscal 2008 and 2007. The other (expense) income, net decrease reflects the $(0.4) million of loss on extinguishment of debt in the second quarter of fiscal 2007 related to the write-off of deferred finance charges associated with the term loan that was fully repaid in the prior year period.

The effective income (benefit) tax rate for the three months ended December 31, 2007 was (10.2)%, compared to an effective income (benefit) tax rate of (18.6)% for the three months ended December 31, 2006. The effective income (benefit) tax rate for the three months ended December 31, 2007 includes both the effect of a reduction of tax expense of $0.5 million resulting from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008, slightly offset by a $15,000 increase to tax expense for interest related to income tax exposures, both of which are treated as discrete items. The effective income (benefit) tax rate for the three months ended December 31, 2006 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, a discrete item, which is not deductible for tax purposes. The Company calculates income tax expense based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Comparison of the Six-Month Periods Ended December 31, 2007 and 2006

Total revenues were $79.3 million for the six months ended December 31, 2007, compared to $75.2 million for the comparable prior year period, representing an increase of 5.5%, or approximately $4.1 million, primarily as a result of increased sales of Test and measurement products. Foreign currency fluctuations increased total revenues by $2.0 million in the first six months of fiscal 2008 as compared to the same period last year. The increase in Test and measurement products was driven mainly by increased oscilloscope product shipments as a result of an improved distribution channel, growth in the protocol analysis products through the adoption of six Gb SAS standards, and the incremental impact from the Catalyst acquisition in fiscal 2007 which was approximately 3.8% of revenues; these increases were substantially offset by decreased demand and softness in orders from Japan.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were $2.8 million for the six months ended December 31, 2007, representing a decrease of 21.0% or approximately $0.8 million, compared to $3.6 million for the comparable prior year period. The reduction was the result of an overall decrease in service revenue, primarily from the realignment of our Japan operations.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Six months ended December 31, (unaudited)
	2007	2006
	(In thousands)
North America	$25,315	$23,950
Europe/Middle East	29,188	26,883
Japan	7,271	8,049
Asia/Pacific	17,499	16,275

Total revenues	$79,273	$75,157

	Six months ended December 31, (unaudited)
	2007	2006
North America	31.9%	31.8%
Europe/Middle East	36.8	35.8
Japan	9.2	10.7
Asia/Pacific	22.1	21.7

Total revenues	100.0%	100.0%

For the six months ended December 31, 2007, geographic revenue was higher in all regions except Japan. The gains in Europe/Middle East and Asia/Pacific were driven by strong distribution channels and improved sales productivity. Improved performance in North America resulted from our distribution channel restructuring. Foreign currency fluctuations increased Europe/Middle East revenues by $1.9 million in the first six months of fiscal 2008 as compared to the same period last year. These gains were offset by decreases in Japan, primarily from the realignment of our Japan operations and local economic conditions.

Gross profit for the six month ended December 31, 2007 was $46.0 million, or 58.1% gross margin, compared to $42.0 million, or 55.9% gross margin, for the comparable prior year period. The lower gross margin in fiscal 2007 was primarily attributable to Catalyst Merger-related non-cash charges of $1.5 million for the write-up of inventory sold as well as $0.7 million for the amortization of acquired Catalyst intangible assets. In addition, the fiscal 2008 gross margins benefited from higher sales volume, especially in oscilloscope products.

Selling, general and administrative (“SG&A”) expense was $26.5 million for the six months ended December 31, 2007 compared to $27.5 million for the six months ended December 31, 2006, representing a decrease of 3.7% or $1.0 million. The decrease was attributable to a reduction in general spending levels, resulting from the prior year’s cost-cutting and business realignment efforts, slightly offset by SG&A expense from Catalyst and restructuring charges. As a percentage of total revenues, SG&A expense decreased from 36.6% in the six months ended December 31, 2006 to 33.4% in the six months ended December 31, 2007 as a result of a higher sales base as well as benefits derived from prior years cost-cutting and realignment efforts.

Research and development (“R&D”) expense was $14.9 million for the six months ended December 31, 2007, compared to $20.5 million for the comparable prior year period, a decrease of 27.3% or $5.6 million. As a percentage of total revenues, R&D expense decreased from 27.3% in the six months ended December 31, 2006 to 18.8% in the six months ended December 31, 2007. The decrease resulted primarily from the $4.0 million charge for acquired in-process research and development costs related to the Catalyst acquisition, recorded in the second quarter of fiscal 2007, along with $0.3 million of restructuring charges also recorded in the prior year quarter. Also contributing to the decrease in R&D expense were business realignment efforts and a reduction in expenses incurred for prototype materials and supplies.

Other (expense) income, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of $(2.5) million for the six months ended December 31, 2007 and 2006. Net interest expense was approximately $(2.2) million for the six months ended December 31, 2007 as compared to $(2.0) million for the comparable prior year period due to the higher average debt balance outstanding as a result of the issuance of the convertible notes during the second quarter of fiscal 2007. In addition, there was a foreign exchange loss of $(0.3) million for the six months ended December 31, 2007 compared to a foreign exchange loss of $(0.1) million for the comparable prior year period. The other (expense) income, net reflects the $(0.4) million of loss on extinguishment of debt in the second quarter of fiscal 2007 related to the write-off of deferred finance charges associated with the term loan that was fully repaid in the prior year period.

The effective income tax rate for the six months ended December 31, 2007 was 10.8%, compared to an effective income (benefit) tax rate of (16.9)% for the six months ended December 31, 2006. The effective income tax rate for the six months ended December 31, 2007 includes the effect of a reduction of tax expense of $0.5 million resulting from the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008, slightly offset by a $15,000 increase to tax expense for interest related to income tax exposures, both of which are treated as discrete items. The effective income tax rate for the six months ended December 31, 2006 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, a discrete item, which is not deductible for tax purposes. The Company calculates income tax expense based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Income Taxes

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. The impact of adopting FIN 48 and FSP-FIN 48-1 on the Company’s consolidated financial statements is summarized below:

	Balance at June 30, 2007	FIN 48 Adjustment	Balance at July 1, 2007
Goodwill	105,885	(114)	105,771
Other non-current assets	14,453	1,057	15,510
Accrued expenses and other current liabilities	15,408	(1,968)	13,440
Deferred revenue and other non-current liabilities	1,246	2,853	4,099
Retained earnings	2,486	58	2,544

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and we are potentially subject to audits from various tax authorities. At July 1, 2007 and December 31, 2007, the total amount of unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.1 million and $10.4 million, respectively (of which approximately $7.5 million and $7.8 million, respectively, would impact the effective tax rate if recognized). Approximately $2.6 million of the total unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized at July 1, 2007 and December 31, 2007. As of December 31, 2007, we have $10.4 million of unrecognized tax benefits, of which, $2.9 million are reflected as a non-current liability and $7.5 million are reflected as a reduction of gross deferred tax assets.

We anticipate that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact our effective tax rate.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of July 1, 2007 and December 31, 2007, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $57,000 and $72,000, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal and foreign income tax purposes, our fiscal 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) our fiscal 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2007 were $12.1 million compared to $10.4 million at June 30, 2007.

Net cash provided by operating activities was $6.5 million in the six months ended December 31, 2007 compared to $1.5 million in the same period last year. The net cash provided by operating activities was attributable to net income of $1.9 million, depreciation, amortization, and non-cash share-based compensation expense, offset in part by working capital requirements of $1.5 million for the six months ended December 31, 2007.

Net cash used in investing activities was $1.1 million in the six months ended December 31, 2007 compared to $34.4 million in the same period in fiscal 2007. Net cash used in fiscal 2008 relates to the purchase of property and equipment, while net cash used in fiscal 2007 was primarily due to $31.2 million net cash paid in connection with the Catalyst acquisition.

Net cash used in financing activities was $4.0 million in the six months ended December 31, 2007 compared to net cash provided by financing activities of $30.7 million in the same period in fiscal 2007. Net cash used in financing activities in fiscal 2008 primarily resulted from $3.4 million repayment of borrowings under the credit agreement and $1.0 million for repurchases of treasury stock. Net cash provided by financing activities in fiscal 2007 was primarily attributable to proceeds from the issuance of convertible notes of $72.0 million and borrowings under the credit agreement of $31.8 million, partially offset by the repayment of the term loan for $34.1 million, repayments under the credit agreement of $25.3 million, purchase of treasury shares for $10.5 million and payment of debt issuance costs related to the convertible note of $3.2 million.

We believe that our cash and cash equivalents on hand, cash flow generated by our continuing operations and availability under our revolving credit line will be sufficient to fund our operations, working capital, debt repayment (excluding the repurchase of all or a portion of the convertible notes), share repurchases and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit, note payable and convertible note obligations as set forth in the table below:

(In thousands)	Payments due by Period as of December 31, 2007
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$803	803	—	—	—
Supplier agreements	235	235	—	—	—
Operating lease obligations	4,185	2,142	1,835	195	13
Vendor supplied capital lease agreement	665	226	439	—	—
Revolving credit obligation	6,000	—	—	6,000	—
Note payable	3,500	3,500	—	—	—
Convertible notes (1)	72,000	—	—	72,000	—

Total (2)	$87,388	$6,906	$2,274	$78,195	$13

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The Contractual Obligations and Other Commitments disclosed in our Form 10-K for the year ended June 30, 2007 did not include any reserves for income taxes under FIN 48. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table has not been updated to include our reserves for income taxes. As of December 31, 2007, our reserves for income taxes totaled $2.9 million which is reflected as a non-current liability and included in Deferred revenue and other non-current liabilities on our consolidated balance sheets. (See Note 17 – Income Taxes for additional information).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. This statement establishes the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effect that adoption of SFAS 141R will have on the Company’s consolidated financial position and results of operations.

Forward-Looking Information

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our 2007 Annual Report on Form 10-K under the heading “Risks Related to Our Business”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the second quarter of fiscal 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	30,000	$8.23	30,000	885,717
November 1, 2007 to November 30, 2007	32,131	$9.23	32,131	853,586
December 1, 2007 to December 31, 2007	16,250	$9.10	16,250	837,336
Total	78,381	$8.82	78,381	837,336

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 annual meeting of stockholders was held on October 31, 2007. At the meeting, our stockholders approved one proposal presented pursuant to the vote totals indicated below:

	Vote (No. of Shares)
Director Nominee	For	Against/Withheld
Election of Robert E. Anderson, as a Class III Director	9,740,082	1,150,083
Election of Walter O. LeCroy, Jr., as a Class III Director	9,309,257	1,580,908
Election of Thomas H. Reslewic, as a Class III Director	9,728,434	1,161,731

As of October 31, 2007, Charles A. Dickinson, Norman R. Robertson, William G. Scheerer, and Allyn C. Woodward, Jr. were members of the Board of Directors whose terms of office continued after the annual meeting of stockholders.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description
3.4	Second Amendment to the By-Laws of Registrant, adopted on December 10, 2007, filed as Exhibit 3.01 to Form 8-K filed on December 11, 2007, incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2008	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer