Form 10-Q
period 2008-03-29
LECROY CORP
filed 2008-05-08
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark (“X”) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark (“X”) whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 2, 2008
Common stock, par value $.01 share	12,208,137

LeCR OY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and Catalyst™ are our trademarks, among others not referenced in this document. All other trademarks, servicemarks or tradenames referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	March 29, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,593	$10,448
Accounts receivable, net of reserves of $741 and $882 at March 29, 2008 and June 30, 2007, respectively	30,656	31,941
Inventories, net	34,192	38,645
Other current assets	10,469	9,608

Total current assets	86,910	90,642

Property and equipment, net	20,669	20,339
Goodwill	105,771	105,885
Other non-current assets	14,282	14,453

Total assets	$227,632	$231,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,642	$16,905
Accrued expenses and other current liabilities	14,926	15,408
Note payable- related party	—	3,500
Current portion of capital leases	230	119

Total current liabilities	31,798	35,932

Long-term debt	—	9,410
Convertible notes	72,000	72,000
Deferred revenue and other non-current liabilities	4,515	1,246

Total liabilities	108,313	118,588

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of March 29, 2008 and June 30, 2007)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,505,623 shares issued at March 29, 2008 and 12,342,809 shares issued and outstanding at June 30, 2007)	125	123
Additional paid-in capital	112,426	108,713
Accumulated other comprehensive income	3,981	1,409
Retained earnings	4,913	2,486
Treasury stock, at cost (262,285 shares and 0 shares at March 29, 2008 and June 30, 2007, respectively)	(2,126)	—

Total stockholders’ equity	119,319	112,731

Total liabilities and stockholders’ equity	$227,632	$231,319

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Three Quarters Ended
In thousands, except per share data	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues:
Test and measurement products	$37,761	$37,298	$113,138	$108,131
Service and other	2,793	2,044	6,689	6,368

Total revenues	40,554	39,342	119,827	114,499

Cost of revenues	17,811	18,524	51,057	51,641

Gross profit	22,743	20,818	68,770	62,858

Operating expenses (income):
Selling, general and administrative	13,121	15,065	39,625	42,592
Research and development	8,113	8,080	23,019	28,577
Reimbursement from escrow account	(240)	—	(240)

Total operating expenses	20,994	23,145	62,404	71,169

Operating income (loss)	1,749	(2,327)	6,366	(8,311)

Other income (expense):
Interest income	72	69	227	167
Interest expense	(1,020)	(1,197)	(3,359)	(3,249)
Loss on extinguishment of debt	—	(551)	—	(997)
Other, net	(83)	2	(421)	(93)

Other expense, net	(1,031)	(1,677)	(3,553)	(4,172)

Income (loss) before income taxes	718	(4,004)	2,813	(12,483)
Provision (benefit) for income taxes	65	(69)	291	(1,501)

Net income (loss)	$653	$(3,935)	$2,522	$(10,982)

Net income (loss) per common share:
Basic	$0.06	$(0.34)	$0.21	$(0.94)
Diluted	$0.05	$(0.34)	$0.21	$(0.94)

Weighted average number of common shares:
Basic	11,763	11,499	11,759	11,736
Diluted	12,032	11,499	12,000	11,736

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Quarters Ended
In thousands	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,522	$(10,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development	—	4,000
Depreciation and amortization	5,389	6,277
Share-based compensation	3,714	4,428
Amortization of debt issuance costs	539	425
Deferred income taxes	(946)	(707)
Write-off of term loan deferred financing costs	—	997
(Gain) loss on disposal of property and equipment, net	(136)	14
Write-off of inventory	770	1,804
Gross profit on non-cash sale	(44)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:	—	—
Accounts receivable	2,569	(1,036)
Inventories	2,405	(1,580)
Other current and non-current assets	778	(761)
Accounts payable, accrued expenses and other liabilities	(473)	(3,041)

Net cash provided by (used in) operating activities	17,087	(162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,299)	(4,062)
Business acquisition, net of acquired cash	—	(31,512)

Net cash used in investing activities	(2,299)	(35,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	(34,076)
Borrowings under credit agreement	—	40,160
Proceeds from issuance of convertible notes	—	72,000
Payments made on capital leases	(227)	(208)
Repayment of borrowings under credit agreement	(9,410)	(34,250)
Payment of note payable to related party for business acquisition	(3,500)	—
Payment of debt issuance costs	—	(3,684)
Proceeds from employee stock purchase and option plans	575	450
Purchase of treasury shares	(2,126)	(10,508)

Net cash (used in) provided by financing activities	(14,688)	29,884

Effect of exchange rate changes on cash and cash equivalents	1,045	(426)

Net increase (decrease) in cash and cash equivalents	1,145	(6,278)
Cash and cash equivalents at beginning of the period	10,448	16,972

Cash and cash equivalents at end of the period	$11,593	$10,694

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$2,408	$1,184
Income taxes	525	827
Non-cash transactions:
Issuance of note payable to related party for business acquisition	$—	$3,500
Issuance of LeCroy stock options for business acquisition	—	450

	Three Quarters Ended
In thousands	March 29, 2008	March 31, 2007
Transaction costs for business acquisition, unpaid at March 31, 2007	—	99
Transaction costs for deferred financing costs, unpaid at March 31, 2007	—	72
Transfer of inventory into property and equipment	1,520	776
Vendor supplied capital lease agreement	718	—
Receipt of advertising in exchange for test and measurement product	62	—

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

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, valuation of long-lived and intangible assets, goodwill, income taxes, share-based compensation expense and estimation of warranty liabilities. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Interim period operating results may not be indicative of the operating results for a full year. Certain reclassifications were made to prior period amounts to conform to the current period presentation. Specifically, the three quarters ended March 29, 2008 reflects a reclassification of a sales return reserve of approximately $1.1 million from Service and other to Test and measurement products for the two quarters ended December 29, 2007 to conform to the current period presentation. Also, as a result of the fiscal year 2008 company-wide service initiative, certain service products have been reclassified from Test and measurement products to Service and other revenue. The quarter and the three quarters ended March 31, 2007 reflect a reclassification of approximately $0.3 million and $1.1 million, respectively from Test and measurement products to Service and other revenue, to conform to the current period presentation.

The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on March 29, 2008, March 31, 2007, and June 30, 2007.

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

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarters ended March 29, 2008 and March 31, 2007 is approximately $1.1 million and $1.3 million, respectively, and approximately $3.7 million and $4.4 million for the three quarters ended March 29, 2008 and March 31, 2007, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that is closest to the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the quarters and three quarters ended March 29, 2008 and March 31, 2007, including the Catalyst assumed options, in the fiscal 2007 periods:

	Quarter Ended March 29, 2008	Three Quarters Ended March 29, 2008	Quarter Ended March 31, 2007	Three Quarters Ended March 31, 2007
Expected holding period (years)	5.0	5.0	5.0	3.6
Risk-free interest rate	2.67% - 2.78%	2.67% - 4.57%	4.46%	4.58% - 4.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	43.51% - 43.63%	43.51% - 48.64%	51.8%	32.0% - 54.2%
Weighted average fair value of options granted	$3.66	$3.70	$4.33	$11.17

Stock option transactions for the quarters and three quarters ended March 29, 2008 under all plans, including unvested stock options assumed in the Catalyst merger, are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				($000)
Outstanding at June 30, 2007	2,012,655	$14.49
Granted	31,500	$7.64
Exercised	(35,874)	$0.76
Expired	(172,498)	$18.73
Forfeited	(33,213)	$15.94

Outstanding at September 29, 2007	1,802,570	$14.21	3.97	$753
Granted	20,700	$8.66
Exercised	(3,748)	$7.23
Expired	(94,853)	$13.88
Forfeited	(43,770)	$6.97

Outstanding at December 29, 2007	1,680,899	$14.36	3.76	$1,020
Granted	13,200	$8.78
Exercised	(2,975)	$2.24
Expired	(111,965)	$22.48
Forfeited	—	$—

Outstanding at March 29, 2008	1,579,159	$13.76	3.70	$849
Vested and expected to vest at March 29, 2008	1,539,938	$14.13	3.51	$839

Exercisable at March 29, 2008	1,395,827	$14.26	3.36	$533

The total intrinsic value of stock options exercised during the quarter and three quarters ended March 29, 2008 was approximately $21,000 and $0.3 million, respectively as compared to approximately $0.2 million and $0.4 million for the quarter and three quarters ended March 31, 2007.

As of March 29, 2008, there was approximately $1.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average period of 1.9 years. No compensation cost related to stock options was capitalized in inventory or any other assets for the quarters and three quarters ended March 29, 2008 and March 31, 2007.

Stock Options Assumed

In connection with the Catalyst Merger, LeCroy assumed Catalyst’s Stock Option Plan. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, is charged to compensation expense in operations as earned by employees over their remaining requisite service periods. The fair value of assumed options was determined using the Black-Scholes option pricing model.

The public announcement of the Catalyst Merger occurred on the same date as the closing, October 2, 2006. Upon completion of the Merger, each outstanding stock option issued by Catalyst was assumed by LeCroy and was converted into an option to purchase that number of shares of LeCroy common stock equal to the number of shares of Catalyst common stock purchasable pursuant to the Catalyst option immediately prior to the effective time of the merger, multiplied by the exchange ratio, rounded down to the nearest whole number of shares of LeCroy common stock. The exercise price per share was equal to the exercise price per share of Catalyst common stock divided by the exchange ratio, rounded up to the nearest whole cent. The Company’s assumption of the Catalyst issued options was treated as a modification, under SFAS No. 123R, of the terms of the original Catalyst grant. The same conversion formula was utilized to calculate the number of assumed options as was used in the Merger consideration and, as such, the aggregate fair value of Catalyst’s awards immediately prior to the Merger was substantially similar to the aggregate fair value of the LeCroy awards on the date of grant.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarters and three quarters ended March 29, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2007	647,141	$14.61
Granted	34,241	$7.48
Vested	(49,163)	$12.88
Forfeited	(31,222)	$12.29

Non-vested stock at September 29, 2007	600,997	$14.46
Granted	75,233	$8.98
Vested	(85,590)	$10.72
Forfeited	(20,149)	$12.46

Non-vested stock at December 29, 2007	570,491	$14.37
Granted	20,000	$8.63
Vested	(15,306)	$15.06
Forfeited	(9,641)	$11.02

Non-vested stock at March 29, 2008	565,544	$14.21

Non-vested stock is included in the issued and outstanding share numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

As of March 29, 2008, there was approximately $3.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of March 29, 2008 and June 30, 2007, there was approximately $0.1 million and $41,000, respectively of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

On August 20, 2007, the Company granted 712,000 SARs. The exercise price of the SARs was set at $7.60 per share, which equaled the closing price of the Company’s common stock on the grant date. The fair value at grant date was $3.61, using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors award exercise and employee termination patterns to estimate forfeiture rates. The expected holding period of SARs represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or other such period that is closest to the expected term of the SARs.

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. Based on the fair value of $3.66 per SAR on March 29, 2008, there was approximately $2.1 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.4 years. The fair value of the SARs is liability classified because the awards are payable in cash. As of March 29, 2008, there was approximately $0.4 million of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

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

In fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “Accounting for

Leases”. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.3 million and $0.5 million for the quarter and three quarters ended March 29, 2008, as compared to approximately $0.6 million and $1.4 million for the quarter and three quarters ended March 31, 2007.

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

4. Business Realignment, Restructuring Initiatives, and Related Asset Impairments

Business Realignment and Related Asset Impairment Costs

The Company records realignment charges related to workforce reductions in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (“SFAS 112”), and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). Pursuant to SFAS 112, costs related to employee severance are recorded when probable and estimable in accordance with our ongoing severance policy. SFAS 88, paragraph 15, provides that contractual termination benefits are recorded when it is probable and estimable. Charges for the impairment of long-lived assets are recognized in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment of long-lived assets.

Restructuring Charges

The Company records restructuring costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which requires that a liability for charges associated with an exit or disposal activity be measured and recognized initially at fair value only when the liability is incurred. Related to restructuring (exit) activities, we may also have involuntary terminations that are accounted for under SFAS 112 or SFAS 88 as applicable, or under SFAS 146 if the severance and related costs are considered to be a one-time benefit arrangement outside of our ongoing severance policy.

Fiscal 2008 Business Realignment

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of March 29, 2008, approximately $21,000 has been paid in cash and approximately $0.3 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2009.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of March 29, 2008, approximately $0.4 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

Fiscal 2007 Restructuring Initiatives

In the fourth quarter of fiscal 2007, as a result of local economic conditions in Japan, the Company changed its Japan sales strategy and approved a restructuring plan related to the Japanese operations which resulted in the closure of certain office facilities in Japan, which included lease termination costs. As a result of the office closures, there were headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million, which was expensed to Selling, general and administrative. As of March 29, 2008, approximately $0.3 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

Fiscal 2007 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2007, an intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, the Company took an approximate $0.3 million non-cash charge to Cost of revenues for the impairment.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to June 30, 2006. As of March 29, 2008, approximately $1.4 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

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

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 13—Long-term Debt and Capital Leases), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with M&T Bank, the purpose of which was to protect against rising interest rates during the term of the Credit Agreement. On October 16, 2006 in conjunction with the repayment of the term loan, the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was zero and approximately $0.3 million for the quarter and three quarters ended March 31, 2007.

As of March 29, 2008 the Company has the following derivative instruments:

Forward foreign exchange contracts

The Company enters into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized currently in Other income (expense), net in the Consolidated Statement of Operations.

The net losses or gains resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately $0.1 million for both the quarters ended March 29, 2008 and March 31, 2007, as compared to net losses of approximately $0.4 million and $0.2 million for the three quarters ended March 29, 2008 and March 31, 2007, respectively. These amounts are included in Other, net in the Consolidated Statements of Operations. At March 29, 2008 and June 30, 2007, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $19.1 million and $12.9 million, respectively.

6. Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Quarter Ended		Three Quarters Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income (loss)	$653	$(3,935)	$2,522	$(10,982)
Foreign currency translation gain (loss)	1,561	11	2,572	(17)

Comprehensive income (loss)	$2,214	$(3,924)	$5,094	(10,999)

7. Accounts Receivable, net

The allowance for doubtful accounts and sales returns was approximately $0.7 million and $0.9 million as of March 29, 2008 and June 30, 2007, respectively.

8. Inventories, net

Inventories are stated at the lower of cost (first-in, first-out method) or market, with the exception of demonstration units in finished goods. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	March 29, 2008	June 30, 2007
Raw materials	$11,111	$9,312
Work in process	5,113	7,354
Finished goods	17,968	21,979

	$34,192	$38,645

The value of demonstration units included in finished goods was approximately $10.9 million and $13.6 million at March 29, 2008 and June 30, 2007, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory (raw materials and work in progress), included above, amounted to approximately $2.3 million and $2.7 million at March 29, 2008 and June 30, 2007, respectively.

In fiscal 2008, the Company recorded approximately $0.8 million to Cost of revenues for inventory write-offs related to certain inventory recorded at fair value in the purchase accounting for Catalyst, a portion of which the Company was indemnified. Additionally, in fiscal 2007, the Company recorded approximately $1.8 million to Cost of revenues for inventory write-offs, including inventory recorded at fair value in the purchase accounting for Catalyst.

9. Other Current Assets

Other current assets consist of the following (in thousands):

	March 29, 2008	June 30, 2007
Deferred tax assets, net	$5,313	$4,863
Prepaid taxes	371	381
Other receivables	1,334	1,371
Value-added tax receivable	913	808
Other	2,538	2,185

	$10,469	$9,608

10. Goodwill and Other Non-current Assets

Goodwill and other non-current assets consist of the following (in thousands):

	March 29, 2008	June 30, 2007
Goodwill	$105,771	$105,885

Intangibles, net	$1,861	$3,032
Deferred tax assets, net	9,186	7,809
Deferred financing costs on convertible note	2,220	2,642
Other	1,015	970

	$14,282	$14,453

Goodwill

The Company completed the acquisition of its two complementary protocol businesses, CATC, on October 29, 2004 and Catalyst, on October 2, 2006. These acquisitions were completed because of their strategic fit with the Company’s existing business and because they were of such a nature and size as to establish new products for growth of the Company. Each of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arose because the purchase prices for these businesses reflect a number of factors, including the future earnings and cash flow potential of these products and the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers.

The primary contributors to the CATC goodwill, included, (i) substantial revenue potential, due to synergies in geographic and end-market opportunities; (ii) synergy benefits derived through the termination of costly third party distributors, using a direct sales model, leveraging an existing LeCroy worldwide sales-force and customer support infrastructure; (iii) access to an expanded base of industry knowledge and workforce expertise; (iv) the resulting synergies CATC brings to existing operations, particularly the ability to capitalize on growing serial data test application standards; and (v) immediate savings in general and administrative expenses due to elimination of CATC’s public company costs.

The primary contributors to the Catalyst goodwill, included, (i) substantial revenue benefits due to synergies in product offerings and platforms between the Catalyst and CATC product portfolio; (ii) expanded base of industry knowledge; (iii) economies of scale benefits for the protocol products and the complementary strategic fit with the CATC products, including the expansion of protocol products; and (iv) opportunity to further strengthen direct sales model with Catalyst’s already experienced sales team.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires the Company to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The Company obtains information on sales of similar sized companies in the technology industry to estimate a control premium.

Management also reviews the Company’s financial position quarterly for other triggering events as described in SFAS No. 142. Should actual results not meet expectations or assumptions change in future years, the impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of the Company’s assets and results from operations.

Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has one reporting unit, in the test and measurement business, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.

The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS 142) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by a one year average market price, as reflected on NASDAQ National Market, and applying an additional premium to give effect to the Company’s best estimate of a control premium, as if the Company were to be acquired by a single stockholder, which seeks to give effect to the increased consideration a potential acquirer would be willing to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.

A 30% control premium was utilized in our interim goodwill impairment testing in fiscal 2008. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to our business.

The Company completed the annual impairment test required under SFAS 142 as of June 30, 2007 and determined that there was no impairment to the recorded goodwill balance of $105.9 million. The Company did, however, during the fourth quarter of fiscal 2007 and 2006, reduce the goodwill by approximately $0.1 million and $0.4 million, respectively, as a result of a reversal of a pre-acquisition tax contingency reserve. Additionally, upon adoption of FIN 48, some accruals for uncertain tax positions related to the acquisition of CATC were reduced, resulting in a decrease to goodwill of approximately $0.1 million.

As a result of the decline in the Company’s stock price since June 30, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test as of September 29, 2007, December 29, 2007, and March 29, 2008 respectively, to identify whether a potential impairment of the Company’s recorded goodwill existed. For the first quarter ended September 29, 2007 the Company’s market capitalization, without regard to a control premium, exceeded its carrying value. For the second quarter testing as of December 29, 2007, the fair value of the Company’s reporting unit was determined to be $142.8 million, using the 30% control premium, which exceeded the carrying amount by $25.6 million, or 21%. For the third quarter testing as of March 29, 2008, the fair value of the Company’s reporting unit was determined to be $137.8 million, using the 30% control premium, which exceeded the carrying amount by $18.5 million, or 15.5%. Management’s estimate of an appropriate control premium to apply in determining fair value is an important variable in the Company’s goodwill impairment assessment, and is subject to change. A significant impairment could result in additional charges and have a material adverse impact on the consolidated financial condition and operating results.

Other Non-current Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets, included in other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	March 29, 2008	June 30, 2007
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(7,579)	(6,599)

Net carrying amount		$717	$1,697

Patents and other intangible assets	5.9 years	$1,592	$1,592
Accumulated amortization		(1,148)	(957)

Net carrying amount		$444	$635

Total net carrying amount		$1,161	$2,332

Amortization expense for intangible assets, with finite lives, was approximately $0.1 million and $1.2 million for the quarter and three quarters ended March 29, 2008, respectively, as compared to approximately $1.2 million and $2.4 million for the quarter and three quarters ended March 31, 2007, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

As of March 29, 2008 and June 30, 2007, there was approximately $0.7 million for the Catalyst tradename, an asset with an indefinite life, included in Intangibles, net on the Consolidated balance sheet.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 29, 2008	June 30, 2007
Compensation and benefits, including severance	$7,388	$6,494
Income taxes	754	1,996
Warranty	1,341	1,190
Deferred revenue, current portion	1,309	1,195
Accrued interest on debt	1,340	1,033
Retained liabilities from discontinued operations	160	160
Other current liabilities	2,634	3,340

	$14,926	$15,408

12. Warranties

The Company provides a warranty on its products, typically extending three years after delivery and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues.

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the quarter and three quarters ended March 29, 2008 and March 31, 2007 (in thousands):

	Quarter Ended		Three Quarters Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Balance at beginning of period	$1,223	$1,107	$1,190	$1,005
Accruals for warranties entered into during the period	288	310	718	617
Warranty costs incurred during the period	(170)	(252)	(567)	(607)
Warranty liability assumed in the Catalyst Merger	—	—	—	150

Balance at end of period	$1,341	$1,165	$1,341	$1,165

As is customary in the test and measurement industry, and as provided for by local law in the U.S. and other jurisdictions, the Company’s standard terms of sale provide remedies to customers, such as defense, settlement, or payment of a judgment for intellectual property claims related to the use of the Company’s products. Such indemnification provisions are accounted for in accordance with SFAS 5. To date, there have been no claims under such indemnification provisions.

13. Long-term Debt and Capital Leases

Credit Agreement

On March 30, 2007, the Company entered into a $40.0 million senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company (“M&T Bank”), as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended (the “Prior Credit Agreement”). The terms of the New Credit Agreement (since amended) provided LeCroy with a $40.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. On March 30, 2007 the Company borrowed $9.4 million under the New Credit Agreement which was used to pay the outstanding balance under LeCroy’s Prior Credit Agreement and for general corporate purposes, including the financing of working capital requirements and capital expenditures. As of March 29, 2008, the Company has zero outstanding borrowings against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

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

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 29, 2008, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.6 million of financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At March 29, 2008, approximately $0.1 million of deferred financing costs were included in Other current assets and approximately $0.3 million were included in Other non-current assets on the Consolidated Balance Sheets.

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

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash, all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of the Company’s common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at the Company’s option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or combination of each with a value equal to such excess. As of March 29, 2008, the market value of the convertible notes was $63.6 million.

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,”, and related issues, at the date of issuance of the Notes and determined that the conversion feature does not need to be accounted for separately from the Notes. The Company updates its analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

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

The Company will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability at March 29, 2008. In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount as of March 29, 2008 to be approximately $0.3 million per year.

The Company received net proceeds from the sale of the Notes of approximately $69.0 million. Immediately thereafter, the net proceeds from the sale were used to repay the outstanding term debt balance of approximately $31.9 million under the Company’s Prior Credit Agreement, repurchase 850,000 shares of the Company’s common stock at a cost of approximately $9.9 million and repay approximately $22.8 million of revolving debt under the Company’s Prior Credit Agreement that was drawn down to fund the acquisition of Catalyst.

The Company incurred approximately $3.0 million of transaction fees in connection with issuing the Notes, which have been deferred and are being amortized over the term of the Notes using the effective interest method. The term of the Notes for amortization purposes is considered to be five years in accordance with SAB Topic 3-C, “Redeemable Preferred Stock,” as that is the first period in which the redemption feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. At March 29, 2008, approximately $2.2 million of unamortized fees related to the Notes were included in Other non-current assets on the Consolidated Balance Sheet.

The Company maintains certain short-term foreign credit facilities, principally with two Japanese banks totaling 150.0 million yen (approximately $1.5 million as of March 29, 2008). No amounts were outstanding under these facilities as of March 29, 2008 and June 30, 2007. The Company’s Swiss subsidiary, also has an overdraft facility totaling 1.0 million Swiss francs (approximately $1.0 million as of March 29, 2008). As of March 29, 2008 and June 30, 2007, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of approximately $1.3 million. These leases bear interest at 4.5% to 4.88% with three-year terms. At March 29, 2008 and June 30, 2007, the Company’s outstanding balances under these agreements were zero and approximately $0.1 million, respectively. During fiscal 2008, the Company entered into another vendor supplied capital lease agreement for technology rights of approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. At March 28 2008, the Company’s outstanding balance under this agreement was approximately $0.6 million, approximately $0.2 million was included in Current portion of long-term debt and capital leases and approximately $0.4 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

14. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no such matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Treasury Stock

In May 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares of its common stock. To date, the Company has purchased approximately 1.3 million shares under the plan. In fiscal 2008, 46,000 shares were repurchased at an average price of $7.28 per share in the first quarter; 78,381 shares were repurchased at an average price of $8.82 per share in the second quarter; and 137,904 shares were repurchased at an average price of $7.98 per share in the third quarter.

16. Earnings (loss) per Common Share

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter and three quarters ended March 29, 2008 and March 31, 2007 (in thousands):

	Quarter Ended		Three Quarters Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Numerator:
Net income (loss)	$653	$(3,935)	$2,522	$(10,982)

Denominators:
Weighted average shares outstanding:
Basic	11,763	11,499	11,759	11,736
Employee stock options and other	269	—	241	—

Diluted	12,032	11,499	12,000	11,736

The computations of diluted net income per common share for the quarter and three quarters ended March 29, 2008 do not include approximately 1.6 million and 1.7 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to earnings per share. The computations of diluted net loss per common share for the quarter and three quarters ended March 31, 2007 do not include approximately 2.1 million and 2.4 million shares, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to earnings per share. The convertible notes had no impact on diluted EPS for the quarter and three quarters ended March 29, 2008 and March 31, 2007 because the average share price was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income tax rate for the quarter and three quarters ended March 29, 2008 was 9.0% and 10.4%, respectively, which includes the effect of discrete items, compared to an effective tax rate of (1.7)% and (12.0)% for the quarter and three quarters ended March 31, 2007, respectively, which also includes the effects of discrete items.

The effective income tax rate for the quarter and three quarters ended March 29, 2008 includes: the effect of a reduction of tax expense of approximately $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; slightly offset by approximately $31,000 increase to tax expense for interest related to income tax exposures; all of which are treated as discrete items. The effective tax rate for the quarter and three quarters ended March 31, 2007 includes an increase in the valuation allowance of approximately $1.0 million, treated as discrete item. Additionally, the three quarters ended March 31, 2007 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, which is not deductible for tax purposes, which was also treated as a discrete item.

The Company calculates income tax expense based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, the differences between the book and tax treatment of certain items, and the effect of the discrete items.

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

The Company operates in multiple taxing jurisdictions, both within and outside the United States. At July 1, 2007 and March 29, 2008, the total amount of unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.1 million (of which approximately $7.5 million would impact the effective tax rate if recognized). Approximately $2.6 million of the total unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized at July 1, 2007 and March 29, 2008. As of March 29, 2008, the Company has approximately $10.1 million of unrecognized tax benefits, of which, approximately $2.7 million are reflected as a non-current liability and approximately $7.4 million are reflected as a reduction of gross deferred tax assets.

The Company believes it is reasonably possible that approximately $1.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of July 1, 2007 and March 29, 2008, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $57,000 and $80,000, respectively.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. For federal and foreign income tax purposes, the fiscal 2005 through 2007 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2003 through 2007 tax years remain open for examination by the tax authorities.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
North America	$13,786	$13,676	$39,101	$37,625
Europe/Middle East	14,897	12,393	44,085	39,277
Japan	2,707	3,592	9,978	15,233
Asia/Pacific	9,164	9,681	26,663	22,364

Total revenues	$40,554	$39,342	$119,827	$114,499

Total assets by geographic area are as follows:

	March 29, 2008	June 30, 2007
North America	$207,306	$211,264
Europe/Middle East	14,646	13,263
Japan	1,554	2,813
Asia/Pacific	4,126	3,979

Total assets	$227,632	$231,319

Total long-lived assets (1) by geographic area are as follows (in thousands):

	March 29, 2008	June 30, 2007
North America	$19,344	$19,671
Europe/Middle East	820	513
Japan	109	95
Asia/Pacific	396	60

Total long-lived assets	$20,669	$20,339

(1)	Long-lived assets presented in the table above include only Property and equipment, net.

19. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company adopted EITF 06-2 beginning July 1, 2007 using the cumulative-effect adjustment approach. The effect of this adoption resulted in a decrease to beginning retained earnings of approximately $0.2 million, a decrease to deferred tax assets of approximately $0.1 million and an increase to Accrued expenses and other current liabilities and Deferred revenue and other non-current liabilities of approximately $0.2 million and $0.1 million, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. Management is currently evaluating the effect that adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the effect that adoption of SFAS 161 will have on the Company’s consolidated financial position and results of operations.

20. Catalyst Acquisition

The Catalyst Merger was recorded under the purchase method of accounting in accordance with SFAS 141. On October 2, 2006, the effective date of the Catalyst Merger, all shares of common stock of Catalyst issued and outstanding immediately prior to the Catalyst Merger were exchanged for approximately $26.7 million in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration of $33.5 million, or $3.35 million, was placed in escrow for the twelve-month period following the closing of the Catalyst Merger to secure certain indemnification obligations under the terms of the Merger Agreement. On October 2, 2007, approximately $3.1 million was released from the escrow to the Catalyst stockholders, pursuant to the terms of the Merger Agreement. In the third quarter of fiscal 2008, the Company and the former Catalyst owners agreed to a final indemnification release. The Company received approximately $0.2 million from the remaining Catalyst escrow balance, representing the indemnification obligation for certain Catalyst inventory, assumed at acquisition.

21. Subsequent Events

On May 7, 2008, the Company entered into a Second Modification Agreement to modify certain financial and negative covenants of its New Credit Agreement.

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

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers’ representatives and distributors in certain geographic areas. We divide the world into four areas – North America, Europe/Middle East, Japan and Asia/Pacific. In North America we primarily sell our products directly in the United States and are in the early stages of developing a strong manufacturers’ representative channel. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products through distributors. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

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

Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profits represent revenues less cost of revenues. Additional factors integral to gross profit earned are product mix, as the list prices of our products range from $2,900 to $205,000 and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

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

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, changing our future product strategy, and reducing operating expenses from time to time. As an example, in fiscal 2007 and 2006 we implemented business realignment and restructuring initiatives intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our initiatives see the Section entitled “Business Realignment, Restructuring Initiatives, and Related Asset Impairments” below.

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

In furtherance of our drive to meet our customers’ changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004 and October 2, 2006, we completed the acquisitions of Computer Access Technology Corporation (“CATC”) and Catalyst Enterprises, Inc. (“Catalyst”), respectively, to complement our expanding portfolio of serial data test solutions. This division, Protocol Solutions Group (“PSG”), now represents about 20% of our total business. In addition, in March 2006, we completed purchase and settlement agreements with Iwatsu Electric Corporation that included the rights to a new low-end product line, ‘ViewGo,’ re-engineered and launched as the WaveJet Family of products, as well as unrelated intellectual property designs and a 10-year non-compete agreement.

Also during fiscal 2006, we transformed our entire low and mid-range product lines by introducing a new line of WaveRunners and WaveSurfers and adding the new WaveJet product line noted above. Additionally, we expanded our high-end product line by introducing the SDA 18000. We believe that our diversified product mix strategically positions us to expand our presence in the oscilloscope market.

Business Realignment, Restructuring Initiatives, and Related Asset Impairments

These business realignment and restructuring initiatives represent the Company’s best efforts to respond to the current demands in our industry. However, these and future cost reductions, or other benefits expected from these activities, may be insufficient to align our operations with customer demand and the changes affecting our industry, or maybe more costly or extensive than currently anticipated.

Fiscal 2008 Business Realignment

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of March 29, 2008, approximately $21,000 has been paid in cash and approximately $0.3 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2009.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of March 29, 2008, approximately $0.4 million has been paid in cash and approximately $0.2 million remains in Accrued Expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

Fiscal 2007 Restructuring Initiatives

In the fourth quarter of fiscal 2007, as a result of local economic conditions in Japan, the Company changed its Japan sales strategy and approved a restructuring plan related to the Japanese operations which resulted in the closure of certain office facilities in Japan, which included lease termination costs. As a result of the office closures, there were headcount reductions of four employees or 0.9% of the workforce as compared to June 30, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million, which was expensed to Selling, general and administrative. As of March 29, 2008, approximately $0.3 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

Fiscal 2007 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2007, an intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, the Company took an approximate $0.3 million non-cash charge to Cost of revenues for the impairment.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense, of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to June 30, 2006. As of March 29, 2008, approximately $1.4 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

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

This management discussion and analysis of financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which includes a description of our accounting policies. Our critical accounting policies involve significant judgment by LeCroy’s management, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and include revenue recognition, reserves on accounts receivable, allowance for excess and obsolete inventory, valuation of deferred tax assets, valuation of long-lived and intangible assets, estimation of warranty liabilities, share-based compensation expense, valuation of goodwill, and income tax contingencies. We have expanded our goodwill accounting policy and have adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation 48”, as described below.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires goodwill to be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires the Company to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The Company obtains information on sales of similar sized companies in the technology industry to estimate a control premium.

Management also reviews the Company’s financial position quarterly for other triggering events as described in SFAS 142. Should actual results not meet expectations or assumptions change in future years, the impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of the Company’s assets and results from operations.

Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has one reporting unit, in the test and measurement business, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.

The first step is to identify if an impairment of goodwill has occurred by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS 142) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by a one year average market price, as reflected on NASDAQ National Market, and applying an additional premium to give effect to the Company’s best estimate of a control premium, as if the Company were to be acquired by a single stockholder, which seeks to give effect to the increased consideration a potential acquirer would be willing to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.

A 30% control premium was utilized in our interim goodwill impairment testing in fiscal 2008. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to our business.

The Company completed the annual impairment test required under SFAS 142 as of June 30, 2007 and determined that there was no impairment to the recorded goodwill balance of $105.9 million. The Company did, however, during the fourth quarter of fiscal

2007 and 2006, reduce the goodwill by approximately $0.1 million and $0.4 million, respectively, as a result of a reversal of a pre-acquisition tax contingency reserve. Additionally, upon adoption of FIN 48, some accruals for uncertain tax positions related to the acquisition of CATC were reduced, resulting in a decrease to goodwill of approximately $0.1 million (See Note 17 – Income Taxes for more information).

As a result of the decline in the Company’s stock price since June 30, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test as of September 29, 2007, December 29, 2007, and March 29, 2008 respectively, to identify whether a potential impairment of the Company’s recorded goodwill existed. For the first quarter ended September 29, 2007 the Company’s market capitalization, without regard to a control premium, exceeded its carrying value. For the second quarter testing as of December 29, 2007, the fair value of the Company’s reporting unit was determined to be $142.8 million, using the 30% control premium, which exceeded the carrying amount by $25.6 million, or 21%. For the third quarter testing as of March 29, 2008, the fair value of the Company’s reporting unit was determined to be $137.8 million, using the 30% control premium, which exceeded the carrying amount by $18.5 million, or 15.5%. Management’s estimate of an appropriate control premium to apply in determining fair value is an important variable in the Company’s goodwill impairment assessment, and is subject to change. A significant impairment could result in additional charges and have a material adverse impact on the consolidated financial condition and operating results.

Income Tax Contingencies

We adopted FIN 48 on July 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date (See Note 17—Income Taxes for additional information).

There have been no other changes or updates to our critical accounting policies since June 30, 2007.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and three quarters ended March 29, 2008 and March 31, 2007:

	Quarter ended		Three Quarters ended
(Unaudited)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues:
Test and measurement products (1)	93.1%	94.8%	94.4%	94.4%
Service and other (1)	6.9	5.2	5.6	5.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	43.9	47.1	42.6	45.1

Gross profit	56.1	52.9	57.4	54.9

Operating expenses (income):
Selling, general and administrative	32.4	38.3	33.1	37.2
Research and development	20.0	20.5	19.2	25.0
Reimbursement from escrow account	(0.6)	—	(0.2)	—

Total operating expenses	51.8	58.8	52.1	62.2

Operating income (loss)	4.3	(5.9)	5.3	(7.3)

Interest income	0.2	0.2	0.2	0.1
Interest expense	(2.5)	(3.0)	(2.8)	(2.8)
Loss on extinguishment of debt	—	(1.4)	—	(0.8)
Other, net	(0.2)	—	(0.4)	(0.1)

	Quarter ended		Three Quarters ended
(Unaudited)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Other (expense), net	(2.5)	(4.2)	(3.0)	(3.6)
Income (loss) before income taxes	1.8	(10.1)	2.3	(10.9)
Provision (benefit) for income taxes	0.2	(0.1)	0.2	(1.3)

Net income (loss)	1.6%	(10.0)%	2.1%	(9.6)%

(1)	The three quarters ended March 29, 2008 reflects a reclassification of a sales return reserve of approximately $1.1 million from Service and other to Test and measurement products for the two quarters ended December 29, 2007 to conform to the current period presentation.

As a result of the fiscal year 2008 company-wide service initiative, certain service products have been reclassified from Test and measurement products to Service and other revenue. The quarter and the three quarters ended March 31, 2007 reflect the reclassification of approximately $0.3 million and $1.1 million, respectively, to conform to the current period presentation.

Comparison of the Quarter Ended March 29, 2008 and March 31, 2007

Total revenues were approximately $40.6 million for the quarter ended March 29, 2008, compared to approximately $39.3 million for the comparable prior year period, representing an increase of 3.1%, or approximately $1.2 million, primarily as a result of positive foreign currency fluctuations which increased total revenues by approximately $1.2 million in the third quarter of fiscal 2008 as compared to the same period last year. Test and measurement product revenue remained flat as a result of increased volume and market traction for oscilloscope products, offset by weakness in sales of protocol analyzer products and decreased demand and softness in orders from Japan. Increased volume for oscilloscope products continues as a result of a stronger and more effective distribution channel, while decreases in sales of protocol analyzer products in the quarter were driven by softness in storage market.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were approximately $2.8 million for the quarter ended March 29, 2008, representing an increase of 36.6% or approximately $0.7 million, compared to approximately $2.0 million for the comparable prior year period. The increase was attributable to a company-wide service initiative that began during the fiscal year to improve customer service by focusing on opportunities to add value to our products.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Quarter ended (unaudited)
	March 29, 2008	March 31, 2007
	(In thousands)
North America	$13,786	$13,676
Europe/Middle East	14,897	12,393
Japan	2,707	3,592
Asia/Pacific	9,164	9,681

Total revenues	$40,554	$39,342

	Quarter ended (unaudited)
	March 29, 2008	March 31, 2007
North America	34.0%	34.8%

	Quarter ended (unaudited)
	March 29, 2008	March 31, 2007
	(In thousands)
Europe/Middle East	36.7	31.5
Japan	6.7	9.1
Asia/Pacific	22.6	24.6

Total revenues	100.0%	100.0%

For the quarter ended March 29, 2008, geographic revenue was higher in Europe/Middle East. The increase resulted from improved sales productivity supported by strong distribution channels and foreign currency. Foreign currency fluctuations positively impacted Europe/Middle East revenues by approximately $1.2 million in the third quarter of fiscal 2008, as compared to the same period last year. The increase was partially offset by decreases in Japan and Asia/Pacific, primarily resulting from local economic conditions and softness in orders from Japan.

Gross profit for the quarter ended March 29, 2008 was approximately $22.7 million, or 56.1% gross margin, compared to approximately $20.8 million, or 52.9% gross margin, for the comparable prior year period. The lower gross margin in fiscal 2007 was primarily attributable to non-cash charges of approximately $1.8 million for inventory write-offs, including inventory recorded at fair value in the purchase accounting for Catalyst, approximately $0.3 million associated with business realignment and approximately $0.3 million for the amortization of acquired Catalyst intangible assets. The fiscal 2008 gross margins were also impacted by non-cash charges of approximately $0.8 million for inventory write-offs related to certain inventory recorded at fair value in the purchase accounting for Catalyst, a portion for which the Company was indemnified. Absent these non-cash charges, fiscal 2008 margins as a percentage of sales were lower than the prior year period due to product mix, as oscilloscope revenue comprised a higher proportion of total revenue in the current quarter.

Selling, general and administrative (“SG&A”) expense was approximately $13.1 million for the quarter ended March 29, 2008 compared to approximately $15.1 million for the quarter ended March 31, 2007, representing a decrease of approximately 12.9% or $1.9 million. The decrease was mainly due to a reduction in general spending levels, resulting from the prior year’s cost-cutting and business realignment efforts, including approximately $1.2 million in severance and related expenses taken in the prior year period, compared to $0.3 million of realignment charges in the current period. As a percentage of total revenues, SG&A expense decreased from approximately 38.3% in the third quarter of fiscal 2007 to approximately 32.4% in the third quarter of fiscal 2008 as a result of a higher sales base as well as benefits derived from prior year’s cost-cutting and realignment efforts.

Research and development (“R&D”) expense was approximately $8.1 million for both the quarters ended March 29, 2008 and March 31, 2007. The fiscal 2007 R&D expense included approximately $0.1 million of costs associated with business realignment. As a percentage of total revenues, R&D expense decreased from approximately 20.5% in the third quarter of fiscal 2007 to 20.0% in the third quarter of fiscal 2008, as a result of a higher sales base.

Reimbursement from escrow account represents current quarter income resulting from the final Catalyst indemnification release. The Company received approximately $0.2 million from the remaining Catalyst escrow balance, representing the indemnification obligation for certain Catalyst inventory, assumed at acquisition.

Other expense, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of approximately $1.0 million in the third quarter of fiscal 2008 compared to approximately $1.7 million for the third quarter of fiscal 2007. Net interest expense was approximately $1.0 million for the quarter ended March 29, 2008 as compared to $1.1 million for the comparable prior period. In addition, there was a foreign exchange loss of approximately $0.1 million in both the third quarters of fiscal 2008 and 2007. The other expense, net decrease reflects the absence of approximately $0.6 million for loss on extinguishment of debt in the third quarter of fiscal 2007, related to the write-off of deferred finance charges associated with the revolver that terminated during the prior year period.

The effective tax rate for the quarter ended March 29, 2008 was 9.0%, compared to an effective tax rate of (1.7)% for the quarter ended March 31, 2007. The effective tax rate for the quarter ended March 29, 2008 includes a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations, slightly offset by approximately $16,000 increase to tax expense for interest related to income tax exposures, both of which are treated as discrete items. The effective tax rate for the quarter ended March 31, 2007 includes the effects of an increase to the valuation allowance of approximately $1.0 million, which was treated as a discrete item. The Company calculates income tax expense

(benefit) based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Comparison of the Three Quarters Ended March 29, 2008 and March 31, 2007

Total revenues were approximately $119.8 million for the three quarters ended March 29, 2008, compared to approximately $114.5 million for the comparable prior year period, representing an increase of 4.7%, or approximately $5.3 million, primarily as a result of increased sales of Test and measurement products and positive foreign currency impact. Foreign currency fluctuations increased total revenues by approximately $3.4 million in the three quarters of fiscal 2008 as compared to the same period last year. The increase in Test and measurement products was driven mainly by increased oscilloscope product shipments as a result of an improved distribution channel and the incremental impact from the Catalyst acquisition in the second quarter of fiscal 2007 which was approximately 2.4% of revenues. These increases were partially offset by decreased demand and softness in orders from Japan.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were approximately $6.7 million for the three quarters ended March 29, 2008, representing an increase of 5.0% or approximately $0.3 million, compared to approximately $6.4 million for the comparable prior year period. The increase was primarily the result of a company-wide service initiative that began during the fiscal year to improve customer service by focusing on opportunities to add value to our products.

Revenues by geographic location expressed in dollars and as a percentage of total revenues were:

	Three Quarters Ended (unaudited)
	March 29, 2008	March 31, 2007
	(In thousands)
North America	$39,101	$37,625
Europe/Middle East	44,085	39,277
Japan	9,978	15,233
Asia/Pacific	26,663	22,364

Total revenues	119,827	114,499

	Three Quarters Ended (unaudited)
	March 29, 2008	March 31 2007
North America	32.6%	32.9%
Europe/Middle East	36.8	34.3
Japan	8.3	13.3
Asia/Pacific	22.3	19.5

Total revenues	100.0%	100.0%

For the three quarters ended March 29, 2008, geographic revenue in terms of dollars was higher in all regions except Japan. The increases in Europe/Middle East and Asia/Pacific were driven by strong distribution channels and improved sales productivity, as well as favorable foreign currency impact. Improved performance in North America resulted from our distribution channel restructuring. Foreign currency fluctuations increased Europe/Middle East revenues by approximately $3.3 million in the three quarters of fiscal 2008 as compared to the same period last year. These increases were offset by decreases in Japan, primarily from the realignment of our Japan operations and local economic conditions.

Gross profit for the three quarters ended March 29, 2008 was approximately $68.8 million, or 57.4% gross margin, compared to approximately $62.9 million, or 54.9% gross margin, for the comparable prior year period. The lower gross margin in fiscal 2007 was primarily attributable to approximately $1.8 million for inventory write-offs, including inventory recorded at fair value in the purchase accounting for Catalyst, $1.5 million of costs associated with the sell through of “stepped up” inventory acquired in the Catalyst acquisition and $0.3 million associated with business realignment. The fiscal 2008 gross margins also benefited approximately $1.0 million, resulting from a decrease in amortization expense for acquired Catalyst intangible assets. Absent these non-cash charges, fiscal 2008 margins as a percentage of sales were lower than the prior year period due to competitive pricing pressures for our products.

Selling, general and administrative (“SG&A”) expense was approximately $39.6 million for the three quarters ended March 29, 2008 compared to approximately $42.6 million for the three quarters ended March 31, 2007, representing a decrease of 7.0% or approximately $3.0 million. The decrease was primarily attributable to a reduction in general spending levels, resulting from the prior year’s cost-cutting efforts. Business realignment costs were approximately $0.9 million for the three quarters ended March 29, 2008 compared to $1.3 million for the three quarters ended March 31, 2007. As a percentage of total revenues, SG&A expense decreased from 37.2% in the three quarters ended March 31, 2007 to 33.1% in the three quarters ended March 29, 2008 as a result of a higher sales base as well as benefits derived from prior year’s cost-cutting and realignment efforts.

Research and development (“R&D”) expense was approximately $23.0 million for the three quarters ended March 29, 2008, compared to $28.6 million for the comparable prior year period, a decrease of 19.4% or approximately $5.6 million. As a percentage of total revenues, R&D expense decreased from 25.0% in the three quarters ended March 31, 2007 to 19.2% in the three quarters ended March 29, 2008. The decrease resulted primarily from the $4.0 million charge for acquired in-process research and development costs related to the Catalyst acquisition and approximately $0.4 million of realignment charges, both recorded in the prior year period. Also contributing to the decrease in R&D expense were reductions in expenses incurred for prototype materials and supplies and general spending levels.

Other expense, net, which consists primarily of net interest income and expense and foreign exchange gains and losses, was an expense of approximately $3.6 million and $4.2 million for the three quarters ended March 29, 2008 and March 31, 2007, respectively. Net interest expense was approximately $3.1 million for the three quarters ended March 29, 2008 and March 31, 2007. In addition, there was a foreign exchange loss of approximately $0.4 million for the three quarters ended March 29, 2008 compared to a foreign exchange loss of approximately $0.2 million for the comparable prior year period. The other expense, net decrease reflects the absence of approximately $1.0 million for loss on extinguishment of debt related to the write-off of deferred financing costs associated with the repayment of the term loan and revolver under the prior credit agreement.

The effective tax rate for the three quarters ended March 29, 2008 was 10.4%, compared to an effective tax rate of (12.0)% for three quarters ended March 31, 2007. The effective tax rate for the three quarters ended March 29, 2008 includes: the effect of a reduction of tax expense of approximately $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; slightly offset by approximately $31,000 increase to tax expense for interest related to income tax exposures; all of which are treated as discrete items. The effective tax rate for the three quarters ended March 31, 2007 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, which is not deductible for tax purposes, and an increase in the valuation allowance of approximately $1.0 million, both of which were treated as discrete items. The Company calculates income tax expense (benefit) based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

Cash and cash equivalents at March 29, 2008 were approximately $11.6 million compared to approximately $10.4 million at June 30, 2007.

Net cash provided by (used in) operating activities was approximately $17.1 million in the three quarters ended March 29, 2008 compared to approximately $(0.2) million in the same period last year. The net cash provided by operating activities was attributable to net income of approximately $2.5 million, working capital contributions of approximately $5.3 million, and non-cash depreciation and amortization of approximately $5.4 million and share-based compensation of approximately $3.7 million.

Net cash used in investing activities was approximately $2.3 million in three quarters ended March 29, 2008 compared to approximately $35.6 million in the same period in fiscal 2007. Net cash used in fiscal 2008 relates to the purchase of property and equipment, while net cash used in fiscal 2007 was primarily due to approximately $31.5 million net cash paid in connection with the Catalyst acquisition.

Net cash (used in) provided by financing activities was approximately $(14.7) million in the three quarters ended March 29, 2008 compared to approximately $29.9 million in the same period in fiscal 2007. Net cash used in financing activities in fiscal 2008 primarily resulted from approximately $9.4 million repayment of borrowings under the credit agreement, $3.5 million payment of related party note payable and approximately $2.1 million for repurchases of treasury stock. Net cash provided by financing activities in fiscal 2007 was primarily attributable to proceeds from the issuance of convertible notes of $72.0 million and borrowings under the credit agreement of approximately $40.2 million, partially offset by the repayments under the credit agreement of approximately $34.3 million, repayments of the term loan for approximately $34.1 million, purchase of treasury shares for approximately $10.5 million and payment of debt issuance costs related to the convertible note of approximately $3.7 million.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, and convertible note obligations as set forth in the table below:

	Payments due by Period as of March 29, 2008
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$769	$769	$—	$—	$—
Supplier agreements	674	674	—	—	—
Operating lease obligations	4,140	2,165	1,771	204	—
Vendor supplied capital lease agreement	610	230	380	—	—
Convertible notes (1)	72,000	—	—	72,000	—

Total (2)	$78,193	$3,838	$2,151	$72,204	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The Contractual Obligations and Other Commitments disclosed in our Form 10-K for the year ended June 30, 2007 did not include any reserves for income taxes under FIN 48. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table has not been updated to include our reserves for income taxes. As of March 29, 2008, our reserves for income taxes totaled approximately $2.7 million which is reflected as a non-current liability and included in Deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (See Note 17 – Income Taxes for additional information).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company adopted EITF 06-2 beginning July 1, 2007 using the cumulative-effect adjustment approach. The effect of this adoption resulted in a decrease to beginning retained earnings of approximately $0.2 million, a decrease to deferred tax assets of approximately $0.1 million and an increase to Accrued expenses and other current liabilities and Deferred revenue and other non-current liabilities of approximately $0.2 million and $0.1 million, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. Management is currently evaluating the effect that adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. This statement establishes the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effect that adoption of SFAS 141R will have on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the effect that adoption of SFAS 161 will have on our consolidated financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

LECROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no such matters currently pending that the Company expects to have a material adverse affect on business, results of operations, financial condition or cash flows.

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

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the third quarter of fiscal 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	13,750	9.43	13,750	823,586
February 1, 2008 to February 29, 2008	28,500	8.28	28,500	795,086
March 1, 2008 to March 29, 2008	95,654	7.68	95,654	699,432

Total	137,904	7.98	137,904	699,432

ITEM 5.	OTHER INFORMATION

On May 7, 2008, the Company entered into a Second Modification Agreement to modify certain financial and negative covenants of its New Credit Agreement, as included in Item 6, Exhibit 10.45.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description
10.45	Second Modification Agreement, dated as of May 7, 2008, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 8, 2008.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer