Form 10-K
period 2008-06-28
LECROY CORP
filed 2008-09-09
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26634

LeCROY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-2507777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 CHESTNUT RIDGE ROAD CHESTNUT RIDGE, NEW YORK	10977
(Address of principal executive office)	(Zip Code)

(845) 425-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, Par Value $.01 Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

YES  ☒            NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark (“X”) whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

The number of shares outstanding of the registrant’s Common Stock, as of September 2, 2008, was 12,351,847 shares. The aggregate market value of shares of Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $110,831,484.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

LeCROY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 28, 2008

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, and CATC™ are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in or incorporated by reference in this report, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “future” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast, or oral discussion in which they were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A).

PART I

ITEM 1. BUSINESS

Our Company

LeCroy Corporation (the “Company,” “LeCroy,” “us,” “we” or “our”) was founded in 1964 and is incorporated in the State of Delaware. Our principal executive offices and manufacturing facilities are located at 700 Chestnut Ridge Road, Chestnut Ridge, New York 10977 and our telephone number is (845) 425-2000. Our website is located at www.lecroy.com. We sell our products and provide service worldwide through direct sales, including our wholly-owned subsidiaries, manufacturers’ representatives, telesales and distributors.

We develop, manufacture, sell and license high-performance oscilloscopes and global communication protocol analyzers. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer six families of oscilloscopes, which address different solutions for the markets we serve: WaveExpert, our line of Sampling Oscilloscopes; WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer, designed for value-oriented users in the low-performance bandwidth sector of the market; and WaveJet, our entry-level oscilloscope products. Our protocol analyzers are used to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. The protocol analyzers are used by designers and engineers whose products are in development and production and also for products deployed in the field.

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

According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment exceeded $8.0 billion in 2007. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

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

While the overall market for test and measurement equipment is made up of hundreds of different types of instruments and measurement tools, one of the largest single product categories is oscilloscopes. We estimate that oscilloscopes represented approximately $1.2 billion of the overall $8.0 billion market in 2007 and protocol analyzers, inclusive of versions for wireless, represented approximately $800 million. Protocol analyzers address specific communications standards in the wide area network (WAN), local area network (LAN), storage area network (SAN), computer peripheral interconnect market spaces and wireless networks and systems. LeCroy presently focuses on the storage area network and computer peripheral interconnect space. We believe the potential total available market for the Company’s protocol analyzers lies in the $100 million range of the total protocol analyzer product category.

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

The three primary specifications of an oscilloscope are its bandwidth, capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time, typically billions of samples per second in modern oscilloscopes; and memory length, or the number of data points that may be captured at one time. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Real-time oscilloscopes with bandwidths ranging from 20 Megahertz (“MHz”) up to 20 Gigahertz (“GHz”) are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe the oscilloscope market can be generally divided into four major categories:

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

•

Lower-end oscilloscopes. We believe about one-third of the market’s revenue comes from these products which include less complex instruments with the ability to capture and analyze signals ranging from 20 MHz to 300 MHz. These instruments generally sell for below $4,000.

•

Handheld oscilloscopes. This includes a variety of handheld oscilloscopes which we believe currently comprise less than 10% of the overall market. Selling prices for these handheld instruments are generally between $1,000 and $3,000.

•

Sampling oscilloscopes. For certain high signal speed applications, such as optical communications, instruments with bandwidths of up to 100 GHz are required. At these speeds, real-time oscilloscopes do not have the ability to track the signal shape in real time and take samples quickly enough to be effective. We believe this category currently comprises less than 10% of the overall market, but because of their ability to provide extremely high bandwidths, sampling oscilloscopes can range in price generally from $28,000 to $90,000.

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

•

Fibre Channel. Fibre Channel enables reliable, cost-effective information storage and delivery at very high-speeds. Fibre Channel development started in 1988 and the American National Standards Institute (ANSI) standards body approved the first revision in 1994. Fibre Channel is designed to operate at speeds of 1, 2, 4, and 8 Gbps and gives users the option to develop storage networks with configuration choices at different price points, levels of scalability and availability. Fibre Channel is a layered protocol that supports additional storage or networking protocols such as SCSI (Small Computer System Interface), IP (Internet Protocol), VI (Virtual Interface), FcoE (Fibre channel over Ethernet) and ESCON (Enterprise System Connection), thus offering many choices for storage connectivity, cluster computing and network interconnect.

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

•

InfiniBand. The InfiniBand standard enables high-speed connectivity inside computers and among computers and storage devices in complex storage area networks. InfiniBand was introduced in 1999 and is used largely in enterprise database, high performance computing (HPC) and storage applications. The promoter group consists of Dell, Hewlett-Packard, IBM, Intel, Qlogic, Cisco, Microsoft and Sun Microsystems. InfiniBand operates over copper wire and fiber optic cable at speeds of up to 10 Gbps per lane over distances of up to ten meters for copper wire and ten kilometers for fiber optic cable.

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

•

Serial ATA. The Serial ATA standard (SATA) enables high-speed, low-cost internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and has replaced Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives to the motherboard. Serial ATA operates over copper wire at speeds up to 6 Gbps over distances of up to one meter. Broad based adoption of Serial ATA in the storage market has led to the use of SATA in new applications including server, networked storage and consumer electronics devices.

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

Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the markets we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire oscilloscope product line. We are a major participant in the various standards groups found in our portfolio of supported protocols. Our expertise has helped make it possible for protocol technologies to increase in scope of utility and stability. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 83 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications where we believe seeking such protection will provide us a competitive advantage.

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

Global sales and distribution. We have a global sales force and distribution structure covering North America, Europe/Middle East, Japan and Asia/Pacific. Each of these regions is a major contributor to our revenue and provided between approximately 8% and 36% of our revenues in the last three fiscal years. We currently have direct sales personnel in 12 countries and operate in approximately 50 smaller markets through regional managers, distributors and manufacturers’ sales representatives. We believe that our sales engineers are recognized by our customers for their technical expertise. Our sales force often works in tandem with design engineers to create solutions to complex applications.

Experienced management team. Our management team has a long and successful track record in the Test and Measurement industry with an average of over 18 years of experience in the industry. Our management team has overseen the introduction of many new products over the recent years and has restructured our operations, enhancing our focus on our core markets while developing our ongoing business strategy, which encourages product innovation.

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

Focus on the market for serial data test applications. The market for testing important serial data standards including PCI Express, Gen I and Gen II, Serial ATA, SAS, USB2.0, wireless USB and Bluetooth, is a rapidly growing market — on the order of approximately 15% Compound Annual Growth Rates (CAGR) for markets addressed by the Company’s products, according to internal estimates. The primary tools associated with testing serial data links are oscilloscopes (to test the electrical signals and paths or the “physical layer”) as well as specialized protocol analyzers (to observe, decode and verify that the desired data traffic and device specific messages are flowing from node to node). Our high end real-time oscilloscope and sampling oscilloscope development efforts are aimed primarily at satisfying the needs of customers in this important applications area. We believe our offering in these two primary product categories combined with an intense focus on ensuring the right capability is available to our customers at the right time in the most important applications will allow us to continue to grow in this market segment.

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

Product Family	Number of Models	Bandwidth Range	U.S. List Price Range	Market Introduction
WaveExpert Sampling Oscilloscope Series	3	Up to 100 GHz	$28,000 - $90,000	April 2005
WaveMaster/SDA/DDA Series	22	3 - 18 GHz	$47,000 - $128,000	January 2002
WavePro 7000A Series	7	1 - 3 GHz	$20,000 - $33,000	January 2003
WaveRunner 6000A Series	10	350 MHz - 2 GHz	$8,250 - $19,990	October 2003
WaveRunner Xi Series	5	400 - 2000 MHz	$9,390 - $20,390	January 2006
WaveSurfer Xs Series	6	200 - 1000 MHz	$5,740 - $12,740	January 2006
WaveSurfer 400 Series	11	200 - 500 MHz	$4,490 - $8,790	April 2004
WaveJet 300 Series	8	100 - 500 MHz	$2,890 - $7,490	January 2006

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

Protocol Analyzers

Our protocol analyzer products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary intuitive expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Highlights include:

•

Summit™ T2-16 PCI Express Analyzer. The Summit T2-16, a new high performance platform, features full bi-directional decode and capture of x1 up to x16 PCI Express lanes at both 2.5 and 5 GT/s (Giga-Transfers per second) per lane. Like its predecessors it can capture, process and analyze PCI Express traffic but with the added capability to support physical layer decoding with the Bit Tracer option. Both 1GbE (Gigabit Ethernet) and USB host connectivity are provided to make it easy to set up and use. Passive and Active interposer technologies allow maximum high impedance and low power signal tapping.

•

Summit™ Z2-16 PCI Express Exerciser. The Summit Z2-16 is capable of emulating PCI Express root complex and end point devices. It supports x1 up to x16 lane training at both 2.5 and 5 GT/s speeds. It is a critical test and verification tool intended to assist engineers in improving the reliability of their solutions, while providing advanced capabilities for stress and corner case testing. Together with the Summit T2-16 analyzer, the Summit Z2-16 reduces time to market by enabling users to quickly identify logic and design flaws.

•

Protocol Test Card(PTC). The PTC is a multimodal compliance test board used for checking adherence to the protocol-oriented sections of the PCI Express 2.0 specification. The PTC has been developed in close collaboration with Intel®, and is specifically designed to meet industry requirements for next generation development tools for PCI Express. This new tool is used by validation and test engineers to check for functionality and interoperability of add-in cards, systems, and chips using PCI Express 2.0. The tests are mainly defined to check the platform (basic input/output systems, operating systems and root complex) and add-in devices (endpoints, switches, and bridges) in the form of an add-in card that works at both 5 GT/s and 2.5 GT/s.

•

PETracer™ ML. The PETracer ML (Multi-Lane) is an advanced verification system. First introduced in 2003, the PETracer ML is a high impedance, non-intrusive analyzer, capturing, processing and analyzing PCI Express traffic. The PETracer ML allow for full bi-directional decode and capture of up to x1 or x8 PCI Express lanes at 2.5 GT/s per lane. This analyzer is based on the UPAS (Universal Protocol Analyzer Systems) 10K platform. The PETracer ML has a variety of interposer probes for embedded and computing board form factors.

•

PETrainer™ ML. First introduced in 2003, the PETrainer is a PCI Express™ exerciser capable of emulating PCI Express root complex and end point devices. The PETrainer ML is offered on both the ML supporting x1 up to x4 lane training at 2.5 GT/s per lane. It is a critical test and verification tool intended to assist engineers in improving the reliability of their solutions, while providing advanced capabilities for stress and corner case testing. Together with the CATC PETracer ML, the PETrainer reduces time to market by enabling users to quickly identify logic and design flaws.

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

•

Avalanche — The Avalanche is LeCroy’s next generation serial storage analyzer that captures and displays up to 4 links of 6 Gbps, 3 Gbps and 1.5 Gbps SAS; and 6 Gbps, 3 Gbps and 1.5 Gbps SATA traffic. Avalanche features raw bit recording mode allowing capture of low-level bit stream traffic before it is decoded to high-level packets. Avalanche features a 4 GB recording memory and includes triggering and filtering to optimize memory efficiency further. Avalanche is available in a highly portable form factor and allows SAS and SATA disk drive vendors, silicon developers and storage integrators to quickly identify problems in their products and verify protocol behavior for faster time-to-market.

•

STX Series. The STX SAS Master and SATA Master are integrated analyzer/exerciser systems designed to address the serial storage protocol test and verification market. The STX 231 and 431 series offer support for Serial ATA (SATA) and Serial Attached SCSI (SAS) 1.5 and 3 Gbps signaling speeds. The flagship STX 460 offers support for 1.5, 3, and 6 Gbps SAS-2 protocol capture. The STX product family also offers target and host emulation enabling full system validation. Both STX products accommodate a high degree of configurability across protocols, speeds, and target applications.

•

USBTracer/Trainer™. The USBTracer/Trainer system, introduced in 2001, is LeCroy’s flagship USB development and test tool that provides two independent recording channels and captures all USB bus speeds. The USBTrainer is an integrated traffic generator option capable of emulating host or device traffic behaviors. The analyzer/exerciser system is used by PC vendors, USB silicon and device manufactures to test the robustness of their USB designs. The analyzer/exerciser system can be used for error injection, compatibility testing and compliance verification.

•

SBAE-30 Series. The SBAE-30 provides a complete protocol analysis and exerciser system for advanced USB development applications. In addition to supporting all USB bus speeds, the SBAE-30 provides dual USB recording channels and full support for the latest USB device class decodes. It is available with an integrated traffic generation capability that allows users to emulate USB host and device traffic. The analyzer/exerciser system can be used for error injection, compatibility testing and compliance verification.

•

Conquest™ Series. The Conquest Series provides a range of entry-level USB protocol analyzers that support all bus speeds, upper level protocol decoding and an easy-to-use graphical interface. Targeted at the growing market for embedded USB designs, the Conquest is available in a Standard and Pro model. Both systems offer high-speed USB protocol analysis with additional features like traffic generation and timing waveform displays available in the Pro model for more sophisticated testing applications.

•

UWBTracer/Trainer™. The UWBTracer system, introduced in 2006, addresses the emerging WiMedia ultra wideband and Certified Wireless USB test and debug marketplace. The UWBTracer captures and decodes wireless communications transmitted between WiMedia devices. The product is used during development of chipsets, firmware and device drivers to verify functional behavior and compliance with the specifications. The UWBTrainer is an integrated traffic generation option for the UWBTracer system released in August 2007.

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

We also provide support, repairs, maintenance, recalibration and a variety of post sale upgrades and installations. We maintain field service centers in Chestnut Ridge, New York; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; Singapore and Chengdu, China.

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

Data Storage Devices. This market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, CDs and DVDs. Requirements in this end market are being driven by:

•	continued pressure to reduce product development life cycle time;

•	increasing need to store more information on storage media, which requires the encoding of signals to achieve higher density;

•	migration of hard disk drives to portable media applications and consumer devices, such as MP3 players and digital video recorders;

•	evolution to perpendicular magnetic recording for higher capacity storage; and

•	adoption of faster point-to-point connections through the use of the Serial ATA (Advanced Technology Attachment), and Serial Attached Storage, or SAS, interface standards.

Automotive/Industrial. The automotive market includes automobile OEMs, component suppliers to automobile OEMs and industrial equipment manufacturers. Requirements in this end market are being driven by:

•	proliferation of Electronic Control Units, or ECUs, to various automotive subsystems, such as engine control, braking, and traction control;

•	progression to networked ECUs; and

•	serial data topologies managing complex inbound and outbound signals.

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

We support our customers through a worldwide network of specialized applications engineers. We maintain service, repair and calibration facilities in Chestnut Ridge, New York; Geneva, Switzerland; Seoul, South Korea; Tokyo, Japan; Singapore and Chengdu, China.

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

In protocol analyzers, with the acquisition of Computer Access Technology Corporation (“CATC”) in October 2004 and Catalyst Enterprises Inc. (“Catalyst”) in October 2006, we believe we have a competitive advantage as a result of our knowledge and expertise in multiple communications standards, computer and software architecture and advanced ASIC and programmable logic design. This expertise is enhanced by our advanced design tools and collaboration among our various design teams. We have a broad, vertically integrated technology base that includes the knowledge and expertise to design advanced ASICs, use programmable logic in the form of microcontrollers and programmable logic devices in real-time embedded applications, design electronic circuit boards and systems, and design and develop embedded software, software drivers and software applications. In October of 2006, LeCroy acquired Catalyst to broaden its protocol product line and increase penetration of certain new customer and market segments. The combination of Catalyst with the LeCroy Protocol Solutions Group allows the combined division to bring next-generation products to market faster, and satisfy more customer requirements.

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

Manufacturing and Suppliers

We have consolidated and streamlined our manufacturing and operational activity to focus on our core expertise of oscilloscope and protocol analyzer product introduction and development. Our WaveMaster, WaveExpert, and WavePro oscilloscopes and related products are manufactured at our facility in Chestnut Ridge, New York. Protocol analyzer products are manufactured in our Santa Clara, California facility. Our focus on supply chain execution has allowed us to improve the cycle time required to build our instruments as well as reduce the time required to test and deliver products to our customers. For example, we have partnered with manufacturing companies in the U.S. and Asia that have allowed us to design and develop innovative products at reduced costs. This has allowed us to lower the costs of our products to our customers while improving our margins. Our WaveJet products and WaveSurfer 400s are manufactured by our strategic partner, Iwatsu, and our WaveRunner 6000A, WaveRunner Xi and WaveSurfer Xs products are manufactured by a contract manufacturer, Plexus Corporation.

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

Competition

Oscilloscopes

The oscilloscope market is highly competitive and characterized by rapid and continual advances in technology. Our principal competitors in this market are Tektronix, Inc., a subsidiary of Danaher Corporation (“Tektronix”) and Agilent Technologies, Inc. (“Agilent”). Both of our principal competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that Tektronix, Agilent and other competitors offer a range of products that attempt to address most sectors of the oscilloscope market.

We believe that the principal bases of competition in the oscilloscope market are a product’s performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor’s name recognition and reputation, product availability and the quality of post-sale support. We believe that we currently compete effectively with respect to each of the principal bases of competition in the oscilloscope market in the general price range ($2,900 to $205,000) in which our oscilloscopes are focused. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable “price-to-performance” ratio.

Protocol Analyzers

Our protocol analyzer markets are highly competitive, and we expect competition to intensify in the future. We compete with a number of companies, such as Agilent and Finisar Corporation, our largest competitors. These competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. We believe the principal factors of competition include:

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

Backlog

Our backlog of unshipped customer orders was approximately $5.1 million and $6.8 million as of June 28, 2008 and June 30, 2007, respectively. Customers may cancel or reschedule orders at any time. We believe that our level of backlog, at any particular time, is not necessarily indicative of our future operating performance.

Intellectual Property

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

We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. We currently hold 83 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications. Although none of our products depends exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage.

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

Regulatory Matters

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

Employees

As of June 28, 2008, we had 455 full-time employees, 184 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are satisfactory.

Investor Information

Our Internet website address is www.lecroy.com. We make available, free of charge on our website, by clicking on “About LeCroy” and then selecting the “Investor Relations” link and the “SEC Filings” link, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (“SEC”).

Executive Officers of the Registrant

Unless otherwise set forth, below are the names, ages, positions, and a brief account of the business experience of each of our executive officers as of August 31, 2008:

Name	Age	Position(s)
Thomas H. Reslewic	49	President; Chief Executive Officer and Director
Carmine J. Napolitano	40	Vice President, General Manager-Protocol Solutions Group
Roberto Petrillo	48	Vice President, Sales, Americas, Europe, Middle East and Africa
David C. Graef	51	Vice President, Chief Technology Officer
Sean B. O’Connor	43	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Conrad J. Fernandes	47	Vice President, Sales, Asia/Pacific
Corey L. Hirsch	51	Vice President, Chief Information Officer

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

Carmine J. Napolitano was appointed Vice President and General Manager of LeCroy’s Protocol Solutions Group in August 2006. Previously he held the position of Vice President, President — Serial Data Division, with the acquisition of CATC in November 2004, having served as a CATC Director, President and Chief Executive Officer since July 2004. Mr. Napolitano joined CATC in September 2002 as Vice President, Chief Financial Officer and Secretary. He was named Chief Legal Officer in August 2003 and was promoted to President in November 2003. Before joining CATC, from August 1995 until August 2002, Mr. Napolitano was Vice President of Finance & Administration and Chief Financial Officer at Centric Software, a leader in collaborative product development software. Mr. Napolitano received a Bachelor of Science in Mechanical Engineering from the University of California, Santa Barbara and a Master of Business Administration in Finance from New York University.

Roberto Petrillo was appointed Vice President Sales, Americas, Europe, Middle East and Africa in January 2007. Previously he held the position of Vice President — LeCroy EMEA (Europe, Middle East and Africa) since August 2002. Mr. Petrillo held various sales management positions during an 11-year tenure with another leading oscilloscope manufacturer where he led the European Telecommunication Business Unit and the European Indirect Channel teams that generated $100 million in annual revenue. Earlier in his career, Mr. Petrillo also worked for Hewlett Packard as an Account Manager. Prior to HP, Mr. Petrillo worked at GTE Telecommunication as an R&D Electronic Engineer. Mr. Petrillo has a Bachelor of Electronic Engineering degree. He received his MBA from Pacific Western University in California.

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

Conrad J. Fernandes was appointed Vice President, Sales, Asia/Pacific in July 2008. Previously he served as General Manager-Oscilloscope Division. From August 2006 through March 2007 he served as Vice President of Corporate Development and Strategy and as Vice President, Worldwide Sales from July 2001 to August 2006, Vice President, International Sales from 1999 until 2000, Director of Asia/Pacific Sales from 1994 until 1999 and Product Marketing Manager from 1990 until 1994. Mr. Fernandes has a Bachelor of Electronic Engineering degree and a Master of Business Administration degree from City University of London.

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

If our operating results decline in the long-term, we may be required to establish an additional valuation allowance against our deferred tax assets.

We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of June 28, 2008, we recorded approximately $14.4 million of deferred tax assets related to the future tax benefit of certain temporary differences between our financial statements and our tax returns. Realization of our deferred tax assets is mainly dependent on our ability to generate future taxable income. As of June 28, 2008, we recorded a valuation allowance of approximately $1.7 million to reserve for those deferred tax assets we believe are not more likely than not to be realized in future periods. An additional valuation allowance would be recorded if it was deemed more likely than not that some or all of our deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Consolidated Statements of Operations, which would have an adverse impact on our operating results.

Changes to our tax rates or exposures to additional income tax liabilities could affect our operating results. Additionally, audits by tax authorities could result in additional tax payments for prior year periods.

We are subject to incomes taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be impacted by changes in the mix of earning in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to uncertain tax positions, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may negatively impact our tax rate and as a result, decrease our operating results. The amount of income taxes we pay is subject to ongoing audits in the U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from our reserves, our future operating results may include unfavorable adjustments to our tax liabilities.

We are required to test our goodwill for impairment at least annually and that could result in a material impairment charge that would negatively impact our results of operations.

Under current accounting standards, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead, are assessed for impairment when impairment indicators are present. Accounting principles generally accepted in the United States (“GAAP”) require a company to perform an impairment test on goodwill annually. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company.

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

If we suffer loss to our facilities or distribution system due to catastrophe, our operations could be negatively impacted.

Our facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of our facilities were to undergo a catastrophic loss, it could interrupt our operations, delay production, shipments and revenue and could result in large expenses to repair or replace the facilities.

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

Adverse changes in our relationships with, or the financial condition or performance of key distributors could adversely impact our operating results.

We sell certain products through key distributors that have valuable relationships with our end customers. Adverse changes in our relationship could negatively impact our ability to generate revenue in certain markets and negatively impact our results of operations.

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

In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances and joint ventures. Some of the businesses we acquire may not have historically accounted for their business in the manner we account for our business, which may mean that these financial statements are not representative of what their financial results would have been if they had been our subsidiary for such periods. For example, on October 2, 2006, we acquired all of the outstanding shares of common stock of Catalyst, an entity that did not maintain its financial statements in accordance with U.S. GAAP nor did it have audited financial statements. As a result of our acquisition of Catalyst, and other similar transactions that we may consummate in the future, our financial results may differ from the investment community’s expectations in a given quarter and year. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of the newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

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

Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than $50.0 million available under our revolver with Manufacturers and Traders Trust Company (M&T), and the other lenders party thereto, which is subject to a borrowing base. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. Pursuant to our secured credit agreement with M&T and other syndicated lenders, we granted the banks a security interest in our Chestnut Ridge, NY property. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

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

In connection with the sale of our 4.00% Convertible Senior Notes, we have indebtedness of $67.5 million. The degree to which we are leveraged could, among other things:

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

None of our subsidiaries guarantee our obligations under, or have any obligation to pay amounts due on, the notes. As a result, the notes are “structurally subordinated” to all indebtedness and other liabilities, including trade payables and lease obligations, of our existing and future subsidiaries (unless such indebtedness is by its terms subordinated to the notes). In addition, the notes are not secured by any of our assets or those of our subsidiaries. As a result, the notes are effectively subordinated to our $50.0 million credit facility and any secured debt that we or our subsidiaries incur. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes, payment on the notes could be less, ratably, than on any secured indebtedness. We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. At June 28, 2008, the Company has no outstanding borrowings under the secured debt and no other indebtedness, excluding the notes. Our subsidiaries had trade payables and other accrued liabilities (excluding obligations that are inter-company in nature) of approximately $5.6 million in the aggregate.

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

The oscilloscope and protocol analysis markets are highly competitive and characterized by rapid and continual advances in technology. Additionally, the test and measurement industry has been subject to increased consolidation. Our principal competitors in these markets are Tektronix and Agilent. In November 2007, Danaher Corporation completed the acquisition of Tektronix, Inc. Both of our principal competitors have substantially greater sales and marketing, development and financial resources. We believe that Tektronix, Agilent and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope and many sectors of the protocol analysis markets. We believe that further consolidation in the test and measurement industry could result in our competitors increasing their market share through business combinations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments to be reported pursuant to Item 1B.

ITEM 2.	PROPERTIES

We own our executive offices and manufacturing facility, which is an approximately 95,000 square foot building in Chestnut Ridge, New York. Pursuant to our secured credit agreement with Manufacturers Traders and Trust and other syndicated lenders, we granted the banks a security interest in this property. In addition, we lease other office space around the world to support our local sales and service operations and to support our research and development activities. Our Santa Clara, California premises also serve as a manufacturing facility for a limited number of products. We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

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

During the fourth quarter of fiscal 2008, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “LCRY.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Market. As of August 30, 2008, there were 388 stockholders of record of our common stock.

	High	Low
Year Ended June 30, 2007:
First Quarter	$14.03	$12.30
Second Quarter	13.88	10.95
Third Quarter	11.50	8.22
Fourth Quarter	9.72	8.24

Year Ended June 28, 2008:
First Quarter	$9.64	$6.74
Second Quarter	9.99	7.40
Third Quarter	10.13	7.06
Fourth Quarter	9.80	7.60

Issuer Purchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company. Through fiscal 2007, the Company repurchased approximately 1.04 million shares of Company common stock in open market transactions at a cost of approximately $12.4 million.

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during fiscal 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	—	$—	—	961,717
August 1, 2007 to August 31, 2007	—	$—	—	961,717
September 1, 2007 to September 30, 2007	46,000	$7.28	46,000	915,717
October 1, 2007 to October 31, 2007	30,000	$8.23	30,000	885,717
November 1, 2007 to November 30, 2007	32,131	$9.23	32,131	853,586
December 1, 2007 to December 31, 2007	16,250	$9.10	16,250	837,336
January 1, 2008 to January 31, 2008	13,750	$9.43	13,750	823,586
February 1, 2008 to February 29, 2008	28,500	$8.28	28,500	795,086
March 1, 2008 to March 31, 2008	95,654	$7.68	95,654	699,432
April 1, 2008 to April 30, 2008	31,238	$8.08	31,238	668,194
May 1, 2008 to May 31, 2008	4,000	$8.46	4,000	664,194
June 1, 2008 to June 28, 2008	—	$—	—	664,194

Total	297,523	$8.11	297,523	664,194

Equity Compensation Plan Information

Information regarding LeCroy’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled “Executive Compensation — Equity Compensation Plan Information” in LeCroy’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after LeCroy’s fiscal year end of June 28, 2008 (the “Proxy Statement”), which information is incorporated herein by reference.

Convertible Notes

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. The Company may, from time to time, at its option repurchase the Notes in the open market. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. During fiscal 2008, the Company repurchased $4.5 million of the outstanding convertible notes, resulting in a remaining balance of $67.5 million at June 28, 2008.

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

Performance Graph

The performance graph set forth below compares the cumulative total stockholder return of our Common Stock for the last five fiscal years through the fiscal year ended June 28, 2008 with that of the U.S. Nasdaq® stock market index, and a peer group comprising the S&P Information Technology index. The graph assumes an investment of $100 on June 28, 2003 and the reinvestment of dividends (where applicable). The comparisons in this table are set forth in response to SEC disclosure requirements, and are not intended to forecast or be indicative of future performance of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the year ended for each fiscal year presented has been derived from our consolidated financial statements for each of the years in the five-year period ended June 28, 2008. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended
	June 28, 2008(5)(6)	June 30, 2007(5)(6)	July 1, 2006(5)	July 2, 2005(5)	June 26, 2004
(In thousands, except per share amounts)
Revenues:
Test and measurement products(1)	$151,077	$143,244	$151,197	$154,877	$116,573
Service and other(1)	9,409	8,056	9,339	10,101	8,367

Total revenues	160,486	151,300	160,536	164,978	124,940
Cost of revenues(2)(7)	70,132	69,419	63,476	73,632	52,594

Gross profit	90,354	81,881	97,060	91,346	72,346
Operating expenses:
Selling, general and administrative(3)(7)	53,101	55,369	51,622	57,341	43,997
Legal settlements	—	—	2,792	1,000	—
Research and development(4)(7)	31,398	36,685	30,123	28,050	15,760
Reimbursement from escrow account	(240)

Total operating expenses	84,259	92,054	84,537	86,391	59,757

Operating income (loss)	6,095	(10,173)	12,523	4,955	12,589
Write-off of deferred bank financing fees	—	(997)	—	—	—
Gain on extinguishment of convertible debt, net of issue cost write-off	338	—	—	—	—
Interest income	298	124	813	564	716
Interest expense	(4,331)	(4,293)	(3,096)	(2,742)	(720)
Other, net	(632)	(99)	(204)	238	(7)

Income (loss) from continuing operations before income taxes	1,768	(15,438)	10,036	3,015	12,578
Provision (benefit) for income taxes	56	(2,231)	3,463	872	4,653

Income (loss) from continuing operations	1,712	(13,207)	6,573	2,143	7,925
Gain from discontinued operations, net of tax	—	—	—	—	119

Net income (loss)	1,712	(13,207)	6,573	2,143	8,044
Redemption of convertible preferred stock	—	—	—	—	7,665

Net income (loss) applicable to common stockholders	$1,712	$(13,207)	$6,573	$2,143	$379

Net income (loss) per common share — basic:
Income (loss) from continuing operations applicable to common stockholders	$0.15	$(1.13)	$0.54	$0.18	$0.02
Gain from discontinued operations, net of tax	—	—	—	—	0.01
Net income (loss) applicable to common stockholders	0.15	(1.13)	0.54	0.18	0.04
Net income (loss) per common share — diluted:
Income (loss) applicable to common stockholders	$0.14	$(1.13)	$0.53	$0.17	$0.02
Gain from discontinued operations, net of tax	—	—	—	—	0.01
Net income (loss) applicable to common stockholders	0.14	(1.13)	0.53	0.17	0.03
Weighted average number of common shares:
Basic	11,749	11,702	12,218	11,774	10,754
Diluted	12,007	11,702	12,474	12,258	11,074

	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	June 26, 2004
(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities, current	$10,224	$10,448	$16,972	$13,866	$38,100
Working capital	45,117	54,710	46,997	44,313	69,916
Total assets	226,986	231,319	201,974	193,168	129,793
Total debt and capital leases	67,734	85,029	38,130	45,489	196
Total stockholders’ equity	118,960	112,731	129,703	116,818	101,608

(1)	Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.

Service and other revenue in each of fiscal 2005 and 2004 includes the recognition of $1.3 million of revenue that was deferred with the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as of the beginning of fiscal 2001. Fiscal 2006 includes recognition of the remaining balance of $0.7 million of previously deferred revenue under SAB 101.

(2)	Cost of revenues in fiscal 2008 includes $3.2 million of charges for inventory write-downs, including inventory recorded at fair value in the purchase accounting for Catalyst. Approximately $2.4 million resulted from a change in the Company’s product strategy and approximately $0.8 million related to certain inventory recorded at fair value in the purchase accounting of Catalyst, a portion of which the Company was indemnified.

Cost of revenues in fiscal 2007 includes $3.4 million of charges for inventory write-downs related to operational changes and realignment of product strategy, a $0.4 million charge for severance and other related charges and a $0.3 million impairment charge of an intangible asset.

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

(3)	In Selling, general and administrative expense in fiscal 2008, 2007, 2006 and 2005, the Company recorded a charge for severance and other related costs of $1.0 million, $1.4 million, $0.2 million and $1.5 million, respectively. Included in selling, general and administrative expense in fiscal 2004 is the reversal of an unused 2002 restructuring reserve of $0.1 million. Additionally, fiscal 2008 includes a $0.7 million impairment charge of an intangible asset.

(4)	Research and development in each of fiscal 2008, 2007, 2006, 2005 and 2004 includes severance-related charges of zero, $0.5 million, $0.1 million and $0.1 million and zero, respectively.

(5)	Results for fiscal 2008, 2007, 2006 and 2005 include Computer Access Technology Corporation (“CATC”) acquired October 29, 2004.

(6)	Results for fiscal 2008 and 2007 include Catalyst Enterprises, Inc. (“Catalyst”) acquired October 2, 2006.

(7)	Results for fiscal 2008, 2007 and 2006 include the effect of SFAS 123(R), “Share-based Compensation,” which was adopted by the Company on July 3, 2005. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 was approximately $4.7 million, $5.2 million and $5.3 million, respectively.

In fiscal 2008, share-based compensation expense of approximately $0.1 million was recorded to Cost of revenue, $3.3 million was recorded to Selling, general and administrative, and $1.2 million was recorded to Research and development. In fiscal 2007, share-based compensation expense of approximately $0.1 million was recorded to Cost of revenue, $3.4 million was recorded to Selling, general and administrative, and $1.6 million was recorded to Research and development. Additionally, in fiscal 2006, share-based compensation expense of approximately $0.1 million was recorded to Cost of revenue, $3.6 million was recorded to Selling, general and administrative, and $1.7 million was recorded to Research and development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers’ representatives and distributors in certain geographic areas. We divided the world into four areas — North America, Europe/Middle East, Japan and Asia/Pacific. In North America we sell our products directly in the United States and have a strong manufacturers’ representative channel. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our products through distributors. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

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

Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profit represents revenues less cost of revenues. Additional factors integral to gross profit earned on our products are mix, as the list prices of our products range from $2,900 to $205,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

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

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, changing our future product strategy, and reducing operating expenses from time to time. As an example, we implemented business realignment and restructuring initiatives intended to reduce costs and more efficiently allocate product development resources. For a more detailed discussion of our restructuring efforts in fiscal 2008, 2007 and 2006, see the Section entitled “Business Realignment, Restructuring Initiatives and Related Asset Impairments,” below.

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

LeCroy paid cash of $31.5 million, including direct transaction costs of $2.6 million, net of cash acquired of $1.0 million, using proceeds from the Revolver under the Prior Credit Agreement, issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and current employee of the Company and assumed the fair value of certain vested Catalyst stock options totaling $0.5 million (See Note 2 — Catalyst Acquisition and Note 13 — Long-term Debt and Capital Leases for additional information).

Business Realignment, Restructuring Initiatives and Related Asset Impairments

The following business realignment, restructuring initiatives and related asset impairments represent our best efforts to respond to the current demands in our industry. However, these and future cost reductions, or other benefits expected from the business realignment and restructuring initiatives may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

Fiscal 2008 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2008, the Catalyst tradename failed the impairment test as a result of a change in our product strategy, and therefore, we recorded an approximate $0.7 million non-cash charge to Selling, general and administrative expense for the impairment. Our change in product strategy resulted from the development of a next generation product architecture, which supports the best features of the LeCroy and Catalyst product lines. This change in product strategy allows us to streamline our product offering and provide customers with products that incorporate the best of both worlds, while freeing up resources consumed by the old dual product line structure.

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, we recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of June 28, 2008, approximately $0.1 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2009.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, we recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of June 28, 2008, approximately $0.5 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

Fiscal 2007 Restructuring Initiatives

In the fourth quarter of fiscal 2007, as a result of local economic conditions in Japan, we changed our Japan sales strategy and approved a restructuring plan related to the Japanese operations which resulted in the closure of certain office facilities in Japan, which included lease termination costs. As a result of the office closures, there were headcount reductions of four employees or 0.9% of the workforce as compared to July 1, 2006. As a result, we recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million, which was expensed to Selling, general and administrative. As of June 28, 2008, approximately $0.3 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

Fiscal 2007 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2007, an intangible asset failed the impairment test due to a change in our product strategy and, accordingly, we took an approximate $0.3 million non-cash charge to Cost of revenues for the impairment.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, we evaluated certain business processes and staffing requirements. As a result, we recorded severance and related expense of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to July 1, 2006. As of June 28, 2008, approximately $1.5 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

In the second quarter of fiscal 2007, as a result of a change in our organization stemming from the Catalyst acquisition, we recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to July 1, 2006. Severance and other related amounts under this plan were fully paid by the end of fiscal 2007.

Fiscal 2006 Business Realignment

During the fourth quarter of fiscal 2006, we realigned some of our business processes and as a result, incurred severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Cost of revenues, $0.1 million was expensed to Research and development and $0.2 million was expensed to Selling, general and administrative. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to July 2, 2005. As of June 28, 2008, severance and other related amounts under this plan were fully paid.

The table below summarizes the charges for business realignment, restructuring initiatives and related asset impairments for the fiscal years ended 2008, 2007 and 2006 (See Note 5 — Inventories for additional information).

(in thousands):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Charges for:
Impaired intangible assets	$—	$250	$—
Severance and related costs	—	358	77

Cost of revenues	$—	$608	$77

Charges for:
Severance and related costs	$—	$467	$127

Research and development	$—	$467	$127

Charges for:
Impaired intangible asset	$699	$—	$—
Severance and related costs	954	1,248	176
Facility closure	—	156	—

Selling, general and administrative	$1,653	$1,404	$176

Critical Accounting Policies

The discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

The accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include: revenue recognition; reserves on accounts receivable; allowance for excess and obsolete inventory; uncertain tax positions; valuation of deferred tax assets; valuation of long-lived and intangible assets; valuation of goodwill; estimation of warranty liabilities and share-based compensation expense.

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

Due to the significant software content of our protocol analyzer products, we recognize revenue on the sale of these products in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collectibility is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

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

Reserves on Accounts Receivable. We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts, which includes the allowance for anticipated returns, was approximately $0.7 million and $0.9 million at June 28, 2008 and June 30, 2007, respectively. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory on a quarterly basis and provide an allowance for the value of estimated excess and obsolete raw materials and work in process inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with our manufacturing department to maximize recovery of excess inventory. Based upon management’s forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory’s quantity and its forecasted usage are classified as excess. The allowance for excess and obsolete inventory was $4.5 million and $2.7 million at June 28, 2008 and June 30, 2007, respectively. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

Uncertain Tax Positions. On July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. This measurement is inherently difficult and requires subjective estimations. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period. Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date.

Valuation of Deferred Tax Assets. We have recorded approximately $18.7 million of deferred tax assets as of June 28, 2008 for the future tax benefits of temporary differences between our financial statements and tax return. Significant components of our deferred tax assets are federal, state and foreign net operating loss and credit carryforwards, deferred research expenses, inventory reserves and other reserves. The recorded amount of approximately $18.7 million is net of reductions in our gross deferred tax assets for tax exposures under FIN 48. Tax exposures under FIN 48 that reduced the carrying amount of our deferred tax assets totaled approximately $8.6 million as of June 28, 2008 and approximately $7.7 million upon adoption of FIN 48 on July 1, 2007.

In addition to the reduction of our gross deferred tax assets under FIN 48, we recorded a valuation allowance of approximately $1.7 million as of June 28, 2008 to reserve for certain tax credits, capital loss carryforwards and foreign net operating loss carryforwards due to the uncertainty surrounding the utilization of these deferred tax assets. The recognition of the deferred tax asset, after accounting for tax exposures under FIN 48, is based on the assessment that it is more likely than not that we will be able to generate sufficient future taxable income within statutory carryforward periods to realize the benefit of these tax benefits. The factors that management considered in assessing the likelihood of realization included, the forecast of future taxable income, reversal of taxable temporary differences and available tax planning strategies that could be implemented to realize the deferred tax assets. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to our consolidated financial position and results of operations when made.

Valuation of Long-Lived and Intangible Assets. We assess the recoverability of our long-lived assets and intangible assets (including technology, manufacturing and distribution rights and patents and other intangibles) whenever events or changes in circumstances indicate that the carrying values may not be recoverable, but not less than once annually. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets and intangible assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. We recognized intangible asset impairments of approximately $0.7 million and $0.3 million in fiscal 2008 and 2007, respectively, due to changes in product strategy, which eliminated the usefulness and value of the assets. There was no impairment indicators during fiscal year ended July 1, 2006.

Valuation of Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires goodwill to be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires management to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. We obtain information on sales of similar sized companies in the technology industry to estimate a control premium.

Management also reviews our financial position quarterly for other triggering events as described in SFAS 142. Should actual results not meet expectations or assumptions change in future years, the impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.

Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We have one reporting unit, in the test and measurement business, because none of the components of our Company constitute a business for which discrete financial information is available and for which management regularly reviews the results of operations.

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

As our company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing our market capitalization, multiplying the number of actual shares outstanding by a one year average market price, as reflected on NASDAQ National Market, and applying an additional premium to give effect to management’s best estimate of a control premium, as if our company were to be acquired by a single stockholder, which seeks to give effect to the increased consideration a potential acquirer would be willing to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to our company.

A 30% control premium was utilized in our goodwill impairment testing in fiscal 2008. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to our business.

As a result of the decline in our stock price since June 30, 2007, which affected our market capitalization, we updated our goodwill impairment test during interim periods in fiscal 2008 to identify whether a potential impairment of our recorded goodwill existed. No impairment resulted from our fiscal 2008 interim testing. In the fourth quarter of fiscal 2008, the Company changed its annual impairment testing date from fiscal year end to the last day of the eleventh month of the fiscal year. The Company believes the last day of the eleventh month of the fiscal year is preferable as it provides the Company additional time to complete the impairment test and report the results of that test in the Company’s annual filing on Form 10-K. We completed our annual impairment test required under SFAS 142 for both fiscal 2008 and 2007 and determined that there was no impairment to the recorded goodwill balance of $105.8 million and $105.9 million, respectively.

Management’s estimate of an appropriate control premium to apply in determining fair value is an important variable in our goodwill impairment assessment, and is subject to change. A significant impairment could result in additional charges and have a material adverse impact on the consolidated financial position and results of operations.

Warranty Liabilities. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability and for certain new products, published (by a third party) expected failure rates. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims, review estimates of costs to repair and take action to improve the quality of our products and minimize our warranty exposure. The warranty reserve was approximately $1.3 million, $1.2 million, and $1.0 million at June 28, 2008, June 30, 2007 and July 1, 2006, respectively. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Share-based Compensation Expense. In the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R, “Share-based Payment”, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options and stock appreciation rights. The fair value of stock options is estimated on the date of grant, while the fair value for stock appreciation rights is estimated on the date of grant and remeasured at each subsequent reporting period, since it is liability-classified. Determining the fair value of options and stock appreciation rights requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. If our actual forfeiture rate is materially different from our estimate or if we reevaluate the forfeiture rate in the future, the share-based compensation expense could be significantly different from what was recorded in the current periods. Further, fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 was approximately $4.7 million, $5.2 million and $5.3 million, respectively.

Results of Operations

The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Revenues:
Test and measurement products(1)	94.1%	94.7%	94.2%
Service and other(1)	5.9	5.3	5.8

Total revenues	100.0	100.0	100.0
Cost of revenues	43.7	45.9	39.5

Gross profit	56.3	54.1	60.5
Operating expenses:
Selling, general and administrative	33.1	36.6	32.2
Legal settlement	—	—	1.7
Research and development	19.6	24.2	18.8
Reimbursement from escrow account	(0.2)	—	—

Total operating expenses	52.5	60.8	52.7
Operating income (loss)	3.8	(6.7)	7.8
Other income (expense):
Interest income	0.2	0.1	0.5
Interest expense	(2.7)	(2.8)	(1.9)
Write-off of bank deferred financing fees	—	(0.7)	—
Gain on extinguishment of convertible debt, net of issue cost write-off	0.2	—	—
Other, net	(0.4)	(0.1)	(0.1)

Other expense, net	(2.7)	(3.5)	(1.5)

Income (loss) before income taxes	1.1	(10.2)	6.3
Provision (benefit) for income taxes	0.0	(1.5)	2.2

Net income (loss)	1.1%	(8.7)%	4.1%

(1)	Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.

Comparison of Fiscal Years 2008 and 2007

Total revenues were approximately $160.5 for the year ended June 28, 2008, compared to approximately $151.3 million in the prior year, representing an increase of 6.1%, or approximately $9.2 million, primarily as a result of increased sales of Test and measurement products and positive foreign currency impact. Foreign currency fluctuations increased total revenues by approximately $4.4 million in fiscal 2008 as compared to fiscal 2007. The increase in Test and measurement products was driven mainly by increased oscilloscope product shipments as a result of an improved distribution channel and the incremental impact from the Catalyst acquisition in the second quarter of fiscal 2007, which was approximately 1.8% of revenues. These increases were partially offset by decreased demand and softness in orders from Japan.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were approximately $9.4 million for the year ended June 28, 2008, representing an increase of 16.8% or approximately $1.4 million, as compared to approximately $8.1 million for the prior year. The increase was primarily the result of a company-wide service initiative that began during fiscal 2008 to improve customer service by focusing on opportunities to add value to our products, positive foreign currency impact and an improved distribution channel.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
North America	$52,883	$50,891	North America	33.0%	33.6%
Europe/Middle East	57,982	51,899	Europe/Middle East	36.1	34.3
Japan	12,125	16,929	Japan	7.6	11.2
Asia/Pacific	37,496	31,581	Asia/Pacific	23.3	20.9

Total revenues	$160,486	$151,300	Total revenues	100.0%	100.0%

For the year end June 28, 2008, the geographic revenues in terms of dollars were higher in all regions except Japan. The increases in Europe/Middle East and Asia/Pacific were driven by strong distribution channels and improved sales productivity, as well as favorable foreign currency impact. Improved performance in North America resulted from our reorganized distribution channel, including a network of manufacturers’ representatives. Foreign currency fluctuations increased Europe/Middle East revenues by approximately $4.2 million in fiscal 2008 as compared to fiscal 2007. These increases were offset by decreases in Japan, primarily from the realignment of our Japan operations at the end of fiscal 2007 and local economic conditions.

Gross profit for the year ended June 28, 2008 was approximately $90.4 million, or 56.3% gross margin, compared to $81.9 million, or 54.1% gross margin, for the same period last year. The lower gross margin in fiscal 2007 was primarily attributable to approximately $3.4 million of costs associated with an inventory write-down, including inventory recorded at fair value in the purchase accounting for Catalyst and the elimination of a product line, $1.7 million of costs associated with the sell through of “stepped up” inventory acquired in the Catalyst acquisition, $0.4 million relating to the implementation of a business realignment and $0.3 million charge for the impairment of an intangible asset. The gross margin in fiscal 2008 included approximately $3.2 million for inventory write-downs. Approximately $2.4 million resulted from a change in the Company’s product strategy and approximately $0.8 million related to certain inventory recorded at fair value in the purchase accounting for Catalyst, a portion of which we were indemnified. This charge was partially offset by a reduction in amortization expense for an acquired Catalyst intangible asset of approximately $1.3 million. Absent these non-cash charges in both years, fiscal 2008 margins as a percentage of sales were consistent with the fiscal 2007.

Selling, general and administrative (“SG&A”) expense was approximately $53.1 million in fiscal 2008 compared to approximately $55.4 million in fiscal 2007, representing a decrease of 4.1% or approximately $2.3 million. The decrease was primarily attributable to a reduction in general spending levels, resulting from the prior year’s cost-cutting efforts. Business realignment charges in fiscal 2008 were approximately $1.0 million. Additionally, the Catalyst trade name failed the intangible asset impairment test due to a change in our product strategy, and accordingly we took a non-cash charge of approximately $0.7 million in the fourth quarter of fiscal 2008. Business realignment and restructuring charges in fiscal 2007 were approximately $1.4 million, prompted by the acquisition of Catalyst as well as the reorganization of our Japan facility. As a percentage of revenue, SG&A expense decreased from 36.6% in fiscal 2007 to 33.1% in fiscal 2008 as a result of a higher sales base as well as benefits derived from fiscal 2007 cost-cutting and realignment efforts.

Research and development (“R&D”) expense was approximately $31.4 million in fiscal 2008 compared to approximately $36.7 million in fiscal 2007, a decrease of 14.4% or approximately $5.3 million. As a percentage of total revenues, R&D expense decreased from 24.2% in fiscal 2007 to 19.6% in fiscal 2008. The decrease resulted primarily from the $4.0 million charge for acquired in-process research and development costs related to the Catalyst acquisition and approximately $0.5 million of realignment charges, both recorded in fiscal 2007. Also contributing to the decrease in R&D expense were reductions in expenses in fiscal 2008 incurred for prototype materials and supplies and general spending levels.

Reimbursement from escrow account represents fiscal 2008 income resulting from the final Catalyst indemnification release. We received approximately $0.2 million from the remaining Catalyst escrow balance, representing the indemnification obligation for certain Catalyst inventory, assumed at acquisition.

Other expense, net, which consists primarily of interest income and expense and foreign exchange gains and losses, was approximately $4.3 million for the year ended June 28, 2008, compared to approximately $5.3 million for fiscal 2007. Net interest expense was approximately $4.0 million and $4.2 million in fiscal 2008 and 2007, respectively. There was a foreign exchange loss of approximately $0.6 million in fiscal 2008 compared to a loss of approximately $0.3 million in the prior year, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. Additionally, fiscal 2008 Other expense, net includes a Gain on extinguishment of convertible debt, net of issue cost write-off of approximately $0.3 million, resulting from the repurchase of $4.5 million of the our convertible notes. Fiscal 2007 Other expense, net includes a charge of approximately $1.0 million for the write-off of bank deferred financing fees associated with the repayment of the term loan and revolver under the prior credit agreement.

The effective tax rate for fiscal 2008 was 3.2%, compared to an effective tax rate of (14.5)% for fiscal 2007. The effective tax rate for fiscal 2008 includes the effect of a reduction of tax expense of approximately $0.5 million resulting from true-ups of the tax provision to previously filed tax returns; and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; and an increase in tax expense of approximately $0.6 million for the write-down of the deferred tax asset related to restricted stock grants that resulted in a shortfall of cumulative tax benefits. The effective tax rate for fiscal 2007 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, which is not deductible for tax purposes, and an increase in the valuation allowance of approximately $1.0 million. The Company calculates income tax expense (benefit) based upon an annual estimated effective tax rate that includes estimates and assumptions that may change during the year. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Comparison of Fiscal Years 2007 and 2006

Total revenues were $151.3 million for the year ended June 30, 2007, compared to $160.5 million in the prior year, a net decrease of 5.8%, or $9.2 million. The total decrease in revenue was partially offset by revenue derived from the Catalyst acquisition which mitigated the impact by 5.6% and favorable currency fluctuation of 1.9%. Revenues from Test and measurement products decreased 5.3% to $143.2 million in fiscal 2007 from $151.2 million in fiscal 2006. The decrease in Test and measurement products was mainly due to a reduction in shipments to our disk drive customers as a result of decreased demand, the longer than anticipated time to finalize our new distributor arrangement in Japan, and the reduction in the average selling prices in our high-end products which have been impacted by competitive pressure in the marketplace. Additionally, mid- and low-end products have not penetrated the market fully, and there has been lower than expected demand from our next generation products and serial data protocol solutions. These decreases were partially offset by the addition of revenue from our September 2006 acquisition of Catalyst as noted above.

Service and other revenues consist primarily of service revenue and license and maintenance fees. Service revenue decreased by 13.7%, or $1.3 million, to $8.1 million in fiscal 2007 from $9.3 million in fiscal 2006, primarily as a result of a reduction in the amount recognized of previously deferred revenue from the adoption of the SEC’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The fiscal year ended June 30, 2007 did not include revenue related to this previously deferred revenue as it was fully amortized as of March 31, 2006. Fiscal 2006 included $0.7 million of revenue recognized from previously deferred revenue. Additionally, the reduction in shipments to our disk drive customers contributed to a decrease in service and other revenues.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
North America	$50,891	$51,795	North America	33.6%	32.3%
Europe/Middle East	51,899	48,767	Europe/Middle East	34.3	30.4
Japan	16,929	22,043	Japan	11.2	13.7
Asia/Pacific	31,581	37,931	Asia/Pacific	20.9	23.6

Total revenues	$151,300	$160,536	Total revenues	100.0%	100.0%

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

Selling, general and administrative (“SG&A”) expense increased 7.3%, or $3.7 million, from $51.6 million in fiscal 2006 to $55.4 million in fiscal 2007. The increase was primarily attributable to $1.4 million of restructuring charges prompted by the acquisition of Catalyst, as well as, the reorganization of our Japan facility, $1.9 million of increased commissions for the addition of the manufacturers’ representative channel and employee commission, $0.7 million of freight expenses and additional SG&A expenses related to Catalyst. These increases were primarily offset by a decrease of $0.7 million related to non-cash share-based compensation expense and a decrease of approximately $1.0 million related to legal and consulting expenses. As a percentage of sales, SG&A expense increased from 32.2% in the year ended July 1, 2006 to 36.6% in the year ended June 30, 2007.

Legal settlement expense of $2.8 million, for the year ended July 1, 2006, is related to the settlement of a dispute with Iwatsu pertaining to the ownership rights of certain intellectual property and other assets relating to Iwatsu’s ‘ViewGo’ product line. There was no similar charge in the fiscal 2007 period.

Research and development (“R&D”) expense increased 21.8%, or $6.6 million, from $30.1 million in fiscal 2006 to $36.7 million in fiscal 2007. This increase in expense is primarily due to a $4.0 million charge for acquired in-process research and development (“IPR&D”) related to the Catalyst acquisition, $0.3 million of restructuring charges and additional expenses related to Catalyst. Additionally, expenses incurred for prototype materials and supplies used for several product launches in the beginning of the year contributed to the overall increase. There was no similar IPR&D charge in the fiscal 2006 period. As a percentage of total revenues, research and development expense increased from 18.8% in fiscal 2006 to 24.2% in fiscal 2007.

Other expense, net, which consists primarily of interest income and expense and foreign exchange gains and losses, was approximately $5.3 million for the year ended June 30, 2007, compared to $2.5 million for fiscal 2006. Other expense, net for the current year is comprised primarily of interest expense of approximately $4.3 million, compared to approximately $3.1 million last year, which increase is due to a the issuance of $72.0 million of convertible notes in October 2006. Interest expense for both periods also includes interest on capital lease agreements and bank debt. Interest expense was partially offset by interest income of approximately $0.1 million and $0.8 million for the years ended June 30, 2007 and July 1, 2006, respectively. Included in Other, net were foreign exchange losses of $0.3 million for both of the years ended June 30, 2007 and July 1, 2006, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. In fiscal 2007, we wrote-off $1.0 million of deferred financing fees associated with the repayment of the term loan and revolver under the Prior Credit Agreement.

A tax benefit of $2.2 million was recorded in fiscal 2007, compared to a tax provision of $3.5 million in fiscal 2006. The Company’s effective tax rate was 14.5% and 34.5% in fiscal 2007 and fiscal 2006, respectively. The effective income tax benefit rate for fiscal 2007 differs from prior year principally due to discrete tax items for the non-deductible purchased IPR&D charges associated with the Catalyst acquisition, and a $1.4 million increase to the valuation allowance for deferred tax assets related to a change in judgment regarding the realizability of certain state investment tax credits and certain foreign net operating losses.

Liquidity and Capital Resources

Cash and cash equivalents at June 28, 2008 were approximately $10.2 million, compared to approximately $10.4 million at June 30, 2007.

We believe that our cash and cash equivalents on hand, cash flow generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital, debt repayment (excluding the repurchase of all of the convertible notes), share repurchases and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities. As of June 28, 2008, we have no borrowings under our credit facility.

Operating Activities

Net cash provided by (used in) operating activities was approximately $22.0 million for the year ended June 28, 2008 compared to approximately $(0.6) million for the year ended June 30, 2007. The net cash provided by operating activities in fiscal 2008 was attributable to net income of approximately $1.7 million, working capital contributions of approximately $8.2 million, non-cash depreciation and amortization of approximately $7.1 million and share-based compensation of approximately $4.7 million. The approximate $22.6 million increase from the prior year is primarily due to an increase in net income and working capital contributions.

Investing Activities

Net cash used in investing activities was approximately $4.5 million for the year ended June 28, 2008 compared to approximately $35.7 million in fiscal 2007. Net cash used in fiscal 2008 relates to the purchase of property, plant and equipment, while net cash used in fiscal 2007 was primarily due to approximately $31.5 million net cash paid in connection with the Catalyst acquisition along with approximately $4.1 of property, plant and equipment purchases.

Financing Activities

Net cash (used in) provided by financing activities was approximately $(18.4) million in fiscal 2008 compared to approximately $30.1 million in fiscal 2007. Net cash used in financing activities in fiscal 2008 primarily resulted from approximately $9.4 million repayment of borrowings under the credit agreement, $3.6 million repurchase of convertible notes, $3.5 million payment of related party note payable and approximately $2.4 million for repurchases of treasury stock. Net cash provided by financing activities in fiscal 2007 was primarily attributable to proceeds from the issuance of convertible notes of $72.0 million and borrowings under the credit agreement of approximately $40.2 million, partially offset by the repayments under the credit agreement of approximately $34.3 million, repayments of the term loan for approximately $34.1 million, purchase of treasury shares for approximately $10.5 million and payment of debt issuance costs related to the convertible note of approximately $3.8 million.

Long-Term Debt

Credit Facility

As of June 28, 2008, we have a $50.0 million credit agreement. The terms of the New Credit Agreement provide us with a $50.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance of our obligations under the New Credit Agreement is secured by all of the assets of our Company and its domestic subsidiaries, and is guaranteed by our domestic subsidiaries. As of June 28, 2008, we had no outstanding borrowings against the Revolver and nothing against the letter of credit subfacility or the swingline loan subfacility.

We are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 28, 2008, we are in compliance with the financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by us to April 1, 2012, contingent on the waiver or extension of the first redemption date of our convertible notes (See Note 12 — Long Term Debt and Capital Leases for additional information).

Convertible Debt

On October 12, 2006, we sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations and rank: (i) subordinate in right of payment to all of our existing and future secured indebtedness; (ii) equal in right of payment with all of our existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of our existing and future subordinated indebtedness, except that the Notes rank equally with the $3.5 million note issued in connection with the Catalyst acquisition (repaid in fiscal 2008), which is subordinated to our credit facility. In connection with the issuance and sale of the Notes, we entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. We may, from time to time, at our option repurchase the Notes in the open market. In addition, we may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into our common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, we will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at our election, cash or shares of our common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of our common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of our common stock, if any, at the applicable conversion price, at our option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of the notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, we will also deliver, at our election, cash or common stock or combination of each with a value equal to such excess. During fiscal 2008, we repurchased $4.5 million of the outstanding convertible notes, leaving a balance of $67.5 million at June 28, 2008. At June 28, 2008, it was our intent to repurchase $5.5 million of the outstanding notes during fiscal 2009. As such, $5.5 million related to the Notes was included in Accrued expenses and other current liabilities and $62.0 million was included in Convertible notes on the Consolidated Balance Sheet.

If we undergo a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

In connection with the sale of its Notes, we also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we filed a shelf registration statement, which has been declared effective by the Securities and Exchange Commission, covering resales by holders of the Notes and any common stock issuable upon conversion of such Notes (subject to certain conditions specified in the Registration Rights Agreement). We agreed to use its commercially reasonable efforts to keep the registration statement effective until the earliest of the following has occurred: (i) all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 under the Securities Act; (ii) the holders of the Notes and the shares of our common stock issuable upon conversion of the Notes that are not our affiliates are able to sell all such securities immediately pursuant to Rule 144(k) under the Securities Act; (iii) the date when all of the Notes and shares of common stock issuable upon conversion have ceased to be outstanding; and (iv) October 12, 2008.

We will pay predetermined additional interest on notes that are registerable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture. We believe the likelihood of occurrence of such event is remote and, as such, we have not recorded a liability at June 28, 2008. In the event that it becomes probable that the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount at June 28, 2008 to be approximately $0.3 million per year. No amounts are owed, nor have any been recorded for failure to maintain the effectiveness of the registration statement (See Note 12 — Long Term Debt and Capital Leases for additional information).

Foreign Credit Facilities

We maintain certain short-term foreign credit facilities. The Company has a Japanese facility totaling 50.0 million yen (approximately $0.5 million as of June 28, 2008). No amounts were outstanding under this facility as of June 28, 2008. Our Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs (approximately $1.0 million as of June 28, 2008). As of June 28, 2008, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

Share Purchase Plan

On May 25, 2006, our Board of Directors approved the adoption of a share repurchase plan authorizing the purchase of up to 2.0 million shares, not to exceed $25.0 million, of our common stock for treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of our common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company. Through fiscal 2007, the Company repurchased approximately 1.04 million shares of common stock in open market transactions at a cost of approximately $12.4 million. During fiscal 2008, the Company purchased 297,523 shares for approximately $2.4 million.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. We do not enter into off-balance sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities.

Our 4% notes payable are convertible into shares of our common stock at a conversion price of $14.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is approximately 4.6 million shares (See Note 12 — Long Term Debt and Capital Leases for additional information).

In addition, stock options to purchase approximately 1.5 million shares of our common stock at a weighted average exercise price of $13.46 per share and approximately 0.5 million restricted stock units were outstanding at June 28, 2008 that represent additional potential dilution (See Note 13 — Share-Based Compensation for additional information).

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations, as set forth in the table below (in thousands):

	Payments due by period as of June 28, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$432	$432	$—	$—	$—
Supplier agreements	464	464	—	—	—

Operating lease obligations	3,776	2,042	1,557	177	—
Vendor supplied capital lease agreement	553	234	319	—	—
Convertible notes(1)	67,500	—	67,500	—	—

Total(2)	$72,725	$3,172	$69,376	$177	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. Although not contractually due until October 15, 2011, the Company has included $5.5 million in Accrued expenses and other current liabilities on the June 28, 2008 Consolidated Balance Sheet, as this represents the amount of convertible notes that the Company intends to repurchase during fiscal 2009, based on current market conditions.

(2)	The Contractual Obligations and Other Commitments disclosed in our Form 10-K for the year ended June 30, 2007 did not include any reserves for income taxes under FIN 48. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes under FIN 48, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of June 28, 2008, our reserves for income taxes totaled approximately $2.7 million which is reflected as a non-current liability and included in Deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (See Note 11 — Income Taxes for additional information).

Recent Accounting Pronouncements

The following recent accounting pronouncements are not yet adopted:

•	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

•	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).

•	Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities” (“EITF 07-03”).

•	Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

•	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).

•	Financial Accounting Standards Board Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).

•

Financial Accounting Standards Board Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).

See Note 1 — Summary of Significant Accounting Policies, “New Accounting Pronouncements” for additional information on recent pronouncements not yet adopted and recent pronouncements adopted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Our operations generate non-functional currency cash flows such as third-party vendor payments, revenues and intercompany payments. In anticipation of these foreign currency cash flows, we have a program of entering into foreign exchange forward contracts to minimize the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS No. 133”).

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

During fiscal 2008, 2007 and 2006, foreign currency exchange losses on these derivatives and on transactions denominated in other than the subsidiaries’ functional currencies were approximately $0.6 million, $0.3 million and $0.3 million, respectively. These net losses are included in Other, net in the Consolidated Statements of Operations. At June 28, 2008 and June 30, 2007, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $16.3 million and $12.9 million, respectively.

We performed a sensitivity analysis at June 28, 2008, assuming a hypothetical 10% adverse change in foreign currency exchange rates on our open foreign exchange forward contracts and our assets and liabilities denominated in other than their functional currencies. In management’s opinion, a 10% adverse change in foreign currency exchange rates would have an immaterial effect on these instruments and therefore, on our consolidated results of operations, financial position, and cash flows from operations.

On October 15, 2006, we completed the sale of $72.0 million of 4.00% convertible senior notes (the “Notes”) due October 15, 2026. The Notes will pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of our common stock, at our option. During fiscal 2008, we repurchased $4.5 million of the outstanding convertible notes, resulting in a balance of $67.5 million at June 28, 2008. As of June 28, 2008, the market value of our convertible notes was approximately $60.8 million.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents, as well as, our $50.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been immaterial to our results of operations, financial position or cash flows in fiscal 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LeCROY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 28, 2008, June 30, 2007, and July 1, 2006. In connection with our audits of the consolidated financial statements, we also have audited the valuation and qualifying accounts financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for the years ended June 28, 2008, June 30, 2007, and July 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeCroy Corporation’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2008 expressed an unqualified opinion on the effectiveness of LeCroy Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

September 9, 2008

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 28, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,224	$10,448
Accounts receivable, net of reserves of $742 and $882 at June 28, 2008 and June 30, 2007, respectively	33,274	31,941
Inventories, net	32,886	38,645
Other current assets	10,214	9,608

Total current assets	86,598	90,642
Property, plant and equipment, net	21,683	20,339
Goodwill	105,771	105,885
Other non-current assets	12,934	14,453

Total assets	$226,986	$231,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,280	$16,905
Accrued expenses and other current liabilities	19,201	15,527
Note payable — related party	—	3,500

Total current liabilities	41,481	35,932
Long-term bank debt	—	9,410
Convertible notes	62,000	72,000
Deferred revenue and other non-current liabilities	4,545	1,246

Total liabilities	108,026	118,588
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of June 28, 2008 and June 30, 2007)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,656,899 shares issued at June 28, 2008 and 12,342,809 issued and outstanding at June 30, 2007)	127	123
Additional paid-in capital	113,693	108,713
Accumulated other comprehensive income	3,451	1,409
Retained earnings	4,102	2,486
Treasury stock, at cost (297,523 shares and 0 shares at June 28, 2008 and June 30, 2007, respectively)	(2,413)	—

Total stockholders’ equity	118,960	112,731

Total liabilities and stockholders’ equity	$226,986	$231,319

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revenues:
Test and measurement products	$151,077	$143,244	$151,197
Service and other	9,409	8,056	9,339

Total revenues	160,486	151,300	160,536
Cost of revenues	70,132	69,419	63,476

Gross profit	90,354	81,881	97,060

Operating expenses:
Selling, general and administrative	53,101	55,369	51,622
Legal settlements	—	—	2,792
Research and development	31,398	36,685	30,123
Reimbursement from escrow account	(240)	—	—

Total operating expenses	84,259	92,054	84,537

Operating income (loss)	6,095	(10,173)	12,523

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	338	—	—
Write-off of bank deferred financing fees	—	(997)	—
Interest income	298	124	813
Interest expense	(4,331)	(4,293)	(3,096)
Other, net	(632)	(99)	(204)

Other expense, net	(4,327)	(5,265)	(2,487)

Income (loss) before income taxes	1,768	(15,438)	10,036
Provision (benefit) for income taxes	56	(2,231)	3,463

Net income (loss)	$1,712	$(13,207)	$6,573

Net income (loss) per common share:
Basic	$0.15	$(1.13)	$0.54
Diluted	$0.14	$(1.13)	$0.53

Weighted average number of common shares:
Basic	11,749	11,702	12,218
Diluted	12,007	11,702	12,474

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deferred Stock Compensation	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at July 2, 2005	12,634	$127	$2,165	$113,229	$779	$(8,602)	$9,120	$—	$116,818
Comprehensive income:
Net income	—	—	—	—	—	—	6,573	—	6,573
Foreign currency translation	—	—	—	—	513	—	—	—	513

Total comprehensive income									7,086

Exercise of stock options and employee stock purchases	209	2	—	2,382	—	—	—	—	2,384
Issuance of restricted stock to employees	73	—	—	—	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(33)	—	—	—	—	—	—	—	—
Reclass warrants to additional paid-in capital	—	—	(2,165)	2,165	—	—	—	—	—
Reclass deferred stock compensation to additional paid-in capital upon adoption of SFAS 123R	—	—	—	(8,602)	—	8,602	—	—	—
Purchase of treasury shares	—							(1,858)	(1,858)
Share-based compensation expense	—	—	—	5,273	—	—	—	—	5,273

Balance at July 1, 2006	12,883	$129	$—	$114,447	$1,292	$—	$15,693	$(1,858)	$129,703

Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,207)	—	(13,207)
Foreign currency translation	—	—	—	—	117	—	—	—	117

Total comprehensive loss									(13,090)

Exercise of stock options and employee stock purchases	156	1	—	957	—	—	—	—	958
Issuance of restricted stock to employees	406	3	—	(3)	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(64)	—	—	—	—	—	—	—	—
Issuance of LeCroy stock options in Merger	—	—	—	451	—	—	—	—	451
Purchase of treasury shares	—	—	—	—	—	—	—	(10,508)	(10,508)
Retirement of treasury shares	(1,038)	(10)		(12,356)				12,366	—
Share-based compensation expense	—	—	—	5,217	—	—	—	—	5,217

Balance at June 30, 2007	12,343	$123	$—	$108,713	$1,409	$—	$2,486	$—	$112,731

Comprehensive income:
Net income	—	—	—	—	—	—	1,712	—	1,712
Foreign currency translation	—	—	—	—	2,042	—	—	—	2,042

Total comprehensive income									3,754

Exercise of stock options and employee stock purchases	151	2	—	834	—	—	—	—	836
Issuance of restricted stock to employees	227	2	—	(2)	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(64)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	4,148	—	—	—	—	4,148
Adjustment for adoption of FIN 48	—	—	—	—	—	—	58	—	58
Adjustment for adoption of EITF 06-2	—	—	—	—	—	—	(154)	—	(154)
Purchase of treasury shares	—	—	—	—	—	—	—	(2,413)	(2,413)

Balance at June 28, 2008	12,657	$127	$—	$113,693	$3,451	$—	$4,102	$(2,413)	$118,960

The accompanying notes are an integral part of these consolidated statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,712	$(13,207)	$6,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development	—	4,000	—
Depreciation and amortization	7,105	8,127	7,558
Share-based compensation	4,695	5,217	5,315
Amortization of debt issuance costs	742	530	377
Deferred income taxes	(644)	(2,691)	2,282
Write-off of bank deferred financing fees	—	997	—
Gain on extinguishment of convertible debt, net of issue cost write-off	(338)	—	—
Impairment of intangible assets	699	250	—
(Gain) loss on disposal of property, plant and equipment, net	(97)	176	196
Recognition of deferred license revenue	—	—	(665)
Gross profit on non-cash sale	(44)	—	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	547	(1,977)	(65)
Inventories	3,866	(1,337)	(7,731)
Other current and non-current assets	1,031	(475)	(1,636)
Accounts payable, accrued expenses and other liabilities	2,763	(234)	3,790

Net cash provided by (used in) operating activities	22,037	(624)	15,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,483)	(4,143)	(4,823)
Business acquisition, net of acquired cash	—	(31,512)	—
Purchase of intangible assets	—	—	(812)

Net cash used in investing activities	(4,483)	(35,655)	(5,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	(34,076)	(10,300)
Borrowings under credit lines	—	40,160	3,500
Repayment of borrowings under credit agreement	(9,410)	(34,250)	—
Payment of debt issuance costs	—	(3,826)	(187)
Repurchase of convertible notes	(3,583)	—	—
Proceeds from issuance of convertible notes	—	72,000	—
Purchase of treasury shares	(2,413)	(10,508)	(1,715)
Payments made on capital leases	(283)	(391)	(562)
Payment of note payable to related party for business acquisition	(3,500)	—	—
Proceeds from employee stock purchase and option plans	836	958	2,384

Net cash (used in) provided by financing activities	(18,353)	30,067	(6,880)

Effect of exchange rate changes on cash and cash equivalents	575	(312)	(373)

Net (decrease) increase in cash and cash equivalents	(224)	(6,524)	3,106
Cash and cash equivalents, beginning of year	10,448	16,972	13,866

Cash and cash equivalents, end of year	$10,224	$10,448	$16,972

Supplemental Cash Flow Disclosure
Cash paid during the year for:
Interest	$3,860	$1,184	$2,541
Income taxes	869	695	1,805
Non-cash transactions:
Issuance of note payable to related party for business acquisition	—	3,500	—
Issuance of LeCroy stock options for business acquisition	—	451	—
Transaction costs for business acquisition, unpaid at June 30, 2007	—	99	—
Property, plant and equipment acquired under capital lease	718	—	125
Treasury stock purchased, but unpaid at July 1, 2006	—	—	143
Receipt of advertising in exchange for test and measurement product	62	—	—
Transfer of inventory into property, plant and equipment	2,047	1,024	1,550
Repurchase of convertible notes, unpaid at June 28, 2008	448	—	—

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Organization

LeCroy Corporation (the “Company” or “LeCroy”), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company develops, manufactures, sells and licenses high-performance oscilloscopes and global communications protocol analyzers. Oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB2.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), Wireless USB, and others. The Company’s products are sold worldwide into a broad range of end markets, including computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace. Revenues are also generated from the sale of probes, accessories, and applications solutions, and to a lesser extent, extended warranty and maintenance contracts, repairs and calibrations performed on instruments after the expiration of their warranties.

Basis of Presentation and Use of Estimates

The Consolidated Financial Statements include the accounts of LeCroy Corporation and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior-years’ amounts to conform to the current year presentation.

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

In fiscal 2006, in an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Lease and rental revenues are reported within Test and measurement product revenue and were $0.7 million, $1.8 million and $0.7 million for the years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.

Service and other revenue. Service and other revenue includes extended warranty contracts, software maintenance agreements, repairs and calibrations performed on instruments after the expiration of their normal warranty period and direct service accessories and packages. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibrations services and then recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

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

Beginning in fiscal 2001 with the adoption of the SEC’s Staff Accounting Bulletin, (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” (superseded by SAB 104), certain previously recognized license fee revenue was deferred and recognized in future periods over the terms of the agreements. The adoption of SAB 101 was recorded as of the beginning of fiscal 2001 and resulted in a non-cash charge for the cumulative effect of an accounting change of $4.4 million, net of a tax benefit of $2.7 million. The deferred revenue was being amortized into revenue on a straight-line basis over 5.5 years, the remaining terms of the license agreements. The Company recognized pretax license fee revenue of $0.7 million during fiscal year 2006, which is included in Service and other revenue in the Consolidated Statements of Operations. As of July 1, 2006, there was no remaining deferred license revenue from the adoption of SAB 101.

Share -Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. The fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and stock appreciation rights. The fair value of stock options is estimated on the date of grant, while the fair value for stock appreciation rights is estimated on the date of grant and remeasured at each subsequent reporting period, since it is liability-classified. Determining the fair value of options and stock appreciation rights requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market or other factors that affect these estimates could have a material impact on the resulting compensation cost. The fair value of restricted stock grants (referred to as non-vested stock) is determined based on the closing price of the Company’s common stock on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provided an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. During the second quarter of fiscal 2007, the Company made the election to use the alternative method; however, the alternative method does not have an impact on the Company’s results of operations or financial condition due to the Company’s net operating loss position for tax purposes (See Note 13 — Share-based Compensation for additional information).

Warranty

The Company provides a warranty on its products, generally extending between one and three years after delivery, and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability and, for certain new products, published (by a third party) expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, the Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues (See Note 10 — Warranties and Guarantees for additional information).

Business Realignment and Related Asset Impairment Costs

The Company records realignment charges related to workforce reductions in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (“SFAS 112”), and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). Pursuant to SFAS 112, costs related to employee severance are recorded when probable and estimable in accordance with our ongoing severance policy. SFAS 88, paragraph 15, provides that contractual termination benefits are recorded when it is probable and estimable. Charges for the impairment of long-lived assets are recognized in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment of long-lived assets, as described below in the policy titled, “Impairment of Long-Lived Assets and Acquired Intangible Assets”.

Restructuring Charges

The Company records restructuring costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability for charges associated with an exit or disposal activity be measured and recognized initially at fair value only when the liability is incurred. Related to restructuring (exit) activities, the Company may also have involuntary terminations that are accounted for under SFAS 112 or SFAS 88 as applicable, or under SFAS 146 if the severance and related costs are considered to be a one-time benefit arrangement outside of the Company’s ongoing severance policy.

Shipping and handling costs

The Company records the costs and fees associated with transporting its products to customers as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. These costs totaled approximately $3.1 million, $4.2 million and $3.5 million for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.

Advertising Costs

The costs of general advertising, promotion and marketing programs are charged to Selling, general and administrative expense in the Consolidated Statements of Operations in the fiscal year incurred. The costs of advertising related to new product introductions are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 was approximately $2.8 million, $3.0 million and $2.6 million, respectively.

Research and Development

Research and development costs are expensed as incurred. The Company evaluates the requirement to capitalize certain software development costs for protocol analyzers in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to research and development expense as incurred until technological feasibility has been established. The nature of the Company’s development for protocol analyzers is generally such that the Company can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. As such, the Company has not capitalized any software development costs for the years ended June 28, 2008, June 30, 2007 and July 1, 2006.

Cash and Cash Equivalents

Cash in excess of current operating requirements are invested in cash equivalents, which are short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred and major betterments are capitalized. Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the asset’s estimated useful life or related lease term, if shorter, as follows:

Building and improvements	10-32 years
Furniture, machinery and equipment	2-10 years
Computer software and hardware	2-7 years

Inventories

Inventories, with the exception of demonstration units in finished goods, are stated at the lower of cost (first-in, first-out method) or market. Costs include material, labor and overhead charges. Demonstration units are accounted for as inventory since they are sold in the normal course of business and are stated at lower of cost (specific identification method) or market.

The Company reviews the valuation of inventory on a quarterly basis and provides an allowance for the value of estimated excess and obsolete raw materials and work in process inventory. The Company’s marketing department plays a key role in the inventory review process by providing updated sales forecasts, managing product rollovers and working with the manufacturing department to maximize recovery of excess inventory. Based upon management’s forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory’s quantity and its forecasted usage are classified as excess. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

Impairment of Long-Lived Assets and Acquired Intangible Assets

The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. During fiscal 2006, there were no impairment indicators. During fiscal 2007, an intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, a $0.3 million pre-tax loss was recognized in Cost of revenues in the fiscal 2007 Consolidated Statement of Operations. During fiscal 2008, an indefinite-lived intangible asset failed the impairment test due to a change in the Company’s product strategy and, accordingly, a $0.7 million pre-tax loss was recognized in Selling, general and administrative expenses in the fiscal 2008 Consolidated Statement of Operations (See Note 8 —Goodwill and Other Non-Current Assets for additional information).

Goodwill

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

As a result of the decline in the Company’s stock price since June 30, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test on a quarterly basis in fiscal 2008. A 30% control premium was utilized in the Company’s interim and annual goodwill impairment testing. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to the Company’s business.

Management’s estimate of an appropriate control premium to apply in determining fair value is an important variable in the Company’s goodwill impairment assessment, and is subject to change. A significant impairment could result in additional charges and have a material adverse impact on the consolidated financial condition and operating results.

In the fourth quarter of fiscal 2008, the Company changed its annual impairment testing date from fiscal year end to the last day of the eleventh month of the fiscal year. The Company believes the last day of the eleventh month of the fiscal year is preferable as it provides the Company additional time to complete the impairment test and report the results of that test in the Company’s annual filing on Form 10-K.

No impairment charge resulted from the Company’s interim goodwill impairment testing. Additionally, the Company completed its annual impairment test required under SFAS 142 during the fourth quarter and determined that there was no impairment to the recorded goodwill balances in fiscal 2008, 2007, or 2006 (See Note 8 — Goodwill and Other Non-Current Assets for additional information).

Concentration of Credit Risk

The Company develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. The Company’s products are sold into a broad range of end markets, including computer/semiconductor/consumer electronics, data storage, automotive/industrial, and military/aerospace markets. Sales occur in all regions of the United States as well as a many foreign countries. No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company’s accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. The Company performs on-going credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses. Credit losses have been minimal in fiscal 2008, 2007 and 2006.

Income Taxes

Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, reversal of deferred tax liabilities during the period in which related temporary differences become deductible and available tax planning strategies. The Company’s policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), as amended by FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FIN 48 prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based solely on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon examination, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority having full knowledge of all relevant information. For tax positions that are not more likely than not of being sustained upon examination, the Company does not recognize any portion of the benefit in the financial statements. Both before and after adoption of FIN 48, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statement of Operations.

Foreign Exchange

The Company’s foreign subsidiaries use their local currency as the functional currency and translate all assets and liabilities at fiscal year-end exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in Accumulated other comprehensive income, a separate component of stockholders’ equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other, net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the Consolidated Statements of Operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”) whereby foreign currency transaction gains and losses are recorded in Accumulated other comprehensive income, a component of stockholders’ equity. In fiscal 2006, certain intercompany loans to foreign subsidiaries were considered long-term in nature. During fiscal 2007, management changed its intention for one intercompany loan to be short-term in nature, and, as required under SFAS 52, foreign exchange gains and losses subsequent to this change in intent are recorded in the Consolidated Statements of Operations as incurred. In fiscal 2008, management’s intention for this intercompany loan remained short-term in nature and, as such, foreign exchange gains and losses were recorded in the Consolidated Statements of Operations as incurred.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, short-term bank debt, and note payable — related party reported in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity. Borrowings under the revolving line of credit have variable interest rates and their carrying amounts are considered by management to be a reasonable estimate of their fair value. On October 12, 2006, the Company sold and issued $72.0 million 4.0% convertible senior subordinated notes. During fiscal 2008, the Company repurchased $4.5 million of the outstanding convertible notes, resulting in a remaining balance of $67.5 million at June 28, 2008. The market value of the convertible notes at June 28, 2008 was $60.9 million. Fair value is determined through information obtained from a third party using the latest available market data. (See Note 12 — Long Term Debt and Capital Leases for additional information).

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

The Company enters into short-term foreign exchange forward contracts to minimize the risks associated with foreign currency fluctuations on assets or liabilities denominated in other than the functional currency of the Company or its subsidiaries. The fair value of the open foreign exchange forward contracts is a net liability of approximately $5,000 at June 28, 2008 as compared to net liabilities of approximately $36,000 at June 30, 2007 and $0.2 million at July 1, 2006. The changes in the fair values of these contracts are recorded in Other expense, net in the Consolidated Statements of Operations.

The changes in fair value of the foreign exchange contracts are inversely correlated to changes in the value of certain of the Company’s foreign currency-denominated assets and liabilities. At June 28, 2008 and June 30, 2007, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $16.3 million and $12.9 million, respectively.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 12 — Long-term Debt and Capital Leases for additional information), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was $0.3 million for the year ended June 30, 2007 and is recognized in Interest expense in the Consolidated Statements of Operations.

The Company does not use derivative financial instruments for trading or other speculative purposes and does not enter into fair value hedges.

New Accounting Pronouncements

Recent pronouncements not yet adopted

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. Management does not expect that the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial position and results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. Management does not expect that the adoption of EITF 07-3 will have a material effect on the Company’s consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of the adoption of the enhanced disclosures required by SFAS 161.

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect that the adoption of FSP 142-3 will have on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and requires retrospective application. Management is currently evaluating the effect that adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations, which may be material.

Recent pronouncements adopted

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring separation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends FASB Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 06-2 (“EITF 06-2”), “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF 06-2 provides guidance that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company adopted EITF 06-2 beginning July 1, 2007 using the cumulative-effect adjustment approach. The effect of this adoption resulted in a decrease to beginning Retained earnings of approximately $0.2 million, an increase to deferred tax assets of approximately $0.1 million and an increase to Accrued expenses and other current liabilities and Deferred revenue and other non-current liabilities of approximately $0.2 million and $0.1 million, respectively.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective July 1, 2007 (See Note 11 — Income Taxes for additional information).

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FSP-FIN 48-1 further clarifies if it is appropriate for an entity to recognize a previously unrecognized tax benefit when the only change since the initial determination is the completion of an examination or audit by a taxing authority. FSP-FIN 48-1 provides that the determination of whether a position is effectively settled should be taken on a case by case basis; however, positions may be grouped by tax year and considered effectively settled. The adoption of this FSP on July 1, 2007 did not have a significant impact on the Company’s consolidated financial statements (See Note 11 — Income Taxes for additional information).

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

The Catalyst Merger was recorded under the purchase method of accounting in accordance with SFAS 141. On October 2, 2006, the effective date of the Catalyst Merger, all shares of common stock of Catalyst issued and outstanding immediately prior to the Catalyst Merger were exchanged for approximately $26.7 million in cash immediately. In addition, pursuant to the terms of the Merger Agreement, 10% of the stated consideration was placed into escrow for the twelve-month period following the closing of the Catalyst Merger to secure certain indemnification obligations under the terms of the Merger Agreement. On October 2, 2007, approximately $3.1 million was released from the escrow to the Catalyst stockholders, pursuant to the terms of the Merger Agreement. In the third quarter of fiscal 2008, the Company and the former Catalyst owners agreed to a final indemnification release. The Company received approximately $0.2 million from the remaining Catalyst escrow balance, representing the indemnification obligation for certain Catalyst inventory, assumed at acquisition. This amount was recorded as a component of operating income in fiscal 2008.

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

In connection with the Catalyst Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Catalyst Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, will be charged to compensation expense in operations as earned by employees over their remaining requisite service periods. The fair value of assumed options was determined using the Black-Scholes option pricing model in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” and SFAS 123R (See Note 13 — Share-Based Compensation for additional information).

The Company was required to grant restricted stock to certain former Catalyst employees contingent on the continuation of employment and the percentage of the escrow paid to the former shareholders of Catalyst twelve months subsequent to the Catalyst Merger. The value of the 26,733 restricted shares that were granted was approximately $0.2 million.

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 1, 2006 balance sheet of Catalyst, as well as certain assumptions made regarding fair values. The fair value of finished goods inventory is based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of work in process inventory is based on estimated selling prices less cost to complete, direct costs to sell and a reasonable profit margin on the cost to complete and selling effort. The fair value of the IPR&D, purchased technology, trade name, backlog and manufacturers’ representative relationships was determined by considering a variety of factors, including; appraisal, comparable transactions, and discounted cash flow approaches. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, backlog and manufacturers’ representative relationships related to this acquisition are being amortized over their estimated economic useful lives ranging from two to fifteen months. It was originally determined that the Catalyst trade name valued at $0.7 million had an indefinite life. However, during fiscal 2008, the Catalyst trade name failed the impairment test due to a change in the Company’s product strategy and, accordingly, a $0.7 million pre-tax loss was recognized in Selling, general and administrative expenses in the Consolidated Statement of Operations (See Note 8 — Goodwill and Other Non-Current Assets for additional information).

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

The following table presents the details of the amortizable intangible assets acquired in the Catalyst Merger and their carrying values as of June 28, 2008 (in thousands):

	Original Weighted Average Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Purchased technology	0.9 years	$1,030	$1,030	$—
Purchased backlog	0.1 years	450	450	—
Purchased manufacturers’ representative relationships	0.0 years	40	40	—

Total amortizable intangibles purchased		$1,520	$1,520	$—

Amortization expense for intangible assets acquired in the Catalyst Merger was approximately $0.4 million for the year ended June 28, 2008 and approximately $1.1 million for the year ended June 30, 2007, which was recorded in Cost of revenues in the Consolidated Statements of Operations.

The $4.0 million related to IPR&D was written off at the time of the acquisition in accordance with FIN 4. This charge is included in Research and development expense in the Consolidated Statement of Operations for the year ended June 30, 2007.

The Consolidated Statements of Operations includes the results of operations of Catalyst since October 2, 2006.

3. Business Realignment, Restructuring Initiatives and Related Asset Impairments

Fiscal 2008 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2008, the Catalyst tradename failed the impairment test as a result of a change in the Company’s product strategy, and therefore, the Company recorded an approximate $0.7 million non-cash charge to Selling, general and administrative expense for the impairment.

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of June 28, 2008, approximately $0.1 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2009.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of June 28, 2008, approximately $0.5 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2009.

Fiscal 2007 Restructuring Initiatives

In the fourth quarter of fiscal 2007, as a result of local economic conditions in Japan, the Company changed its Japan sales strategy and approved a restructuring plan related to the Japanese operations which resulted in the closure of certain office facilities in Japan, which included lease termination costs. As a result of the office closures, there were headcount reductions of four employees or 0.9% of the workforce as compared to July 1, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million, which was expensed to Selling, general and administrative. As of June 28, 2008, approximately $0.3 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

Fiscal 2007 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2007, an intangible asset was written off due to a change in the Company’s product strategy and, accordingly, the Company took an approximate $0.3 million non-cash charge to Cost of revenues for the impairment.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to July 1, 2006. As of June 28, 2008, approximately $1.5 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities. Severance and other related amounts under this plan are estimated to be paid by the end of the second quarter of fiscal 2009.

In the second quarter of fiscal 2007, as a result of a change in the Company’s organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to July 1, 2006. Severance and other related amounts under this plan were fully paid by the end of fiscal 2007.

Fiscal 2006 Business Realignment

During the fourth quarter of fiscal 2006, the Company realigned some of its business processes and as a result, incurred severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to Cost of revenues, $0.1 million was expensed to Research and development and $0.2 million was expensed to Selling, general and administrative. The implementation of this plan resulted in headcount reductions of sixteen employees or 3.5% of the workforce as compared to July 2, 2005. As of June 28, 2008, severance and other related amounts under this plan were fully paid.

The table below summarizes the charges for business realignments, restructuring initiatives and related asset impairments for the fiscal years ended 2008, 2007 and 2006.

(in thousands):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Charges for:
Impaired intangible assets	$—	$250	$—
Severance and related costs	—	358	77

Cost of revenues	$—	$608	$77

Charges for:
Severance and related costs	$—	$467	$127

Research and development	$—	$467	$127

Charges for:
Impaired intangible asset	$699	$—	$—
Severance and related costs	954	1,248	176
Facility closure	—	156	—

Selling, general and administrative	$1,653	$1,404	$176

4. Accounts Receivable, net

As of June 28, 2008 and June 30, 2007, the Company had an agreement with one of its customers, who is also a vendor, that provided the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 28, 2008 and June 30, 2007, the Company did not offset the balances as the amounts were immaterial.

The allowance for doubtful accounts and sales returns was approximately $0.7 million and $0.9 million as of June 28, 2008 and June 30, 2007, respectively.

5. Inventories

Inventories consist of the following (in thousands):

	June 28, 2008	June 30, 2007
Raw materials	$9,581	$9,312
Work in process	6,008	7,354
Finished goods	17,297	21,979

	$32,886	$38,645

The value of demonstration units included in finished goods was $10.3 million and $13.6 million at June 28, 2008 and June 30, 2007, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory (raw materials and work in progress), included above, amounted to $4.5 million and $2.7 million at June 28, 2008 and June 30, 2007, respectively.

In fiscal 2008, the Company recorded an approximate $2.4 million inventory write-down as a result of a change in the Company’s product strategy and an approximate $0.8 million charge related to certain inventory recorded at fair value in the purchase accounting of Catalyst, a portion of which the Company was indemnified. These charges totaled approximately $3.2 million and were recorded to Cost of revenues in the Consolidated Statement of Operations.

In fiscal 2007, the Company made certain operational changes as well as realigned its product strategy. These changes resulted in a write-down of inventory of approximately $3.4 million which was recorded in Cost of revenues, including inventory recorded at fair value in the purchase accounting of Catalyst.

6. Other Current Assets

Other current assets consist of the following (in thousands):

	June 28, 2008	June 30, 2007
Deferred tax assets, net	$5,506	$4,863
Prepaid taxes	249	381
Other receivables	1,695	1,371
Value-added tax receivables	664	808
Other	2,100	2,185

	$10,214	$9,608

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following (in thousands):

	June 28, 2008	June 30, 2007
Land, building and improvements	$17,306	$17,053
Furniture, machinery and equipment	37,620	32,915
Computer software and hardware	20,465	18,233

	75,391	68,201
Less: Accumulated depreciation	(53,708)	(47,862)

	$21,683	$20,339

Depreciation expense for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 was approximately $5.7 million, $5.2 million and $5.0 million, respectively.

Amortization for assets under capital leases is included in depreciation expense above. The net carrying value of assets under capital leases is approximately $0.6 million and $0.1 million at June 28, 2008 and June 30, 2007, respectively.

8. Goodwill and Other Non-Current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	June 28, 2008	June 30, 2007
Goodwill	$105,771	$105,885

Intangibles, net	$972	$3,032
Deferred tax assets, net	9,186	7,809
Deferred financing costs on convertible note	1,920	2,642
Other	856	970

	$12,934	$14,453

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

As a result of the decline in the Company’s stock price since June 30, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test as of September 29, 2007, December 29, 2007, and March 29, 2008 respectively, to identify whether a potential impairment of the Company’s recorded goodwill existed. For the first quarter ended September 29, 2007 the Company’s market capitalization, without regard to a control premium, exceeded its carrying value. For the second quarter testing as of December 29, 2007, the fair value of the Company’s reporting unit was determined to be $142.8 million, using a 30% control premium, which exceeded the carrying amount by $25.6 million, or 21%. For the third quarter testing as of March 29, 2008, the fair value of the Company’s reporting unit was determined to be $137.8 million, using a 30% control premium, which exceeded the carrying amount by $18.5 million, or 15.5%. For the fourth quarter testing as of May 31, 2008, the fair value of the Company’s reporting unit was determined to be $138.0 million, using a 30% control premium, which exceeded the carrying amount by $19.8 million, or 16.7%.

A 30% control premium was utilized in the Company’s second quarter, third quarter and annual goodwill impairment testing. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to the Company’s business.

The Company determined that there was no impairment to the recorded goodwill balances in fiscal 2008, 2007 and 2006. The Company did, however, during the fourth quarter of fiscal 2007 and 2006, reduce the goodwill by approximately $0.1 million and $0.4 million, respectively, as a result of a reversal of a pre-acquisition tax contingency reserve. Additionally, upon adoption of FIN 48 on July 1, 2007, some accruals for uncertain tax positions related to the acquisition of CATC were reduced, resulting in a decrease to goodwill of approximately $0.1 million.

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	June 28, 2008	June 30, 2007
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(7,729)	(6,599)

Net carrying amount		$567	$1,697

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,187)	(957)

Net carrying amount		$405	$635

Total Net carrying amount		$972	$2,332

Purchased intangibles acquired in the Catalyst acquisition totaled $2.2 million of which $1.5 million related to amortizable intangible assets with finite lives. Additionally, approximately $0.7 million related to the Catalyst tradename was included in Intangibles, net at June 30, 2007, which had been established as an indefinite-lived intangible.

In the fourth quarter of fiscal 2008, the Catalyst tradename failed the annual impairment test due to a change in the Company’s product strategy and, accordingly, the Company took an approximate $0.7 million non-cash charge to Selling, general and administrative expense for the impairment.

In the fourth quarter of fiscal 2007, the Company realigned its product strategy and cancelled certain engineering programs. The cancellation of these programs resulted in a non-cash impairment charge of an intangible asset of approximately $0.3 million which was recorded in Cost of revenues in the Consolidated Statement of Operations.

Amortization expense for those intangible assets with finite lives was approximately $1.4 million, $3.0 million, and $2.6 million for fiscal 2008, 2007 and 2006, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis in fiscal 2009 through 2013 will approximate $0.5 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	June 28, 2008	June 30, 2007
Compensation and benefits, including severance	$7,573	$6,494
Income taxes	114	1,996
Warranty	1,313	1,190
Deferred revenue, current portion	1,421	1,195
Accrued interest on debt	598	1,033
Retained liabilities from discontinued operations	160	160
Convertible notes(a)	5,500	—
Capital leases	234	119
Other current liabilities	2,288	3,340

	$19,201	$15,527

(a)	This represents the amount of convertible notes that the Company intends to repurchase during fiscal 2009 based on current market conditions.

10. Warranties and Guarantees

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the years ended June 28, 2008, June 30, 2007 and July 1, 2006 (in thousands):

	June 28, 2008	June 30, 2007	July 1, 2006
Balance at beginning of year	$1,190	$1,005	$971
Warranty liability assumed in business acquisition	—	150	—
Accruals for warranties issued during the year	931	850	797
Warranty costs incurred during the year	(808)	(815)	(763)

Balance at end of year	$1,313	$1,190	$1,005

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

11. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Domestic	$(1,896)	$(16,382)	$5,896
Foreign	3,664	944	4,140

	$1,768	$(15,438)	$10,036

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Current:
U.S. federal	$(147)	$3	$81
U.S. state and local	263	118	245
Foreign	584	339	1,289
Deferred:
U.S. federal	(619)	(3,797)	1,567
U.S. state and local	(198)	782	322
Foreign	173	324	(41)

	$56	$(2,231)	$3,463

The reconciliations between the income tax provision (benefit) at the U.S. federal statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Provision (benefit) at U.S. federal statutory rate	$619	$(5,403)	$3,512
Difference between U.S. and foreign rates	(247)	(166)	(214)
Non-deductible purchased in-process research technology	—	1,400	—
Adjustment of deferred tax assets	—	100	(607)
State income taxes, net of federal benefit	(40)	(384)	484
(Decrease) increase in valuation allowance	(18)	1,397	(92)
Non-deductible share-based compensation	825	695	514
Research and investment tax credits	(1,200)	—	—
Other, net	117	130	(134)

Income tax provision (benefit)	$56	$(2,231)	$3,463

Significant components of the Company’s deferred tax assets as of June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28, 2008	June 30, 2007
Deferred tax assets:
U.S. net operating loss carryforwards	$1,400	$2,414
Acquired U.S. net operating loss carryforwards	1,902	1,902
Foreign net operating loss carryforwards	185	370
Tax credit carryforwards	3,479	2,813
Inventory reserves	1,903	1,319
Deferred revenue	320	300
Share-based compensation	1,804	2,056
Accrued compensation/benefits	450	756
Deferred research expenses	6,695	6,033
Other reserves	2,343	1,317

Deferred tax assets before valuation allowance	20,481	19,280
Valuation allowance	(1,735)	(1,655)

Deferred tax assets after valuation allowance	18,746	17,625

Deferred tax liabilities:
Unrepatriated foreign earnings	(1,622)	(1,622)
Depreciation and amortization	(2,064)	(2,408)
Other	(691)	(1,013)

Deferred tax liabilities	(4,377)	(5,043)

Deferred tax assets	$14,369	$12,582

At June 28, 2008 and June 30, 2007, $5.5 million and $4.9 million, respectively, of the Company’s deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, $9.2 million and $7.8 million, respectively, were included in Other non–current assets, and $0.3 million and $0.1 million of foreign deferred tax liabilities, respectively, were included in Accrued expenses and other current liabilities.

During the year ended June 28, 2008, the valuation allowance increased by approximately $80,000. The increase was due to an increase in state investment tax credit carryforwards, which remain uncertain in their utilization, an increase in gross deferred tax assets due to the adoption of FIN 48 on July 1, 2007, partially offset by decreases in the valuation allowance due to the utilization of foreign net operating loss carryforwards in Asia and Europe, and changes surrounding the utilization of such foreign deferred tax assets.

During the year ended June 30, 2007, the valuation allowance increased by approximately $1.4 million. The increase was primarily due to a change in state tax law, which reduced the probability of utilizing state investment tax credit carryforwards, and losses incurred in Asia, which increased foreign net operating loss carryforwards and uncertainty surrounding the utilization of deferred tax assets in Asia.

A valuation allowance of approximately $1.7 million existed as of both June 28, 2008 and June 30, 2007 for certain tax credit carryforwards, capital loss carryforwards and foreign deferred tax assets due to the uncertainty surrounding the utilization of these deferred tax assets. Management believes that it is more likely than not that the Company will realize the benefits of the Company’s net deductible temporary differences, net of the valuation allowance. The factors that management considered in assessing the likelihood of realization included forecasted future taxable income, reversal of taxable temporary differences and available tax planning strategies that could be implemented to realize the deferred tax assets. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. In a previous fiscal year, however, the Company determined that it would repatriate approximately $7.0 million in future periods from its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and provided for that amount in the 2001 tax provision. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was approximately $7.7 million and $5.7 million at June 28, 2008 and June 30, 2007, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

At June 28, 2008, the Company had self-generated federal and state net operating loss carryforwards of approximately $4.3 million and acquired net operating loss carryforwards of $5.3 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in fiscal 2022 through 2027. Self-generated Foreign tax net operating loss carryforwards of approximately $0.5 million at June 28, 2008 are available to offset future taxable income of certain foreign subsidiaries. Approximately $0.3 million of these foreign net operating loss carryforwards expire in 2014, and approximately $0.2 million of these foreign net operating loss carryforwards do not have an expiration period. As of June 28, 2008, the Company has approximately $1.4 million of self-generated foreign tax credit carryforwards, $3.5 million of self-generated state tax credit carryforwards, $1.2 million of acquired state tax credit carryforwards, $4.6 million of self-generated federal general business tax credit carryforwards, and $0.9 million of acquired federal general business tax credit carryforwards. The foreign, state and federal tax credits expire at various dates between fiscal 2009 and 2028.

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

	Balance at June 30, 2007	FIN 48 Adjustment	Balance at July 1, 2007
Goodwill	105,885	(114)	105,771
Other non-current assets	14,453	1,057	15,510
Accrued expenses and other current liabilities	15,527	(1,968)	13,559
Deferred revenue and other non-current liabilities	1,246	2,853	4,099
Retained earnings	2,486	58	2,544

The Company operates in multiple taxing jurisdictions, both within and outside the United States. At July 1, 2007 and June 28, 2008, the total amount of unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.1 million and $10.4 million, respectively, (of which approximately $7.5 million and $7.8 million, respectively, would impact the effective tax rate if recognized). Approximately $2.6 million of the total unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized at July 1, 2007 and June 28, 2008. As of June 28, 2008, the Company has approximately $10.4 million of unrecognized tax benefits, of which, approximately $2.7 million are reflected as a non-current liability and approximately $7.7 million are reflected as a reduction of gross deferred tax assets.

The Company believes it is reasonably possible that approximately $1.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of July 1, 2007 and June 28, 2008, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $57,000 and $87,000, respectively.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. For federal and foreign income tax purposes, the fiscal 2005 through 2008 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2004 through 2008 tax years remain open for examination by the tax authorities.

A reconciliation of the unrecognized tax benefits for the year ended June 28, 2008 follows:

Unrecognized Tax Benefits (in thousands)
Balance as of July 1, 2007	$10,075
Additions for current year tax positions	379
Additions for prior year tax positions	272
Reductions of tax positions related to expiration of statute of limitations	(347)
Reductions of interest related to expiration of statute of limitations	(8)
Additional interest	38

Balance as of June 28, 2008	$10,409

In accordance with the Company’s accounting policy, both before and after adoption of FIN 48, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the year ended June 28, 2008, the Company recognized approximately $38,000 for interest expense related to uncertain tax positions. As of July 1, 2007 and June 28, 2008, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $57,000 and $87,000, respectively. The Company made no accrual for penalties related to income tax positions.

12. Long Term Debt and Capital Leases

Credit Agreement

On March 30, 2007, the Company entered into a $40.0 million senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company (“M&T Bank”), as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility that was entered into on October 29, 2004 and subsequently amended. The terms of the New Credit Agreement provided LeCroy with a $40.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. On March 30, 2007, the Company borrowed $9.4 million under the New Credit Agreement which was used to pay the outstanding balance under LeCroy’s Prior Credit Agreement and for general corporate purposes, including the financing of working capital requirements and capital expenditures. Additionally, the termination of the Prior Credit Agreement resulted in a $1.0 million write-off of bank deferred financing fees in fiscal 2007.

As of June 28, 2008, the Company has zero outstanding borrowings against the Revolver, the letter of credit subfacility or the swingline loan subfacility.

Effective as of April 26, 2007, LeCroy, in accordance with New Credit Agreement, entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added Capital One Bank (formally North Fork Bank) to the New Credit Agreement. On May 7, 2008, the Company entered into a Second Modification Agreement to modify certain financial and negative covenants of its New Credit Agreement.

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

The New Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size, type and purpose. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; consolidations and mergers; investments, loans, advances, guarantees and acquisitions; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); sale and lease-back transactions; hedging agreements; and restricted payments, including repurchase of a portion of the convertible notes exceeding $22.0 million, dividends and stock repurchases.

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 28, 2008, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.6 million of financing costs in connection with entering into the New Credit Agreement, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At June 28, 2008, approximately $0.1 million of deferred financing costs were included in Other current assets, and approximately $0.3 million were included in Other non-current assets on the Consolidated Balance Sheets.

Prior Credit Agreement

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

Convertible Debt

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of the Company’s existing and future secured indebtedness; (ii) equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of the Company’s existing and future subordinated indebtedness, except that the Notes ranked equally with the $3.5 million note issued in connection with the Catalyst acquisition, which was subordinated to the Company’s credit facility. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. The Company may, from time to time, at its option repurchase the Notes in the open market. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the indenture) and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at the Company’s option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of the notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or combination of each with a value equal to such excess. During fiscal 2008, the Company repurchased $4.5 million of the outstanding Notes, leaving a balance of $67.5 million at June 28, 2008. At June 28, 2008 it was the Company’s intent to repurchase approximately $5.5 million of the outstanding notes during fiscal 2009 based on current market conditions. As such, $5.5 million related to the Notes was included in Accrued expenses and other current liabilities and $62.0 million was included in Convertible notes on the Consolidated Balance Sheet. As of June 28, 2008, the market value of the Notes was $60.8 million.

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” and related issues, at the date of issuance of the Notes and determined that the conversion feature would be equity-classified if it were a stand-alone instrument, and, therefore, it does not need to be accounted for separately from the Notes. The Company updates its analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

If the Company undergoes a “change in control” (as defined in the indenture), holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

In connection with the sale of its Notes, the Company also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement, which has been declared effective by the Securities and Exchange Commission, covering resales by holders of the Notes and any common stock issuable upon conversion of such Notes (subject to certain conditions specified in the Registration Rights Agreement). The Company has agreed to use its commercially reasonable efforts to keep the registration statement effective until the earliest of the following has occurred: (i) all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 under the Securities Act; (ii) the holders of the Notes and the shares of the Company’s common stock issuable upon conversion of the Notes that are not affiliates are able to sell all such securities immediately pursuant to Rule 144(k) under the Securities Act; (iii) the date when all of the Notes and shares of common stock issuable upon conversion have ceased to be outstanding; and (iv) October 12, 2008.

The Company will pay predetermined additional interest on notes that are registrable securities if the shelf registration statement is unavailable for periods in excess of those permitted under the indenture. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability at June 28, 2008. In the event the Company would have to pay additional interest under the registration rights agreement, the Company estimates the maximum potential amount at June 28, 2008 to be approximately $0.3 million per year. No amounts are owed, nor have any been recorded for failure to maintain the effectiveness of the registration statement.

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

In the fourth quarter of fiscal 2008, the Company repurchased $4.5 million of the outstanding convertible notes. The difference between the net carrying amount and the repayment of the debt along with the write-off of unamortized fees resulted in an approximate $0.3 million Gain on extinguishment of debt in the Consolidated Statement of Operations. At June 28, 2008, approximately $1.9 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

Foreign Credit Facilities

The Company maintains certain short-term foreign credit facilities. There is a Japanese facility totaling 50.0 million yen (approximately $0.5 million as of June 28, 2008). No amounts were outstanding under this facility as of June 28, 2008 and June 30, 2007. The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs (approximately $1.0 million as of June 28, 2008). As of June 28, 2008 and June 30, 2007, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

Capital Lease Agreements

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of approximately $1.3 million. These leases bore interest at 4.5% to 4.88% and were fully paid by the first quarter of fiscal 2008. At June 30, 2007, the Company had outstanding balances under capital lease agreements entered into in a prior year of approximately $0.1 million.

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. At June 28, 2008, the Company’s outstanding balance under this agreement was approximately $0.6 million, approximately $0.2 million was included in Accrued expenses and other current liabilities and approximately $0.3 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Future minimum lease payments required during fiscal years 2009, 2010, and 2011 are approximately $0.2 million, $0.3 million and $0.1 million, respectively.

Other Line of Credit

The Company had a $2.0 million capital lease line of credit to fund certain capital expenditures that bore interest at an annual rate of 12.2% on outstanding borrowings. The capital lease line of credit was terminated in the second quarter of fiscal 2007. No amounts were outstanding as of June 28, 2008 and June 30, 2007.

13. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 is $4.7 million, $5.2 million, and $5.3 million, respectively.

Less than $0.1 million of compensation cost was capitalized in inventory or any other assets for the year ended June 28, 2008. For the years ended June 30, 2007 and July 1, 2006, no compensation cost was capitalized in inventory or any other assets.

Method of Accounting

On July 3, 2005, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS 123R, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. With the adoption of SFAS 123R, unamortized deferred stock compensation relating to previous grants of non-vested stock of $8.6 million was credited to additional paid-in capital. The Company recorded compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures as required by SFAS 123R. Compensation expense for all share-based compensation awards granted after July 3, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of 4 years. The Company’s estimated forfeiture rate at adoption was based on its historical experience.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits of tax deductions in excess of the book compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the years ended June 28, 2008, June 30, 2007, and July 1, 2006, there were no excess tax benefits recognized resulting from share-based compensation cost.

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

Shares available for grant under all company stock-based plans were 495,660 and 901,008 at June 28, 2008 and June 30, 2007, respectively. These amounts include 285,680 shares at June 28, 2008 and 394,285 at June 30, 2007 under the ESPP Plan.

The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. The lives of the options are generally ten years from the date of grant.

In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan (“1995 Plan”) and adopted the 1998 Plan. As of June 28, 2008, stock options to purchase 901 shares of Common Stock issued pursuant to the 1995 Plan are outstanding and fully vested. Pursuant to the 1998 Plan, each non-employee director receives upon initial election to the Board of Directors either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of Common Stock, subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. In fiscal 2008, the Compensation Committee of the Board of Directors revised the Board compensation such that each non-employee director will receive annually, an immediately vested restricted stock award equal to $95,000, based on the closing price of the Company’s Common Stock on the Annual Shareholder Meeting date, rounded up or down to the nearest hundred shares. The compensation was effective for equity awards granted at the October 31, 2007 Annual Shareholder Meeting, which resulted in 9,700 shares being granted to each non-employee director. Prior to fiscal 2008, each non-employee director received annually, a restricted stock award of 5,000 shares of Common Stock subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. A total of 500,000 shares of Common Stock can be issued during the term of the 1998 Plan. The 1998 Plan expires on October 27, 2010.

The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The aggregate number of shares of Common Stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan is 1,560,167 shares. The 2003 Plan also allows for awards based on performance criteria which awards may then qualify as “performance-

based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. There have been no performance-based awards granted under the 2003 Plan. The 2003 Plan expires on October 29, 2013.

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

Stock Options and Assumptions

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company analyzed its historical forfeiture rate, the remaining lives of unvested options and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the fiscal years ended June 28, 2008, June 30, 2007 (including Catalyst assumed options in fiscal 2007) and July 1, 2006:

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Expected holding period (years)	5.0	3.7	5.0
Risk-free interest rate	2.67% - 4.57%	4.46% -4.91%	3.86% - 4.99%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.8% - 48.6%	32.0% - 54.2%	47.3% - 64.9%
Weighted average fair value of options granted	$3.69	$10.66	$7.64

Changes in the Company’s stock options for the fiscal year ended June 28, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2007	2,012,655	$14.49
Granted	73,400	8.24
Exercised	(42,897)	1.44
Expired	(454,532)	18.95
Forfeited	(90,556)	10.26

Outstanding at June 28, 2008	1,498,070	$13.46	3.65	$827

Vested and expected to vest at June 28, 2008	1,443,938	$13.79	3.39	$813
Exercisable at June 28, 2008	1,329,131	$13.89	3.31	$534

The total intrinsic value of stock options exercised during each of the years ended June 28, 2008, June 30, 2007 and July 1, 2006 was approximately $0.3 million, $0.5 million and $0.5 million, respectively.

As of June 28, 2008, there was approximately $0.7 million, of unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Non-Vested Stock and Assumptions

The fair value of new grants is determined based on the closing price on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods.

The following table summarizes transactions related to non-vested stock for the fiscal year ended June 28, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 30, 2007	647,141	$14.61
Granted	226,317	$8.48
Vested	(312,592)	$14.47
Forfeited	(64,362)	$11.95

Non-vested stock at June 28, 2008	496,504	$12.24

Non-vested stock is included in the issued and outstanding share numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

Of the shares granted, 48,500 shares were issued under the 1998 Plan to non-employee directors and were immediately vested and the remaining 177,817 shares were issued to employees under the 2003 Plan. Of the shares issued to employees, vesting periods are generally four years from the date of grant, however there are certain grants with vesting periods less than four years.

As of June 28, 2008, there was approximately $3.7 million of unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan and Assumptions

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of both June 28, 2008 and June 30, 2007, there is approximately $41,000 of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The ESPP has reserved for issuance an aggregate of 1,060,000 shares of Common Stock and is set to expire on November 30, 2011. The purpose of the ESPP is twofold: first, to encourage stock ownership by employees by establishing a program that permits them to purchase shares of Common Stock on a regular basis through payroll deductions; and second, to offer employees an opportunity, without adverse tax consequences, to purchase stock at a price equal to 85% of the market value on the first or last business day of the offering period. In fiscal 2008, 108,605 shares were issued under the ESPP.

Stock Appreciation Rights and Assumptions

On August 20, 2007, the Board of Directors adopted and approved the 2007 Stock Appreciation Right Plan (the “SAR Plan”). Under the SAR Plan, the Compensation Committee of the Board of Directors may award stock appreciation rights to eligible employees. Each stock appreciation right (“SAR”) awarded represents the right to receive an amount of cash equal to the excess of the fair market value of a share of the Company’s common stock on the date that a participant exercises such right over the fair market value of a share of the Company’ common stock on the date that such SAR was awarded. Awards of SARs will vest in four successive annual installments of 25% of the SARs subject to such award on the anniversary of the date of the grant of such award. The employee will have four years from the date of vesting of an installment in which to exercise such installment. The SAR Plan will terminate on August 20, 2017.

On August 20, 2007, the Company granted 712,000 SARs. The exercise price of the SARs was set at $7.60 per share, which equaled the closing price of the Company’s common stock on the grant date. The fair value at grant date was $3.61, using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors award exercise and employee termination patterns to estimate forfeiture rates. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The expected holding period of SARs represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or other such period that is closest to the expected term of the SARs. At June 28, 2008, 712,000 SARS were outstanding with a weighted average remaining contractual term of 5.65 years and an intrinsic value of approximately $890,000.

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. Based on the fair value of $3.79 per SAR on June 28, 2008 there was approximately $1.9 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.1 years.

The table below presents the assumptions used to remeasure the value of the SARs at June 28, 2008:

June 28, 2008
Expected holding period (years)	4.5
Risk-free interest rate	3.14%
Dividend yield	0.0%
Expected volatility	40.36%
Fair value of SARs granted	$3.79

The fair value of the SARs is liability classified because the awards are payable in cash. As of June 28, 2008, there was approximately $0.6 million of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

14. Common Stock, Treasury Stock and Warrants to Purchase Common Stock

On May 25, 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. During fiscal 2008, the Company purchased 297,523 shares for a total consideration of approximately $2.4 million. During fiscal 2007 and fiscal 2006, respectively, the Company purchased 896,000 shares and 142,283 shares for a total consideration of approximately $10.5 million and $1.9 million. During the year ended June 30, 2007, the Company retired 1.0 million shares of its treasury stock. These shares are authorized but unissued.

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

At July 1, 2006 the Company had outstanding warrants to purchase 28,571 shares of common stock at a purchase price of $17.50 per share. These warrants expired on August 15, 2006. No warrants were exercised during the fiscal years ended June 30, 2007 and July 1, 2006 and there are no warrants outstanding as of June 28, 2008.

15. Net Income (Loss) Per Common Share (EPS)

Basic net income (loss) per common share is net income (loss) divided by the weighted average of common shares outstanding during the period. Diluted net income (loss) per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect of shares from the assumed exercise of dilutive stock options, convertible debt (if dilutive) and non-vested stock using the treasury stock method. The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 (in thousands):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Numerator:
Net income (loss)	$1,712	$(13,207)	$6,573

Denominator:
Weighted average shares outstanding:
Basic	11,749	11,702	12,218
Employee stock options and non-vested stock	258	—	256

Diluted	12,007	11,702	12,474

The computations of diluted EPS for the years ended June 28, 2008, June 30, 2007 and July 1, 2006 do not include approximately 1.7 million, 2.6 million and 1.7 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. For the years ended June 28, 2008 and June 30, 2007, the convertible notes had no impact on diluted EPS because the average share price during the fiscal years was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

16. Stockholder Rights Plan

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

The Board of Directors may redeem the rights at a price of $0.001 per right up until 10 days following a public announcement that any person or group has acquired 15% or more of LeCroy’s Common Stock. The rights will expire on November 2, 2008, unless redeemed prior to that date. The rights plan had no impact on the financial position or results of operations of the Company.

17. Employee Benefit Plans

The Company has an employee 401(k) savings plan. It is a trusted, employee 401(k) savings plan for eligible U.S. employees under which it contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee’s eligible compensation, as defined. For the fiscal years 2008, 2007 and 2006, the Company has expensed approximately $0.5 million, $0.6 million and $0.6 million, respectively, in matching contributions to this plan.

The Company’s subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee’s earnings, as defined, currently ranging from 4.6% to 8.4%. The Company makes a matching contribution based also upon a percentage of the employee’s earnings, as defined, currently ranging from 5.4% to 9.6%. For fiscal 2008, 2007 and 2006, the Company has expensed $0.5 million, $0.5 million, and $0.4 million, respectively, in matching contributions to this plan.

18. Segment Reporting and Geographic Information

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	June 28, 2008	June 30, 2007	July 1, 2006
North America	$52,883	$50,891	$51,795
Europe/Middle East	57,982	51,899	48,767
Japan	12,125	16,929	22,043
Asia/Pacific	37,496	31,581	37,931

Total revenues	$160,486	$151,300	$160,536

Total assets by geographic area are as follows:

	June 28, 2008	June 30, 2007
North America	$207,572	$211,264
Europe/Middle East	13,430	13,263
Japan	1,135	2,813
Asia/Pacific	4,849	3,979

Total assets	$226,986	$231,319

Total long-lived assets (1) by geographic area are as follows:

	June 28, 2008	June 30, 2007
North America	$20,218	$19,671
Europe/Middle East	892	513
Japan	232	95
Asia/Pacific	341	60

Total long-lived assets	$21,683	$20,339

(1)	Long-lived assets presented in the table above include only Property, plant and equipment, net.

No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. Revenues attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2008 include the United States (approximately $48.4 million) and Germany (approximately $21.3 million). In fiscal 2007, the United States and Germany accounted for approximately $50.9 million and $16.7 million, respectively and in fiscal 2006, the United States and Germany accounted for approximately $46.0 million and $17.3 million, respectively.

19. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements (See Note 3 — Business Realignment, Restructuring Initiatives and Related Asset Impairments for additional information), supplier agreements, operating leases, capital leases and convertible note obligations (See Note 12 — Long Term Debt and Capital Leases for additional information).

Operating Leases and Supplier Agreements

Operating leases covering plant, certain office facilities and equipment expire at various dates in the future. Future minimum annual lease payments required during fiscal years 2009, 2010, 2011, 2012, 2013 and thereafter, under non-cancelable operating leases having an original term of more than one year, are approximately $2.0 million, $1.1 million, $0.4 million, $0.1 million, $0.1 million and zero, respectively. Aggregate rental expense on non-cancelable operating leases for the fiscal years ended 2008, 2007 and 2006 approximated $2.7 million, $2.6 million and $2.1 million, respectively.

As of June 28, 2008, the Company is committed to purchase approximately $0.5 million of inventory from suppliers.

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

In May 1999, LeCroy, Digitech and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. That insurance policy names both LeCroy and Digitech as insured parties. The current owners of the Ridgefield Site also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site also agreed to hold both LeCroy and Digitech harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site.

In August 2000, the Company closed the sale of the assets and business of its Vigilant Networks, Inc. subsidiary (“Vigilant”) and a portion of the assets and business of its Digitech subsidiary for gross proceeds of $12.0 million. The remaining business of Digitech was classified as discontinued operations. The Company has accrued retained liabilities from discontinued operations of $0.2 million after the sale of the Vigilant business and the residual assets of Digitech, which amount is recorded in Accrued expenses and other current liabilities on the June 28, 2008 and June 30, 2007 Consolidated Balance Sheets.

Legal

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial position or cash flows.

20. Related Party Transactions

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

On July 19, 2005 the Compensation Committee of the Board of Directors approved a $0.3 million retention bonus to Mr. Reslewic. This retention bonus requires Mr. Reslewic to remain an employee for five years. If Mr. Reslewic terminates his employment earlier than five years, he will be required to repay the bonus in full. The retention bonus is being amortized over five years on a straight line basis as compensation expense. At June 28, 2008, a total of approximately $0.1 million remains on the Consolidated Balance Sheet, included in Other current assets and Other non-current assets.

In conjunction with the Catalyst acquisition, the Company issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, the former sole shareholder of Catalyst and current employee of the Company. In fiscal 2008, the note was fully repaid.

21. Derivative Instruments

The Company has or had the following derivative instruments:

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 12 — Long-term Debt and Capital Leases for additional information), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with M&T Bank, the purpose of which was to protect against rising interest rates during the term of the Credit Agreement.

On October 16, 2006 in conjunction with the repayment of the term loan (See Note 12 — Long-term Debt and Capital Leases for additional information), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was approximately $0.3 million for fiscal 2007 and $0.1 million for fiscal 2006 and is recognized in Interest expense in the Consolidated Statements of Operations.

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

During fiscal 2008, 2007 and 2006, foreign currency losses on these derivatives and on transactions denominated in other than their functional currencies, were approximately $0.6 million, $0.3 million and $0.3 million, respectively. At June 28, 2008 and June 30, 2007, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $16.3 million and $12.9 million, respectively.

22. Iwatsu Settlement/Purchase Agreement

On March 22, 2006, the Company completed a purchase and settlement agreement with Iwatsu Electric Company, Ltd. (“Iwatsu”) for a total of approximately $3.6 million, which included the settlement of an underlying dispute between the Company and Iwatsu relating to the ownership of intellectual property contained in Iwatsu’s ViewGo product line, a non-compete agreement, whereby Iwatsu agreed not to engage in competition with the Company for a period of ten years, and the purchase of certain other intellectual property rights unrelated to the ViewGo product line. The Company obtained an independent third-party appraisal to value these elements of the Iwatsu agreement. As a result of the appraisal, in fiscal 2006, the Company expensed approximately $2.8 million of the total purchase price as a legal settlement. An approximate $0.8 million was recorded as intangible assets of which $0.5 million is being amortized over the 10-year estimated life of the non-compete agreement and $0.3 million is being amortized over the 7-year estimated useful life of the acquired intellectual property assets. The ViewGo product line was re-engineered by the Company and launched as the WaveJet family of products during the third quarter of fiscal 2006.

During the fiscal years ended 2008, 2007 and 2006, approximately $0.1 million, $0.1 million and $31,000, respectively was amortized to Cost of revenues in the Consolidated Statement of Operations related to the Iwatsu acquired intangibles.

23. Unaudited Quarterly Results of Operations

The Company has quarterly periods ending on the Saturday closest to the end of the month. Summarized unaudited quarterly operating results for fiscal years 2008 and 2007 are as follows (in thousands, except per share data):

	Quarters Ended
	Fiscal Year 2008				Fiscal Year 2007
	June 28, 2008	Mar. 29, 2008	Dec. 29, 2007	Sept. 29, 2007	June 30, 2007	Mar. 31, 2007	Dec. 30, 2006	Sept. 30, 2006
Revenues
Test and measurement products(1)	$38,646	$37,761	$38,177	$36,493	$35,114	$37,298	$35,948	$34,884
Service and other(1)	2,013	2,793	2,396	2,207	1,687	2,044	2,168	2,157

Total revenues	40,659	40,554	40,573	38,700	36,801	39,342	38,116	37,041
Cost of revenue	19,075	17,811	16,855	16,391	17,778	18,524	18,294	14,823

Gross profit	21,584	22,743	23,718	22,309	19,023	20,818	19,822	22,218
Selling, general and administrative expenses	13,476	13,121	13,769	12,735	12,777	15,065	14,681	12,846
Research and development expenses	8,379	8,113	7,629	7,277	8,108	8,080	12,845	7,652
Reimbursement from escrow account	—	(240)	—	—	—	—	—	—

Operating (loss) income	(271)	1,749	2,320	2,297	(1,862)	(2,327)	(7,704)	1,720
Other expense, net	(774)	(1,031)	(1,227)	(1,295)	(1,093)	(1,677)	(1,706)	(789)

(Loss) income before income taxes	(1,045)	718	1,093	1,002	(2,955)	(4,004)	(9,410)	931
Benefit (provision) for income taxes	235	(65)	112	(338)	730	69	1,754	(322)

Net (loss) income	$(810)	$653	$1,205	$664	$(2,225)	$(3,935)	$(7,656)	$609

Net (loss) income per common share:
Basic	$(0.07)	$0.06	$0.10	$0.06	$(0.19)	$(0.34)	$(0.67)	$0.05
Diluted	$(0.07)	$0.05	$0.10	$0.06	$(0.19)	$(0.34)	$(0.67)	$0.05
Weighted average number of shares:
Basic	11,717	11,763	11,785	11,730	11,601	11,499	11,492	12,217
Diluted	11,717	12,032	12,056	11,913	11,601	11,499	11,492	12,459

(1)	Certain reclassifications have been made to current year quarters and prior year quarters to conform to the June 28, 2008 quarter presentation.

Schedule II

LeCROY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Deductions/ Other	Balance at End of Period
Year ended July 1, 2006:
Net accounts receivable reserves(a)	380	94	(16)	458
Allowance for excess and obsolete inventory	1,086	543	—	1,629
Valuation allowance on deferred tax assets	350	—	(92)	258
Year ended June 30, 2007:
Net accounts receivable reserves(a)	458	576	(152)	882
Allowance for excess and obsolete inventory	1,629	1,823	(791)	2,661
Valuation allowance on deferred tax assets	258	1,443	(46)	1,655
Year ended June 28, 2008:
Net accounts receivable reserves(a)	882	(134)	(6)	742
Allowance for excess and obsolete inventory	2,661	2,418	(542)	4,537
Valuation allowance on deferred tax assets(b)	1,655	(18)	98	1,735

(a)	The change in balances includes uncollectible accounts receivable written-off and change in sales return estimates.

(b)	The change in balances (Deductions/Other) includes an increase in the deferred tax valuation allowance due to the adoption of FIN 48 as of 7/1/07.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control over Financial Reporting.” In addition, KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of internal control over financial reporting as of June 28, 2008 and has issued their report thereon, also included in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting is effective as of June 28, 2008. In addition, KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of internal control over financial reporting as of June 28, 2008 and has issued their report thereon. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited LeCroy Corporation’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LeCroy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LeCroy Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 28, 2008, June 30, 2007, and July 1, 2006, and our report dated September 9, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

September 9, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be contained in the section captioned “Structure of the Board of Directors” and “Compensation of Non-Named Executive Officer Directors” of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”), which is scheduled to be held October 29, 2008. Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. Those portions of the 2008 Proxy Statement are incorporated herein by reference. The discussion of our executive officers is included in Item 1, Part I of this report under “Executive Officers of the Registrant.”

The Company has adopted a code of ethics entitled “Revised Principles of Business Conduct Policy,” which applies to its officers, directors and employees. A copy is available to any person without charge upon written request to:

LeCroy Corporation

Attention: Investor Relations

700 Chestnut Ridge Road

Chestnut Ridge, New York 10977

ITEM 11.	EXECUTIVE COMPENSATION

A description of the compensation of our executive officers will be contained in the section captioned “Executive Officer Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

A description of our equity compensation plans will be contained in the section captioned “Executive Officer Compensation” of the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the principal accounting fees and services will be contained in the section captioned “Principal Accounting Fees and Services” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1)	Financial Statements — See Index to Consolidated Financial Statements at Part II, Item 8 of this report.
(a) (2)	Financial Statement Schedules — See Index to Consolidated Financial Statements at Part II, Item 8 of this report (Schedule II).

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

(a) (3)	Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of September 29, 2006, among the Registrant, 2006 Franklin Congress Corporation, Catalyst Enterprises, Inc., and Nader Salehomoum, filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

3.2	Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.

3.3	By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

3.4	Second Amendment to the By-Laws of Registrant, adopted on December 10, 2007, filed as Exhibit 3.01 to Form 8-K filed on December 11, 2007.

4.1	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.2	Registration Rights Agreement dated October 12, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.3	Indenture dated October 12, 2006, between LeCroy Corporation, as issuer, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

10.1	Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.

10.2	LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.3	Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

Exhibit Number	Description
10.4	LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.5	LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.6	LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 18, 1998.

10.7	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.8	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.9	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 26, 2003.*

10.10	Form of Restricted Stock Purchase Agreement, filed as Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

10.11	LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on September 26, 2003.*

10.12	LeCroy Corporation’s 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.13	Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.14	Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15	Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.16	Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.17	Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.18	Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.19	Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.20	Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.21	Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.22	Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.23	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

Exhibit Number	Description
10.24	Employment Agreement, dated August 13, 2001, between the Registrant and R. Scott Bausback, filed as Exhibit 10.38 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference.*

10.25	Separation Agreement, dated August 19, 2004, between the Registrant and R. Scott Bausback, filed as Exhibit 10.50 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.26	Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.27	Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.28	Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.29	Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.30	Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.31	Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.32	Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit 10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.33	Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.34	Amendment No. 2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.40 to Form 10-Q filed on May 10, 2006, incorporated herein by reference.

10.35	Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.36 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.36	Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.37 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.37	Amendment No. 5 to Credit Agreement, dated as of December 29, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on December 29, 2006, incorporated herein by reference.

10.38	Catalyst Enterprises, Inc. 2005 Stock Option Plan, filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

10.39	Amendments to Catalyst Enterprises, Inc. 2005 Stock Option Plan filed as Exhibit 10.2 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

Exhibit Number	Description
10.40	Credit Agreement, dated as of March 30, 2007, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on April 4, 2007, incorporated herein by reference.

10.41	First Modification and Lender Joinder Agreement, dated as of April 26, 2007, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.42	Assignment and Acceptance, dated as of April 26, 20007, between Manufacturers and Traders Trust Company and North Fork Bank, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.43	Stock Appreciation Right Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.44	Stock Appreciation Right Grant Agreement, filed as Exhibit 10.2 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.45	Second Modification Agreement, dated as of May 7, 2008, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 8, 2008, incorporated herein by reference.

10.46	LeCroy Corporation Amended and Restated 2007 Stock Appreciation Right Plan.*

14.1	Revised Code of Ethics-Principles of Business Conduct dated December 14, 2005, filed as Exhibit 14.1 to Form 10-K for the fiscal year ended July 1, 2006, incorporated herein by reference.

18.1	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm.

21.1	Subsidiaries of LeCroy Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LeCroy CORPORATION

Date: September 9, 2008	By	/s/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer,
Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES A. DICKINSON Charles A. Dickinson	Chairman of the Board of Directors	September 9, 2008

/s/ THOMAS H. RESLEWIC Thomas H. Reslewic	President, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2008

/s/ SEAN B. O’CONNOR Sean B. O’Connor	Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	September 9, 2008

/s/ ROBERT E. ANDERSON Robert E. Anderson	Director	September 9, 2008

/s/ WALTER O. LECROY, JR. Walter O. LeCroy, Jr.	Director	September 9, 2008

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Director	September 9, 2008

/s/ WILLIAM G. SCHEERER William G. Scheerer	Director	September 9, 2008

/s/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Director	September 9, 2008