Form 10-Q
period 2008-09-27
LECROY CORP
filed 2008-11-05
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 3, 2008
Common stock, par value $.01 share	12,266,653

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and WaveAce™ are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	September 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,695	$10,224
Accounts receivable, net of reserves of $720 and $742 at September 27, 2008 and June 28, 2008, respectively	32,591	33,274
Inventories, net	35,372	32,886
Other current assets	11,104	10,214

Total current assets	86,762	86,598

Property, plant and equipment, net	21,629	21,683
Goodwill	105,771	105,771
Other non-current assets	11,951	12,934

Total assets	$226,113	$226,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,194	$22,280
Accrued expenses and other current liabilities	19,196	19,201
Current portion of bank debt	2,500	—

Total current liabilities	42,890	41,481

Convertible notes	59,350	62,000
Deferred revenue and other non-current liabilities	4,470	4,545

Total liabilities	106,710	108,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of September 27, 2008 and June 28, 2008)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,653,998 issued at September 27, 2008 and 12,656,899 shares issued at June 28, 2008)	127	127
Additional paid-in capital	114,174	113,693
Accumulated other comprehensive income	2,102	3,451
Retained earnings	5,637	4,102
Treasury stock, at cost (325,687 and 297,523 shares at September 27, 2008 and June 28, 2008, respectively)	(2,637)	(2,413)

Total stockholders’ equity	119,403	118,960

Total liabilities and stockholders’ equity	$226,113	$226,986

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended
In thousands, except per share data	September 27, 2008	September 29, 2007
Revenues:
Test and measurement products	$38,446	$36,493
Service and other	2,278	2,207

Total revenues	40,724	38,700

Cost of revenues	17,690	16,440

Gross profit	23,034	22,260

Operating expenses:
Selling, general and administrative	12,583	12,372
Research and development	7,803	7,591

Total operating expenses	20,386	19,963

Operating income	2,648	2,297

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	252	—
Interest income	35	73
Interest expense	(883)	(1,143)
Other, net	256	(225)

Other expense, net	(340)	(1,295)

Income before income taxes	2,308	1,002
Provision for income taxes	773	338

Net income	$1,535	$664

Net income per common share:
Basic	$0.13	$0.06
Diluted	$0.13	$0.06

Weighted average number of common shares:
Basic	11,881	11,730
Diluted	12,077	11,913

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
In thousands	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,535	$664
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,552	1,826
Share-based compensation	877	1,164
Amortization of debt issuance costs	164	176
Deferred income taxes	(40)	(47)
Gain on extinguishment of convertible debt, net of issue cost write-off	(252)	—
Change in operating assets and liabilities:
Accounts receivable	(218)	(1,724)
Inventories	(2,859)	1,342
Other current and non-current assets	(512)	(211)
Accounts payable, accrued expenses and other liabilities	(806)	(4,152)

Net cash used in operating activities	(559)	(962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,196)	(558)

Net cash used in investing activities	(1,196)	(558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	2,500	—
Repurchase of convertible notes	(2,774)	—
Payments made on capital leases	(57)	(119)
Proceeds from employee stock purchase and option plans	—	18
Purchase of treasury shares	(127)	(216)

Net cash used in financing activities	(458)	(317)

Effect of exchange rate changes on cash and cash equivalents	(316)	182

Net decrease in cash and cash equivalents	(2,529)	(1,655)
Cash and cash equivalents at beginning of the period	10,224	10,448

Cash and cash equivalents at end of the period	$7,695	$8,793

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$41	$293
Income taxes	280	145
Non-cash transactions:
Transfer of inventory into property, plant and equipment	292	640
Treasury stock purchased but unpaid	97	118
Stock options exercised by employee but unpaid	—	10

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation and Use of Estimates

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. The accompanying Consolidated Balance Sheet as of June 28, 2008 has been derived from those audited Consolidated Financial Statements. Inter-company transactions and balances have been eliminated in consolidation. The Company’s fiscal periods end on the Saturday closest to the end of the period, which resulted in reporting periods ended on September 27, 2008, September 29, 2007 and June 28, 2008.

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

Change in Accounting Policy for Classification of Certain Shipping and Handling Costs

The Company’s shipping and handling costs associated with transporting its products to customers were previously recorded as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. In accordance with Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” the Company disclosed the amount of these shipping and handling costs that were included as Selling, general and administrative expenses (“SG&A”) in the notes to our Consolidated Financial Statements on Form 10-K.

Beginning in fiscal 2009, the Company changed its accounting policy to classify certain shipping and handling costs as Cost of revenues in the Consolidated Statement of Operations. The amounts classified as Cost of revenues represent shipping and handling costs associated with the distribution of finished product from their point of manufacturing directly to our customers, distributors and wholly-owned international subsidiaries. Management believes that the classification of these shipping and handling costs as Cost of revenues better reflects the cost of producing and distributing its products and aligns our external financial reporting with the results used internally to evaluate the Company’s operational performance. Shipping and handling costs associated with the transportation of demonstration units shipped to sales personnel and customers, as well as distribution costs associated with servicing the Company’s international customers through its foreign sales offices are recorded as SG&A, as they are considered direct selling expenses.

For purposes of comparability, approximately $0.4 million of shipping and handling costs previously classified as SG&A for the prior quarter ended September 29, 2007 has been reclassified to Cost of revenues to apply the new policy. This change in accounting principle and reclassification had no impact on operating income, net income, or earnings per share.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended September 27, 2008 and September 29, 2007 is approximately $0.9 million and $1.2 million, respectively.

Stock Options and Assumptions

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the quarter ended September 27, 2008 and September 29, 2007:

	Quarter Ended September 27, 2008	Quarter Ended September 29, 2007
Expected holding period (years)	5.0	5.0
Risk-free interest rate	3.23%	4.03% - 4.57%
Dividend yield	0.0%	0.0%
Expected volatility	41.12%	47.54% - 48.64%
Weighted average fair value of options granted	$3.48	$3.60

Changes in the Company’s stock options for the quarter ended September 27, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	1,498,070	$13.46

Granted	2,500	$8.55
Exercised	(75)	$2.24
Expired	(1,689)	$12.52
Forfeited	(6,498)	$11.88

Outstanding at September 27, 2008	1,492,308	$13.46	3.36	$628

Vested and expected to vest at September 27, 2008	1,470,151	$13.70	3.25	$626

Exercisable at September 27, 2008	1,363,366	$13.62	3.11	$581

The total intrinsic value of stock options exercised during the quarter ended September 27, 2008 was nearly zero compared to approximately $0.2 million during the quarter ended September 29, 2007.

As of September 27, 2008, there was approximately $0.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 1.8 years. Less than $0.1 million of compensation cost was capitalized in inventory or any other assets for the quarters ended September 27, 2008 and September 29, 2007.

Non-Vested Stock and Assumptions

The fair value of new grants is determined based on the closing price on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period.

The following table summarizes transactions related to non-vested stock for the quarter ended September 27, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 28, 2008	496,504	$12.24

Granted	—	$—
Vested	(39,976)	$12.19
Forfeited	(2,976)	$8.89

Non-vested stock at September 27, 2008	453,552	$12.27

Non-vested stock is included in the issued numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

As of September 27, 2008, there was approximately $3.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 2.3 years.

Employee Stock Purchase Plan and Assumptions

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of September 27, 2008 and June 28, 2008, there was approximately $0.1 million and $41,000, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Stock Appreciation Rights and Assumptions

On August 20, 2007, the Board of Directors adopted and approved the 2007 Stock Appreciation Right Plan (the “SAR Plan”); as amended on September 19, 2008. Under the SAR Plan, the Compensation Committee of the Board of Directors may award stock appreciation rights to eligible employees. Each stock appreciation right (a “SAR”) awarded represents the right to receive an amount of cash equal to the excess of the fair market value of a share of the Company’s common stock on the date that a participant exercises such right over the fair market value of a share of the Company’s common stock on the date that such SAR was awarded. Awards of SARs will vest in four successive annual installments of 25% of the SARs subject to such award on the anniversary of the date of the grant of such award. The employee has four years from the date of vesting of an installment in which to exercise such installment. The Plan will terminate on August 20, 2017.

The fair value of SARs granted is estimated on the date of grant and remeasured at each reporting period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors award exercise and employee termination patterns to estimate forfeiture rates. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current period. The expected holding period of SARs represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or other such period that is closest to the expected term of the SARs.

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At September 27, 2008, there was approximately $6.1 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.6 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended September 27, 2008	Quarter Ended September 29, 2007
Expected holding period (years)	4.5 - 5.0	5.0
Risk-free interest rate	2.76% - 3.09%	4.23%
Dividend yield	0.0%	0.0%
Expected volatility	40.0% - 41.0%	47.13%
Weighted average fair value of SARs granted and outstanding	$3.06	$3.40

The fair value of the SARs is liability classified because the awards are payable in cash. As of September 27, 2008 and June 28, 2008, there was approximately $0.9 million and $0.6 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter ended September 27, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	712,000	$7.60

Granted	1,744,000	$8.06

Outstanding at September 27, 2008	2,456,000	$7.93	6.08	$164

Vested and expected to vest at September 27, 2008	2,281,847	$7.92	6.03	$156

Exercisable at September 27, 2008	178,000	$7.60	3.90	$41

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “Accounting for Leases”. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.1 million for the quarter ended September 27, 2008 and September 29, 2007.

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

Service and other revenue

Service and other revenue includes extended warranty contracts, software maintenance agreements, repairs and calibrations performed on instruments after the expiration of their normal warranty period and direct service accessories and packages. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibration services and recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

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

4. Business Realignment Initiatives

Fiscal 2008

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of September 27, 2008, approximately $0.1 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2009.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of September 27, 2008, approximately $0.6 million has been paid in cash and substantially no accrual remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2007

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to July 1, 2006. As of September 27, 2008, approximately $1.6 million has been paid in cash and no accrual remains.

5. Derivatives and Fair Value

Derivatives

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company’s foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other, net in the Consolidated Statements of Operations. The Company does not use derivative financial instruments for trading or other speculative purposes.

The Company enters into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized currently in Other, net in the Consolidated Statement of Operations.

The net gains or losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net gains of approximately $0.3 million for the quarter ended September 27, 2008 as compared to net losses of $0.2 million for the quarter ended September 29, 2007. These amounts are included in Other, net in the Consolidated Statements of Operations. At September 27, 2008 and June 28, 2008, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $17.3 million and $16.3 million, respectively.

Fair Value

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The provisions of SFAS 159 were effective beginning in fiscal 2009 and the Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value, in accordance with accounting principles generally accepted in the United States.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The provisions of SFAS 157 were effective beginning in fiscal 2009. However, the FASB deferred the effective date of SFAS 157, until the beginning of the Company’s 2010 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill and other long-lived assets. The Company adopted the provisions of SFAS 157 at the beginning of its fiscal 2009 year for financial assets and liabilities and its adoption did not have a material impact on the consolidated financial position or results of operations. Management is currently evaluating the effect that adoption of SFAS 157 for its non-financial assets and liabilities will have on the Company’s consolidated financial position and results of operations.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 27, 2008, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange futures	$71	—	$71	—

Liabilities:
Foreign exchange futures	$19	—	$19	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices.

6. Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	September 27, 2008	September 29, 2007
Net income	$1,535	$664
Foreign currency translation (loss) gain	(1,349)	623

Comprehensive income	$186	$1,287

7. Accounts Receivable, net

The allowance for doubtful accounts and sales returns was approximately $0.7 million as of September 27, 2008 and June 28, 2008.

8. Inventories, net

Inventories are stated at the lower of cost (first-in, first-out method) or market, with the exception of demonstration units. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	September 27, 2008	June 28, 2008
Raw materials	$9,556	$9,581
Work in process	7,413	6,008
Finished goods	18,403	17,297

	$35,372	$32,886

The value of demonstration units included in finished goods was approximately $11.6 million and $10.3 million at September 27, 2008 and June 28, 2008, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory (raw materials and work in progress), included above, amounted to approximately $3.6 million and $4.5 million at September 27, 2008 and June 28, 2008, respectively.

9. Other Current Assets

Other current assets consist of the following (in thousands):

	September 27, 2008	June 28, 2008
Deferred tax assets, net	$6,186	$5,506
Prepaid taxes	48	249
Other receivables	1,700	1,695
Value-added tax receivable	841	664
Other	2,329	2,100

	$11,104	$10,214

10. Goodwill and Other Non-current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	September 27, 2008	June 28, 2008
Goodwill	$105,771	$105,771

Intangibles, net	$823	$972
Deferred tax assets, net	8,546	9,186
Deferred financing costs on convertible note	1,717	1,920
Other	865	856

	$11,951	$12,934

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

As a result of the decline in the Company’s stock price since June 28, 2008, which affected the Company’s market capitalization, the Company updated its goodwill impairment test as of September 27, 2008 to assess whether a potential impairment of the Company’s recorded goodwill existed. As of September 27, 2008, the fair value of the Company’s reporting unit was determined to be approximately $138.3 million, using a 30% control premium, which exceeded the carrying amount by approximately $18.9 million, or 16%. A 30% control premium was utilized in the Company’s goodwill impairment testing. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to the Company’s business.

Other Non-Current Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	September 27, 2008	June 28, 2008
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(7,865)	(7,729)

Net carrying amount		$431	$567

Patents and other intangible assets	5.9 years	$1,592	$1,592
Accumulated amortization		(1,200)	(1,187)

		$392	$405

Net carrying amount		$823	$972

Amortization expense for intangible assets, all with finite lives, was approximately $0.1 million and $0.5 million for the quarter ended September 27, 2008 and September 29, 2007, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27, 2008	June 28, 2008
Compensation and benefits, including severance	$7,024	$7,573
Income taxes	367	114
Warranty	1,333	1,313
Deferred revenue, current portion	1,299	1,421
Accrued interest on debt	1,216	598
Retained liabilities from discontinued operations	160	160
Convertible notes (a)	5,500	5,500
Capital leases	239	234
Other current liabilities	2,058	2,288

	$19,196	$19,201

(a)	This represents an estimate of the amount of convertible notes that the Company intends to repurchase during the next twelve months based on several factors such as market conditions, available cash and any other potential risks and opportunities the Company may encounter at the respective period end dates.

12. Warranties

The Company provides a warranty on its products, generally extending between one and three years after delivery and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability and, for certain new products, published (by a third party) expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. The Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues.

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the quarters ended September 27, 2008 and 2007 (in thousands):

	Quarter ended
	September 27, 2008	September 29, 2007
Balance at beginning of period	$1,313	$1,190
Accruals for warranties entered into during the period	235	172
Warranty costs incurred during the period	(215)	(177)

Balance at end of period	$1,333	$1,185

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

13. Debt and Capital Leases

Credit Agreement

The Company has a $50.0 million senior, secured, four-year credit agreement which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Credit Agreement will expire on July 15, 2011, unless, in the absence of any default it is extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes. As of September 27, 2008, the Company has borrowed $2.5 million against the credit facility and nothing against the letter of credit subfacility or the swingline loan subfacility.

Borrowings under the credit facility bear interest at variable rates equal to, at LeCroy’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% plus an applicable margin based on LeCroy’s leverage ratio or (2) LIBOR plus an applicable margin based on LeCroy’s leverage ratio. In addition, LeCroy must pay commitment fees during the term of the Credit Agreement at rates dependent on LeCroy’s leverage ratio.

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of September 27, 2008, the Company was in compliance with its financial covenants.

Convertible Debt

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of the Company’s existing and future secured indebtedness; (ii) equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of the Company’s existing and future subordinated indebtedness. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

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

In the first quarter of fiscal 2009, the Company repurchased approximately $2.6 million of the outstanding convertible notes, leaving a balance of approximately $64.9 million at September 27, 2008. As of September 27, 2008, the market value of the convertible notes was approximately $55.6 million, which includes both the short term and long term amounts of the outstanding Notes. At September 27, 2008, it is the Company’s intent to repurchase approximately $5.5 million of the outstanding notes during the next twelve months, based on several factors such as market conditions, available cash and any other potential risks and opportunities the Company may encounter. As such, $5.5 million related to the Notes was included in Accrued expenses and other current liabilities and approximately $59.4 million was included in Convertible notes on the Consolidated Balance Sheet. The difference between the amount paid to repurchase the debt and the net carrying amount and the write-off of unamortized fees resulted in an approximate $0.3 million gain on extinguishment of debt in the Consolidated Statement of Operations. At September 27, 2008 approximately $1.7 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. At September 27, 2008, the Company’s outstanding balance under this agreement was approximately $0.5 million, approximately $0.2 million was included in Accrued expenses and other current liabilities and approximately $0.3 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company also maintains certain short-term credit facilities. There is a Japanese facility totaling 50.0 million yen for which no amounts were outstanding at September 27, 2008. Additionally, the Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at September 27, 2008. These balances remain unchanged from June 28, 2008.

14. Commitments and Contingencies

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.7 million related to operating leases as of September 27, 2008 and approximately $0.6 million as of September 29, 2007.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Treasury Stock

In May 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. To date, the Company has purchased approximately 1.4 million shares under the plan for a total consideration of approximately $15.0 million. In the first quarter of fiscal 2009, 28,164 shares were repurchased at a weighted average price of approximately $7.96 per share.

16. Net Income Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net income per common share computations for the quarters ended September 27, 2008 and September 29, 2007:

	Quarter ended
	September 27, 2008	September 29, 2007
Numerator:
Net income	$1,535	$664

Denominator:
Weighted average shares outstanding:
Basic	11,881	11,730
Employee stock options and non-vested stock	196	183

Diluted	12,077	11,913

The computations of diluted EPS for the quarters ended September 27, 2008 and September 29, 2007 do not include approximately 1.4 million and 1.9 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on diluted EPS because the average share price during both quarters was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income tax rate for the quarter ended September 27, 2008 was 33.5%, compared to an effective income tax rate of 33.7% for the quarter ended September 29, 2007. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At September 27, 2008, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.4 million of which approximately $2.7 million are reflected as a non-current liability and approximately $7.7 million are reflected as a reduction of gross deferred tax assets. Approximately $7.8 million of the unrecognized tax benefits would impact the effective tax rate if recognized, and approximately $2.6 million of the unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized.

The Company believes it is reasonably possible that approximately $1.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and will impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of September 27, 2008, the total amount of accrued interest before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal and foreign income tax purposes, fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“The Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit which expired on December 31, 2007 to December 31, 2009. As a result, the Company is in the process of assessing the tax impact of this extension.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended
	September 27, 2008	September 29, 2007,
North America	$11,501	$13,173
Europe/Middle East	15,451	12,779
Japan	2,815	3,142
Asia/Pacific	10,957	9,606

Total revenues	$40,724	$38,700

Total assets by geographic area are as follows:

	September 27, 2008	June 28, 2008
North America	$208,937	$207,572
Europe/Middle East	12,790	13,430
Japan	1,043	1,135
Asia/Pacific	3,343	4,849

Total assets	$226,113	$226,986

Total Property, plant and equipment, net by geographic area are as follows:

	September 27, 2008	June 28, 2008
North America	$20,397	$20,218
Europe/Middle East	771	892
Japan	214	232
Asia/Pacific	247	341

Total long-lived assets	$21,629	$21,683

19. New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 was effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and its adoption did not have an impact on Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. This statement establishes the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. Further, it requires that acquisition-related costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effect that adoption of SFAS 141R will have on the Company’s consolidated financial position and results of operations.

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

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and requires retrospective application. Management is currently evaluating the effect that adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations, which is expected to be material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements, Notes and MD&A included in our Annual Report filed on Form 10-K for the fiscal year ended June 28, 2008. Our discussion and analysis is an integral part of understanding our financial results. Also refer to “Basis of Presentation and Use of Estimates” in the Notes to the Consolidated Financial Statements.

Our Critical Accounting Policies and Estimates

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

The accounting policies that we believe are the most critical to understanding and evaluating our reported financial results include: revenue recognition; reserves on accounts receivable; allowance for excess and obsolete inventory; uncertain tax positions; valuation of deferred tax assets; valuation of long-lived and intangible assets; valuation of goodwill; estimation of warranty liabilities and share-based compensation expense.

As a result of the decline in the Company’s stock price since June 28, 2008, which affected our market capitalization, we updated our goodwill impairment test as of September 27, 2008 to identify whether a potential impairment of the Company’s recorded goodwill existed. As of September 27, 2008, the estimated fair value of our single reporting unit exceeded its carrying value, including goodwill. No impairment was noted as of September 27, 2008. However, in light of the current economic conditions, we will continue to closely monitor the valuation of goodwill throughout fiscal 2009.

Our Business Risks

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

•	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), as it relates to non-financial assets.

See Note 19 “New Accounting Pronouncements” and Note 5 - “Derivatives and Fair Value” for additional information on recent pronouncements adopted and not yet adopted as well as pronouncements related to fair value measures.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter ended September 27, 2008 and September 29, 2007.

	Quarter ended
(Unaudited)	September 27, 2008	September 29, 2007
Revenues:
Test and measurement products	94.4%	94.3%
Service and other	5.6	5.7

Total revenues	100.0	100.0
Cost of revenues	43.4	42.5

Gross profit	56.6	57.5

Operating expenses:
Selling, general and administrative	30.9	32.0
Research and development	19.2	19.6

Total operating expenses	50.1	51.6

Operating income	6.5	5.9

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	0.6	—
Interest income	0.1	0.2
Interest expense	(2.1)	(2.9)
Other, net	0.6	(0.6)

Other expense, net	(0.8)	(3.3)

Income before income taxes	5.7	2.6
Provision for income taxes	1.9	0.9

Net income	3.8%	1.7%

Comparison of the Quarter Ended September 27, 2008 and September 29, 2007

Total revenues were approximately $40.7 million for the quarter ended September 27, 2008, compared to $38.7 million for the prior period quarter, representing an increase of approximately 5.2%, or $2.0 million, as a result of increased sales of Test and measurement products. Foreign currency fluctuations also increased total revenues by approximately $1.0 million in the first quarter of fiscal 2009 as compared to the same period last year. The increase in Test and measurement products was driven by increased oscilloscope product shipments due to the launch of our new oscilloscope products as well as our improved channel effectiveness and growth in our European scope business. These increases were slightly offset by decreases in protocol product shipments, as the next-generation standards we had traditionally focused on are not being adopted as fast as we had anticipated.

Service and other revenues consist primarily of service revenue and license and maintenance fees. Service and other revenues were approximately $2.3 million for the quarter ended September 27, 2008, representing an increase of approximately 3.2% or $0.1 million, compared to approximately $2.2 million in the prior period quarter. The increase was the result of an improved distribution channel and positive foreign currency impact, along with a continued focus on opportunities to add value to our products.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total revenues were:

	September 27, 2008	percentage	September 29, 2007	percentage
	($000)		($000)
North America	$11,501	28.2%	$13,173	34.0%
Europe/Middle East	15,451	38.0	12,779	33.1
Japan	2,815	6.9	3,142	8.1
Asia/Pacific	10,957	26.9	9,606	24.8

Total revenues	$40,724	100.0%	$38,700	100.0%

For the quarter ended September 27, 2008, the geographic revenues were higher in Europe/Middle East and Asia/Pacific in terms of dollars and percentages of total revenue. These increases were primarily due to positive foreign currency impact and improved sales productivity supported by strong distribution channels. These gains were offset by decreases in North America due to the slower than anticipated market adoption of next-generation standards for our protocol products and continued market softness in Japan.

Gross profit for the quarter ended September 27, 2008 was approximately $23.0 million, or 56.6% gross margin, compared to $22.3 million, or 57.5% gross margin, for the prior period quarter. The lower gross margin dollars in the prior period quarter was the result of approximately $0.2 million related to the amortization of an acquired Catalyst intangible asset which was fully amortized in fiscal 2008 and approximately $0.1 million related to a business realignment charge. Absent these non-cash charges, gross profit dollars remained materially the same, however gross margin percentage decreased compared to the prior period quarter due to the mix of oscilloscope product sales relative to protocol products, as well as the continued sales of legacy oscilloscope demo inventory.

Selling, general and administrative (“SG&A”) expense was approximately $12.6 million for the quarter ended September 27, 2008 compared to approximately $12.4 million for the quarter ended September 29, 2007, representing an increase of approximately 1.7% or $0.2 million. The increase was mainly due to increased variable costs on a higher revenue base and incremental marketing costs associated with the new product launches. As a percentage of total revenues, SG&A expense decreased from approximately 32.0% in the first quarter of fiscal 2008 to approximately 30.9% in the first quarter of fiscal 2009 due to a higher sales base.

Research and development (“R&D”) expense was approximately $7.8 million for the quarter ended September 27, 2008, compared to $7.6 million for the prior period quarter, an increase of approximately 2.8% or $0.2 million. The increase resulted from the incremental costs associated with new product development. As a percentage of total revenues, R&D expense decreased from approximately 19.6% in the first quarter of fiscal 2008 to approximately 19.2% in the first quarter of fiscal 2009 due to a higher sales base.

Other expense, net, which consists primarily of interest income and expense, foreign exchange gains and losses and gain on extinguishment of convertible debt, was approximately $0.3 million in the first quarter of fiscal 2009 compared to approximately $1.3 million for the first quarter of fiscal 2008. Net interest expense was approximately $0.9 million for the quarter ended September 27, 2008 as compared to approximately $1.1 million for the prior period quarter. In addition, there was a foreign exchange gain of approximately $0.3 million in the first quarter of fiscal 2009 compared to a foreign exchange loss of approximately $0.2 million in the first quarter of fiscal 2008, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. Further, the first quarter of fiscal 2009 includes an approximate $0.3 million gain on extinguishment of convertible debt, net of issue cost write-off resulting from our repurchase of approximately $2.6 million of our convertible notes.

The effective income tax rate for the three months ended September 27, 2008 was 33.5%, compared to an effective income tax rate of 33.7% for the three months ended September 29, 2007. We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items. On October 3, 2008, the Emergency Economic Stabilization Act 0f 2008 (“The Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit which expired on December 31, 2007 to December 31, 2009. As a result, we are in the process of assessing the tax impact of this extension.

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and face audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At September 27, 2008, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.4 million, approximately $2.7 million are reflected as a non-current liability and approximately $7.7 million are reflected as a reduction of gross deferred tax assets. Approximately $7.8 million of the unrecognized tax benefits would impact the effective tax rate if recognized, and approximately $2.6 million of the unrecognized tax benefits are related to the CATC acquisition, and would reduce goodwill if recognized.

We believe it is reasonably possible that approximately $1.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact our effective tax rate.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of July 1, 2007 (FIN 48 adoption date), the total amount of accrued interest before federal and, if applicable, state effect, was approximately $0.1 million.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, our fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) our fiscal 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Liquidity and Capital Resources

Cash and cash equivalents at September 27, 2008 were approximately $7.7 million compared to approximately $10.2 million at June 28, 2008.

Net cash used in operating activities was approximately $0.6 million in the quarter ended September 27, 2008 compared to approximately $1.0 million in the same period last year. The net cash used in operating activities was primarily attributable to working capital requirements of approximately $4.4 million, partially offset by net income of approximately $1.5 million, non-cash depreciation and amortization of approximately $1.6 million and share-based compensation of approximately $0.9 million.

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $1.2 million in the quarter ended September 27, 2008 compared to approximately $0.6 million in the same period last year. This increase was due to incremental spending related to our new product launches.

Net cash used in financing activities was approximately $0.5 million in the quarter ended September 27, 2008 compared to approximately $0.3 million in the quarter ended September 29, 2007. Net cash used in financing activities in fiscal 2009 was primarily due to the repurchase of convertible notes of approximately $2.8 million (cash payments in the quarter for principal) and the purchase of treasury shares for approximately $0.1 million, partially offset by borrowing of approximately $2.5 million under our line of credit.

We believe that our cash and cash equivalents on hand, cash flow generated by our continuing operations and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt repayment (excluding the repurchase of all of the convertible notes), share repurchases and capital expenditure requirements for the foreseeable future.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations as set forth in the table below (in thousands):

	Payments due by Period as of September 27, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$169	169	—	—	—
Supplier agreements	238	238	—	—	—
Operating lease obligations	5,662	2,346	2,307	1,009	—
Vendor supplied capital lease agreement	497	239	258	—	—
Convertible notes (1)	64,850	—	64,850	—	—

Total (2)	$71,416	$2,992	$67,415	$1,009	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. Although not contractually due until October 15, 2011, the Company has included $5.5 million in Accrued expenses and other current liabilities on the Consolidated Balance Sheet, as this represents an estimate of the amount of convertible notes the Company intends to repurchase in the next twelve months, based on market conditions, available cash and any other potential risks and opportunities the Company may encounter at September 27, 2008.
(2)	The table above does not include our reserves for income taxes under FIN 48 because we are unable to reasonably predict the ultimate amount or timing of settlement. See Note 17 – Income Taxes for additional information.

Forward-Looking Information

We discuss expectations regarding our future performance in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking” statements are based on currently available information, business plans and projections about future events and trends. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “will”, “plan”, “intend” and “expect” and similar expressions identify forward-looking statements. Except as required by federal securities law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. When evaluating our business, the Risk Factors included in Item 1A. of our Annual Report filed on Form 10-K for the fiscal year ended June 28, 2008 should be considered in conjunction with all other information included in our filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

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

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the first quarter of fiscal 2009. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	—	—	—	664,194
August 1, 2008 to August 31, 2008	7,964	$8.20	7,964	656,230
September 1, 2008 to September 27, 2008	20,200	$7.86	20,200	636,030

Total	28,164	$7.96	28,164	636,030

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description
10.47	LeCroy Corporation 2008 Stock Incentive Plan, filed as Exhibit 10.47 to Form 10Q filed on November 5, 2008.

18.2	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2008	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer