Form 10-Q
period 2008-12-27
LECROY CORP
filed 2009-02-05
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT February 1, 2009
Common stock, par value $.01 share	12,405,136

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and WaveAce™ are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	December 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,190	$10,224
Accounts receivable, net of reserves of $673 and $742 at December 27, 2008 and June 28, 2008, respectively	31,994	33,274
Inventories, net	34,993	32,886
Other current assets	11,826	10,214

Total current assets	88,003	86,598

Property, plant and equipment, net	21,147	21,683
Goodwill	—	105,771
Other non-current assets	12,755	12,934

Total assets	$121,905	$226,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,497	$22,280
Accrued expenses and other current liabilities	13,523	19,201
Current portion of bank debt	6,000	—

Total current liabilities	39,020	41,481

Convertible notes	64,850	62,000
Deferred revenue and other non-current liabilities	4,568	4,545

Total liabilities	108,438	108,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of December 27, 2008 and June 28, 2008)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,814,540 shares issued at December 27, 2008 and 12,656,899 shares issued at June 28, 2008)	128	127
Additional paid-in capital	115,554	113,693
Accumulated other comprehensive income	2,034	3,451
(Accumulated deficit) retained earnings	(101,159)	4,102
Treasury stock, at cost (398,645 and 297,523 shares at December 27, 2008 and June 28, 2008, respectively)	(3,090)	(2,413)

Total stockholders’ equity	13,467	118,960

Total liabilities and stockholders’ equity	$121,905	$226,986

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share data	Quarter Ended		Two Quarters Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues:
Test and measurement products	$37,005	$38,177	$75,451	$74,670
Service and other	2,102	2,396	4,380	4,603

Total revenues	39,107	40,573	79,831	79,273

Cost of revenues	18,838	17,061	36,528	33,502

Gross profit	20,269	23,512	43,303	45,771

Operating expenses:
Selling, general and administrative	12,839	13,278	25,422	25,648
Research and development	8,809	7,914	16,612	15,506
Impairment of goodwill	105,771	—	105,771	—

Total operating expenses	127,419	21,192	147,805	41,154

Operating (loss) income	(107,150)	2,320	(104,502)	4,617

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	—	—	252	—
Interest income	26	82	61	155
Interest expense	(942)	(1,196)	(1,825)	(2,339)
Other, net	33	(113)	289	(338)

Other expense, net	(883)	(1,227)	(1,223)	(2,522)

(Loss) income before income taxes	(108,033)	1,093	(105,725)	2,095
(Benefit) provision for income taxes	(1,237)	(112)	(464)	226

Net (loss) income	$(106,796)	$1,205	$(105,261)	$1,869

Net (loss) income per common share:
Basic	$(8.93)	$0.10	$(8.83)	$0.16
Diluted	$(8.93)	$0.10	$(8.83)	$0.16

Weighted average number of common shares:
Basic	11,962	11,785	11,922	11,757
Diluted	11,962	12,056	11,922	11,985

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Two Quarters ended
	December 27, 2008	December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(105,261)	$1,869
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill	105,771	—
Depreciation and amortization	3,215	3,754
Share-based compensation	1,032	2,626
Amortization of debt issuance costs	328	358
Deferred income taxes	(1,324)	(586)
Gain on extinguishment of convertible debt, net of issue cost write-off	(252)	—
Change in operating assets and liabilities:
Accounts receivable	444	(1,353)
Inventories	(2,634)	2,854
Other current and non-current assets	(1,166)	(204)
Accounts payable, accrued expenses and other liabilities	(1,400)	(2,690)

Net cash (used in) provided by operating activities	(1,247)	6,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,067)	(1,076)

Net cash used in investing activities	(2,067)	(1,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	7,500	—
Repurchase of convertible notes	(2,774)	—
Payments made on capital leases	(115)	(172)
Repayment of borrowings under credit line	(1,500)	(3,410)
Proceeds from employee stock purchase and option plans	397	439
Purchase of treasury shares	(677)	(1,008)

Net cash provided by (used in) financing activities	2,831	(4,151)

Effect of exchange rate changes on cash and cash equivalents	(551)	257

Net (decrease) increase in cash and cash equivalents	(1,034)	1,658
Cash and cash equivalents at beginning of the period	10,224	10,448

Cash and cash equivalents at end of the period	$9,190	$12,106

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,426	$1,951
Income taxes	361	319
Non-cash transactions:
Transfer of inventory into property, plant and equipment	458	1,411
Treasury stock purchased but unpaid	—	17
Vendor supplied capital lease agreement	—	718

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. The accompanying Consolidated Balance Sheet as of June 28, 2008 has been derived from those audited Consolidated Financial Statements. Inter-company transactions and balances have been eliminated in consolidation. The Company’s fiscal years end on the Saturday closest to June 30, which resulted in reporting periods ended on December 27, 2008, December 29, 2007 and June 28, 2008.

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

Change in Accounting Policy for Classification of Certain Shipping and Handling Costs

The Company’s shipping and handling costs associated with transporting its products to customers were previously recorded as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. In accordance with Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” the Company disclosed the amount of these shipping and handling costs that were included as Selling, general and administrative expenses (“SG&A”) in the notes to the Consolidated Financial Statements on Form 10-K.

Beginning in fiscal 2009, the Company changed its accounting policy to classify certain shipping and handling costs as Cost of revenues in the Consolidated Statement of Operations. The amounts classified as Cost of revenues represent shipping and handling costs associated with the distribution of finished product from their point of manufacturing directly to customers, distributors and wholly-owned international subsidiaries. Management believes that the classification of these shipping and handling costs as Cost of revenues better reflects the cost of producing and distributing its products and aligns external financial reporting with the results used internally to evaluate the Company’s operational performance. Shipping and handling costs associated with the transportation of demonstration units shipped to sales personnel and customers, as well as distribution costs associated with servicing the Company’s international customers through its foreign sales offices are recorded as SG&A, as they are considered direct selling expenses.

For purposes of comparability, approximately $0.5 and $0.9 million of shipping and handling costs previously classified as SG&A for the prior quarter and prior two quarters ended December 29, 2007, respectively has been reclassified to Cost of revenues to apply the new policy. This change in accounting principle and reclassification had no impact on operating income, net income, or earnings per share.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended December 27, 2008 and December 29, 2007 is approximately $0.2 million and $1.4 million, respectively. For the two quarters ended December 27, 2008 and December 29, 2007, total share-based compensation is approximately $1.0 million and $2.6 million, respectively.

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

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and two quarters ended December 27, 2008 and December 29, 2007:

	Quarter Ended December 27, 2008	Two Quarters Ended December 27, 2008	Quarter Ended December 29, 2007	Two Quarters Ended December 29, 2007
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.33% - 2.71%	2.33% - 3.23%	3.23% - 4.40%	3.23% - 4.57%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42.13% - 43.03%	41.12% - 43.03%	45.29% - 45.99%	45.29% - 48.64%
Weighted average fair value of options granted	$1.61	$1.63	$3.87	$3.71

Changes in the Company’s stock options for the quarter and two quarters ended December 27, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	1,498,070	$13.46
Granted	2,500	$8.55
Exercised	(75)	$2.24
Expired	(1,689)	$12.52
Forfeited	(6,498)	$11.88

Outstanding at September 27, 2008	1,492,308	$13.46	3.36	$628
Granted	298,860	$3.98
Exercised	(6,250)	$1.69
Expired	(156,023)	$14.97
Forfeited	—	$—

Outstanding at December 27, 2008	1,628,895	$11.62	3.38	$98

Vested and expected to vest at December 27, 2008	1,529,784	$12.25	2.93	$98

Exercisable at December 27, 2008	1,262,300	$13.33	2.63	$93

The total intrinsic value of stock options exercised during the quarter and two quarters ended December 27, 2008 was approximately $18,000 as compared to approximately $8,000 and $0.2 million for the quarter and two quarters ended December 29, 2007. The options granted in the current quarter ended December 27, 2008 have a vesting term of 4 years, except for approximately 32,000 immediately vested options representing an annual grant to the board of directors.

As of December 27, 2008, there was approximately $0.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. Less than $0.1 million of compensation cost was capitalized in inventory or any other assets for the quarter and two quarters ended December 27, 2008 and December 29, 2007.

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

The following table summarizes transactions related to non-vested stock for the quarter and two quarters ended December 27, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 28, 2008	496,504	$12.24
Granted	—	$—
Vested	(39,976)	$12.19
Forfeited	(2,976)	$8.89

Non-vested stock at September 27, 2008	453,552	$12.27
Granted	64,573	$4.84
Vested	(134,871)	$10.94
Forfeited	(2,665)	$9.37

Non-vested stock at December 27, 2008	380,589	$11.50

Non-vested stock is included in the issued numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share. Non-vested stock granted in the current quarter ended December 27, 2008 represents the annual grant of immediately vested awards for the board of directors, excluding approximately 8,000 shares granted to a new board member which vest over a 3 year period.

As of December 27, 2008, there was approximately $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan and Assumptions

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of December 27, 2008 and June 28, 2008, there was approximately $48,000 and $42,000 of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At December 27, 2008, there was approximately $0.6 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.4 years.

The table below presents the assumptions used to remeasure the value of the SAR liability at each reporting period:

	Quarter Ended December 27, 2008	Quarter Ended December 29, 2007
Expected holding period (years)	4.0 - 5.0	5.0
Risk-free interest rate	1.30% - 1.51%	3.52%
Dividend yield	0.0%	0.0%
Expected volatility	47.66% - 47.91%	44.20%
Weighted average fair value of SARs granted and outstanding	$0.33	$4.72

The fair value of the SARs is liability classified because the awards are payable in cash. As of December 27, 2008 and June 28, 2008, there was approximately $0.1 million and $0.6 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter and two quarters ended December 27, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	712,000	$7.60

Granted	1,744,000	$8.06

Outstanding at September 27, 2008	2,456,000	$7.93	6.08	$164
Granted	—	—

Outstanding at December 27, 2008	2,456,000	$7.93	5.63	$—

Vested and expected to vest at December 27, 2008	2,300,721	$7.92	5.58	$—

Exercisable at December 27, 2008	178,000	$7.60	3.18	$—

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “Accounting for Leases”. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.1 million and $0.2 million for the quarter and two quarters ended December 27, 2008 and December 29, 2007, respectively.

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

4. Business Realignment Initiatives

Fiscal 2009

In the second quarter of fiscal 2009, in an effort to streamline expenses in response to the current economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, $0.8 million was expensed to Selling, general and administrative and $0.6 million was expensed to Research and development. This resulted from headcount reductions of 10 employees or 2.2% of the workforce as compared to June 28, 2008. As of December 27, 2008, approximately $0.1 million has been paid in cash and approximately $1.4 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2010.

Fiscal 2008

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of December 27, 2008, approximately $0.2 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2009.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of December 27, 2008, approximately $0.6 million has been paid in cash and no accrual remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2007

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to July 1, 2006. As of December 27, 2008, approximately $1.6 million has been paid in cash and no accrual remains.

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

The Company enters into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized currently in Other, net in the Consolidated Statement of Operations.

The net gains or losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net gains of approximately zero and $0.3 million for the quarter and two quarters ended December 27, 2008, respectively, as compared to net losses of approximately $0.1 million and $0.3 for the quarter and two quarters ended December 29, 2007, respectively. These amounts are included in Other, net in the Consolidated Statements of Operations. At December 27, 2008 and June 28, 2008, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $18.7 million and $16.3 million, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The provisions of SFAS 157 were effective beginning in fiscal 2009. However, the FASB deferred the effective date of SFAS 157, until the beginning of the Company’s 2010 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of long-lived assets. The Company adopted the provisions of SFAS 157 at the beginning of its fiscal 2009 year for financial assets and liabilities and its adoption did not have a material impact on the consolidated financial position or results of operations. Management is currently evaluating the effect that adoption of SFAS 157 for its non-financial assets and liabilities will have on the Company’s consolidated financial position and results of operations.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 27, 2008, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange futures	$26	—	$26	—

Liabilities:
Foreign exchange futures	$38	—	$38	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices.

6. Comprehensive (Loss) Income

The following table presents the components of comprehensive (loss) income (in thousands):

	Quarter ended		Two Quarters ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net (loss) income	$(106,796)	$1,205	$(105,261)	$1,869
Foreign currency translation (loss) gain	(68)	388	(1,417)	1,011

Comprehensive (loss) income	$(106,864)	$1,593	$(106,678)	$2,880

7. Accounts Receivable, net

The allowance for doubtful accounts and sales returns was approximately $0.7 million as of December 27, 2008 and June 28, 2008.

8. Inventories, net

Inventories are stated at the lower of cost (first-in, first-out method) or market, with the exception of demonstration units. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	December 27, 2008	June 28, 2008
Raw materials	$7,386	$9,581
Work in process	9,065	6,008
Finished goods	18,542	17,297

	$34,993	$32,886

The value of demonstration units included in finished goods was approximately $12.0 million and $10.3 million at December 27, 2008 and June 28, 2008, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $6.1 million and $4.5 million at December 27, 2008 and June 28, 2008, respectively.

In the second quarter of fiscal 2009, the Company recorded an approximate $2.7 million inventory write-down as a result of its realignment initiatives and change in product strategy, which was expensed to Cost of revenues in the Consolidated Statement of Operations.

9. Other Current Assets

Other current assets consist of the following (in thousands):

	December 27, 2008	June 28, 2008
Deferred tax assets, net	$6,240	$5,506
Prepaid taxes	65	249
Other receivables	1,637	1,695
Value-added tax receivable	804	664
Other	3,080	2,100

	$11,826	$10,214

10. Goodwill and Other Non-current Assets

Goodwill and other non-current assets consist of the following (in thousands):

	December 27, 2008	June 28, 2008
Goodwill	$—	$105,771

Intangibles, net	$674	$972
Deferred tax assets, net	9,763	9,186
Deferred financing costs on convertible note	1,587	1,920
Other	731	856

	$12,755	$12,934

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires the Company to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The determination as to whether a write-down of goodwill is necessary and the amount of the impairment charge involves significant judgment around the assumptions used to determine the impairment charge.

As a result of the current economic environment and sustained decline in the Company’s stock price since September 27, 2008, which affected the Company’s market capitalization, the Company updated the first step of its goodwill impairment test as of December 27, 2008 and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired. As the Company consists of only one reporting unit, and is publicly traded, management estimated the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by an average market price for a reasonable period of time considered to be reflective of fair value and applied a premium to give effect to management’s best estimate of a control premium, as if the Company were to be acquired by a single stockholder. The control premium seeks to give effect to the increased consideration a potential acquirer would be willing to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company. The control premium was based on analysis that considered appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The Company performed the second step of the goodwill impairment test which calculated the implied fair value of the goodwill by allocating the fair value of the Company determined in the first step to all assets and liabilities other than goodwill, including both recognized and unrecognized intangible assets, and compared it to the carrying amount of goodwill in order to determine the amount of the goodwill impairment.

In the second quarter, the Company recorded approximately $105.8 million of goodwill impairment, resulting in a carrying value of goodwill as of December 27, 2008 of zero.

Other Non-Current Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	December 27, 2008	June 28, 2008
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(8,001)	(7,729)

Net carrying amount		$295	$567

Patents and other intangible assets	5.9 years	$1,592	$1,592
Accumulated amortization		(1,213)	(1,187)

		$379	$405

Net carrying amount		$674	$972

Amortization expense for intangible assets, all with finite lives, was approximately $0.1 million and $0.3 million for the quarter and two quarters ended December 27, 2008, respectively, compared to approximately $0.5 million and $1.0 million for the quarter and two quarters ended December 29, 2007, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 27, 2008	June 28, 2008
Compensation and benefits, including severance	$7,360	$7,573
Income taxes	211	114
Warranty	1,230	1,313
Deferred revenue, current portion	1,419	1,421
Accrued interest on debt	575	598
Retained liabilities from discontinued operations	160	160
Convertible notes (a)	—	5,500
Capital leases	244	234
Other current liabilities	2,324	2,288

	$13,523	$19,201

(a)	This represents an estimate of the amount of convertible notes that the Company intends to repurchase during the next twelve months based on several factors such as market conditions, available cash and any other potential risks and opportunities the Company may encounter at the respective period end dates. As of December 27, 2008, due to a weak economic environment, available cash and other potential risks, the Company reclassified $5.5 million from Accrued expenses and other current liabilities to Convertible notes, as currently, there is no intention to repurchase any of the convertible notes during the next twelve month period.

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

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the quarter and two quarters ended December 27, 2008 and December 29, 2007 (in thousands):

	Quarter ended		Two Quarters ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Balance at beginning of period	$1,333	$1,185	$1,313	$1,190
Accruals for warranties entered into during the period	101	258	336	430
Warranty costs incurred during the period	(204)	(220)	(419)	(397)

Balance at end of period	$1,230	$1,223	$1,230	$1,223

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

13. Debt and Capital Leases

Credit Agreement

The Company has a $50.0 million senior, secured, four-year credit agreement which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Credit Agreement will expire on July 15, 2011, unless, in the absence of any default it is extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes. As of December 27, 2008, the Company has borrowed $6.0 million against the credit facility and nothing against the letter of credit subfacility or the swingline loan subfacility.

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

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of December 27, 2008, the Company was in compliance with its financial covenants.

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

In the first quarter of fiscal 2009, the Company repurchased approximately $2.6 million of the outstanding convertible notes, leaving a balance of approximately $64.9 million which is included in Convertible notes on the Consolidated Balance Sheet as of December 27, 2008. As of December 27, 2008, the market value of the convertible notes was approximately $36.4 million. The difference between the amount paid to repurchase the debt and the net carrying amount and the write-off of unamortized fees resulted in an approximate $0.3 million gain on extinguishment of debt in the Consolidated Statement of Operations. As of December 27, 2008, approximately $1.6 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. As of December 27, 2008, the Company’s outstanding balance under this agreement was approximately $0.4 million, approximately $0.2 million was included in Accrued expenses and other current liabilities and approximately $0.2 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company also maintains certain short-term credit facilities. There is a Japanese facility totaling 50.0 million yen for which no amounts were outstanding at December 27, 2008. Additionally, the Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at December 27, 2008. These balances remain unchanged from June 28, 2008.

14. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.7 million and $1.3 million related to operating leases for the quarter and two quarters ended December 27, 2008, respectively and approximately $0.6 million and $1.3 million for the quarter and two quarters ended December 29, 2007, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Treasury Stock

In May 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. To date, the Company has purchased approximately 1.4 million shares under the plan for a total consideration of approximately $15.5 million. In the first quarter of fiscal 2009, 28,164 shares were repurchased at a weighted average price of approximately $7.96 per share. In the second quarter of fiscal 2009, 72,958 shares were repurchased at a weighted average price of approximately $6.21 per share.

16. Net (Loss) Income Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net income per common share computations for the quarter and two quarters ended December 27, 2008 and December 29, 2007:

	Quarter ended		Two Quarters ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Numerator:
Net (loss) income	$(106,796)	$1,205	$(105,261)	$1,869

Denominator:
Weighted average shares outstanding:
Basic	11,962	11,785	11,922	11,757
Employee stock options and other	—	271	—	228

Diluted	11,962	12,056	11,922	11,985

The computations of diluted EPS for the quarters ended December 27, 2008 and December 29, 2007 do not include approximately 1.9 million and 1.7 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the two quarters ended December 27, 2008 and December 29, 2007 do not include approximately 1.6 million and 1.8 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on diluted EPS for the quarter and two quarters ended December 27, 2008 and December 29, 2007 because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income tax rate for the quarter and two quarters ended December 27, 2008 was 1.1% and 0.4%, respectively, compared to an effective income tax rate of (10.2)% and 10.8% for the quarter and two quarters ended December 29, 2007, respectively. The effective income tax rate for the quarter and two quarters ended December 27, 2008 includes the effect of a non-deductible goodwill impairment charge of $103.8 million, the write-off of a deferred tax asset related to equity-based compensation of $0.4 million, partially offset by a reduction of tax expense of $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008 (“The Act”), passed into law on October 3, 2008. The effective income tax rate for the quarter and two quarters ended December 29, 2007 includes the effect of a reduction of tax expense of $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008, slightly offset by a $15,000 increase to tax expense for interest related to income tax exposures.

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At December 27, 2008, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.7 million, approximately $2.8 million are reflected as a non-current liability and approximately $7.9 million are reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $1.1 million of net unrecognized tax benefits will be recognized during the next twelve months and will impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of December 27, 2008, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007 (a)
North America	$11,469	$13,035	$22,970	$25,315
Europe/Middle East	16,817	16,353	32,268	29,188
Japan	3,803	3,292	6,618	7,271
Asia/Pacific	7,018	7,893	17,975	17,499

Total revenues	$39,107	$40,573	$79,831	$79,273

(a)	The two quarters ended December 29, 2007 reflects reclassifications of revenue between geographic areas.

Total assets by geographic area are as follows:

	December 27, 2008	June 28, 2008
North America	$102,896	$207,572
Europe/Middle East	14,111	13,430
Japan	1,183	1,135
Asia/Pacific	3,715	4,849

Total assets	$121,905	$226,986

Total Property, plant and equipment, net by geographic area are as follows:

	December 27, 2008	June 28, 2008
North America	$20,005	$20,218
Europe/Middle East	695	892
Japan	286	232
Asia/Pacific	161	341

Total long-lived assets	$21,147	$21,683

19. New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 was effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and its adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount with an offset to equity and will be amortized to interest expense over the life of the bond. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and requires retrospective application. Management is currently evaluating the effect that adoption of FSP APB 14-1 will have on the Company’s consolidated financial position and results of operations, which is expected to be material.

20. Subsequent Events

As a result of the economic downturn, the Company developed an extensive cost-reduction program that consisted of reductions in programs, work force, compensation and certain employee benefits. Execution of this plan began in the second quarter as the Company began to reduce staff and eliminate certain product developments programs, resulting in the streamlining of related product lines. The Company expects to further reduce headcount and record another business realignment charge, consisting of primarily severance in its third fiscal quarter. Additionally, the Company will reduce Board compensation along with management and employee base salaries worldwide and will suspend its 401(k) matching contribution program.

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

Our Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

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

Impairment of Goodwill

As a result of the current economic environment and sustained decline in our stock price since September 27, 2008, which affected our market capitalization, we updated the first step of our goodwill impairment test as of December 27, 2008 and determined that the carrying value exceeded the fair value, indicating that goodwill was impaired. We then performed the second step of the goodwill impairment test which calculated the implied fair value of the goodwill by allocating the fair value of the Company to all assets and liabilities other than goodwill, including both recognized and unrecognized intangible assets, and compared it to the carrying amount of goodwill in order to determine the amount of the goodwill impairment. The determination as to whether a write-down of goodwill is necessary and the amount of the impairment charge involves significant judgment around the assumptions used to determine the impairment charge.

In the second quarter, we recorded an approximate $105.8 million goodwill impairment charge, resulting in a carrying value of goodwill as of December 27, 2008 of zero. We will not be required to make any current or future cash expenditures as a result of this impairment.

Business Realignment Initiatives

As a result of the economic downturn, the Company developed an extensive cost-reduction program that consisted of reductions in programs, work force, compensation and certain employee benefits. Execution of this plan began in the second quarter as the Company began to reduce staff and eliminate certain product developments programs, resulting in the streamlining of related product lines.

In the second quarter of fiscal 2009, we recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, $0.8 million was expensed to Selling, general and administrative and $0.6 million was expensed to Research and development. This resulted from headcount reductions of 10 employees or 2.2% of the workforce as compared to June 28, 2008. As of December 27, 2008, approximately $0.1 million has been paid in cash and approximately $1.4 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2010. Additionally, we recorded an approximate $2.7 million inventory write-down as a result of these realignment initiatives and change in product strategy, which was expensed to Cost of revenues in the Consolidated Statement of Operations.

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

See Note 19 “New Accounting Pronouncements” and Note 5—“Derivatives and Fair Value” for additional information on recent pronouncements adopted and not yet adopted as well as pronouncements related to fair value measures.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and two quarters ended December 27, 2008 and December 29, 2007.

(Unaudited)	Quarter ended		Two Quarters ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues:
Test and measurement products	94.6%	94.1%	94.5%	94.2%
Service and other	5.4	5.9	5.5	5.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	48.2	42.1	45.8	42.3

Gross profit	51.8	57.9	54.2	57.7

Operating expenses:
Selling, general and administrative	32.8	32.7	31.8	32.3
Research and development	22.5	19.5	20.8	19.6
Impairment of goodwill	270.5	—	132.5	—

Total operating expenses	325.8	52.2	185.1	51.9

Operating (loss) income	(274.0)	5.7	(130.9)	5.8
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	—	—	0.3	—
Interest income	0.1	0.2	0.1	0.2
Interest expense	(2.5)	(2.9)	(2.3)	(3.0)
Other, net	0.1	(0.3)	0.4	(0.4)

Other expense, net	(2.3)	(3.0)	(1.5)	(3.2)

(Loss) income before income taxes	(276.3)	2.7	(132.4)	2.6
(Benefit) provision for income taxes	(3.2)	(0.3)	(0.6)	0.3

Net (loss) income	(273.1)%	3.0%	(131.8)%	2.3%

Comparison of the Quarter Ended December 27, 2008 and December 29, 2007

Total revenues were $39.1 million for the quarter ended December 27, 2008, compared to $40.6 million for the comparable prior year period, representing a decrease of 3.6%, or approximately $1.5 million, primarily as a result of the negative impact of foreign currency fluctuations of approximately $1.8 million, compared to the positive impact of foreign currency fluctuation of approximately $1.4 million for the quarter ended December 29, 2007. The negative currency impact was partially offset by increased sales of Test and measurement products, driven by solid demand for the new WaveAce TM, our first offering in the low-cost scope market, and strong market traction for our protocol storage products.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $2.1 million for the quarter ended December 27, 2008, representing a decrease of approximately 12.3% or $0.3 million, compared to approximately $2.4 million for the comparable prior year period. The reduction was primarily the result of a decrease in upgrade purchases along with negative foreign currency impact.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Quarter Ended December 27, 2008	percentage	Quarter Ended December 29, 2007	percentage
North America	$11,469	29.3%	$13,035	32.1%
Europe/Middle East	16,817	43.1	16,353	40.3
Japan	3,803	9.7	3,292	8.1
Asia/Pacific	7,018	17.9	7,893	19.5

Total revenues	$39,107	100.0%	$40,573	100.0%

For the quarter ended December 27, 2008, geographic revenues were higher in Europe/Middle East and Japan in terms of dollars and percentages of total revenues. European oscilloscope demand increased over the prior year comparable quarter, driven by traction for the WaveAce TM, our first offering in the low-cost scope market, which more than offset the negative foreign currency impact. Additionally, the increase in revenues in Japan resulted from new protocol product introductions. Although the demand in Europe and Japan was strong, sales declined in North America and Asia/Pacific, where many customers postponed their spending as the economic outlook worsened.

Gross profit for the quarter ended December 27, 2008 was approximately $20.3 million, or 51.8% gross margin, compared to approximately $23.5 million, or 57.9% gross margin, for the comparable prior year period. The lower gross profit in fiscal 2009 was primarily attributable to an approximate $2.7 million charge for the write-down of inventory and approximately $0.1 million of severance costs, as a result of realignment initiatives and change in product strategy. The prior period quarter gross profit was negatively impacted by approximately $0.2 million related to the amortization of an acquired Catalyst intangible asset which was fully amortized in fiscal 2008. Absent these primarily non-cash charges, gross profit percentage increased compared to the prior year quarter due to the higher mix of protocol products relative to oscilloscope product sales and lower manufacturing costs associated with our latest high-end products coupled with a lower sales base.

Selling, general and administrative (“SG&A”) expense was approximately $12.8 million for the quarter ended December 27, 2008 as compared to approximately $13.3 million for the quarter ended December 29, 2007, representing a decrease of approximately 3.3% or $0.4 million. The decrease was mainly due to a reduction in stock-based compensation expense of approximately $1.3 million, as a result of the reduction in the fair value of the SARs, partially offset by approximately $0.8 million related to business realignment initiatives. As a percentage of total revenues, SG&A expense remained flat at approximately 33.0% in both comparable quarters.

Research and development (“R&D”) expense was approximately $8.8 million for the quarter ended December 27, 2008, compared to approximately $7.9 million for the comparable prior year period, an increase of approximately 11.3% or $0.9 million. The increase resulted primarily from an approximate $0.6 million charge related to business realignment initiatives, along with costs associated with new product development. As a percentage of total revenues, R&D expense increased from 19.5% in the second quarter of fiscal 2008 to 22.5% in the second quarter of fiscal 2009 as a result of the fiscal 2009 realignment charges and costs associated with new product development, coupled with a lower sales base.

Other expense, net, which consists primarily of interest income and expense and foreign exchange gains and losses was approximately $0.9 million in the second quarter of fiscal 2009 compared to approximately $1.2 million for the second quarter of fiscal 2008. Net interest expense was approximately $0.9 million for the quarter ended December 27, 2008 as compared to approximately $1.1 million for the comparable prior period. In addition, there was a foreign exchange gain of approximately $31,000 in the second quarter of fiscal 2009 as compared to a foreign exchange loss of approximately $0.1 million in comparable prior quarter, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than one of our functional currencies.

Comparison of the Two Quarters Ended December 27, 2008 and December 29, 2007

Total revenues were approximately $79.8 million for the two quarters ended December 27, 2008, compared to $79.3 million for the comparable prior year period, representing an increase of approximately $0.6 million, or less than 1.0%, primarily as a result of increased sales of Test and measurement products. Foreign currency fluctuations decreased total revenues by approximately $0.8 million in the two quarters of fiscal 2009 as compared to the same period last year. The increase in Test and measurement products more than offset the negative impact of currency fluctuations and was driven mainly by increased oscilloscope product shipments due to the launch of our new oscilloscope products, including our first offering in the low-cost scope market, channel effectiveness and recent market traction for our protocol storage products, as standards become more widely adopted.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $4.4 million for the two quarters ended December 27, 2008, representing a decrease of approximately 4.8% or a $0.2 million, compared to $4.6 million for the comparable prior year period. The reduction was primarily the result of a decrease in upgrade purchases along with negative foreign currency impact.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Two Quarters Ended December 27, 2008	percentage	Two Quarters Ended December 29, 2007 (a)	percentage
North America	$22,970	28.8%	$25,315	31.9%
Europe/Middle East	32,268	40.4	29,188	36.8
Japan	6,618	8.3	7,271	9.2
Asia/Pacific	17,975	22.5	17,499	22.1

Total revenues	$79,831	100.0%	$79,273	100.0%

(a)	The two quarters ended December 29, 2007 reflects reclassifications of revenue between geographic areas

For the two quarters ended December 27, 2008, geographic revenues were higher in Europe/Middle East and Asia/Pacific in terms of dollars and percentages of total revenue. The gains in Europe/Middle East and Asia/Pacific were driven by improved sales productivity supported by strong distribution channels, despite negative foreign currency impact. These gains were partially offset by decreases in North America due to slower than anticipated adoption of next-generation standards for our protocol products and the recent economic environment, which caused customers to postpone their spending, along with market softness in Japan.

Gross profit for the two quarters ended December 27, 2008 was approximately $43.3 million, or 54.2% gross margin, compared to $45.8 million, or 57.7% gross margin, for the comparable prior year period. The lower gross margin in fiscal 2009 was primarily attributable to an approximate $2.7 million charge for the write-down of inventory and approximately $0.1 million of severance costs, as a result of realignment initiatives and change in product strategy. The prior year comparable period was negatively impacted by approximately $0.5 million related to the amortization of an acquired Catalyst intangible asset which was fully amortized in fiscal 2008, along with approximately $0.1 million of business realignment charges. Absent these primarily non-cash charges, gross profit dollars remained substantially the same.

Selling, general and administrative (“SG&A”) expense was approximately $25.4 million for the two quarters ended December 27, 2008 compared to approximately $25.6 million for the two quarters ended December 29, 2007, representing a decrease of approximately $0.2 million or less than 1.0%. The decrease was mainly attributable to a reduction in stock-based compensation expense of approximately $1.4 million, as a result of the reduction in fair value of the SARs, partially offset by approximately $0.8 million related to business realignment initiatives along with increased variable costs on a higher revenue base and incremental marketing costs associated with the new product launches. As a percentage of total revenues, SG&A expense remained flat at approximately 32.0% in both comparable periods.

Research and development (“R&D”) expense was approximately $16.6 million for the two quarters ended December 27, 2008, compared to $15.5 million for the comparable prior year period, an increase of approximately 7.1% or $1.1 million. The increase primarily resulted from an approximate $0.6 million charge related to business realignment initiatives, along with costs associated with new product development. As a percentage of total revenues, R&D expense increased from 19.6% for the two quarters ended December 29, 2007 to 20.8% for the two quarters ended December 27, 2008.

Other expense, net, which consists primarily of interest income and expense and foreign exchange gains and losses was approximately $1.2 million for the two quarters ended in fiscal 2009 compared to approximately $2.5 million for the two quarters ended in fiscal 2008. Net interest expense was approximately $1.8 million for the two quarters ended December 27, 2008 as compared to approximately $2.2 million for the comparable prior period. In addition, there was a foreign exchange gain of approximately $0.3 million for the two quarters ended December 27, 2008, as compared to a foreign exchange loss of approximately $0.3 million in comparable prior quarter, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than one of our functional currencies. Further, the two quarters ended December 27, 2008 includes an approximate $0.3 million gain on extinguishment of convertible debt, net of issue cost write-off, resulting from our repurchase of approximately $2.6 million of our convertible notes in the first quarter of fiscal 2009.

Income Taxes

The effective income tax rate for the quarter and two quarters ended December 27, 2008 was 1.1% and 0.4%, respectively, compared to an effective income tax rate of (10.2)% and 10.8% for the quarter and two quarters ended December 29, 2007, respectively. The effective income tax rate for the quarter and two quarters ended December 27, 2008 includes the effect of a non-deductible goodwill impairment charge of $103.8 million, the write-off of a deferred tax asset related to equity-based compensation of $0.4 million, partially offset by a reduction of tax expense of $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008 (“The Act”), passed into law on October 3, 2008. The effective income tax rate for the quarter and two quarters ended December 29, 2007 includes the effect of a reduction of tax expense of $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008, slightly offset by a $15,000 increase to tax expense for interest related to income tax exposures.

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

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At December 27, 2008, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.7 million, approximately $2.8 million are reflected as a non-current liability and approximately $7.9 million are reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

We believe it is reasonably possible that approximately $1.1 million of net unrecognized tax benefits will be recognized during the next twelve months and will impact our effective tax rate.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of December 27, 2008, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Liquidity and Capital Resources

Cash and cash equivalents at December 28, 2008 were approximately $9.2 million compared to approximately $10.2 million at June 28, 2008.

Net cash used in operating activities was approximately $1.2 million for the two quarters ended December 27, 2008 compared to net cash provided by operating activities of approximately $6.6 million in the same period last year. The net cash used in operating activities was attributable to net loss of approximately $105.3 million, working capital requirements of approximately $4.8 million and deferred income taxes of approximately $1.3 million, partially offset by a non-cash goodwill impairment charge of approximately $105.8 million, non-cash depreciation and amortization of approximately $3.2 million and share-based compensation of approximately $1.0 million.

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $2.1 million in the two quarters ended December 28, 2008 compared to approximately $1.1 million in the same period in fiscal 2008. This increase was due to the incremental spending related to our new product launches.

Net cash provided by financing activities was approximately $2.8 million in the two quarters ended December 28, 2008 compared to net cash used in financing activities of approximately $4.2 million in the same period in fiscal 2008. Net cash provided by financing activities in fiscal 2009 was primarily the result of net borrowings under the credit line of $6.0 million, partially offset by the repurchase of convertible notes of approximately $2.8 million (cash payments for principal) and the purchase of treasury shares for approximately $0.7 million. Net cash used in financing activities in fiscal 2008 primarily resulted from approximately $3.4 million repayment of borrowings under the credit agreement and $1.0 million for repurchases of treasury stock.

We expect to generate cash from operations as we reduce our inventory, as well as realize the benefits associated with our business realignment initiatives in the next few quarters. Therefore, we believe that our cash and cash equivalents on hand, cash flow expected to be generated by operations and availability under our revolving credit lines will be sufficient to fund our operations, working capital, debt repayment (excluding the repurchase of all or a portion of the convertible notes), share repurchases and capital expenditure requirements for the foreseeable future.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations as set forth in the table below:

(In thousands)	Payments due by Period as of December 28, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$1,353	1,304	49	—	—
Supplier agreements	190	190	—	—	—
Operating lease obligations	5,717	2,334	2,306	1,069	8
Vendor supplied capital lease agreement	439	244	195	—	—
Convertible notes (1)	64,850	—	64,850	—	—

Total (2)	$72,549	$4,072	$67,400	$1,069	$8

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The table above does not include our reserves for income taxes under FIN 48 because we are unable to reasonably predict the ultimate amount or timing of settlement. See Note 17 – Income Taxes for additional information.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, other than the elimination of the risk factor set forth below, as we fully impaired the goodwill.

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

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the second quarter of fiscal 2009. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2008 to October 31, 2008	61,658	$6.77	61,658	574,372
November 1, 2008 to November 30, 2008	11,300	$3.13	11,300	563,072

Total	72,958	$6.21	72,958	563,072

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 annual meeting of stockholders was held on November 3, 2008. At the meeting, our stockholders approved three proposals presented pursuant to the vote totals indicated below:

Proposal 1

Election of Directors

Director Nominee	Vote (No. of Shares)
	For	Withheld
Election of Norman R. Robertson, as a Class I Director	11,204,758	225,161
Election of Robert W. Chlebek, as a Class I Director	10,614,442	815,477

As of November 3, 2008, William G. Scheerer, Allyn C. Woodward, Jr., Walter O. LeCroy, Robert E. Anderson and Thomas H. Reslewic were members of the Board of Directors whose terms of office continued after the annual meeting of stockholders.

Proposal 2

Approval of the 2008 Stock Incentive Plan

Vote (No. of Shares)
For	Against	Abstain*	Broker Non-Votes*
6,945,775	2,187,229	13,247	2,283,668

Proposal 3

Ratification of KPMG LLP as the Company’s independent registered public accounting firm

Vote (No. of Shares)
For	Against	Abstain*
11,414,354	7,760	7,805

*	Shares that reflect abstentions or “broker non-votes” are counted for purposes of determining whether a quorum is present for the transaction of business at the annual meeting, but are not counted as votes on any proposals presented at the annual meeting.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2009	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer