Form 10-Q
period 2009-03-28
LECROY CORP
filed 2009-05-07
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark (“X”) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark (“X”) whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark (“X”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding as of May 4, 2009 was 12,396,844.

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ and WaveAce™ are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	March 28, 2009	June 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$6,802	$10,224
Accounts receivable, net of reserves of $809 and $742 at March 28, 2009 and June 28, 2008, respectively	25,685	33,274
Inventories, net	36,104	32,886
Other current assets	10,750	10,214

Total current assets	79,341	86,598

Property, plant and equipment, net	21,439	21,683
Goodwill	—	105,771
Other non-current assets	11,223	12,934

Total assets	$112,003	$226,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,275	$22,280
Accrued expenses and other current liabilities	14,138	19,201
Current portion of bank debt	15,500	—

Total current liabilities	42,913	41,481

Convertible notes	50,000	62,000
Deferred revenue and other non-current liabilities	4,410	4,545

Total liabilities	97,323	108,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of March 28, 2009 and June 28, 2008)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,800,144 shares issued at March 28, 2009 and 12,656,899 shares issued at June 28, 2008)	128	127
Additional paid-in capital	116,043	113,693
Accumulated other comprehensive income	757	3,451
(Accumulated deficit) retained earnings	(99,150)	4,102
Treasury stock, at cost (403,215 and 297,523 shares at March 28,2009 and June 28, 2008, respectively)	(3,098)	(2,413)

Total stockholders’ equity	14,680	118,960

Total liabilities and stockholders’ equity	$112,003	$226,986

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Three Quarters Ended
In thousands, except per share data	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues:
Test and measurement products	$24,725	$37,761	$100,103	$112,431
Service and other	2,198	2,793	6,651	7,396

Total revenues	26,923	40,554	106,754	119,827

Cost of revenues	12,621	17,993	49,149	51,495

Gross profit	14,302	22,561	57,605	68,332

Operating expenses:
Selling, general and administrative	11,352	12,681	36,774	38,329
Research and development	8,185	8,371	24,797	23,877
Reimbursement from escrow account	—	(240)	—	(240)
Impairment of goodwill	—	—	105,771	—

Total operating expenses	19,537	20,812	167,342	61,966

Operating (loss) income	(5,235)	1,749	(109,737)	6,366

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	8,570	—	8,822	—
Interest income	19	72	80	227
Interest expense	(925)	(1,020)	(2,750)	(3,359)
Other, net	242	(83)	531	(421)

Other income (expense), net	7,906	(1,031)	6,683	(3,553)

Income (loss) before income taxes	2,671	718	(103,054)	2,813
Provision for income taxes	663	65	199	291

Net income (loss)	$2,008	$653	$(103,253)	$2,522

Net income (loss) per common share:
Basic	$0.17	$0.06	$(8.63)	$0.21
Diluted	$0.17	$0.05	$(8.63)	$0.21

Weighted average number of common shares:
Basic	12,037	11,763	11,960	11,759
Diluted	12,098	12,032	11,960	12,000

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Quarters ended
In thousands	March 28, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(103,253)	$2,522
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill	105,771	—
Depreciation and amortization	4,925	5,389
Share-based compensation	1,759	3,714
Amortization of debt issuance costs	493	539
Deferred income taxes	(485)	(946)
Loss (gain) on disposal of property and equipment, net	40	(136)
Gross profit on non-cash sale	—	(44)
Gain on extinguishment of convertible debt, net of issue cost write-off	(8,822)	—
Change in operating assets and liabilities:
Accounts receivable	5,773	2,569
Inventories	(4,994)	3,175
Other current and non-current assets	(154)	778
Accounts payable, accrued expenses and other liabilities	(7,444)	(348)

Net cash (used in) provided by operating activities	(6,391)	17,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,950)	(2,299)

Net cash used in investing activities	(2,950)	(2,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	18,500	—
Repurchase of convertible notes	(8,378)	—
Payments made on capital leases	(174)	(227)
Repayment of borrowings under credit line	(3,000)	(9,410)
Payment of note payable to related party for business acquisition	—	(3,500)
Proceeds from employee stock purchase and option plans	397	450
Purchase of treasury stock	(685)	(2,126)

Net cash provided by (used in) financing activities	6,660	(14,813)

Effect of exchange rate changes on cash and cash equivalents	(741)	1,045

Net (decrease) increase in cash and cash equivalents	(3,422)	1,145
Cash and cash equivalents at beginning of the period	10,224	10,448

Cash and cash equivalents at end of the period	$6,802	$11,593

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,517	$2,408
Income taxes, net of refunds	246	525
Non-cash transactions:
Transfer of inventory into property, plant and equipment	1,629	1,520
Vendor supplied capital lease agreement	—	718
Receipt of advertising in exchange for test and measurement product	—	62

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. The accompanying Consolidated Balance Sheet as of June 28, 2008 has been derived from those audited Consolidated Financial Statements. Inter-company transactions and balances have been eliminated in consolidation. The Company’s fiscal years end on the Saturday closest to June 30, which resulted in reporting periods ended on March 28, 2009, March 29, 2008 and June 28, 2008.

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

These unaudited Consolidated Financial Statements reflect all adjustments, of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year. Certain reclassifications were made to prior year amounts to conform to the current year presentation. Additionally, certain reclassifications were made to prior quarter amounts to conform to the current year to date presentation.

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

For purposes of comparability, approximately $0.4 and $1.3 million of shipping and handling costs previously classified as SG&A for the prior quarter and prior three quarters ended March 29, 2008, respectively has been reclassified to Cost of revenues to apply the new policy. This change in accounting principle and reclassification had no impact on operating income, net income, or earnings per share.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended March 28, 2009 and March 29, 2008 is approximately $0.7 million and $1.1 million, respectively. For the three quarters ended, March 28, 2009 and March 29, 2008 total share-based compensation is approximately $1.8 million and $3.7 million, respectively.

Stock Options and Assumptions

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the share-based compensation expense could be significantly different from what was recorded in the current periods. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and three quarters ended March 28, 2009 and March 29, 2008:

	Quarter Ended March 28, 2009	Three Quarters Ended March 28, 2009	Quarter Ended March 29, 2008	Three Quarters Ended March 29, 2008
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.97%-1.99%	1.97%-3.23%	2.67%-2.78%	2.67%-4.57%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.96%-51.11%	41.12%-51.11%	43.51%-43.63%	43.51%-48.64%
Weighted average fair value of options granted	$0.70	$1.05	$3.66	$3.70

Changes in the Company’s stock options for the quarter and three quarters ended March 28, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	1,498,070	$13.46
Granted	2,500	$8.55
Exercised	(75)	$2.24
Expired	(1,689)	$12.52
Forfeited	(6,498)	$11.88

Outstanding at September 27, 2008	1,492,308	$13.46	3.36	$628
Granted	298,860	$3.98
Exercised	(6,250)	$1.69
Expired	(156,023)	$14.97
Forfeited	—	$—

Outstanding at December 27, 2008	1,628,895	$11.62	3.38	$98
Granted	499,540	$1.56
Exercised	(1,676)	$2.24
Expired	(84,000)	$16.87
Forfeited	(65,205)	$3.54

Outstanding at March 28, 2009	1,977,554	$9.13	4.12	$830

Vested and expected to vest at March 28, 2009	1,808,629	$9.56	3.43	$698

Exercisable at March 28, 2009	1,184,174	$13.08	2.51	$128

The total intrinsic value of stock options exercised during the quarter and three quarters ended March 28, 2009 was approximately $1,000 and $20,000, respectively as compared to approximately $21,000 and $0.3 million for the quarter and three quarters ended March 29, 2008, respectively. The options granted in the current quarter ended March 28, 2009 have a vesting term of 2 years.

As of March 28, 2009, there was approximately $0.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.2 years. Less than $0.1 million of compensation cost was capitalized in inventory or any other assets for the quarter and three quarters ended March 28, 2009 and March 29, 2008.

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

The following table summarizes transactions related to non-vested stock for the quarter and three quarters ended March 28, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 28, 2008	496,504	$12.24
Granted	—	$—
Vested	(39,976)	$12.19
Forfeited	(2,976)	$8.89

Non-vested stock at September 27, 2008	453,552	$12.27
Granted	64,573	$4.84
Vested	(134,871)	$10.94
Forfeited	(2,665)	$9.37

Non-vested stock at December 27, 2008	380,589	$11.50
Granted	—	$—
Vested	(7,729)	$9.13
Forfeited	(16,072)	$10.58

Non-vested stock at March 28, 2009	356,788	$11.59

Non-vested stock is included in the issued numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

As of March 28, 2009, there was approximately $2.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan and Assumptions

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of March 28, 2009 and June 28, 2008, there was approximately $95,000 and $42,000, respectively of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

The fair value of SARs granted is estimated on the date of grant and remeasured at each reporting period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors award exercise and employee termination patterns to estimate forfeiture rates. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The expected holding period of SARs represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a U.S. Treasury note in effect on the date of the remeasurement for such period closest to the expected term of the SARs.

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At March 28, 2009, there was approximately $1.0 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.2 years.

The table below presents the assumptions used to remeasure the value of the SAR liability at each reporting period:

	March 28, 2009	March 29, 2008	June 28, 2008
Expected holding period (years)	3.5-4.5	4.5	4.5
Risk-free interest rate	1.40%-1.66%	2.33%	3.14%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.38%-57.33%	40.30%	40.36%
Weighted average fair value of SARs granted and outstanding	$0.60	$3.66	$3.79

The fair value of the SARs is liability classified because the awards are payable in cash. As of March 28, 2009 and June 28, 2008, there was approximately $0.3 million and $0.6 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter and three quarters ended March 28, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	712,000	$7.60

Granted	1,744,000	$8.06

Outstanding at September 27, 2008	2,456,000	$7.93	6.08	$164

Outstanding at December 27, 2008	2,456,000	$7.93	5.63	$—
Forfeited	(75,000)	$7.60

Outstanding at March 28, 2009	2,381,000	$7.94	5.55	$—

Vested and expected to vest at March 28, 2009	2,248,363	$7.93	5.50	$—

Exercisable at March 28, 2009	178,000	$7.60	2.93	$—

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with SFAS Statement No. 13, “Accounting for Leases”. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.1 million and $0.3 million for the quarter and three quarters ended March 28, 2009, respectively as compared to approximately $0.3 million and $0.5 million for the quarter and three quarters ended March 29, 2008, respectively.

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

4. Business Realignment Initiatives

Fiscal 2009

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the current economic environment, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, $1.1 million was expensed to Selling, general and administrative and $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of March 28, 2009, approximately $0.6 million has been paid in cash and approximately $1.7 million remains in Accrued expenses and other current liabilities and $0.3 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

In the second quarter of fiscal 2009, in an effort to streamline expenses in response to the current economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, $0.8 million was expensed to Selling, general and administrative and $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of the workforce as compared to June 28, 2008. As of March 28, 2009, approximately $0.6 million has been paid in cash and approximately $0.9 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2010.

Fiscal 2008

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. As of March 28, 2009, approximately $0.3 million has been paid in cash and substantially no accrual remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to Selling, general and administrative. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. As of March 28, 2009, approximately $0.6 million has been paid in cash and no accrual remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2007

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to July 1, 2006. As of March 28, 2009, approximately $1.6 million has been paid in cash and no accrual remains.

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

The Company manages its foreign exchange exposure by entering into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized currently in Other, net in the Consolidated Statement of Operations.

The net gains or losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net gains of approximately $0.3 million and $0.5 million for the quarter and three quarters ended March 28, 2009, respectively, as compared to net losses of approximately $0.1 million and $0.4 million for the quarter and three quarters ended March 29, 2008, respectively. These amounts are included in Other, net in the Consolidated Statements of Operations.

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and three quarters ended March 28, 2009 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter ended March 28, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives	Three Quarters ended March 28, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign exchange futures	Other, net	$(361)	$191

At March 28, 2009, the U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, totaled approximately $16.5 million in notional amounts, including approximately $7.4 million in contracts to buy Swiss Francs for US Dollars, $4.0 million in contracts to sell Euro for US Dollars, and $2.4 million in contracts to sell Euros for Swiss Francs, with the remaining contracts covering a variety of other foreign currencies. At June 28, 2008, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, was approximately $16.3 million.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The provisions of SFAS 157 were effective beginning in fiscal 2009. However, the FASB deferred the effective date of SFAS 157, until the beginning of the Company’s 2010 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of long-lived assets. The Company adopted the provisions of SFAS 157 at the beginning of its fiscal 2009 year for financial assets and liabilities and its adoption did not have a material impact on the consolidated financial position or results of operations. Management does not expect the effect of adopting SFAS 157 for its non-financial assets and liabilities to have a material impact on the Company’s consolidated financial position and results of operations at the date of adoption, although adoption may impact the way that fair value for non-financial assets and liabilities is determined in future periods.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 28, 2009, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange futures	$15	—	$15	—

Accrued expenses and other current liabilities:
Foreign exchange futures	$15	—	$15	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices.

6. Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Quarter ended		Three Quarters ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income (loss)	$2,008	$653	$(103,253)	$2,522
Foreign currency translation (loss) gain	(1,278)	1,561	(2,694)	2,572

Comprehensive income (loss)	$730	$2,214	$(105,947)	$5,094

7. Accounts Receivable, net

The allowance for doubtful accounts and sales returns was approximately $0.8 million and $0.7 million as of March 28, 2009 and June 28, 2008 respectively.

8. Inventories, net

Inventories are stated at the lower of cost (first-in, first-out method) or market, with the exception of demonstration units. Demonstration units are stated at lower of cost (specific identification method) or market. Inventories consist of the following (in thousands):

	March 28, 2009	June 28, 2008
Raw materials	$10,200	$9,581
Work in process	6,781	6,008
Finished goods	19,123	17,297

	$36,104	$32,886

The value of demonstration units included in finished goods was approximately $12.3 million and $10.3 million at March 28, 2009 and June 28, 2008, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $3.3 million and $4.5 million at March 28, 2009 and June 28, 2008, respectively.

In the second quarter of fiscal 2009, the Company recorded an approximate $2.7 million inventory write-down as a result of its realignment initiatives and change in product strategy, which was expensed to Cost of revenues in the Consolidated Statement of Operations.

9. Other Current Assets

Other current assets consist of the following (in thousands):

	March 28, 2009	June 28, 2008
Deferred tax assets, net	$6,239	$5,506
Prepaid taxes	99	249
Prepaid deposits	833	224
Other receivables	711	1,695
Value-added tax receivable	668	664
Other	2,200	1,876

	$10,750	$10,214

10. Goodwill and Other Non-current Assets

Goodwill and other non-current assets consist of the following (in thousands):

	March 28, 2009	June 28, 2008
Goodwill	$—	$105,771

Intangibles, net	$525	$972
Deferred tax assets, net	8,924	9,186
Deferred financing costs on convertible note	1,130	1,920
Other	644	856

	$11,223	$12,934

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

In the second quarter of fiscal 2009, the Company recorded approximately $105.8 million of goodwill impairment, resulting in a carrying value of Goodwill as of March 28, 2009 of zero.

Other Non-Current Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets included in Other non-current assets on the Consolidated Balance Sheets as of the dates indicated (in thousands):

	Original Weighted Average Lives	March 28, 2009	June 28, 2008
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(8,136)	(7,729)

Net carrying amount		$160	$567

Patents and other intangible assets	5.9 years	$1,592	$1,592
Accumulated amortization		(1,227)	(1,187)

		$365	$405

Net carrying amount		$525	$972

Amortization expense for intangible assets, all with finite lives, was approximately $0.1 million and $0.4 million for the quarter and three quarters ended March 28, 2009, respectively, compared to approximately $0.1 million and $1.2 million for the quarter and three quarters ended March 29, 2008, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 28, 2009	June 28, 2008
Compensation and benefits, including severance	$7,524	$7,573
Income taxes	447	114
Warranty	996	1,313
Deferred revenue, current portion	1,335	1,421
Accrued interest on debt	993	598
Retained liabilities from discontinued operations	160	160
Convertible notes (a)	350	5,500
Capital leases	248	234
Professional fees	534	680
Other current liabilities	1,551	1,608

	$14,138	$19,201

(a)	This represents an estimate of the amount of convertible notes that the Company intends to repurchase during the next twelve months based on several factors such as market conditions, available cash and financing and any other potential risks and opportunities the Company may encounter at the respective period end dates.

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

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the quarter and three quarters ended March 28, 2009 and March 29, 2008 (in thousands):

	Quarter ended		Three Quarters ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Balance at beginning of period	$1,229	$1,223	$1,313	$1,190
Accruals for warranties entered into during the period	(52)	288	284	718
Warranty costs incurred during the period	(181)	(170)	(601)	(567)

Balance at end of period	$996	$1,341	$996	$1,341

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

13. Debt and Capital Leases

Credit Agreement

The Company has a $50.0 million senior, secured, four-year credit agreement which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Credit Agreement will expire on July 15, 2011, unless, in the absence of any default it is extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes. As of March 28, 2009, the Company has $15.5 million outstanding against the credit facility and zero outstanding against the letter of credit subfacility and the swingline loan subfacility.

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

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of March 28, 2009, the Company was in compliance with its financial covenants.

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

In the first three quarters of fiscal 2009, the Company repurchased approximately $17.2 million of the outstanding convertible notes, leaving a balance of approximately $50.4 million of which approximately $0.4 million is included in Accrued expenses and other liabilities and $50.0 million is included in Convertible notes on the Consolidated Balance Sheet as of March 28, 2009. As of March 28, 2009, the market value of the convertible notes was approximately $20.3 million. The difference between the amount paid to repurchase the debt and the net carrying amount and the write-off of unamortized fees resulted in gains of approximately $8.6 million and $8.8 million for the quarter and three quarters ended March 28, 2009, respectively, which are reflected as a gain on extinguishment of debt in the Consolidated Statement of Operations. As of March 28, 2009, approximately $1.1 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. As of March 28, 2009, the Company’s outstanding balance under this agreement was approximately $0.4 million, approximately $0.2 million was included in Accrued expenses and other current liabilities and approximately $0.1 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at March 28, 2009. The outstanding balance under this facility remains unchanged from June 28, 2008. The Company had a 50.0 million yen Japanese facility that was cancelled in the third quarter of fiscal 2009.

14. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.6 million and $2.0 million related to operating leases for the quarter and three quarters ended March 28, 2009, respectively, and approximately $0.7 million and $2.0 million for the quarter and three quarters ended March 29, 2008, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

15. Treasury Stock

In May 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. To date, the Company has purchased approximately 1.4 million shares under the plan for a total consideration of approximately $15.5 million. In the first quarter of fiscal 2009, 28,164 shares were repurchased at a weighted average price of approximately $7.96 per share. In the second quarter of fiscal 2009, 72,958 shares were repurchased at a weighted average price of approximately $6.21 per share. In the third quarter of fiscal 2009, 4,570 shares were repurchased at a weighted average price of approximately $1.76 per share.

16. Net Income (Loss) Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter and three quarters ended March 28, 2009 and March 29, 2008 (in thousands):

	Quarter ended		Three Quarters ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Numerators:
Net income (loss)	$2,008	$653	$(103,253)	$2,522

Denominators:
Weighted average shares outstanding:
Basic	12,037	11,763	11,960	11,759
Employee stock options and other	61	269	—	241

Diluted	12,098	12,032	11,960	12,000

The computations of diluted EPS for the quarters ended March 28, 2009 and March 29, 2008 do not include approximately 2.2 million and 1.6 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the three quarters ended March 28, 2009 and March 29, 2008 do not include approximately 1.3 million and 1.7 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on diluted EPS for the quarters and three quarters ended March 28, 2009 and March 29, 2008 because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

17. Income Taxes

The effective income tax rate for the quarter and three quarters ended March 28, 2009 was 24.8% and (0.2)%, respectively, compared to an effective income tax rate of 9.0% and 10.4% for the quarter and three quarters ended March 29, 2008, respectively. The effective income tax rate for the three quarters ended March 28, 2009 includes: the effect of non-deductible goodwill impairment charges of approximately $103.8 million; the write-off of a deferred tax asset related to equity-based compensation of approximately $0.4 million; partially offset by a reduction of tax expense of approximately $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008 (“The Act”), passed into law on October 3, 2008; and a reduction of tax expense of approximately $0.3 million related to the recognition of unrecognized tax benefits due to the expiration of the statute of limitations. The effective income tax rate for the three quarters ended March 29, 2008 includes: the effect of a reduction of tax expense of approximately $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; slightly offset by an approximately $31,000 increase to tax expense for interest related to income tax exposures.

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At March 28, 2009, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.5 million, approximately $2.5 million are reflected as a non-current liability and approximately $8.0 million are reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.4 million of net unrecognized tax benefits will be recognized during the next twelve months and impact the Company’s effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of March 28, 2009, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, fiscal 2006 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
North America	$7,365	$13,786	$30,335	$39,101
Europe/Middle East	11,933	14,897	44,201	44,085
Japan	599	2,707	7,217	9,978
Asia/Pacific	7,026	9,164	25,001	26,663

Total revenues	$26,923	$40,554	$106,754	$119,827

Total assets by geographic area are as follows:

	March 28, 2009	June 28, 2008
North America	$94,489	$207,572
Europe/Middle East	12,197	13,430
Japan	1,976	1,135
Asia/Pacific	3,341	4,849

Total assets	$112,003	$226,986

Total Property, plant and equipment, net by geographic area are as follows:

	March 29, 2009	June 28, 2008
North America	$20,405	$20,218
Europe/Middle East	659	892
Japan	229	232
Asia/Pacific	146	341

Total long-lived assets	$21,439	$21,683

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. This statement establishes the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. Further, it requires that acquisition-related costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Early adoption is not permitted. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. The Company would apply the provisions of SFAS 141R to future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of the Company’s 2010 fiscal year. At March 28, 2009, approximately $2.5 million of unrecognized tax benefits are related to a prior acquisition and would impact the effective tax rate, if recognized.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management has adopted the enhanced disclosures required by SFAS 161.

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008 and management believes its adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

20. Subsequent Events

On May 4, 2009, the Company entered into a Third modification Agreement to modify certain financial and negative covenants, including an increase in the ability to repurchase convertible notes from $22 million in face value to $50 million in face value, as well as the applicable interest margin rates of its New Credit Agreement.

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

In the second quarter, we recorded an approximate $105.8 million goodwill impairment charge, resulting in a carrying value of goodwill as of March 28, 2009 of zero. We will not be required to make any current or future cash expenditures as a result of this impairment.

Business Realignment Initiatives

As a result of the economic downturn, the Company developed an extensive cost-reduction program that consisted of reductions in programs, work force, compensation and certain employee benefits. Execution of this plan began in the second quarter of fiscal 2009 as the Company began to reduce staff and eliminate certain product developments programs, resulting in the streamlining of related product lines. Our cost-reduction program continued into the third quarter of fiscal 2009 with further reductions in staff, compensation and discretionary expenses. We expect these reductions will generate savings of approximately $6.0 million per quarter.

In the third quarter of fiscal 2009, we recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, $1.1 million was expensed to Selling, general and administrative and $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of March 28, 2009, approximately $0.6 million has been paid in cash and approximately $1.7 million remains in Accrued expenses and other current liabilities and $0.3 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

In the second quarter of fiscal 2009, we recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, $0.8 million was expensed to Selling, general and administrative and $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of the workforce as compared to June 28, 2008. As of March 28, 2009, approximately $0.6 million has been paid in cash and approximately $0.9 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2010. Additionally, we recorded an approximate $2.7 million inventory write-down as a result of these realignment initiatives and change in product strategy, which was expensed to Cost of revenues in the Consolidated Statement of Operations.

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

•	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), as it relates to non-financial assets and liabilities.

See Note 19 “New Accounting Pronouncements” and Note 5 - “Derivatives and Fair Value” for additional information on recent pronouncements adopted and not yet adopted.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarters and three quarters ended March 28, 2009 and March 29, 2008.

	Quarter ended		Three Quarters ended
(Unaudited)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues:
Test and measurement products	91.8%	93.1%	93.8%	93.8%
Service and other	8.2	6.9	6.2	6.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	46.9	44.4	46.0	43.0

Gross profit	53.1	55.6	54.0	57.0

Operating expenses:
Selling, general and administrative	42.2	31.3	34.4	32.0
Research and development	30.4	20.6	23.2	19.9
Reimbursement from escrow account	—	(0.6)	—	(0.2)
Impairment of goodwill	—	—	99.1	—

Total operating expenses	72.6	51.3	156.7	51.7

Operating (loss) income	(19.5)	4.3	(102.7)	5.3
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	31.8	—	8.3	—
Interest income	0.1	0.2	0.1	0.2
Interest expense	(3.4)	(2.5)	(2.6)	(2.8)
Other, net	0.9	(0.2)	0.5	(0.4)

Other income (expense), net	29.4	(2.5)	6.3	(3.0)

Income (loss) before income taxes	9.9	1.8	(96.4)	2.3
Provision for income taxes	2.5	0.2	0.2	0.2

Net income (loss)	7.4%	1.6%	(96.6)%	2.1%

Comparison of the Quarter Ended March 28, 2009 and March 29, 2008

Total revenues were approximately $26.9 million for the quarter ended March 28, 2009, compared to approximately $40.6 million for the comparable prior year period, representing a decrease of 33.6%, or approximately $13.6 million, primarily as a result of a measurable decline in sales of Test and measurement products driven by the world-wide economic downturn, coupled with the negative impact of foreign currency fluctuations of approximately $1.7 million. Revenues decreased predominantly among our mid-range oscilloscopes and protocol products, as our customers reduced staffing levels and their need for capital equipment and postponed spending. Our high-end oscilloscope business produced stronger than expected sales as a result of solid demand for the WaveMaster 8Zi series, a new product offering in the current quarter. Additionally, the WaveAce TM, our first offering in the low-cost scope market, continued to gain market traction.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $2.2 million for the quarter ended March 28, 2009, representing a decrease of approximately 21.3% or $0.6 million, compared to approximately $2.8 million for the comparable prior year period. The decrease was primarily the result of declines in upgrade purchases driven by the economic downturn, along with negative foreign currency impact.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Quarter Ended March 28, 2009	percentage	Quarter Ended March 29, 2008	percentage
North America	$7,365	27.4%	$13,786	34.0%
Europe/Middle East	11,933	44.3	14,897	36.7
Japan	599	2.2	2,707	6.7
Asia/Pacific	7,026	26.1	9,164	22.6

Total revenues	$26,923	100.0%	$40,554	100.0%

For the quarter ended March 28, 2009, geographic revenues were lower in all regions in terms of dollars. We experienced a greater decline in revenues in North America and Japan as compared to Europe/Middle East and Asia/Pacific, as the economic outlook worsened.

Gross profit for the quarter ended March 28, 2009 was approximately $14.3 million, or 53.1% gross margin, compared to approximately $22.6 million, or 55.6% gross margin, for the comparable prior year period. The lower gross profit dollars as well as gross margin percentage in fiscal 2009 was primarily attributable to the decreased demand for our Test and measurement products and greater discounting practices necessary to drive sales in an economic downturn, along with an approximate $0.6 million of business realignment charges.

Selling, general and administrative (“SG&A”) expense was approximately $11.4 million for the quarter ended March 28, 2009 as compared to approximately $12.7 million for the quarter ended March 29, 2008, representing a decrease of approximately 10.5% or $1.3 million. The decrease was mainly due to our extensive cost-reduction program that began in the second quarter, which included reductions in workforce, compensation and other employee benefits, coupled with a reduction in share-based compensation expense of approximately $0.3 million, as a result of the decrease in the fair value of the SARs. These cost reductions more than offset the current quarter business realignment charge of approximately $1.1 million, as compared to approximately $0.3 million for business realignment taken in the prior year comparable quarter. As a percentage of total revenues, SG&A expense increased to approximately 42.2% in the current quarter, as compared to 31.3% in the prior year quarter due to the lower sales base.

Research and development (“R&D”) expense was approximately $8.2 million for the quarter ended March 28, 2009, compared to approximately $8.4 million for the comparable prior year period, a decrease of approximately 2.2% or $0.2 million. The decrease resulted primarily from the extensive cost-reduction program that began in the second quarter to reduce programs, workforce, compensation and other employee benefits, partially offset by an approximate $0.9 million charge related to business realignment initiatives, along with costs associated with new product development. As a percentage of total revenues, R&D expense increased from 20.6% in the third quarter of fiscal 2008 to 30.4% in the third quarter of fiscal 2009 as a result of a lower sales base.

Other income (expense), net, which consists primarily of: gains on extinguishment of convertible debt, net of issue cost write-off, interest income and expense and foreign exchange gains and losses was approximately $7.9 million of income in the third quarter of fiscal 2009 compared to an expense of approximately $1.0 million for the third quarter of fiscal 2008. Gains on the extinguishment of convertible debt, net of issue cost write-off were approximately $8.6 million in the current quarter, resulting from our repurchase of approximately $14.5 million of our convertible notes in the third quarter of fiscal 2009. Net interest expense was approximately $0.9 million for the quarter ended March 28, 2009 as compared to approximately $1.0 million for the comparable prior period. In addition, there was a foreign exchange gain of approximately $0.3 million in the third quarter of fiscal 2009 as compared to a foreign exchange loss of approximately $0.1 million in the comparable prior year quarter, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than one of our functional currencies.

Comparison of the Three Quarters Ended March 28, 2009 and March 29, 2008

Total revenues were approximately $106.8 million for the three quarters ended March 28, 2009, compared to approximately $119.8 million for the comparable prior year period, representing a decrease of approximately $13.1 million, or 10.9%, primarily as a result of a measurable decline in sales of Test and measurement products driven by the world-wide economic downturn, coupled with the negative impact of foreign currency fluctuations of approximately $2.5 million. Our sales were impacted by our customers reducing staffing levels and their need for capital equipment and postponing spending.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $6.7 million for the three quarters ended March 28, 2009, representing a decrease of approximately 10.1% or a $0.7 million, compared to $7.4 million for the comparable prior year period. The reduction was primarily the result of a decrease in upgrade purchases furthered by the economic downturn, along with negative foreign currency impact.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Three Quarters Ended March 28, 2009	percentage	Three Quarters Ended March 29, 2008	percentage
North America	$30,335	28.4%	$39,101	32.6%
Europe/Middle East	44,201	41.4	44,085	36.8
Japan	7,217	6.8	9,978	8.3
Asia/Pacific	25,001	23.4	26,663	22.3

Total revenues	$106,754	100.0%	$119,827	100.0%

For the three quarters ended March 28, 2009, geographic revenues were slightly higher in Europe/Middle East in terms of dollars and percentages of total revenue. The gains in Europe/Middle East were driven by improved sales productivity supported by strong distribution channels, despite the world-wide economic downturn, which negatively impacted the later part of the period and negative foreign currency impact. However, the gains were more than offset by decreases in North America due to the economic environment which caused customers to postpone their spending along with slower than anticipated adoption of next-generation standards for our protocol products. Decreases in Japan and Asia/Pacific also resulted from the economic environment and negative foreign currency impact.

Gross profit for the three quarters ended March 28, 2009 was approximately $57.6 million, or 54.0% gross margin, compared to approximately $68.3 million, or 57.0% gross margin, for the comparable prior year period. The lower gross margin in fiscal 2009 in terms of dollars and percentages was primarily attributable to the decreased demand for our Test and measurement products and greater discounting practices necessary to drive sales in an economic downturn, coupled with an approximate $2.7 million charge for the write-down of inventory and approximately $0.7 million of severance costs, as a result of realignment initiatives and change in product strategy. The prior year comparable period was also negatively impacted by approximately $0.8 million for an inventory write-down, approximately $0.5 million related to the amortization of an acquired Catalyst intangible asset which was fully amortized in fiscal 2008, along with approximately $0.1 million of business realignment charges.

Selling, general and administrative (“SG&A”) expense was approximately $36.8 million for the three quarters ended March 28, 2009 compared to approximately $38.3 million for the three quarters ended March 29, 2008, representing a decrease of approximately $1.6 million or 4.1%. The decrease was mainly attributable to a reduction in share-based compensation expense of approximately $1.7 million, as a result of the reduction in fair value of the SARs and our extensive cost-reduction program that began in the second quarter, which included reductions in workforce, compensation and other employee benefits. These cost reductions more than offset approximately $1.9 million of business realignment charges taken in the current fiscal year. As a percentage of total revenues, SG&A expense increased approximately 2.4% to 34.4% in the current fiscal year, as compared to $32.0% in the prior year due to a lower sales base.

Research and development (“R&D”) expense was approximately $24.8 million for the three quarters ended March 28, 2009, compared to approximately $23.9 million for the comparable prior year period, an increase of approximately 3.9% or $0.9 million. The increase primarily resulted from an approximate $1.5 million charge related to business realignment initiatives, along with costs associated with new product development, partially offset by savings derived from our extensive cost-reduction program that began in the second quarter of fiscal 2009. As a percentage of total revenues, R&D expense increased from 19.9% for the three quarters ended March 29, 2008 to 23.2% for the three quarters ended March 28, 2009 as a result of a lower sales base coupled with the business realignment and new product development charges.

Other income (expense), net, which consists primarily of: gains on extinguishment of convertible debt, net of issue cost write-off, interest income and expense and foreign exchange gains and losses was approximately $6.7 million of income for the three quarters ended in fiscal 2009 compared to an expense of approximately $3.6 million for the three quarters ended in fiscal 2008. The three quarters ended March 28, 2009 includes an approximate $8.8 million gain on extinguishment of convertible debt, net of issue cost write-off, resulting from our repurchase of approximately $17.2 million of our convertible notes in fiscal 2009. Net interest expense was approximately $2.7 million for the three quarters ended March 28, 2009 as compared to approximately $3.1 million for the comparable prior period. In addition, there was a foreign exchange gain of approximately $0.5 million for the three quarters ended March 28, 2009, as compared to a foreign exchange loss of approximately $0.4 million in the comparable prior year period, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than one of our functional currencies.

Income Taxes

The effective income tax rate for the quarter and three quarters ended March 28, 2009 was 24.8% and (0.2)%, respectively, compared to an effective income tax rate of 9.0% and 10.4% for the quarter and three quarters ended March 29, 2008, respectively. The effective income tax rate for the three quarters ended March 28, 2009 includes: the effect of non-deductible goodwill impairment charges of approximately $103.8 million; the write-off of a deferred tax asset related to equity-based compensation of approximately $0.4 million; partially offset by a reduction of tax expense of approximately $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008 (“The Act”), passed into law on October 3, 2008; and a reduction of tax expense of approximately $0.3 million related to the recognition of unrecognized tax benefits due to the expiration of the statute of limitations. The effective income tax rate for the three quarters ended March 29, 2008 includes: the effect of a reduction of tax expense of approximately $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; slightly offset by an approximately $31,000 increase to tax expense for interest related to income tax exposures.

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Effective July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as amended by FASB Staff Position No. 48-1 (“FSP-FIN 48-1”), “Definition of Settlement in FASB Interpretation 48”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date.

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and face audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At March 28, 2009, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.5 million, approximately $2.5 million are reflected as a non-current liability and approximately $8.0 million are reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

We believe it is reasonably possible that approximately $0.4 million of net unrecognized tax benefits will be recognized during the next twelve months and impact our effective tax rate.

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of March 28, 2009, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, fiscal 2006 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Liquidity and Capital Resources

Cash and cash equivalents at March 28, 2009 were approximately $6.8 million compared to approximately $10.2 million at June 28, 2008.

Net cash used in operating activities was approximately $6.4 million for the three quarters ended March 28, 2009 compared to net cash provided by operating activities of approximately $17.2 million in the same period last year. The net cash used in operating activities was attributable to: a net loss of approximately $103.3 million; a gain on the extinguishment of convertible debt, net of issue cost write-off, of approximately $8.8 million; and working capital requirements of approximately $6.8 million, partially offset by a non-cash goodwill impairment charge of approximately $105.8 million; non-cash depreciation and amortization of approximately $4.9 million; and share-based compensation of approximately $1.8 million. Working capital requirements for fiscal 2009 were impacted by an increase in inventory levels, as a result of our new product launches and lower accounts payable, driven by lower volume and cost-cutting measures. The net cash provided by operating activities for the three quarters ended March 29, 2008 was attributable to: net income of approximately $2.5 million; working capital contributions of approximately $6.2 million; and non-cash depreciation and amortization of approximately $5.4 million; and share-based compensation of approximately $3.7 million.

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $3.0 million in the three quarters ended March 28, 2009 compared to approximately $2.3 million in the same period in fiscal 2008. This increase was due to the incremental spending related to our new product launches.

Net cash provided by financing activities was approximately $6.7 million in the three quarters ended March 28, 2009 compared to net cash used in financing activities of approximately $14.8 million in the same period in fiscal 2008. Net cash provided by financing activities in fiscal 2009 was primarily the result of: net borrowings under the credit line of $15.5 million; partially offset by the repurchase of convertible notes of approximately $8.4 million (cash payments for principal); and the purchase of treasury shares for approximately $0.7 million. Net cash used in financing activities in fiscal 2008 primarily resulted from: the repayment of borrowings under the credit line of approximately $9.4 million; the repayment of a note payable to related party for business acquisition of approximately $3.5 million; and the repurchases of treasury stock for approximately $2.1 million.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations as set forth in the table below:

(In thousands)	Payments due by Period as of March 28, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$2,885	2,576	309	—	—
Supplier agreements	940	940	—	—	—
Operating lease obligations	5,096	2,126	2,114	856	—
Vendor supplied capital lease agreement	379	248	131	—	—
Convertible notes (1)	50,350	—	50,350	—	—

Total (2)	$59,650	$5,890	$52,904	$856	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. Although not contractually due until October 15, 2011, the Company has included approximately $0.4 million in Accrued expenses and other current liabilities on the Consolidated Balance Sheet, as this represents an estimate of the amount of convertible notes the Company intends to repurchase in the next twelve months.
(2)	The table above does not include our reserves for uncertain tax positions under FIN 48 because we are unable to reasonably predict the ultimate amount or timing of settlement. See Note 17 – Income Taxes for additional information.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no such matters currently pending that the Company expects to have a material adverse affect on business, results of operations, financial condition or cash flows.

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

Issuer Repurchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to two million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during the third quarter of fiscal 2009. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 to February 28, 2009	4,570	$1.76	4,570	558,502

Total	4,570	$1.76	4,570	558,502

ITEM 5.	OTHER INFORMATION

On May 4, 2009, the Company entered into a Third modification Agreement to modify certain financial and negative covenants, including an increase in the ability to repurchase convertible notes from $22 million in face value to $50 million in face value, as well as the applicable interest margin rates of its New Credit Agreement, as included in Item 6, Exhibit 10.45.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description
10.45	Third Modification Agreement, dated May 4, 2009, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 7, 2009.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	LeCROY CORPORATION

/s/ Sean B. O’Connor
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer