Form 10-K
period 2009-06-27
LECROY CORP
filed 2009-09-14
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2009

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

YES  ☐            NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐            NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒            NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

The number of shares outstanding of the registrant’s common stock, as of September 3, 2009, was 12,498,110 shares. The aggregate market value of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $31,660,532.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

LeCROY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 27, 2009

LeCroy®, WaveLink®, WaveMaster®, WavePro® , WaveJet®, WaveAce®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, CATC™ , and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in or incorporated by reference in this report, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, other than purely historical information, including, without limitation, those statements relating to the Company’s future business prospects, projected operating or financial results, revenues, business plans and objectives, trends, seasonality, cyclicality and growth in the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, new product introductions, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations, our ability to generate cash from continuing operations, working capital, liquidity, capital needs, plans for future operations, expectations regarding capital expenditures and operating expenses, growth in our business, the potential impact of adopting new accounting pronouncements, our purchase commitments, our cost-control activities, savings and headcount reduction recognized from our business realignment programs, our stock and convertible note repurchase programs, the existence or length of an economic recovery, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “future”, “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

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

Our Company

LeCroy Corporation (the “Company,” “LeCroy,” “us,” “we” or “our”) was founded in 1964 and is incorporated in the State of Delaware. Our principal executive offices and manufacturing facilities are located at 700 Chestnut Ridge Road, Chestnut Ridge, New York 10977 and our telephone number is (845) 425-2000. Our website is located at www.lecroy.com. We sell our products and provide service worldwide through direct sales, including our wholly-owned subsidiaries, manufacturers’ representatives, telesales, distributors, and electronic commerce.

We develop, manufacture, sell and license high-performance oscilloscopes and global communication protocol analyzers. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer seven families of oscilloscopes, which address different solutions for the markets we serve: WaveExpert, our line of Sampling Oscilloscopes; WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer and WaveJet, designed for value-oriented users in the low bandwidth sector of the market; and WaveAce, our entry-level oscilloscope products. Our protocol analyzers are used to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards. The protocol analyzers are used by designers and engineers whose products are in development and production and also for products deployed in the field.

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

According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment was approximately $7.8 billion in 2008. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

Growth in the Test and Measurement market is driven by improvements in electronic systems performance, growth in the electronics market and emerging technologies and standards. Designers in a wide variety of industries are being constantly driven to increase the performance of their products and to add new features and capabilities. These improvements rely on advanced semiconductor technology and require the design of faster, more powerful and complex electronic systems. As a result, the underlying technological advances in communications and electronic signals are increasing exponentially in complexity and speed. This is driving the demand for analysis tools that allow designers and manufacturers of these devices to improve new-product cycle time. With each advance in technology, engineers designing next generation technologies and products must contend with both a reduced margin for error and a progressively more difficult task of fully characterizing new product design.

While the overall market for test and measurement equipment is made up of hundreds of different types of instruments and measurement tools, one of the largest single product categories is oscilloscopes. We estimate that oscilloscopes represented approximately $1.2 billion of the overall $7.8 billion market in 2008 and protocol analyzers, inclusive of versions for wireless, represented approximately $750 million. Protocol analyzers address specific communications standards in the wide area network (WAN), local area network (LAN), storage area network (SAN), computer peripheral interconnect market spaces and wireless networks and systems. LeCroy presently focuses on the storage area network and computer peripheral interconnect space. We believe the potential total available market for the Company’s protocol analyzers lies in the $100 million range of the total protocol analyzer product category.

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

The three primary specifications of an oscilloscope are its bandwidth or the capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time, typically billions of samples per second in modern oscilloscopes; and memory length, or the number of data points that may be captured at one time. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Real-time oscilloscopes with bandwidths ranging from 20 Megahertz (“MHz”) up to 30 Gigahertz (“GHz”) are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe the oscilloscope market can be generally divided into four major categories:

•

High-end oscilloscopes. The largest part of the market, which we believe currently accounts for slightly more than half of the market based on revenues generated, comprises instruments with the ability to capture and analyze signals ranging from 300 MHz up to the highest available real-time bandwidths. These instruments generally sell from $4,000 up to over $200,000 depending on their capabilities.

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

•

Sampling oscilloscopes. For certain high signal speed applications, instruments with bandwidths of up to 100 GHz are required. At these speeds, real-time oscilloscopes do not have the ability to track the signal shape in real time and take samples quickly enough to be effective. We believe this category currently comprises less than 10% of the overall market, but because of their ability to provide extremely high bandwidths, sampling oscilloscopes can range in price generally from $22,000 to $90,000.

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

Computer technology initially provided connectivity only among internal devices, such as the processor, memory and storage, and with external peripheral devices, such as the keyboard, mouse and printer. Today, computer technology also enables connectivity among multiple computing devices and across networks, such as LAN, WAN, SAN, home area networks, personal area networks and the Internet. Consumer electronics technology is progressively enabling connectivity among devices, such as Internet appliances, digital cameras, mobile telephones, gaming systems, audio systems and televisions.

Digital devices communicate by sending electronic signals through a transmission channel according to a specified protocol. A protocol is a set of detailed rules that govern and regulate the manner in which the signals are sent, received, and interpreted. The channel and the protocol are both typically specified in a formal communications standard. For communication to be successful, each device must implement and conform to the same standard.

Early communications standards were relatively simple, typically involving low-speed communications between two simple devices connected directly by copper wire. Current standards are increasingly complex, typically involving high-speed communications among multiple sophisticated devices indirectly linked to other devices and across various physical media, including copper wire and fiber optic cables, or wireless technologies with rapidly fluctuating frequencies. As a result, standards that were specified initially in only a few pages of text may now extend to over one thousand pages. The specifications for these standards are broadly available, which facilitates interoperability of hardware and software products from different manufacturers.

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

•

PCI Express. PCI Express is an emerging standard first introduced in 2002 and is intended to enhance the Peripheral Connect Interface (PCI) architecture spanning multiple computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express provides system original equipment manufacturers, or OEMs, and peripheral developers the ability to realize product versatility and market differentiation without the burden of maintaining obsolete interfaces or losing compatibility. The promoter group consists of Hewlett-Packard, Dell, IBM, Intel and Microsoft. PCI Express runs at 2.5 Gbps per lane in each direction, providing a total bandwidth of 80 Gbps in a 16-lane configuration. The next generation of PCI Express, Generation 2 or Gen 2, runs at 5.0 Gbps per lane in each direction, providing a total bandwidth of 160 Gbps for a 16-lane configuration. The adoption of PCI Express Gen 2 began in the first half of fiscal 2007.

•

Serial ATA. The Serial ATA standard (Serial Advanced Technology Attachment, or SATA) enables high-speed, low-cost internal storage connections for desktops and mobile computers. Serial ATA was introduced in 2000 and has replaced Parallel ATA, the standard used to connect storage devices such as hard drives, DVD and CD drives to the motherboard. Serial ATA operates over copper wire at speeds up to 6 Gbps over distances of up to one meter. Broad based adoption of Serial ATA in the storage market has led to the use of SATA in new applications including server, networked storage and consumer electronics devices.

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

•

Universal Serial Bus. The Universal Serial Bus standard (USB) enables low, medium and high-speed connectivity between computers and peripheral devices, including keyboards, mice, printers, scanners, joysticks and cameras, using plug and play technology. In addition, it is becoming widely used as the replacement technology for proprietary cabling on medical and industrial control equipment. USB was introduced in 1995 and replaces the serial, parallel, mouse and keyboard ports. The specifications for the second version of USB, or USB 2.0, were released in April 2000. USB 2.0 enabled connectivity through copper wires at speeds of up to 480 Mbps over distances of up to five meters. USB 3.0 was ratified in November 2008 and introduced a new connectivity speed of 5.0 Gbps over distances of up to five meters. The promoter group for USB consists of Hewlett-Packard, Intel, Microsoft, NEC, ST-NXP and Texas Instruments. Market research firm In-Stat forecasts that USB-enabled electronics device annual shipments will double from 1.4 billion in 2005 to 3.9 billion in 2012.

LeCroy is a provider of protocol analyzers for these existing and emerging digital communications standards. Our products are used by semiconductor, device, system and software companies at each phase of their products’ lifecycles from development through production and market deployment. We have expertise in the Fibre Channel, IEEE 1394, InfiniBand, PCI, PCI Express, SCSI, Serial ATA, SAS, and USB standards and are actively engaged with our customers throughout their development and production processes in order to deliver solutions that meet their needs. Utilizing our easy to use, color-coded expert analysis software called CATC Trace™ and Catalyst Trace™ View, our products generate, capture, filter and analyze high-speed communications traffic, allowing our customers to quickly discover and correct persistent and intermittent errors and flaws in their product design. Our production products are used during the manufacturing process to ensure that our customers’ products comply with standards and operate with other devices, as well as assist system manufacturers to download software onto new computers.

Our Competitive Strengths

We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment used by electronic designers and engineers to measure and analyze complex electronic signals and communication protocols. Our key competitive strengths include:

Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the markets we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire oscilloscope product line. We are a major participant in the various standards groups found in our portfolio of supported protocols. Our expertise has helped make it possible for protocol technologies to increase in scope of utility and stability. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 103 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications where we believe seeking such protection will provide us a competitive advantage.

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

Global sales and distribution. We have a global sales force and distribution structure covering the Americas, Europe/Middle East, Japan and Asia/Pacific. Each of these regions is a major contributor to our revenue and provided between approximately 8% and 41% of our revenues in the last three fiscal years. We currently have direct sales personnel in 12 countries and operate in over 50 smaller markets through regional managers, distributors and manufacturers’ sales representatives. We believe that our sales engineers are recognized by our customers for their technical expertise. Our sales force often works in tandem with design engineers to create solutions to complex applications.

Experienced management team. Our management team has a long and successful track record in the Test and Measurement industry with an average of over 20 years of experience in the industry. Our management team has overseen the introduction of many new products over the recent years and has restructured our operations, enhancing our focus on our core markets while developing our ongoing business strategy, which encourages product innovation.

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

Focus on the market for serial data test applications. The market for testing important serial data standards, including PCI Express, Gen I and Gen 2, Serial ATA, SAS, USB 2.0, and USB 3.0, is a rapidly growing market — on the order of approximately 15% Compound Annual Growth Rates (CAGR) for markets addressed by the Company’s products, according to internal estimates. The primary tools associated with testing serial data links are oscilloscopes (to test the electrical signals and paths or the “physical layer”) as well as specialized protocol analyzers (to observe, decode and verify that the desired data traffic and device specific messages are flowing from node to node). Our high end real-time oscilloscope and sampling oscilloscope development efforts are aimed primarily at satisfying the needs of customers in this important applications area. We believe our offering in these two primary product categories combined with an intense focus on ensuring the right capability is available to our customers at the right time in the most important applications will allow us to continue to grow in this market segment.

Products and Services

Oscilloscopes

We currently offer six major real-time oscilloscope families: WaveMaster, WavePro, WaveRunner, WaveSurfer, WaveJet and WaveAce, and one sampling oscilloscope family, WaveExpert. Each oscilloscope model is capable of capturing and analyzing electronic signals at different bandwidth and performance points in the market. Each oscilloscope family is also offered with a selection of general software packages that expand its capabilities and allow customization of the operation and measurements of the specific product.

Product Family	Number of Models	Bandwidth Range	U.S. List Price Range	Market Introduction
WaveExpert Sampling Oscilloscope Series	1	Up to 100 GHz	$22,000 - $90,000	April 2005
WaveMaster /SDA/DDA 8Zi Series	18	4 - 30 GHz	$59,490 - $215,990	January 2009
WavePro/SDA/DDA 7Zi Series	11	1.5 - 6 GHz	$24,000 - $75,490	July 2008
WaveRunner Xi A Series	18	400 - 2000 MHz	$9,770 - $22,990	February 2009
WaveSurfer Xs A Series	12	200 - 1000 MHz	$6,960 - $13,990	March 2009
WaveJet 300 A Series	8	100 - 500 MHz	$2,590 - $5,590	April 2009
WaveAce Series	6	100 - 500 MHz	$950 - $2,290	October 2008

Supporting Analyzers and Application Software

Our general purpose oscilloscope products are tailored with proprietary software and hardware to create application specific analyzers which function as industry-specific oscilloscopes for use in:

•	Data storage applications — Disk Drive Analyzer products and DDA5000 series, using WaveMaster and WavePro platforms;

•	Serial data applications — Serial Data Analyzer products, SDA3000 series, SDA4000, SDA5000 series, SDA6000 series, SDA 7Zi series, and SDA 8Zi series, based on the WaveMaster platform;

•	Automotive applications — Hardware and software applications based on the WaveRunner platform for use in understanding serial communications in automobiles and industrial systems; and

•	Power measurement applications — Hardware and software applications based on the WaveRunner and WaveSurfer platforms for use in a variety of industries.

Protocol Analyzers

Our protocol analyzer products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary intuitive expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Highlights include:

•

Summit™ T2-16 PCI Express Analyzer. The Summit T2-16, a new high performance platform, features full bi-directional decode and capture of x1 up to x16 PCI Express lanes at both 2.5 and 5 GT/s (Giga-Transfers per second) per lane. Like its predecessors it can capture, process and analyze PCI Express traffic, but with the added capability to support physical layer decoding with the Bit Tracer option. Both 1GbE (Gigabit Ethernet) and USB host connectivity are provided to make it easy to set up and use. Passive and Active interposer technologies allow maximum high impedance and low power signal tapping.

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

•

Protocol Test Card (PTC). The PTC is a multimodal compliance test board used for checking adherence to the protocol-oriented sections of the PCI Express Gen 2 specification. The PTC has been developed in close collaboration with Intel®, and is specifically designed to meet industry requirements for next generation development tools for PCI Express. This tool is used by validation and test engineers to check for functionality and interoperability of add-in cards, systems, and chips using PCI Express Gen 2. The tests are mainly defined to check the platform (basic input/output systems, operating systems and root complex) and add-in devices (endpoints, switches, and bridges) in the form of an add-in card that works at both 5 GT/s and 2.5 GT/s.

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

•

PETrainer™ ML. First introduced in 2003, the PETrainer is a PCI Express™ exerciser capable of emulating PCI Express root complex and end point devices. The PETrainer ML supports x1 up to x4 lane training at 2.5 GT/s per lane. It is a critical test and verification tool intended to assist engineers in improving the reliability of their solutions, while providing advanced capabilities for stress and corner case testing. Together with the CATC PETracer ML, the PETrainer reduces time to market by enabling users to quickly identify logic and design flaws.

•

Edge T1-4. The Edge T1-4 is an advanced verification system. First introduced in 2008, the Edge T1-4 is a high impedance, non-intrusive analyzer, capturing, processing and analyzing PCI Express traffic. The Edge T1-4 allows for full bi-directional decode and capture of up to x1 or x4 PCI Express lanes at 2.5 GT/s per lane. This analyzer is based on a card form factor.

•

Sierra M6-4 and M6-2 test platforms. The Sierra systems provide a complete protocol test tool for 6G SAS and/or SATA development, including protocol analysis, traffic generation, device emulation, error injection and compliance test, all in one package. The Sierra systems offer two hardware platforms: The Sierra M6-4, which supports up to four ports for a lab environment; and the compact, portable Sierra M6-2, which supports up to two ports for either lab or field environments.

•

STX Series. The STX SAS Master and SATA Master are integrated analyzer/exerciser systems designed to address the serial storage protocol test and verification market. The STX 231 and 431 series offer support for Serial ATA (SATA) and Serial Attached SCSI (SAS) 1.5 and 3 Gbps signaling speeds. The flagship STX 460 offers support for 1.5, 3, and 6 Gbps SAS-2 protocol capture. The STX product family also offers target and host emulation enabling full system validation. The STX products accommodate a high degree of configurability across protocols, speeds, and target applications.

•

Voyager Analyzer/Exerciser. The Voyager Analyzer/Exerciser system, introduced in 2008, is LeCroy’s flagship USB development and test tool. Voyager supports all speeds of the new USB 3.0 specification with both an analyzer and exerciser in a single unit. The Voyager’s unique architecture allows for traffic generation and analysis via a single connection point. The “ReadyLink” feature of the exerciser allows for seamless connectivity to SuperSpeed devices. The analyzer/exerciser system can be used for error injection and compatibility testing, as well as device and compliance verification.

•

USBTracer/Trainer™. The USBTracer/Trainer system, introduced in 2001, is LeCroy’s standard USB 2.0 development and test tool that provides two independent recording channels and captures all USB bus speeds. The USBTrainer is an integrated traffic generator option capable of emulating host or device traffic behaviors. The analyzer/exerciser system is used by PC manufacturers and designers, USB silicon and device manufactures to test the robustness of their USB designs. The analyzer/exerciser system can be used for error injection, compatibility testing and compliance verification.

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

•

Conquest™ Series. The Conquest Series provides a range of entry-level USB protocol analyzers that support 2.0 and 1.1 speeds, upper level protocol decoding and an easy-to-use graphical interface. Targeted at the growing market for embedded USB designs, the Conquest is available in a Standard and Pro model. Both systems offer high-speed USB protocol analysis with additional features like traffic generation and timing waveform displays available in the Pro model for more sophisticated testing applications.

•

PeRT[3]. The PeRT[3] (Protocol-enabled Receiver and Transmitter Tolerance Tester) is a new line of products from LeCroy targeted at the important area of electronic design known as receiver testing. It allows parameters to be varied in the physical layer while incorporating protocol and link layer connectivity to enable seamless control of the device under test to create fully automated test environments for both compliance and margin testing. PeRT[3] is a Bit Error Rate (BER) Tester based instrument with a 6.125 Gbps pattern generator and error detector, featuring a full range of stress injection capabilities including random jitter, sinusoidal jitter, common mode noise, pre-emphasis and spread spectrum clocking (SSC). The protocol enabled generators and detectors are capable of performing loopback initialization directly with the device under test without any external tools, and analysis can be performed for both BER and frame error rate (FER).

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

We also provide support, repairs, maintenance, recalibration and a variety of post sale upgrades and installations. We maintain field service centers in Chestnut Ridge, New York; Santa Clara, California; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; Beijing, China; and Singapore.

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

•

new interface standards, which enable increased interoperability and higher levels of bandwidth between devices and peripherals, including: PCI Express, Gen I and Gen 2 — a high speed serial data interface for connection to high performance subsystems, such as a graphics card, inside a computer; Serial Advanced Technology Attachment (Serial ATA), 1.5 Gb/s, 3.0 Gb/s and 6.0 Gb/s — a high speed serial data interface for computer disk drives; USB 3.0 — the latest version of the Universal Serial Bus standard, a high speed computer peripheral expansion interface; 10 Gigabit Ethernet Attachment Unit Interface (XAUI) — a 10 Gigabit Ethernet standard that improves the routing of electrical interconnections; and Firewire — a high-speed serial interface for computer peripheral expansion, High Definition Multimedia Interface (HDMI) and DisplayPort — high speed serial data interfaces used for transmitting digital video and audio to monitors and high definition televisions.; and

•	system-on-a-chip validation.

Data Storage Devices. This market includes companies that provide magnetic and optical storage devices such as hard disk drives, removable media, tape, CDs and DVDs. Requirements in this end market are being driven by:

•	continued pressure to reduce product development life cycle time;

•	increasing need to store more information on storage media, which requires the encoding of signals to achieve higher density;

•	migration of hard disk drives to portable media applications and consumer devices, such as MP3 players and digital video recorders;

•	evolution to perpendicular magnetic recording for higher capacity storage; and

•	adoption of faster point-to-point connections through the use of the SATA and SAS, interface standards.

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

We sell our oscilloscopes and protocol analyzers through our own direct sales force, distributors, and manufacturer representatives in the United States. Internationally, our protocol products are sold through specialized distributors that are aligned with key customers in our end markets as well as our own direct sales force. The oscilloscope products, in addition to being sold through distributors and manufacturer representatives internationally, are also sold through a direct sales force in Switzerland, Germany, Italy, France, the United Kingdom, Sweden, Japan, China, South Korea and Singapore, with regional sales headquarters located in Chestnut Ridge, New York; Santa Clara, California; and Geneva, Switzerland.

We support our customers through a worldwide network of specialized applications engineers. We maintain service, repair and calibration facilities in Chestnut Ridge, New York; Santa Clara, California; Geneva, Switzerland; Seoul, South Korea; Tokyo, Japan; Beijing, China; and Singapore.

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

Manufacturing and Suppliers

We have consolidated and streamlined our manufacturing and operational activity to focus on our core expertise of oscilloscope and protocol analyzer product introduction and development. Our WaveExpert, WaveMaster, and WavePro oscilloscopes and related products are manufactured at our facility in Chestnut Ridge, New York. Protocol analyzer products are manufactured in our Santa Clara, California facility. Our focus on supply chain execution has allowed us to improve the cycle time required to build our instruments as well as reduce the time required to test and deliver products to our customers. For example, we have partnered with manufacturing companies in the U.S. and Asia that have allowed us to design and develop innovative products at reduced costs. This has allowed us to lower the costs of our products to our customers while improving our margins. Our WaveJet products are manufactured in Japan, while our WaveAce products are manufactured in China. Our WaveRunner Xi and WaveSurfer Xs products are manufactured by a contract manufacturer in Malaysia to a subassembly level, with final assembly done at our headquarters in New York.

We purchase a small number of parts from single-source suppliers. In particular, several key integrated circuits that we use are made by IBM and Toshiba. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems and loss of revenues.

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

We believe that the principal bases of competition in the oscilloscope market are a product’s performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor’s name recognition and reputation, product availability and the quality of post-sale support. We believe that we currently compete effectively with respect to each of the principal bases of competition in the oscilloscope market in the general price range ($950 to $216,000) in which our oscilloscopes are focused. We also believe that our success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable “price-to-performance” ratio.

Protocol Analyzers

Our protocol analyzer markets are highly competitive, and we expect competition to intensify in the future. We compete with a number of companies, such as Agilent and JDS Uniphase Corporation (who recently acquired the Network Tools Business from Finisar Corporation), our largest competitors. These competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. We believe the principal factors of competition include:

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

Backlog

Our backlog of unshipped customer orders was approximately $1.6 million and $5.1 million as of June 27, 2009 and June 28, 2008, respectively. Customers may cancel or reschedule orders at any time. We believe that our level of backlog, at any particular time, is not necessarily indicative of our future operating performance.

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

We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. We currently hold 103 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications. Although none of our products depends exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage.

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

Employees

As of June 27, 2009, we had 389 full-time employees, 154 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are satisfactory.

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

Executive Officers of the Registrant

Unless otherwise set forth, below are the names, ages, positions, and a brief account of the business experience of each of our executive officers as of August 31, 2009:

Name	Age	Position(s)
Thomas H. Reslewic	50	President; Chief Executive Officer and Director
Roberto Petrillo	49	Vice President, Sales, Americas, Europe, Middle East and Africa
David C. Graef	52	Vice President, Chief Technology Officer
Sean B. O’Connor	44	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Conrad J. Fernandes	48	Vice President, Sales, Asia/Pacific
Corey L. Hirsch	52	Vice President, Chief Information Officer

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

Roberto Petrillo was appointed Vice President Sales, Americas, Europe, Middle East and Africa in January 2007. Previously he held the position of Vice President — LeCroy EMEA (Europe, Middle East and Africa) since August 2002. Mr. Petrillo held various sales management positions during an 11-year tenure with another leading oscilloscope manufacturer where he led the European Telecommunication Business Unit and the European Indirect Channel teams that generated $100 million in annual revenue. Earlier in his career, Mr. Petrillo also worked for Hewlett Packard as an Account Manager. Prior to Hewlett Packard, Mr. Petrillo worked at GTE Telecommunication as an R&D Electronic Engineer. Mr. Petrillo has a Bachelor of Electronic Engineering degree. He received his MBA from Pacific Western University in California.

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

Sean B. O’Connor was appointed Vice President, Finance and Chief Financial Officer in November 2005. Previously he served as Vice President, Legal Affairs and Chief Compliance Officer, and from August 2001 to May 2005 he served as the Company’s Tax Director. Prior to joining LeCroy, he was an attorney at the law firm of McDermott Will and Emory. Previously Mr. O’Connor served as Director of Taxation and Finance at Movado Group and as a senior consultant in the New York office of PricewaterhouseCoopers LLP. Mr. O’Connor, a CPA, received his B.B.A. from Pace University and his J.D. from Seton Hall University School of Law.

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

Dr. Corey L. Hirsch has served as Vice President, Information Systems and Facilities since January 2002, and was named Chief Information Officer in May 2005. He joined LeCroy in September 2001, after a 24-year tenure with another leading oscilloscope manufacturer, most recently as Director of European Operations, and Acting European Vice President. He completed his Doctorate degree in Business Administration from Brunel University, London and his Masters in Business Administration from the University of Oregon.

ITEM 1A.	RISK FACTORS

An investment in our common stock and convertible notes involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Form 10-K when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock and convertible note could decline and you may lose all or part of your investment.

A prolonged economic downturn in the U.S. and around the world could materially harm our business by decreasing capital spending.

The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions. These conditions have led and could further lead to continuing substantial declines in capital spending over the foreseeable future. The current downturn and uncertain outlook in the global economy will likely continue to have a material adverse impact on the Company’s business, financial condition, liquidity and results of operations. Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in many of the markets we serve. In particular, a downward cycle affecting the computer and semiconductor, data storage devices, automotive and industrial, and military and aerospace markets would likely result in a reduction in demand for our products and would have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, if customers’ markets decline, we may not be able to collect outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows, stock price and convertible notes valuation, and could limit our ability to return to and maintain profitability. During an economic downturn, demand for our products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and our results.

If the Company is unable to successfully implement its expense reduction plans, its future operating results could suffer.

During fiscal 2009, the Company implemented expense reduction plans designed to streamline operations, reduce expenses, and improve efficiencies and effectiveness across the Company’s global organization. The Company may not be able to fully realize its expense reductions and sustain them in subsequent periods. In addition, the Company could incur additional unforeseen expenses that may fully or partially offset these expected expense savings. These reductions of our cost structure, could have the effect of reducing our talent pool and available resources and, consequently, could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. Furthermore, there are risks that the Company’s human resources could be strained as a result of the streamlining of operations and the reduction of its workforce. The inability to successfully implement its expense reduction plans could adversely affect the Company’s future financial condition, cash flows, and results of operations. These circumstances could cause our income to be lower than it otherwise might be and, as a result, adversely affecting our stock price and convertible notes valuation.

If the Company misjudges the demand for its products, high inventory levels could adversely affect future operating results, cash flows and profitability.

Demand for the Company’s products can affect inventory levels. If customer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold, additional reserves or write-offs to future earnings could be necessary. Conversely, if demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. Failure to properly judge demand and properly manage inventory could have a material adverse effect on profitability, liquidity and financial position.

Changes in the sales mix of the Company’s products could impact gross profit margins.

The product families that are sold by the Company are sold at a wide range of price points and yield a variety of gross profit margins. Thus, the mix of sales by product family can have an impact on the gross profit margins of the Company. If the Company’s sales mix shifts unfavorably toward products with lower gross profit margins than the Company’s historical consolidated gross profit margin or if the mix of business changes significantly, it could have an adverse effect on the results of operations and cash flows.

Our operating results are expected to continue to fluctuate and may not meet our financial guidance or published analyst forecasts, which may cause the price of our common stock, or value of our convertible notes, to decline significantly.

Our past operating results, including our gross profits, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross profits will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price and convertible notes valuation to fluctuate. The primary factors that affect our operating results include the following:

•

visibility into our markets is limited, our quarterly sales and operating results are highly dependent on the volume and timing of orders received during a fiscal quarter, which are difficult to forecast;

•	changes in overall demand for our products;

•	the timing of the announcement, introduction and market acceptance of new products by us or competing companies;

•	the timing and magnitude of research and development expenses;

•	changes in the estimation of the future size and growth rates of our markets;

•	changes in our production efficiency;

•	disruptions in operations at any of our facilities, third party suppliers, or the facilities of any of our contract manufacturers for any reason;

•	changes in the selling prices of our products; and

•	changes in foreign currency exchange risks.

In addition, we have historically experienced somewhat lower activity during our first fiscal quarter than in other fiscal quarters which, we believe, is due principally to the lower level of orders and market activity during the summer months, particularly in Europe. We believe this seasonal aspect of our business is likely to continue in the future.

Our common stock price and convertible notes valuation may be subject to significant fluctuations and volatility.

The market price of our common stock and valuation of our convertible notes fluctuates significantly. The stock price and convertible notes valuation could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	historically low trading volume in our stock and convertible notes relative to alternative investments;

•	announcements of developments related to our business, including additions or departures of key personnel;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	sales by competitors, including sales to our customers;

•	sales of common stock into the public market, including those by directors and members of management;

•	developments in our relationships with our customers, partners, distributors and suppliers;

•	shortfalls or changes from analysts’ expectations in revenue, gross profits, earnings or losses, or other financial results;

•	changes to or discontinuance of our stock or convertible note repurchase program;

•	regulatory developments;

•	fluctuations in results of operations;

•	failure to meet our financial obligations and covenants under any loans or financing agreements;

•	the availability and terms of future financing options, in order to refinance existing debt;

•	trends in the seasonality of our sales; and

•	general conditions in our market or the markets served by our customers.

In addition, in recent years the stock market in general and the market for shares of technology stocks in particular have experienced extreme price fluctuations, which have often been due largely to factors other than the operating performance of the affected companies. We cannot ensure that the market price of our common stock and valuation of our convertible notes will not decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our operating performance.

If demand for our products does not match manufacturing capacity, we may underutilize our capacity or, alternatively, be unable to fulfill orders in a timely manner, and in either situation our operating results and cash flows may suffer.

The sale of our products is dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demands for their products. We may not be able to adapt production capacity and related cost structures to rapidly changing market conditions in a timely manner. When demand does not meet expectations, manufacturing capacity will likely exceed production requirements. We have at times increased our production capacity, purchasing and the overhead that supports production based on anticipated market demand which has not always developed as expected. As a result, we have periodically underutilized our capacity, which has adversely affected our earnings due to existing fixed costs. In addition, conversely, if during a market upturn we cannot increase manufacturing capacity to meet product demand, we will be unable to fulfill orders in a timely manner, which in turn may have a negative effect on operating results and cash flows of our overall business.

If our operating results decline, we may be required to establish an additional valuation allowance against our deferred tax assets.

We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of June 27, 2009, we have recorded approximately $17.7 million of deferred tax assets related to the future tax benefit of certain temporary differences between our financial statements and our tax returns. Realization of our deferred tax assets is mainly dependent on our ability to generate future taxable income within the statutory carryforward period, in addition to reversal of taxable temporary differences, and the utilization of available tax planning strategies that could be implemented to realize the deferred tax assets. As of June 27, 2009, we recorded a valuation allowance of approximately $1.9 million to reserve for those deferred tax assets we believe are not more likely than not to be realized in future periods. At June 27, 2009, the Company requires approximately $40.0 million in cumulative domestic future taxable income to be generated at various times in the future to realize the domestic net deferred tax assets. If facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings and financial position could be adversely affected as a result of recording a valuation allowance against deferred tax assets. An additional valuation allowance would be recorded if it was deemed more likely than not that some or all of our deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Consolidated Statements of Operations, which would have an adverse impact on our operating results and financial position.

Changes to our tax rates or exposures to additional income tax liabilities could affect our operating results and cash flows. Additionally, audits by tax authorities could result in additional tax payments for prior year periods.

We are subject to incomes taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be impacted by changes in the mix of earning in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to uncertain tax positions, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may negatively impact our tax rate and as a result, decrease our operating results and cash flows. The amount of income taxes we pay is subject to ongoing audits in the U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from our reserves, our future operating results and cash flows may include unfavorable adjustments to our tax liabilities.

We face risks from fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange, which affect our revenue, cost of revenue and operating margins and could result in exchange losses.

A large portion of our sales and expenses are denominated in foreign currencies. We purchase materials from suppliers and sell our products around the world and maintain investments in foreign subsidiaries, all denominated in a variety of currencies. As a consequence, we are exposed to risks from fluctuations in foreign currency exchange rates with respect to a number of currencies, changes in government policies and legal and regulatory requirements, political instability, transportation delays and the imposition of tariffs and export controls. Changes in the relation of foreign currencies to the U.S. dollar will affect revenues, our cost of revenue and operating margins and could result in exchange losses. Among the more significant potential risks to us of relative fluctuations in foreign currency exchange rates is the relationship among and between the U.S. dollar and the Euro, Swiss franc, British pound, Swedish krona, Japanese yen, Korean won, and Singapore dollar.

We have a program of entering into foreign exchange forward contracts to minimize a portion of the risks associated with currency fluctuations on assets, liabilities or other transactions denominated in other than the functional currency of our US operations or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities, or that the Company will choose to offset 100% of these risks. These foreign exchange forward contracts do not qualify for hedge accounting. Other than this program, we do not attempt to reduce our foreign currency exchange risks by entering into foreign currency management programs. As a consequence, there can be no assurance that fluctuations in foreign currency exchange rates in the future will not result in mismatches between local currency revenues and expenses, and will not adversely affect our results of operations and cash flows. Moreover, fluctuations in exchange rates could affect the demand for our products.

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

We may be greatly impacted by the political, economic, and military conditions in China, Taiwan, Japan, North Korea, and South Korea. In the recent past, these countries have conducted military exercises in or near the others’ territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargoes, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying supplies of components and materials and/or shipment of our products to or through these areas, as well as reducing our sales in these areas.

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

Adverse changes in our relationships with, or the financial condition or performance of key distributors could adversely impact our operating results and/or cash flows.

We sell certain products through key distributors that have valuable relationships with our end customers. Adverse changes in our relationship could negatively impact our ability to generate revenue in certain markets and negatively impact our results of operations and/or cash flows.

We depend upon key personnel and qualified future hires to implement our corporate strategy, and if we are unable to retain or attract personnel we may not be able to manage and operate successfully and we may not be able to meet our strategic objectives.

Our success depends on the efforts and abilities of senior management and key employees in the sales, marketing, research and development, and manufacturing areas. Many of these employees would be difficult to replace. We do not have employment contracts with most of our key personnel. If we cannot retain existing key managers and employ additional qualified senior employees, our business, financial condition, liquidity and results of operations could be materially and adversely affected. We do not maintain “key man” life insurance policies on any of our personnel. Future expansion of operations will require us to attract, train and retain new personnel. In addition, we may be limited by non-solicitation agreements entered into by our key personnel with respect to hiring employees from our competitors. These factors could increase our operating expenses. If we are unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits increase substantially, our business, results of operations, cash flows or financial condition could be materially and adversely affected.

We may not be successful in protecting our intellectual and proprietary rights, which would deprive us of a competitive advantage and thereby negatively impact our ability to compete.

As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it may be difficult to design alternatives to such technology without incurring significant costs. Thus, the loss of intellectual property rights to technology could have a material adverse effect on our business, results of operations, cash flows or financial condition. From time to time, in the ordinary course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing such claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

We license certain intellectual property from third parties, and the loss of these licenses could delay development of future products or prevent the sale or enhancement of existing products.

We rely on licenses of intellectual property for our businesses, including technology used in our products. We cannot ensure that these licenses will be available in the future on favorable terms or at all. The loss of these licenses or the ability to maintain any of them on acceptable terms could delay development of future products or prevent the further sale or enhancement of existing products. Such loss could adversely affect our business, results of operations, cash flows and financial condition.

Our Protocol Solutions Group (formerly Catalyst) outsources a portion of its research and development activities to a third party in a foreign jurisdiction; the failure of this third party to adequately protect our proprietary rights in the technologies developed for us by this third party or a change in the laws of its jurisdiction may result in the loss of those proprietary rights.

Our Protocol Solutions Group currently outsources a portion of its research and development activities to a third party engineering firm located in Malaysia. We do not have any long-term contractual commitment from this engineering firm to continue to provide such services. The discontinuance of such services on short notice or any significant cost increases in the services they provide could harm our results of operations and cash flows, as well as slow our introduction of new products. In addition, the failure of this engineering firm to adequately protect our proprietary rights in the technologies developed by this firm, including the failure to comply with the intellectual property laws of Malaysia, may result in the loss of some or all of the proprietary rights in such technologies. In addition, any changes in the laws of Malaysia could also result in the loss of some or all of the proprietary rights in technologies developed in that country. It may also be more difficult to obtain a judgment enforcing our intellectual property rights in Malaysia than it may be in the United States.

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

Any impairment of the value of purchased assets could have a significant negative impact on our future operating results.

All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, convertible notes valuation and stock price could be negatively impacted.

We may not be able to obtain the capital we need to maintain or grow our business and refinance existing debt as it matures.

Our ability to execute our long-term strategy may depend, to a significant degree, on our ability to obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than our $50.0 million revolver with Manufacturers and Traders Trust Company (M&T), and the other lenders party thereto, which is subject to a borrowing base. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. In addition, certain covenants relating to our $50.0 million credit facility impose limitations on additional indebtedness. Pursuant to our secured credit agreement with M&T and other syndicated lenders, we granted the banks a security interest in all of the domestic assets of LeCroy and its domestic subsidiaries. We also may need to refinance our indebtedness at maturity, particularly in July and October of fiscal 2012 . We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations and cash flows;

•	general economic conditions, and conditions in our industry;

•	the perception in the global credit and capital markets of our business;

•	the credit availability and/or financial condition of potential lenders;

•	our ratio of debt to equity;

•	our financial condition;

•	risk of greater exposure to variable interest rates, and its affect on our results of operations and cash flows;

•	our business prospects; and

•	changes in interest rates and foreign exchange.

The U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. If these conditions continue or worsen, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable. In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business results, financial condition, results of operations and liquidity.

We have a credit facility that contains financial covenants, and the failure to comply with these covenants could harm our financial condition because our credit facility may be unavailable to us.

We have a $50.0 million revolving credit facility with M&T and the other lenders party thereto. We are subject to financial covenants under this credit facility, including interest coverage ratio, minimum consolidated net worth, senior leverage ratio and fixed charge coverage ratio requirements. Failure to comply with the financial covenants under our credit facility would cause us to be in default under the facility, which could result in the acceleration of the indebtedness under the credit facility. The acceleration of our indebtedness under the credit facility would adversely affect our business, results of operations, liquidity and financial condition. The acceleration of our indebtedness under the credit facility would also likely cause an acceleration of the indebtedness due under our notes. Additionally, although the Company does not anticipate needing additional capital in the near term due to our available credit and current financial position, the financial market disruption may make it difficult to raise additional capital, if needed, on acceptable terms or at all.

We have significantly increased our leverage as a result of the sale of the notes.

In connection with the previous sale of our 4.00% Convertible Senior Notes, we have indebtedness of $48.4 million. The degree to which we are leveraged could, among other things:

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

None of our subsidiaries guarantee our obligations under, or have any obligation to pay amounts due on, the notes. As a result, the notes are “structurally subordinated” to all indebtedness and other liabilities, including trade payables and lease obligations, of our existing and future subsidiaries (unless such indebtedness is by its terms subordinated to the notes). In addition, the notes are not secured by any of our assets or those of our subsidiaries. As a result, the notes are effectively subordinated to our $50.0 million credit facility and any secured debt that we, including our subsidiaries, incur. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes, payment on the notes could be less, ratably, than on any secured indebtedness. We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. At June 27, 2009, the Company had $17.5 million in net borrowings, excluding the notes. Our subsidiaries had trade payables and other accrued liabilities (excluding obligations that are inter-company in nature) of approximately $5.9 million in the aggregate.

In addition, the indenture does not restrict us, including any of our subsidiaries, from paying dividends or issuing or repurchasing securities. If we, including our subsidiaries, were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. Certain of our other debt instruments may, however, restrict these and other actions.

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

Holders of notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.

Holders of notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but will be subject to all changes affecting the common stock. Holders will only be entitled to rights on the common stock if and when we deliver shares of common stock, in exchange for the notes and in limited cases under the anti-dilution adjustments of the notes. For example, in the event that an amendment is proposed to our certification of incorporation or bylaws requiring stockholder approval and the record date for determine the stockholders of record entitled to vote on the amendment occurs prior to delivery of the common stock, note holders will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

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

Anti-takeover provisions under our charter document and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. Certain provisions of our certificate of incorporation and bylaws allow us to:

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

We are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, resulting in, but not limited to, delaying or impeding a merger, tender offer, or proxy contest involving the Company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline. Any of these results could adversely affect the price of our common stock and, therefore, the price of our notes. We may in the future issue shares of authorized preferred stock at any time.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business and repay existing debt, and that no dividends will be paid to holders of the common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee our common stock will appreciate in value.

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

Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us and the estimated remediation cost was reserved for after the sale of the Vigilant Networks business and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse affect on our results of operations, liquidity and financial condition.

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

One of our key strategies is to expand our addressable portion of the oscilloscope and protocol analysis markets by introducing new products such as high-end oscilloscopes and protocol exercisers and probes. We have in the past withdrawn product lines due to implementation and financial concerns. The success of our new product offerings will depend on a number of factors, including our ability to identify customers’ existing and future needs properly and quickly, timely perform the necessary research and development to define and create the products, timely manufacture and deliver the products that address these needs in sufficient volumes, differentiate the offerings from competitors’ offerings, price products competitively and anticipate competitors’ development of new products or technological innovations.

Without the timely introduction of competitive products, our products may become technologically obsolete.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product announcements and introductions and changing industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, qualification of and coordination with suppliers, and accurate anticipation of technological and market trends. Consequently, product development delays are typical in our industry. If we fail to introduce competitive products in a timely manner, customers may defer placing orders in anticipation of future releases or may purchase products from competitors. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	difficulties with or delays by contract manufacturers or suppliers of key components or technologies;

•	difficulties in allocating engineering resources and overcoming resource limitations; and

•	difficulties in hiring and retaining necessary technical personnel.

Without the timely introduction of new products, services and enhancements, our products may become technologically obsolete, in which case our operating results and cash flows could suffer.

If we devote resources to developing products for emerging communications standards that ultimately are not widely accepted, our business could be harmed.

Our future growth depends, in part, upon our ability to develop, manufacture and sell in volume advanced verification systems for existing, emerging and yet unforeseen communications standards. We have little or no control over the conception, development or adoption of new standards. Moreover, even in relation to currently emerging standards, the markets are rapidly evolving and we have virtually no ability to impact the adoption of those standards. As a result, there is significant uncertainty as to whether markets for new and emerging standards ultimately will develop at all or, if they do develop, their potential size or future growth rate. We may incur significant expenses and dedicate significant time and resources to develop products for standards that fail to gain broad acceptance. Failure of a standard for which we devote substantial resources to gain widespread acceptance would likely harm our corporate growth strategies.

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

The oscilloscope and protocol analysis markets are highly competitive and characterized by rapid and continual advances in technology. Additionally, the Test and Measurement industry has been subject to increased consolidation. Our principal competitors in these markets are Tektronix, a division of Danaher Corporation, Agilent, and JDS Uniphase. Both of our principal competitors have substantially greater sales and marketing, development and financial resources. We believe that Tektronix, Agilent and other competitors each offer a wide range of products that attempt to address most sectors of the oscilloscope and many sectors of the protocol analysis markets. We believe that further consolidation in the Test and Measurement industry could result in our competitors increasing their market share through business combinations.

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

We may be unable to comply with NASDAQ listing standards.

Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which could result in our failure to remain in compliance with the NASDAQ’s listing standards for market value or equity value or total assets and total revenue. If our stock price declines to the point where our compliance with the listing standard relating to market capitalization is in jeopardy, we will consider such actions, including equity issuances, as we deem appropriate under the circumstances.

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

During the fourth quarter of fiscal 2009, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “LCRY.” As of August 31, 2009, there were 346 stockholders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ Stock Market.

	High	Low
Year Ended June 28, 2008:
First Quarter	$9.64	$6.74
Second Quarter	9.99	7.40
Third Quarter	10.13	7.06
Fourth Quarter	9.80	7.60

Year Ended June 27, 2009:
First Quarter	$9.00	$7.78
Second Quarter	7.96	2.11
Third Quarter	3.36	1.12
Fourth Quarter	4.40	2.57

Issuer Purchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company. During fiscal 2008, 2007, and 2006, the Company repurchased approximately 0.3 million, 0.9 million, and 0.1 million shares, respectively, of Company common stock in open market transactions at a cost of approximately $2.4 million, $10.5 million, and $1.9 million, respectively.

The following table sets forth information regarding LeCroy’s purchases of its common stock on a monthly basis during fiscal 2009. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2008 to July 31, 2008	—	$—	—	664,194
August 1, 2008 to August 31, 2008	7,964	$8.20	7,964	656,230
September 1, 2008 to September 30, 2008	28,050	$7.79	28,050	628,180
October 1, 2008 to October 31, 2008	53,808	$6.65	53,808	574,372
November 1, 2008 to November 30, 2008	11,300	$3.13	11,300	563,072
December 1, 2008 to December 31, 2008	—	$—	—	563,072
January 1, 2009 to January 31, 2009	—	$—	—	563,072
February 1, 2009 to February 28, 2009	4,570	$1.76	4,570	558,502
March 1, 2009 to March 31, 2009	—	$—	—	558,502
April 1, 2009 to April 30, 2009	—	$—	—	558,502
May 1, 2009 to May 31, 2009	—	$—	—	558,502
June 1, 2009 to June 27, 2009	—	$—	—	558,502

Total	105,692	$6.48	105,692	558,502

Equity Compensation Plan Information

Information regarding LeCroy’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled “Executive Compensation — Equity Compensation Plan Information” in LeCroy’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after LeCroy’s fiscal year end of June 27, 2009 (the “2009 Proxy Statement”), which information is incorporated herein by reference.

Convertible Notes

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. The Company may, from time to time, at its option repurchase the Notes in the open market. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. During fiscal 2009 and 2008, the Company repurchased approximately $19.1 million and $4.5 million, respectively, of the outstanding convertible notes. The remaining balances at June 27, 2009 and June 28, 2008 were approximately $48.4 million and $67.5 million, respectively.

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

Performance Graph

The performance graph set forth below compares the cumulative total stockholder return of our common stock for the last five fiscal years through the fiscal year ended June 27, 2009 with that of the U.S. Nasdaq® stock market index, and a peer group comprising the S&P Information Technology index. The graph assumes an investment of $100 on June 30, 2004 and the reinvestment of dividends (where applicable). The comparisons in this table are set forth in response to SEC disclosure requirements, and are not intended to forecast or be indicative of future performance of the common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our consolidated financial statements from each of the five prior fiscal years. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or the respective prior fiscal years’ Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005
(In thousands, except per share amounts)
Revenues:
Test and measurement products(1)	$125,456	$151,077	$143,244	$151,197	$154,877
Service and other(1)	8,511	9,409	8,056	9,339	10,101

Total revenues	133,967	160,486	151,300	160,536	164,978
Cost of revenues(1)	63,598	70,756	69,953	63,598	75,271

Gross profit	70,369	89,730	81,347	96,938	89,707
Operating expenses:
Selling, general and administrative(1)	46,991	51,299	53,218	49,901	55,702
Legal settlements	—	—	—	2,792	1,000
Research and development(1)	30,851	32,576	38,302	31,722	28,050
Reimbursement from escrow account	—	(240)	—	—	—
Impairment of goodwill	105,771	—	—	—	—

Total operating expenses	183,613	83,635	91,520	84,415	84,752

Operating (loss) income	(113,244)	6,095	(10,173)	12,523	4,955
Gain on extinguishment of convertible debt, net of issue cost write-off	9,606	338	—	—	—
Write-off of deferred bank financing fees	—	—	(997)	—	—
Interest income	90	298	124	813	564
Interest expense	(3,554)	(4,331)	(4,293)	(3,096)	(2,742)
Other, net	260	(632)	(99)	(204)	238

(Loss) income before income taxes	(106,842)	1,768	(15,438)	10,036	3,015
(Benefit) provision for income taxes	(192)	56	(2,231)	3,463	872

Net (loss) income	$(106,650)	$1,712	$(13,207)	$6,573	$2,143

Net (loss) income per common share:
Basic	$(8.89)	$0.15	$(1.13)	$0.54	$0.18
Diluted	(8.89)	0.14	(1.13)	0.53	0.17
Weighted average number of common shares:
Basic	12,003	11,749	11,702	12,218	11,774
Diluted	12,003	12,007	11,702	12,474	12,258

	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005
(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,413	$10,224	$10,448	$16,972	$13,866
Working capital	37,671	45,117	54,710	46,997	44,313
Total assets	110,037	226,986	231,319	201,974	193,168
Total debt and capital leases	66,169	67,734	85,029	38,130	45,489
Total stockholders’ equity	13,400	118,960	112,731	129,703	116,818

(1)	Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation (See also Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies, for additional information).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-K and the documents incorporated by reference herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A, “Risk Factors”, and elsewhere in this Form 10-K.

Overview

We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high-energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment and currently operate as one business segment in the Test and Measurement market. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer seven families of oscilloscopes, which address different solutions to the markets we serve: WaveExpert, a powerful family of sampling oscilloscopes and modules; WaveMaster, one of our high performance product families; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer, designed for users in the low bandwidth sector of the market; WaveJet, designed for value-oriented users in the low bandwidth sector of the market; and WaveAce, our entry-level oscilloscope products. Our protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB 2.0, USB 3.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), Wireless USB, and others.

We sell our products into a broad range of end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace markets. We believe that our products offer a strong value proposition in these markets by providing advanced analysis capabilities coupled with innovative and proprietary technology features. We believe designers in all of these markets are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require.

We employ a direct sales model utilizing a highly skilled global sales force where it makes economic sense to do so. We supplement our direct sales force with a combination of manufacturers’ representatives and distributors in certain geographic areas. We divide the world into four areas — the Americas, Europe/Middle East/Africa, Japan and Asia/Pacific. In the Americas, we primarily sell our products directly in the United States. In Europe/Middle East, we sell our products directly in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Japan, we sell our higher end oscilloscope products directly and our lower end scopes and protocol analyzer products through distributors. In Asia/Pacific, we sell our products directly in South Korea, Singapore and five regions in China.

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

Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profit represents revenues less cost of revenues. Additional factors integral to gross profit earned on our products are mix, as the list prices of our products range from $950 to $216,000, and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, much of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

Selling, general and administrative expenses consist primarily of salaries, share based compensation, and related overhead costs for sales, marketing and administrative personnel as well as legal, accounting and other professional services.

Research and development expenses consist primarily of salaries, share based compensation, and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

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

Our sales are largely dependent on the health and growth of technology companies whose operations tend to be cyclical. Consequently, demand for our products tends to coincide with the increase or decrease in capital spending in the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace industries.

In addition, in response to fluctuations in the technology markets we target, we continually assess and adopt programs aimed at positioning us for long-term success. These programs may include streamlining operations, discontinuing older and less profitable product lines, changing our future product strategy, and reducing operating expenses from time to time. As an example, we implemented business realignment and restructuring initiatives intended to reduce costs and more efficiently allocate product development resources (See Note 3 to the Consolidated Financial Statements — Business Realignment, Restructuring Initiatives and Related Asset Impairments, for additional information).

We face significant competition in our target markets. We believe that in order to continue to compete successfully, we need to anticipate, recognize and respond to changing market demands by providing products that serve our customers’ needs as they arise at prices acceptable to the market. We believe that we compete favorably with our competition in each of these areas. Consequently, we are constantly reviewing our product development strategy and invest time, resources and capital in development projects we deem most likely to succeed.

In furtherance of our drive to meet our customers’ changing demands, we also look outside our organization for opportunities to expand our markets. Accordingly, on October 29, 2004 and October 2, 2006, we completed the acquisitions of Computer Access Technology Corporation (“CATC”) and Catalyst Enterprises, Inc. (“Catalyst”), respectively, to complement our expanding portfolio of serial data test solutions. This product line, Protocol Solutions Group (“PSG”), now represents about 20% of our total business.

In fiscal 2009, we transformed our entire oscilloscope product lines by introducing a brand new line of WaveAces on the low end and a new line of WavePros and WaveMasters on the high end. We also refreshed our low and mid-range product lines by introducing updated versions of WaveRunners, WaveSurfers and WaveJet product lines. We believe that our diversified product mix, along with continued enhancements, strategically positions us to expand our presence in the oscilloscope market.

Critical Accounting Policies and Estimates

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

The accounting policies that we believe are the most critical in understanding and evaluating our reported financial results include: revenue recognition; reserves on accounts receivable; allowance for excess and obsolete inventory; uncertain tax positions; valuation of deferred tax assets; valuation of long-lived assets; valuation of goodwill; estimation of warranty liabilities and share-based compensation expense.

Revenue Recognition. We enter into agreements to sell products, services, and other arrangements that include combinations of products and services. Revenues from products are included in revenues from Test and measurement products in the Consolidated Statements of Operations, net of any applicable sales or value added taxes. Revenue from product sales, net of allowances for anticipated returns, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, or when services have been provided. The price is considered fixed or determinable when it is not subject to refund or adjustments.

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

Due to the significant software content of our protocol analyzer products, we recognize revenue on the sale of these products upon shipment provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collection is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. Provisions for warranty costs are recorded at the time sales of related products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

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

Reserves on Accounts Receivable. We maintain an allowance for anticipated returns and doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Allowance for Excess and Obsolete Inventory. We assess the valuation of our inventory and provide an allowance for the value of estimated excess and obsolete inventory. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts, managing product rollovers and working with our manufacturing department to maximize recovery of excess inventory. Based upon management’s forecast, inventory items no longer expected to be used in the future are considered obsolete and the difference between an inventory’s quantity and its forecasted usage are classified as excess. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required (See Note 5 to the Consolidated Financial Statements — Inventories, net for additional information).

Uncertain Tax Positions. The recognition and measurement of uncertain tax positions that we have taken or expect to take is inherently difficult and requires subjective estimations. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period. Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

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

A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Currently, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date (See Note 11 to the Consolidated Financial Statements — Income Taxes for additional information).

Valuation of Deferred Tax Assets. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, including FIN 48 liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

The Company is required to recognize a valuation allowance for all or a portion of its deferred tax assets if it believes that it is not more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized. Management assesses the realizability of the deferred tax assets based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. Factors considered include the Company’s current and cumulative losses in certain jurisdictions and management’s projection that the Company expects to utilize its domestic net operating loss carryforwards prior to the initial expiration in fiscal 2022.

In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the basis of net assets, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. The

Company’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss for its domestic operations over the recent years, which was principally due to a non-recurring goodwill impairment charge as well as acquisition and business realignment charges. The Company believes it will be able to realize all of its domestic deferred tax assets, net of the $1.5 million valuation allowance. Consideration has also been given to the period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused. In addition, the Company has considered tax planning strategies that are both prudent and feasible that will be implemented in a timely manner, if necessary, which will allow the Company to recognize the future tax attributes by increasing taxable income in the United States.

A valuation allowance of approximately $1.9 million and $1.7 million existed as of June 27, 2009 and June 28, 2008, respectively, for certain tax credit carryforwards, capital loss carryforwards and foreign deferred tax assets due to the uncertainty surrounding the utilization of these deferred tax assets. During the year ended June 27, 2009, the valuation allowance increased by approximately $0.2 million. The increase was mainly due to an increase in foreign net operating loss carryforwards and uncertainty surrounding the utilization of such carryforwards. During the year ended June 30, 2008, the valuation allowance increased by approximately $0.1 million. The increase was due to an increase in state investment tax credit carryforwards, which remain uncertain in their utilization, changes in gross deferred tax assets due to the adoption of FIN 48 on July 1, 2007, and partially offset by decreases in the valuation allowance due to the utilization of foreign net operating loss carryforwards, and changes surrounding the utilization of such foreign deferred tax assets. Management believes that it is more likely than not that the Company will realize the benefits of the Company’s net deductible temporary differences, net of the valuation allowance. The factors that management considered in assessing the likelihood of realization included, the forecast of future taxable income, reversal of taxable temporary differences and available tax planning strategies that could be implemented to realize the deferred tax assets. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to the Company’s financial position, and results of operations.

At June 27, 2009, the Company’s net domestic deferred tax assets amounted to approximately $15.7 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.5 million should be recorded, mainly related to certain state investment tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to most of the net domestic deferred tax assets, recovery is primarily dependent on achieving the forecast of future operating income, as well as prudent tax planning strategies. At June 27, 2009, the Company requires approximately $40 million in cumulative domestic future operating income to be generated at various times in the future to realize the domestic net deferred tax assets. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration (See Note 11 to the Consolidated Financial Statements — Income Taxes for additional information).

Valuation of Long-Lived Assets. We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded to the extent that the carrying amounts exceed the fair value. Factors which could trigger an impairment review include, but are not limited to the following: significant underperformance by us relative to historical or projected operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends (See Note 8 to the Consolidated Financial Statements — Goodwill, Intangible Assets, net, and Other Non-Current Assets for additional information).

Valuation of Goodwill. Goodwill is to be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. Impairment is assessed at the “reporting unit” level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has one reporting unit, in the Test and Measurement business, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations. In fiscal 2008, the Company changed its annual impairment testing date from fiscal year end to the last day of the eleventh month of the fiscal year. The Company believes the last day of the eleventh month of the fiscal year is preferable as it provides the Company additional time to complete the impairment test and report the results of that test in the Company’s annual filing on Form 10-K.

The goodwill impairment test is a two-step process which requires management to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The determination as to whether a write-down of goodwill is necessary, and the amount of the impairment charge, involves significant judgment around the assumptions used to determine the impairment charge.

Fiscal 2008

In fiscal 2008, as a result of the decline in our stock price since June 30, 2007, which affected our market capitalization, we updated our goodwill impairment test as of September 29, 2007, December 29, 2007, and March 29, 2008 respectively, to identify whether a potential impairment of our recorded goodwill existed. For the first quarter ended September 29, 2007 our market capitalization, without regard to a control premium, exceeded our carrying value. For the second quarter testing as of December 29, 2007, the fair value of our reporting unit was determined to be $142.8 million, using a 30% control premium, which exceeded our carrying amount by $25.6 million, or 21%. For the third quarter testing as of March 29, 2008, the fair value of our reporting unit was determined to be $137.8 million, using a 30% control premium, which exceeded our carrying amount by $18.5 million, or 15.5%. For the fourth quarter testing as of May 31, 2008, the fair value of our reporting unit was determined to be $138.0 million, using a 30% control premium, which exceeded our carrying amount by $19.8 million, or 16.7%.

A 30% control premium was utilized in our second quarter, third quarter and annual goodwill impairment testing. This control premium was not a standard amount based on broad assumptions; rather, the amount was based on detailed analysis that considered appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to the Company’s business.

We determined that there was no impairment to the recorded goodwill balances in fiscal 2008. We did, however, during the fourth quarter of fiscal 2007, reduce the goodwill by approximately $0.1 million as a result of a reversal of a pre-acquisition tax contingency reserve. Additionally, upon adoption of FIN 48 on July 1, 2007, some accruals for uncertain tax positions related to the acquisition of CATC were reduced, resulting in a decrease to goodwill of approximately $0.1 million.

Fiscal 2009

In the first quarter of fiscal 2009, we updated our goodwill impairment test as of September 27, 2008, and determined that the fair value of our reporting unit was approximately $138.3 million, using a 30% control premium, which exceeded our carrying amount by approximately $18.9 million, or 16%. In the second quarter of fiscal 2009, as a result of the deterioration in the economic environment and sustained decline in our stock price, which affected our market capitalization, we updated the first step of our goodwill impairment test and determined that our carrying value exceeded our fair value, indicating that goodwill was impaired. We performed the second step of the goodwill impairment test which calculated the implied fair value of the goodwill by allocating our fair value determined in the first step to all assets and liabilities other than goodwill, including both recognized and unrecognized intangible assets, and compared the residual amount to our carrying amount of goodwill in order to determine the amount of the goodwill impairment. In the second quarter of fiscal 2009, we recorded approximately $105.8 million of goodwill impairment, resulting in a carrying value of Goodwill as of June 27, 2009 of zero (See Note 8 to the Consolidated Financial Statements — Goodwill, Intangible Assets, net, and Other Non-Current Assets for additional information).

Warranty Liabilities. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability and for certain new products, third party published expected failure rates. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims, review estimates of costs to repair and take action to improve the quality of our products and minimize our warranty exposure. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve, which may be material to our results of operations when made (See Note 10 to the Consolidated Financial Statements — Warranties and Guarantees for additional information).

Share-based Compensation Expense. We recognize the cost resulting from all share-based payment transactions in the financial statements at their fair values. We use the Black-Scholes option pricing model to estimate the fair value of options and stock appreciation rights. The fair value of stock options is estimated on the date of grant, while the fair value for stock appreciation rights is estimated on the date of grant and remeasured at each subsequent reporting period, since they are liability-classified. Determining the fair value of options and stock appreciation rights requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. If our actual forfeiture rate is materially different from our estimate or if we reevaluate the forfeiture rate in the future, the share-based compensation expense could be significantly different from what was recorded in the current periods. Further, fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost (See Note 13 to the Consolidated Financial Statements — Share-Based Compensation for additional information).

Results of Operations

The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

	Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Revenues:
Test and measurement products(1)	93.6%	94.1%	94.7%
Service and other(1)	6.4	5.9	5.3

Total revenues	100.0	100.0	100.0
Cost of revenues(1)	47.5	44.1	46.2

Gross profit	52.5	55.9	53.8
Operating expenses:
Selling, general and administrative(1)	35.1	31.9	35.2
Research and development(1)	23.0	20.3	25.3
Reimbursement from escrow account	—	(0.1)	—
Impairment of goodwill	78.9	—	—

Total operating expenses	137.0	52.1	60.5
Operating (loss) income	(84.5)	3.8	(6.7)
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	7.2	0.2	—
Write-off of bank deferred financing fees	—	—	(0.7)
Interest income	0.1	0.2	0.1
Interest expense	(2.7)	(2.7)	(2.8)
Other, net	0.2	(0.4)	(0.1)

Other income (expense), net	4.8	(2.7)	(3.5)

(Loss) income before income taxes	(79.7)	1.1	(10.2)
(Benefit) provision for income taxes	(0.1)	0.0	(1.5)

Net (loss) income	(79.6)%	1.1%	(8.7)%

(1)	Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation (See also Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies, for additional information).

Business Realignment, Restructuring Initiatives and Related Asset Impairments

The table below summarizes the charges for business realignment, restructuring initiatives and related asset impairments for the fiscal years ended 2009, 2008 and 2007 (See Note 3 to the Consolidated Financial Statements — Business Realignment, Restructuring Initiatives and Related Asset Impairments for additional information).

(in thousands):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Charges for:
Impaired intangible assets	$—	$—	$250
Severance and related costs	695	—	358

Cost of revenues	$695	$—	$608

Charges for:
Severance and related costs	$1,563	$—	$467

Research and development	$1,563	$—	$467

Charges for:
Impaired intangible asset	$—	$699	$—
Severance and related costs	2,079	954	1,248
Facility closure/lease restructure	749	—	156

Selling, general and administrative	$2,828	$1,653	$1,404

Comparison of Fiscal Years 2009 and 2008

Total revenues were approximately $134.0 million for the year ended June 27, 2009, compared to approximately $160.5 million in the prior year, representing a decrease of 16.5%, or approximately $26.5 million, primarily as a result of a measurable decline in sales of Test and measurement products driven by the worldwide economic downturn, as well as negative foreign currency impact. Foreign currency fluctuations decreased total revenues by approximately $3.3 million in fiscal 2009, as compared to fiscal 2008. Our sales were impacted by our customers reducing staffing levels and therefore their need for capital equipment, as well as postponing spending, mostly for our mid-range oscilloscopes and protocol analyzers.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were approximately $8.5 million for the year ended June 27, 2009, representing a decrease of 9.5% or approximately $0.9 million, as compared to approximately $9.4 million for the prior year. The decrease was primarily the result of a decline in upgrade purchases furthered by the economic downturn, as customers delayed or cancelled servicing of their products, as well as negative foreign currency impact.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (dollars in thousands):

	June 27, 2009	June 27, 2009 percentage	June 28, 2008	June 28, 2008 percentage
Americas	$39,911	29.8%	$52,883	33.0%
Europe/Middle East	54,193	40.5	57,982	36.1
Japan	11,035	8.2	12,125	7.6
Asia/Pacific	28,828	21.5	37,496	23.3

Total revenues	$133,967	100.0%	$160,486	100.0%

For the year end June 27, 2009, the geographic revenues in terms of dollars were lower in all regions due to the worldwide economic downturn and negative foreign currency impact.

Gross profit for the year ended June 27, 2009 was approximately $70.4 million, or 52.5% gross margin, compared to $89.7 million, or 55.9% gross margin, for the same period last year. The lower gross margin in fiscal 2009 was primarily attributable to decreased demand for our Test and measurement products, and greater discounting practices necessary to drive sales in an economic downturn, partially offset by increased sales of our higher end products which slightly improved margins. Also contributing to the lower gross margins in fiscal 2009 was $5.8 million of costs associated with an inventory write-down, as a result of a change in our product strategy due to deteriorating market conditions and approximately $0.7 million in severance costs, as a result of our realignment initiatives. The gross margin in fiscal 2008 included approximately $3.2 million for inventory write-downs. Absent these charges in both years, fiscal 2009 margins as a percentage of sales were 57.4%, as compared to 57.9% for fiscal 2008.

Selling, general and administrative (“SG&A”) expense was approximately $47.0 million in fiscal 2009 compared to approximately $51.3 million in fiscal 2008, representing a decrease of 8.4% or approximately $4.3 million. The decrease was primarily attributable to our extensive cost-reduction program that began in the second quarter of fiscal 2009 which included reductions in workforce, compensation and other employee benefits. Also contributing to the decrease was a reduction in our share-based compensation expense of approximately $1.5 million, as a result of the reduction in fair value of the stock appreciation rights (SARs). These cost reductions more than offset approximately $2.8 million of business realignment and restructuring costs in the current year for severance and lease charges. In fiscal 2008, the Catalyst trade name failed the intangible asset impairment test due to a change in our product strategy, and accordingly we took a non-cash charge of approximately $0.7 million. Additionally, there was approximately $1.0 million of business realignment charges in the prior year. As a percentage of revenue, SG&A expense increased from 31.9% in fiscal 2008 to 35.1% in fiscal 2009, primarily as a result of a lower sales base.

Research and development (“R&D”) expense was approximately $30.9 million in fiscal 2009 compared to approximately $32.6 million in fiscal 2008, a decrease of 5.3% or approximately $1.7 million. The decrease was primarily attributable to our extensive cost-reduction program that began in the second quarter of fiscal 2009, partially offset by approximately $1.6 million of business realignment charges. As a percentage of total revenues, R&D expense increased from 20.3% in fiscal 2008 to 23.0% in fiscal 2009, primarily as a result of a lower sales base in fiscal 2009.

Impairment of goodwill was approximately $105.8 million in fiscal 2009, representing the write-off of our goodwill balance associated with our Catalyst and CATC acquisitions. This resulted from the sustained decline in our stock price, which affected our market capitalization and reduced the fair value of our reporting unit below its carrying amount. As of June 27, 2009, no goodwill remains on our Consolidated Balance Sheet.

Other income (expense), net, consists primarily of a gain on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense and foreign exchange gains and losses. In fiscal 2009, there was a total net gain of approximately $6.4 million, compared to a total net loss of approximately $4.3 million in fiscal 2008. In 2009, we recognized a gain on the extinguishment of convertible debt, net of issue cost write-offs, of approximately $9.6 million, resulting from the repurchase of approximately $19.1 million in convertible notes, compared to a gain of approximately $0.3 million in fiscal 2008 from the repurchase of $4.5 million in convertible notes. Net interest expense, which decreased in fiscal 2009 as a result of our purchases of convertible notes at a discount, was approximately $3.5 million and $4.0 million in fiscal 2009 and 2008, respectively. Additionally, we recorded net foreign exchange gains of approximately $0.3 million in fiscal 2009 compared to a net loss of approximately $0.6 million in the prior year, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies.

The effective tax rate for fiscal 2009 was 0.2%, compared to an effective tax rate of 3.2% for fiscal 2008. The effective tax rate for fiscal 2009 includes: a reduction of the tax benefit of approximately $35.4 million related to the impairment of goodwill that is not amortizable for tax purposes; an increase in the tax benefit of approximately $0.2 million resulting from the true-up of the prior year’s tax accrual upon filing the actual tax returns related to research and development tax credits; an increase in the tax benefit of approximately $0.3 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; and a reduction of the tax benefit of approximately $0.7 million for the write-down of the deferred tax asset related to restricted stock grants that resulted in a shortfall of cumulative tax benefits. The effective tax rate for fiscal 2008 includes: the effect of a reduction of tax expense of approximately $0.5 million resulting from both the final true-up of the prior year’s tax accrual upon filing the actual tax returns and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; and an increase in tax expense of approximately $0.6 million for the write-down of the deferred tax asset related to restricted stock grants that resulted in a shortfall of cumulative tax benefits; all of which were treated as discrete items. The Company calculates income tax expense (benefit) based upon an annual estimated effective tax rate that includes estimates and assumptions that may change. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 34% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Comparison of Fiscal Years 2008 and 2007

Total revenues were approximately $160.5 million for the year ended June 28, 2008, compared to approximately $151.3 million in the fiscal 2007, representing an increase of 6.1%, or approximately $9.2 million, primarily as a result of increased sales of Test and measurement products and positive foreign currency impact. Foreign currency fluctuations increased total revenues by approximately $4.4 million in fiscal 2008 as compared to fiscal 2007. The increase in Test and measurement products was driven mainly by increased oscilloscope product shipments as a result of an improved distribution channel and the incremental impact from the Catalyst acquisition in the second quarter of fiscal 2007, which was approximately 1.8% of revenues. These increases were partially offset by decreased demand and softness in orders from Japan.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were approximately $9.4 million for the year ended June 28, 2008, representing an increase of 16.8% or approximately $1.4 million, as compared to approximately $8.1 million for fiscal 2007. The increase was primarily the result of a company-wide service initiative that began during fiscal 2008 to improve customer service by focusing on opportunities to add value to our products, positive foreign currency impact and an improved distribution channel.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (in thousands):

	June 28, 2008	June 28, 2008 percentage	June 30, 2007	June 30, 2007 percentage
Americas	$52,883	33.0%	$50,891	33.6%
Europe/Middle East	57,982	36.1	51,899	34.3
Japan	12,125	7.6	16,929	11.2
Asia/Pacific	37,496	23.3	31,581	20.9

Total revenues	$160,486	100.0%	$151,300	100.0%

For the year end June 28, 2008, the geographic revenues in terms of dollars were higher in all regions except Japan. The increases in Europe/Middle East and Asia/Pacific were driven by strong distribution channels and improved sales productivity, as well as favorable foreign currency impact. Improved performance in the Americas resulted from our reorganized distribution channel, including a network of manufacturers’ representatives. Foreign currency fluctuations increased Europe/Middle East revenues by approximately $4.2 million in fiscal 2008 as compared to fiscal 2007. These increases were offset by decreases in Japan, primarily from the realignment of our Japan operations at the end of fiscal 2007 and local economic conditions.

Gross profit for the year ended June 28, 2008 was approximately $89.7 million, or 55.9% gross margin, compared to $81.3 million, or 53.8% gross margin, for the same period last year. The lower gross margin in fiscal 2007 was primarily attributable to approximately $3.4 million of costs associated with an inventory write-down, including inventory recorded at fair value in the purchase accounting for Catalyst and the elimination of a product line, $1.7 million of costs associated with the sell through of “stepped up” inventory acquired in the Catalyst acquisition, $0.4 million relating to the implementation of a business realignment and $0.3 million charge for the impairment of an intangible asset. The gross margin in fiscal 2008 included approximately $3.2 million for inventory write-downs. Approximately $2.4 million resulted from a change in the Company’s product strategy and approximately $0.8 million related to certain inventory recorded at fair value in the purchase accounting for Catalyst, a portion of which we were indemnified. This charge was partially offset by a reduction in amortization expense for an acquired Catalyst intangible asset of approximately $1.3 million. Absent these charges in both years, fiscal 2008 margins as a percentage of sales were consistent with the fiscal 2007.

Selling, general and administrative (“SG&A”) expense was approximately $51.3 million in fiscal 2008 compared to approximately $53.2 million in fiscal 2007, representing a decrease of 3.6% or approximately $1.9 million. The decrease was primarily attributable to a reduction in general spending levels, resulting from the prior year’s cost-cutting efforts. Business realignment charges in fiscal 2008 were approximately $1.0 million. Additionally, the Catalyst trade name failed the intangible asset impairment test due to a change in our product strategy, and accordingly we took a non-cash charge of approximately $0.7 million in the fourth quarter of fiscal 2008. Business realignment and restructuring charges in fiscal 2007 were approximately $1.4 million, prompted by the acquisition of Catalyst as well as the reorganization of our Japan facility. As a percentage of revenue, SG&A expense decreased from 35.2% in fiscal 2007 to 31.9% in fiscal 2008 as a result of a higher sales base as well as benefits derived from fiscal 2007 cost-cutting and realignment efforts.

Research and development (“R&D”) expense was approximately $32.6 million in fiscal 2008 compared to approximately $38.3 million in fiscal 2007, a decrease of 14.9% or approximately $5.7 million. As a percentage of total revenues, R&D expense decreased from 25.3% in fiscal 2007 to 20.3% in fiscal 2008. The decrease resulted primarily from the $4.0 million charge for acquired in-process research and development costs related to the Catalyst acquisition and approximately $0.5 million of realignment charges, both recorded in fiscal 2007. Also contributing to the decrease in R&D expense were reductions in expenses in fiscal 2008 incurred for prototype materials and supplies and general spending levels.

Reimbursement from escrow account represents fiscal 2008 income resulting from the final Catalyst indemnification release. We received approximately $0.2 million from the remaining Catalyst escrow balance, representing the indemnification obligation for certain Catalyst inventory, assumed at acquisition.

Other income (expense), net, which consists primarily of interest income and expense and foreign exchange gains and losses, was a loss of approximately $4.3 million for the year ended June 28, 2008, compared to a loss of approximately $5.3 million for fiscal 2007. Net interest expense was approximately $4.0 million and $4.2 million in fiscal 2008 and 2007, respectively. There was a foreign exchange loss of approximately $0.6 million in fiscal 2008 compared to a loss of approximately $0.3 million in fiscal 2007, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currency or that of our subsidiaries. Additionally, Other income (expense), net in fiscal 2008 includes a Gain on extinguishment of convertible debt, net of issue cost write-off of approximately $0.3 million, resulting from the repurchase of $4.5 million of the our convertible notes. Other income (expense), net in fiscal 2007 includes a charge of approximately $1.0 million for the write-off of bank deferred financing fees associated with the repayment of the term loan and revolver under the prior credit agreement.

The effective tax rate for fiscal 2008 was 3.2%, compared to an effective tax rate of (14.5)% for fiscal 2007. The effective tax rate for fiscal 2008 includes the effect of a reduction of tax expense of approximately $0.5 million resulting from true-ups of the tax provision to previously filed tax returns; and an election for certain R&D credits made by the Company in the second quarter of fiscal 2008; a reduction of tax expense of approximately $0.4 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; and an increase in tax expense of approximately $0.6 million for the write-down of the deferred tax asset related to restricted stock grants that resulted in a shortfall of cumulative tax benefits. The effective tax rate for fiscal 2007 includes the effects of the in-process research and development (“IPR&D”) charge of $4.0 million related to the Catalyst acquisition, which is not deductible for tax purposes, and an increase in the valuation allowance of approximately $1.0 million. The Company calculates income tax expense (benefit) based upon an annual estimated effective tax rate that includes estimates and assumptions that may change. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

Cash and cash equivalents at June 27, 2009 were approximately $6.4 million, compared to approximately $10.2 million at June 28, 2008.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital, share repurchases and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities. We believe that the repayment of debt maturing in fiscal 2012 will be done through a combination of cash generated from operations and working capital, and will also include possible future financing sources such as: (i) new secured bank debt; (ii) the sale or monetization of certain assets; (iii) new unsecured debt; and (vii) issuance of equity and/or equity-like securities. As of June 27, 2009, we have $17.5 million in borrowings outstanding under our credit facility.

Operating Activities

Net cash used in operating activities was approximately $7.7 million for the year ended June 27, 2009 compared to net cash provided by operating activities of approximately $22.0 million for the year ended June 28, 2008. The net cash used in operating activities in fiscal 2009 was mainly attributable to working capital consumption of approximately $7.5 million. The approximate $29.7 million decrease from the prior year is primarily due to a net loss, adjusted for impairment of goodwill and gains on the extinguishment of convertible notes, net of issuance cost write-offs, and working capital consumption in fiscal 2009, as compared to net income and working capital contributions in fiscal 2008.

Investing Activities

Net cash used in investing activities was approximately $4.4 million in fiscal 2009 compared to approximately $4.5 million in fiscal 2008. Net cash used in both fiscal 2009 and fiscal 2008 relates to the purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was approximately $8.9 million in fiscal 2009 compared to net cash used in financing activities of approximately $18.4 million in fiscal 2008. Net cash provided by financing activities in fiscal 2009 primarily resulted from $17.5 million in net borrowings under the credit line and approximately $0.7 million proceeds from employee stock purchase and option plans, partially offset by approximately $8.4 million repurchase of convertible notes and approximately $0.7 million for repurchases of treasury stock. Net cash used in financing activities in fiscal 2008 primarily resulted from approximately $9.4 million repayment of borrowings under the credit line, approximately $3.6 million repurchase of convertible notes, approximately $3.5 million payment of related party note payable and approximately $2.4 million for repurchases of treasury stock.

Debt

Credit Facility

As of June 27, 2009, we have a $50.0 million credit agreement, which has been amended from time to time (“New Credit Agreement”). The terms of the New Credit Agreement provide us with a $50.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance of our obligations under the New Credit Agreement is secured by all of the domestic assets of LeCroy Corporation and its domestic subsidiaries, and is guaranteed by our domestic subsidiaries. As of June 27, 2009, we have $17.5 million in outstanding borrowings against the Revolver and zero against the letter of credit subfacility and the swingline loan subfacility.

We are required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of June 27, 2009, we are in compliance with the financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by us to April 1, 2012, contingent on the waiver or extension of the first redemption date of our convertible notes (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases for additional information).

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

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. We may, from time to time, at our option repurchase the Notes in the open market. In addition, we may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into our common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes, equal to an initial conversion price of approximately $14.55 per share, subject to adjustment as described in the indenture. Upon conversion, we will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value as defined in the indenture, and to the extent that the conversion value exceeds $1,000, at our election, cash or shares of our common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of our common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of our common stock, if any, at the applicable conversion price, at our option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of the notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, we will also deliver, at our election, cash or common stock or combination of each with a value equal to such excess.

In fiscal 2009 and 2008, we repurchased approximately $19.1 million and $4.5 million, respectively, of the outstanding convertible notes. As of June 27, 2009, the remaining balance of approximately $48.4 million is included in Convertible notes on the Consolidated Balance Sheet. As of June 28, 2008, $5.5 million of the remaining balance was in Accrued expenses and other current liabilities, and $62.0 million was included in Convertible Notes on the Consolidated Balance Sheet (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases for additional information).

Foreign Credit Facilities

We maintain certain short-term foreign credit facilities. Our Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs, or approximately $0.9 million as of June 27, 2009. As of June 27, 2009, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers. We had a 50.0 million yen Japanese facility that was cancelled in the third quarter of fiscal 2009 (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases for additional information).

Share Purchase Plan

On May 25, 2006, our Board of Directors approved the adoption of a share repurchase plan authorizing the purchase of up to 2.0 million shares, not to exceed $25.0 million, of our common stock for treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases is dependent upon several factors, including market conditions, the market price of our common stock, the effect of the share dilution on earnings, available cash and any other potential risks we may encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company (See Note 14 to the Consolidated Financial Statements — Common Stock, Treasury Stock and Warrants to Purchase Common Stock for additional information).

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. We do not enter into off-balance sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities.

Our 4.00% notes payable are convertible into shares of our common stock at a conversion price of $14.55 per share and therefore pose a potential for significant dilution. The maximum potential dilutive effect of conversion of the 4.00% notes is approximately 3.3 million shares (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases for additional information).

In addition, stock options to purchase approximately 2.4 million shares of our common stock at a weighted average exercise price of $7.45 per share and approximately 0.3 million restricted stock units were outstanding at June 27, 2009 that represent additional potential dilution (See Note 13 to the Consolidated Financial Statements — Share-Based Compensation for additional information).

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and convertible note obligations, as set forth in the table below (in thousands):

	Payments due by period as of June 27, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$1,829	$1,627	$202	$—	$—
Supplier agreements	708	708	—	—	—
Operating lease obligations	6,171	2,127	2,604	1,319	121
Vendor supplied capital lease agreement	319	253	66	—	—
Revolving credit obligation(1)	17,500	—	17,500	—	—
Convertible notes(2)	48,350	—	48,350	—	—

Total(3)	$74,877	$4,715	$68,722	$1,319	$121

(1)	The revolving credit facility expires on July 15, 2011, unless, in the absence of any default, extended by the Company to April 15, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases for additional information).

(2)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases for additional information).

(3)	The Contractual Obligations and Other Commitments does not include any reserves for income taxes under FIN 48 because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes under FIN 48. As of June 27, 2009, our reserves for income taxes totaled approximately $2.0 million, which are reflected as non-current liabilities and included in Deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (See Note 11 to the Consolidated Financial Statements — Income Taxes for additional information).

Recent Accounting Pronouncements

The following recent accounting pronouncements are not yet adopted:

•	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to the Company’s non-financial assets and liabilities.

•	Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

•	Financial Accounting Standards Board Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).

•

Financial Accounting Standards Board Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).

•

Financial Accounting Standards Board Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.”

•	Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.”

See Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies, “New Accounting Pronouncements” for additional information on recent pronouncements not yet adopted and recent pronouncements adopted.

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

Our operations generate non-functional currency cash flows such as third-party vendor payments, revenues and intercompany payments. In anticipation of these foreign currency cash flows, we have a program of entering into foreign exchange forward contracts to decrease the risks associated with currency fluctuations on assets or liabilities denominated in other than the functional currency of us or our subsidiaries. It cannot be assured, however, that this program will effectively offset all of our foreign currency risk related to these assets or liabilities. These foreign exchange forward contracts do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS No. 133”).

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

During fiscal 2009, 2008, and 2007, foreign currency exchange gains and losses on both forward contracts and on transactions denominated in other than the subsidiaries’ functional currencies was a net gain of approximately $0.3 million, a net loss of approximately $0.6 million, and a net loss of approximately $0.3 million, respectively. These net gains and losses are included in Other, net in the Consolidated Statements of Operations. At June 27, 2009 and June 28, 2008, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $17.5 million and $16.3 million, respectively, with a net unrealized gain of approximately $0.1 million and zero, respectively.

We performed a sensitivity analysis at June 27, 2009, assuming a hypothetical 10% adverse change in foreign currency exchange rates on our open foreign exchange forward contracts and our assets and liabilities denominated in other than their functional currencies. We estimate that as of June 27, 2009, a 10% adverse change in foreign currency exchange rates would have resulted in an incremental expense of approximately $0.1 million, after tax on these instruments and therefore, on our consolidated results of operations, financial position, and cash flows from operations.

On October 15, 2006, we completed the sale of $72.0 million of 4.00% convertible senior notes (the “Notes”) due October 15, 2026. The Notes will pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of our common stock, at our option. During fiscal 2009 and 2008, we repurchased approximately $19.1 million and $4.5 million, respectively, of the outstanding convertible notes, resulting in a balance of approximately $48.4 million and $67.5 million at June 27, 2009 and June 28, 2008, respectively. As of June 27, 2009 and June 28, 2008, the market value of the convertible notes was approximately $27.7 million and $60.8 million, respectively.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents, as well as, our $50.0 million credit facility. Market risk is estimated as the potential change in fair value resulting from a hypothetical 1% adverse change in interest rates, which would have been an incremental charge of approximately $0.1 million, after tax, to our results of operations, financial position and cash flows in fiscal 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LeCROY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 27, 2009, June 28, 2008, and June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the valuation and qualifying accounts financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for the years ended June 27, 2009, June 28, 2008, and June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for uncertainty in income taxes effective July 1, 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

/s/ KPMG LLP

Short Hills, New Jersey

September 14, 2009

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 27, 2009	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,413	$10,224
Accounts receivable, net of reserves of $692 and $742 at June 27, 2009 and June 28, 2008, respectively	25,209	33,274
Inventories, net	34,987	32,886
Other current assets	11,564	10,214

Total current assets	78,173	86,598
Property, plant and equipment, net	21,817	21,683
Goodwill	—	105,771
Intangible assets, net	502	972
Other non-current assets	9,545	11,962

Total assets	$110,037	$226,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,169	$22,280
Accrued expenses and other current liabilities	12,983	19,201

Total current liabilities	27,152	41,481
Long-term bank debt	17,500	—
Convertible notes	48,350	62,000
Deferred revenue and other non-current liabilities	3,635	4,545

Total liabilities	96,637	108,026
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of June 27, 2009 and June 28, 2008)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,900,551 shares issued at June 27, 2009 and 12,656,899 issued at June 28, 2008)	129	127
Additional paid-in capital	117,055	113,693
Accumulated other comprehensive income	1,862	3,451
(Accumulated deficit) retained earnings	(102,548)	4,102
Treasury stock, at cost (403,215 shares and 297,523 shares at June 27, 2009 and June 28, 2008, respectively)	(3,098)	(2,413)

Total stockholders’ equity	13,400	118,960

Total liabilities and stockholders’ equity	$110,037	$226,986

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Revenues:
Test and measurement products	$125,456	$151,077	$143,244
Service and other	8,511	9,409	8,056

Total revenues	133,967	160,486	151,300
Cost of revenues	63,598	70,756	69,953

Gross profit	70,369	89,730	81,347

Operating expenses:
Selling, general and administrative	46,991	51,299	53,218
Research and development	30,851	32,576	38,302
Reimbursement from escrow account	—	(240)	—
Impairment of goodwill	105,771	—	—

Total operating expenses	183,613	83,635	91,520

Operating (loss) income	(113,244)	6,095	(10,173)

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	9,606	338	—
Write-off of bank deferred financing fees	—	—	(997)
Interest income	90	298	124
Interest expense	(3,554)	(4,331)	(4,293)
Other, net	260	(632)	(99)

Other income (expense), net	6,402	(4,327)	(5,265)

(Loss) income before income taxes	(106,842)	1,768	(15,438)
(Benefit) provision for income taxes	(192)	56	(2,231)

Net (loss) income	$(106,650)	$1,712	$(13,207)

Net (loss) income per common share:
Basic	$(8.89)	$0.15	$(1.13)
Diluted	$(8.89)	$0.14	$(1.13)

Weighted average number of common shares:
Basic	12,003	11,749	11,702
Diluted	12,003	12,007	11,702

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total
	Number of Shares	Par Value
Balance at July 1, 2006	12,883	$129	$114,447	$1,292	$15,693	$(1,858)	$129,703
Comprehensive loss:
Net loss	—	—	—	—	(13,207)	—	(13,207)
Foreign currency translation	—	—	—	117	—	—	117

Total comprehensive loss							(13,090)

Exercise of stock options and employee stock purchases	156	1	957	—	—	—	958
Issuance of restricted stock to employees	406	3	(3)	—	—	—	—
Forfeitures of restricted stock for terminated employees	(64)	—	—	—	—	—	—
Issuance of LeCroy stock options in Merger	—	—	451	—	—	—	451
Purchase of treasury shares	—	—	—	—	—	(10,508)	(10,508)
Retirement of treasury shares	(1,038)	(10)	(12,356)	—	—	12,366	—
Share-based compensation expense	—	—	5,217	—	—	—	5,217

Balance at June 30, 2007	12,343	$123	$108,713	$1,409	$2,486	$—	$112,731

Comprehensive income:
Net income	—	—	—	—	1,712	—	1,712
Foreign currency translation	—	—	—	2,042	—	—	2,042

Total comprehensive income							3,754

Exercise of stock options and employee stock purchases	151	2	834	—	—	—	836
Issuance of restricted stock to employees	227	2	(2)	—	—	—	—
Forfeitures of restricted stock for terminated employees	(64)	—	—	—	—	—	—
Share-based compensation expense	—	—	4,148	—	—	—	4,148
Adjustment for adoption of FIN 48	—	—	—	—	58	—	58
Adjustment for adoption of EITF 06-2	—	—	—	—	(154)	—	(154)
Purchase of treasury shares	—	—	—	—	—	(2,413)	(2,413)

Balance at June 28, 2008	12,657	$127	$113,693	$3,451	$4,102	$(2,413)	$118,960

Comprehensive loss:
Net loss	—	—	—	—	(106,650)	—	(106,650)
Foreign currency translation	—	—	—	(1,589)	—	—	(1,589)

Total comprehensive loss							(108,239)

Exercise of stock options and employee stock purchases	204	2	681	—	—	—	683
Issuance of restricted stock to employees	65	—	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(25)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,681	—	—	—	2,681
Purchase of treasury shares	—	—	—	—	—	(685)	(685)

Balance at June 27, 2009	12,901	$129	$117,055	$1,862	$(102,548)	$(3,098)	$13,400

The accompanying notes are an integral part of these consolidated statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(106,650)	$1,712	$(13,207)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill	105,771	—	—
Write-off of acquired in-process research and development	—	—	4,000
Depreciation and amortization	6,234	7,105	8,127
Share-based compensation	2,783	4,695	5,217
Amortization of debt issuance costs	644	742	530
Deferred income taxes	541	(644)	(2,691)
Write-off of bank deferred financing fees	—	—	997
Gain on extinguishment of convertible debt, net of issue cost write-off	(9,606)	(338)	—
Impairment of intangible assets	—	699	250
Loss (gain) on disposal of property, plant and equipment, net	60	(97)	176
Gross profit on non-cash sale	—	(44)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	7,229	547	(1,977)
Inventories	(3,960)	3,866	(1,337)
Other current and non-current assets	(402)	1,031	(475)
Accounts payable, accrued expenses and other liabilities	(10,380)	2,763	(234)

Net cash (used in) provided by operating activities	(7,736)	22,037	(624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,434)	(4,483)	(4,143)
Business acquisition, net of acquired cash	—	—	(31,512)

Net cash used in investing activities	(4,434)	(4,483)	(35,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	—	(34,076)
Borrowings under credit line	20,500	—	40,160
Repayment of borrowings under credit line	(3,000)	(9,410)	(34,250)
Payment of debt issuance costs	—	—	(3,826)
Repurchase of convertible notes	(8,378)	(3,583)	—
Proceeds from issuance of convertible notes	—	—	72,000
Purchase of treasury shares	(685)	(2,413)	(10,508)
Payments made on capital leases	(234)	(283)	(391)
Payment of note payable to related party for business acquisition	—	(3,500)	—
Proceeds from employee stock purchase and option plans	683	836	958

Net cash provided by (used in) financing activities	8,886	(18,353)	30,067

Effect of exchange rate changes on cash and cash equivalents	(527)	575	(312)

Net decrease in cash and cash equivalents	(3,811)	(224)	(6,524)
Cash and cash equivalents, beginning of year	10,224	10,448	16,972

Cash and cash equivalents, end of year	$6,413	$10,224	$10,448

Supplemental Cash Flow Disclosure
Cash paid during the year for:
Interest	$2,645	$3,860	$1,184
Income taxes, net of refunds	371	869	695
Non-cash transactions:
Issuance of note payable to related party for business acquisition	—	—	3,500
Issuance of LeCroy stock options for business acquisition	—	—	451
Transaction costs for business acquisition, unpaid at June 30, 2007	—	—	99
Property, plant and equipment acquired under capital lease	—	718	—
Receipt of advertising in exchange for test and measurement product	—	62	—
Transfer of inventory into property, plant and equipment	1,773	2,047	1,024
Repurchase of convertible notes, unpaid at June 27, 2009 and June 28, 2008	1,175	448	—

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Organization

LeCroy Corporation (the “Company” or “LeCroy”), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company develops, manufactures, sells and licenses high-performance oscilloscopes and global communications protocol analyzers. Oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. Protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including USB 2.0, USB 3.0, Bluetooth, PCI Express, Serial ATA, Serial Attached SCSI (SAS), Wireless USB, and others. The Company’s products are sold worldwide into a broad range of end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace. Revenues are also generated from the sale of probes, accessories, and applications solutions, and to a lesser extent, extended warranty and maintenance contracts, repairs and calibrations performed on instruments after the expiration of their warranties.

Basis of Presentation and Use of Estimates

The Consolidated Financial Statements include the accounts of LeCroy Corporation and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior-years’ amounts to conform to the current year presentation.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, uncertain tax positions, valuation of deferred tax assets, valuation of long-lived assets, valuation of goodwill, share-based compensation expense and estimation of warranty liabilities. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an additional week of results every five or six years. Each of the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 represented a 52 week period.

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

For purposes of comparability, approximately $1.8 million and $2.2 million of shipping and handling costs previously classified as SG&A for fiscal years ending June 28, 2008 and June 30, 2007, respectively, have been reclassified to Cost of revenues to apply the new policy. The remaining shipping and handling costs within SG&A totaled approximately $1.3 million, $1.3 million and $2.0 million for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively. This change in accounting principle and reclassification had no impact on operating (loss) income, net (loss) income, or net (loss) income per share.

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

The Company maintains an allowance for doubtful accounts relating to accounts receivable estimated to be non-collectible. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, the Company maintains, when appropriate, an allowance for anticipated sales returns. The Company analyzes historical return trends as well as in-transit product returns to evaluate the adequacy of the allowance for anticipated returns.

Test and measurement products revenue. The Company generates Test and measurement product revenue from the sales of oscilloscopes and application solutions, protocol analyzers, probes and accessories. Provisions for warranty costs are recorded at the time products are shipped.

Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the application solutions. All sales of Test and measurement products are based upon separately established prices for the items and are recorded as revenue according to the above revenue recognition criteria. Revenues from oscilloscope products are included in revenues from Test and measurement products in the Consolidated Statements of Operations, net of any applicable sales or value added taxes. Certain software is embedded in the Company’s oscilloscopes, but the embedded software component is considered incidental.

Due to the significant software content of its protocol analyzer products, the Company recognizes revenue on the sale of these products, net of any applicable sales or value added taxes, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), upon shipment, provided there is persuasive evidence of an arrangement, the product has been delivered, the price is fixed or determinable and collection is probable. Software maintenance support revenue is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. In limited circumstances where VSOE does not exist for software maintenance support, the Company recognizes revenue and accrues costs, if applicable, under the appropriate provisions of SOP 97-2 determined by the facts and circumstances of each transaction. Provisions for warranty costs are recorded at the time sales of related products are recognized as revenue. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations.

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company began offering customers an opportunity to enter into sales-type or direct financing leases for these products. The Company is accounting for these leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.4 million, $0.7 million and $1.8 million for the years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

Service and other revenue. Service and other revenue includes extended warranty contracts, software maintenance agreements, repairs and calibrations performed on instruments after the expiration of their normal warranty period and direct service accessories and packages. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibrations services and recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

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

Share -Based Compensation

The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and stock appreciation rights. The fair value of stock options is estimated on the date of grant, while the fair value for stock appreciation rights is estimated on the date of grant and remeasured at each subsequent reporting period, since it is liability-classified. Determining the fair value of options and stock appreciation rights requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market or other factors that affect these estimates could have a material impact on the resulting compensation cost. The fair value of restricted stock grants (referred to as non-vested stock) is determined based on the closing price of the Company’s common stock on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures.

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

Business Realignment and Related Asset Impairment Costs

The Company records realignment charges related to workforce reductions in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (“SFAS 112”), and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). Pursuant to SFAS 112, costs related to employee severance are recorded when probable and estimable in accordance with our ongoing severance policy. SFAS 88, paragraph 15, provides that contractual termination benefits are recorded when it is probable and estimable. Charges for the impairment of long-lived assets are recognized in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as described below in the policy titled, “Impairment of Long-Lived Assets and Acquired Intangible Assets”.

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

Advertising Costs

The costs of general advertising, promotion and marketing programs are charged to Selling, general and administrative expense in the Consolidated Statements of Operations in the fiscal year incurred. The costs of advertising related to new product introductions are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 was approximately $2.4 million, $2.8 million and $3.0 million, respectively.

Research and Development

The costs related to research, design and development of test and measurement products are charged to Research and development expense as incurred. The Company evaluates the requirement to capitalize certain software development costs for protocol analyzers in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to develop or significantly enhance computer software products are charged to Research and development expense as incurred until technological feasibility has been established. The nature of the Company’s development for protocol analyzers is generally such that the Company can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. As such, the Company has not capitalized any software development costs for the years ended June 27, 2009, June 28, 2008 and June 30, 2007.

Cash and Cash Equivalents

Cash in excess of current operating requirements are invested in cash equivalents, which are short-term, highly liquid interest bearing investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred and major betterments are capitalized. Depreciation of property, plant and equipment is provided on a straight-line basis over the asset’s estimated useful life or related lease term, if shorter, as follows:

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

The Company reviews the valuation of inventory on a quarterly basis and provides an allowance for the value of estimated excess and obsolete raw materials and work in process inventory. The Company’s marketing department plays a key role in the inventory review process by providing updated sales forecasts, managing product rollovers and working with the manufacturing department to maximize recovery of excess inventory. Based upon management’s forecast, inventory items no longer expected to be used or saleable in the future are considered obsolete and the difference between an inventory’s quantity and its forecasted usage or sale are classified as excess. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

Warranty

The Company provides a warranty on its products, generally extending between one and three years after delivery, and accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Estimated future warranty obligations related to products are provided by charges to Cost of revenues in the period that the related revenue is recognized. These estimates are derived from historical data of product reliability and, for certain new products, third party published expected failure rates. The expected failure rate is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. The Company studies trends of warranty claims and performance of specific products and adjusts its warranty obligation through charges or credits to Cost of revenues (See Note 10 — Warranties and Guarantees for additional information).

Impairment of Long-Lived Assets and Acquired Intangible Assets

The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, which may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires the Company to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that could reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The Company obtains information on acquisition activity of similar sized companies, in the technology industry, to estimate a control premium.

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

The first step of the impairment test is to identify if an impairment of goodwill has occurred by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the “implied” fair value (as defined in SFAS 142) of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by an average market price over a period of time considered appropriate to determine fair value, as reflected on the NASDAQ Stock Market, LLC, and applying an additional premium to give effect to the Company’s best estimate of a control premium, as if the Company were to be acquired by a single stockholder, which seeks to give effect to the increased consideration a potential acquirer would be willing to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.

In fiscal 2008, as a result of the decline in the Company’s stock price since June 30, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test on a quarterly basis. A 30% control premium was utilized in the Company’s interim and annual goodwill impairment testing. This control premium is not a standard amount based on broad assumptions; rather, the amount is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed taking into consideration current industry, market and economic conditions along with other factors or available information specific to the Company’s business. Management’s estimate of an appropriate control premium to apply in determining fair value is an important variable in the Company’s goodwill impairment assessment.

In the fourth quarter of fiscal 2008, the Company changed its annual impairment testing date from fiscal year end to the last day of the eleventh month of the fiscal year. The Company believes the last day of the eleventh month of the fiscal year is preferable as it provides the Company additional time to complete the impairment test and report the results of that test in the Company’s annual filing on Form 10-K. No impairment charge resulted from the Company’s interim goodwill impairment testing during fiscal 2008. Additionally, the Company completed its annual impairment test required under SFAS 142 during the fourth quarter of fiscal 2008 and determined that there was no impairment to the recorded goodwill balance (See Note 8 — Goodwill, Intangible assets, net, and Other Non-Current Assets for additional information).

In the second quarter of fiscal 2009, as a result of the current economic environment and sustained decline in the Company’s stock price since September 27, 2008, which affected the Company’s market capitalization, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired. The Company performed the second step of the goodwill impairment test which calculated the implied fair value of the goodwill by allocating the fair value of the Company determined in the first step to all assets and liabilities other than goodwill, including both recognized and unrecognized intangible assets, and compared it to the carrying amount of goodwill in order to determine the amount of the goodwill impairment.

In the second quarter of fiscal 2009, the Company recorded approximately $105.8 million of goodwill impairment, reducing the carrying value of Goodwill to zero.

Concentration of Credit Risk

The Company develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. The Company’s products are sold into a broad range of end markets, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace markets. Sales occur in all regions of the United States as well as a many foreign countries. No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company’s accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. The Company performs on-going credit evaluations of its customers. Credit risk may sometimes be partially mitigated through collateral such as letters of credit, bank guarantees or payment terms such as cash in advance. The Company maintains allowances for potential credit losses. Credit losses have been minimal in fiscal 2009, 2008 and 2007.

Income Taxes

Deferred tax assets and liabilities are recognized under the asset and liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets, such as net operating losses or foreign tax credit carryforwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are not expected to be realized. The Company considers all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are realizable.

The realization of deferred tax assets, after accounting for tax exposures under FIN 48, is based on the assessment that it is more likely than not that the Company will be able to generate sufficient future taxable income within statutory carryforward periods to realize the deferred tax assets. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to the Company’s financial position and results of operations.

The Company’s policy is not to provide for U.S. taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are determined to be permanently invested outside the United States.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), as amended by FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP-FIN 48-1”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. Interest and penalties related to income taxes is included in the benefit (provision) for income taxes line of the Consolidated Statement of Operations.

Foreign Exchange

The Company’s foreign subsidiaries generally use their local currency as the functional currency and translate all assets and liabilities at fiscal year-end exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in Accumulated other comprehensive income, a separate component of Stockholders’ equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other, net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the Consolidated Statements of Operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”) whereby foreign currency transaction gains and losses are recorded in Accumulated other comprehensive income, a component of Stockholders’ equity. In fiscal 2007, management changed its intention for one intercompany loan that was previously considered to be long-term, to be short-term in nature. As required under SFAS 52, foreign exchange gains and losses subsequent to this change in intent are recorded in the Consolidated Statements of Operations as incurred. In fiscal 2008 and 2009, management’s intention for this intercompany loan remained short-term in nature and, as such, foreign exchange gains and losses were recorded in the Consolidated Statements of Operations as incurred, until the loan was fully repaid in the second quarter of fiscal 2009.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity. Borrowings under the revolving line of credit have variable interest rates and their carrying amounts are considered by management to be a reasonable estimate of their fair value. On October 12, 2006, the Company sold and issued $72.0 million 4.0% convertible senior subordinated notes. During fiscal 2009 and 2008, the Company repurchased approximately $19.1 million and $4.5 million, respectively, of the outstanding convertible notes, resulting in a remaining balance of approximately $48.4 million and $67.5 million at June 27, 2009 and June 28, 2008, respectively. As of June 27, 2009 and June 28, 2008, the market value of the convertible notes was approximately $27.7 million and $60.8 million, respectively. Fair value is determined through information obtained from a third party using the latest available market data. (See Note 12 — Debt and Capital Leases for additional information).

Derivative Instruments

The Company is exposed to global market exchange rate risks and, as a result, enters into forward exchange contracts to manage financial exposures resulting from changes in foreign currency rates. The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company’s foreign exchange forward contracts are not accounted for as hedges in accordance with SFAS 133; therefore, any changes in fair value of these contracts are recorded in Other, net in the Consolidated Statements of Operations.

The Company manages its foreign exchange exposure by entering into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to reduce exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair values of these contracts are recorded in Other, net in the Consolidated Statements of Operations and are inversely correlated to changes in the value of certain of the Company’s foreign currency-denominated assets and liabilities. The Company does not use derivative financial instruments for trading or other speculative purposes (See Note 21 — Derivative Instruments and Fair Value for additional information).

New Accounting Pronouncements

Recent pronouncements not yet adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The provisions of SFAS 157 were effective beginning in fiscal 2009. However, the FASB deferred the effective date of SFAS 157, until the beginning of the Company’s 2010 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of long-lived assets. The effect of adopting SFAS 157 for the Company’s non-financial assets and liabilities will not have a material impact on the Company’s consolidated financial position and results of operations at the date of adoption, although it may impact the way that fair value for non-financial assets and liabilities is determined in future periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. This statement establishes the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. Further, it requires that acquisition-related costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Early adoption is not permitted. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. The Company would apply the provisions of SFAS 141R to future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of the Company’s 2010 fiscal year. At June 27, 2009, approximately $2.5 million of unrecognized tax benefits are related to a prior acquisition and would impact the effective tax rate, if recognized.

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

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount, with an offset to equity, and will be amortized to interest expense, using the effective interest method, over the life of the bond. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and requires retrospective application. The Company estimates an increase in net loss (a decrease in net income) of $1.8 million, $(1.9) million, and $1.3 million in the fiscal years ending June 27, 2009, June 28, 2008, and June 30, 2007, respectively. Revised net loss and loss per common share are as follows (in thousands, except per share data):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net loss	$(108,432)	$(189)	$(14,494)

Net loss per common share:
Basic and diluted	$(9.03)	$(0.02)	$(1.24)
Weighted average number of common shares:
Basic and diluted	12,003	11,749	11,702

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” This FSP requires the annual disclosures about the fair value of financial instruments required by SFAS No. 107 to be presented in interim financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. Management will adopt the enhanced disclosures required in the first quarter of fiscal 2010 and does not believe the adoption will have an impact on the Company’s consolidated financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”-a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC, which is also a source of U.S. GAAP for SEC registrants), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Upon the effectiveness of the codification, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009, and we do not expect it to have an effect on the Company’s consolidated financial position or results of operations.

Recent pronouncements adopted

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

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events”. SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and should be applied prospectively. Management has adopted the enhanced disclosure requirements of SFAS 165 (See Note 23 — Subsequent Events for additional information).

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

LeCroy paid cash of $31.5 million, including direct transaction costs of $2.6 million, net of cash acquired of $1.0 million, using proceeds from the Revolver under the Prior Credit Agreement (Note 12 — Debt and Capital Leases for additional information), issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, a former sole shareholder of Catalyst and former employee of the Company and assumed the fair value of certain vested Catalyst stock options totaling $0.5 million. The Catalyst Merger consideration is summarized below (in thousands):

Cash for shares and certain vested options	$26,650
Cash paid in escrow	3,350
Note payable to former shareholder	3,500
Fair value of vested stock options assumed	450
Transaction costs	2,629

Total purchase price	$36,579

In connection with the Catalyst Merger, LeCroy assumed Catalyst’s Stock Option Plan. On October 2, 2006, Catalyst stock option holders approved technical amendments to their stock option grants in anticipation of their assumption by LeCroy pursuant to the Catalyst Merger including, without limitation, amendments reflecting that any stock option or other award granted thereunder would be exercisable for LeCroy common stock. Pursuant to SFAS No. 123R, of the 136,826 assumed stock options granted by the Company in exchange for the stock options held by the employees of Catalyst, the fair value of 36,858 vested options or approximately $450,000 was considered part of the purchase price for Catalyst and the fair value of 99,968 unvested options or approximately $1,196,000, is being charged to compensation expense in operations as earned by employees over their remaining requisite service periods. The fair value of assumed options was determined using the Black-Scholes option pricing model in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” and SFAS 123R.

The Company was required to grant restricted stock to certain former Catalyst employees contingent on the continuation of employment and the percentage of the escrow paid to the former shareholders of Catalyst twelve months subsequent to the Catalyst Merger. The value of the 26,733 restricted shares that were granted was approximately $0.2 million.

The fair value of tangible and intangible assets acquired and liabilities assumed was established based upon the unaudited October 1, 2006 balance sheet of Catalyst, as well as certain assumptions made regarding fair values. The fair value of finished goods inventory is based on estimated selling prices less direct costs to sell and a reasonable profit margin on the selling effort. The fair value of work in process inventory is based on estimated selling prices less cost to complete, direct costs to sell and a reasonable profit margin on the cost to complete and selling effort. The fair value of the IPR&D, purchased technology, trade name, backlog and manufacturers’ representative relationships was determined by considering a variety of factors, including; appraisal, comparable transactions, and discounted cash flow approaches. The fair value of the IPR&D was based on the total estimated costs to develop the related technologies less the costs incurred to date for the projects, and the intangible asset values were based on estimates of future cash flows associated with those assets. The purchased technology, backlog and manufacturers’ representative relationships related to this acquisition were amortized over their estimated economic useful lives ranging from two to fifteen months. It was originally determined that the Catalyst trade name valued at $0.7 million had an indefinite life. However, during fiscal 2008, the Catalyst trade name failed the impairment test due to a change in the Company’s product strategy and, accordingly, a $0.7 million pre-tax loss was recognized in Selling, general and administrative expenses in the Consolidated Statement of Operations.

The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The primary contributors to the Catalyst goodwill, included, (i) substantial revenue benefits due to synergies in product offerings and platforms between the Catalyst and CATC product portfolio; (ii) expanded base of industry knowledge;

(iii) economies of scale benefits for the protocol products and the complementary strategic fit with the CATC products, including the expansion of protocol products; and (iv) opportunity to further strengthen direct sales model with Catalyst’s already experienced sales team. The goodwill is not deductible for tax purposes. See Note 8 — Goodwill, Intangible Assets, net, and Other Non-Current Assets for additional information.

The final purchase price allocation is summarized below (in thousands):

Cash	$1,017
Accounts receivable	738
Inventory	4,269
Other assets	206
In-process research and development	4,000
Purchased intangibles	2,220
Goodwill	27,512
Current liabilities assumed	(1,095)
Deferred tax liability	(2,288)

Total purchase price	$36,579

The following table presents the details of the amortizable intangible assets acquired in the Catalyst Merger and their carrying values as of June 27, 2009 (in thousands):

	Original Weighted Average Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets:
Purchased technology	0.9 years	$1,030	$1,030	$—
Purchased backlog	0.1 years	450	450	—
Purchased manufacturers’ representative relationships	0.0 years	40	40	—

Total amortizable intangibles purchased		$1,520	$1,520	$—

Amortization expense for intangible assets acquired in the Catalyst Merger was approximately $0.4 million for the year ended June 28, 2008 and approximately $1.1 million for the year ended June 30, 2007, which was recorded in Cost of revenues in the Consolidated Statements of Operations. All remaining intangible assets related to the Catalyst acquisition were completely amortized prior to the start of fiscal 2009.

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

3. Business Realignment, Restructuring Initiatives and Related Asset Impairments

The table below summarizes the charges for business realignments, restructuring initiatives and related asset impairments for the fiscal years ended 2009, 2008 and 2007.

(in thousands):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Charges for:
Impaired intangible assets	$—	$—	$250
Severance and related costs	695	—	358

Cost of revenues	$695	$—	$608

Charges for:
Severance and related costs	$1,563	$—	$467

Research and development	$1,563	$—	$467

Charges for:
Impaired intangible asset	$—	$699	$—
Severance and related costs	2,079	954	1,248
Facility closure/lease restructure	749	—	156

Selling, general and administrative	$2,828	$1,653	$1,404

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the current economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014.

Fiscal 2009 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2009, in an effort to further streamline expenses in response to the current economic environment, the Company recorded severance of approximately $0.2 million, of which less than $0.1 million was expensed to Cost of revenues, approximately $0.1 million was expensed to SG&A and less than $0.1 million was expensed to Research and development. This resulted from headcount reductions of twelve employees or approximately 2.6% of the workforce as compared to June 28, 2008. As of June 27, 2009, approximately $0.1 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the second quarter of fiscal 2010.

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of June 27, 2009, approximately $1.4 million has been paid in cash, and approximately $1.0 million remains in Accrued expenses and other current liabilities and approximately $0.2 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

In the second quarter of fiscal 2009, in an effort to streamline expenses in anticipation of further deterioration in the economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, approximately $0.8 million was expensed to SG&A and approximately $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of the workforce as compared to June 28, 2008. As of June 27, 2009, approximately $1.0 million has been paid in cash and approximately $0.5 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2010.

Fiscal 2008 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2008, the Catalyst trade name failed the impairment test as a result of a change in the Company’s product strategy, and therefore, the Company recorded an approximate $0.7 million non-cash charge to SG&A expense for the impairment.

In the third quarter of fiscal 2008, as a result of streamlining operational management processes and staffing requirements, the Company recorded severance of approximately $0.3 million, which was expensed to SG&A. This resulted from headcount reductions of three employees or 0.7% of the workforce as compared to June 30, 2007. Severance and other related amounts under this plan were fully paid in fiscal 2009, and no accrual remains on the Consolidated Balance Sheet.

In the first quarter of fiscal 2008, primarily as the result of an effort to improve sales effectiveness and channel management, the Company recorded severance of approximately $0.6 million, which was expensed to SG&A. This resulted from headcount reductions of twelve employees or 2.7% of the workforce as compared to June 30, 2007. Severance and other related amounts under this plan were fully paid in fiscal 2009, and no accrual remains on the Consolidated Balance Sheet.

Fiscal 2007 Restructuring Initiatives

In the fourth quarter of fiscal 2007, as a result of local economic conditions in Japan, the Company changed its Japan sales strategy and approved a restructuring plan related to the Japanese operations which resulted in the closure of certain office facilities in Japan, which included lease termination costs. As a result of the office closures, there were headcount reductions of four employees or 0.9% of the workforce as compared to July 1, 2006. As a result, the Company recorded severance and related expenses of approximately $0.1 million and facility closure costs of approximately $0.2 million, which was expensed to SG&A. Severance and other related amounts under this plan were fully paid by the end of fiscal 2008.

Fiscal 2007 Business Realignment and Related Asset Impairment

In the fourth quarter of fiscal 2007, an intangible asset was written off due to a change in the Company’s product strategy and, accordingly, the Company took an approximate $0.3 million non-cash charge to Cost of revenues for the impairment.

In the third quarter of fiscal 2007, prompted by the acquisition of Catalyst, the Company evaluated certain business processes and staffing requirements. As a result, the Company recorded severance and related expense of approximately $1.6 million, of which approximately $0.3 million was expensed to Cost of revenues, $1.2 million was expensed to SG&A and $0.1 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of thirty-three employees or 7.2% of the workforce as compared to July 1, 2006. As of June 27, 2009, approximately $1.6 million has been paid in cash and no accrual remains on the Consolidated Balance Sheet.

In the second quarter of fiscal 2007, as a result of a change in the Company’s organization stemming from the Catalyst acquisition, the Company recorded severance and related expenses of approximately $0.4 million, of which approximately $0.1 million was expensed to SG&A and $0.3 million was expensed to Research and development. The implementation of this plan resulted in headcount reductions of eleven employees or 2.4% of the workforce as compared to July 1, 2006. Severance and other related amounts under this plan were fully paid by the end of fiscal 2007.

4. Accounts Receivable, net

As of June 27, 2009 and June 28, 2008, the Company had an agreement with one of its customers, who is also a vendor, that provided the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At June 27, 2009 and June 28, 2008, the Company did not offset the balances, as the amounts were immaterial.

The allowance for doubtful accounts and sales returns was approximately $0.7 million as of June 27, 2009 and June 28, 2008.

5. Inventories, net

Inventories, net consist of the following (in thousands):

	June 27, 2009	June 28, 2008
Raw materials	$8,351	$9,581
Work in process	6,590	6,008
Finished goods	20,046	17,297

Total	$34,987	$32,886

The value of demonstration units included in finished goods was $11.3 million and $10.3 million at June 27, 2009 and June 28, 2008, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory, included above, amounted to approximately $5.8 million and $4.5 million at June 27, 2009 and June 28, 2008, respectively.

In fiscal 2009, the Company recorded a total of approximately $5.8 million of inventory reserves and write-downs as a result of its realignment initiatives and changes in the Company’s product strategy. These charges were expensed to Cost of revenues in the Consolidated Statement of Operations.

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

6. Other Current Assets

Other current assets consist of the following (in thousands):

	June 27, 2009	June 28, 2008
Deferred tax assets, net	$6,399	$5,506
Prepaid taxes	619	249
Prepaid deposits	729	224
Other receivables	776	1,695
Value-added tax receivables	820	664
Other	2,221	1,876

Total	$11,564	$10,214

Prepaid deposits for the fiscal years ended June 27, 2009 and June 28, 2008, includes deposits to vendors of approximately $0.4 million and $0.2 million, respectively, for expenses to be incurred within Research and development. Fiscal 2009 also includes approximately $0.3 million for a deposit on a new license agreement for which the licensed technology will be placed into service in fiscal 2010.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 27, 2009	June 28, 2008
Land, building and improvements	$17,332	$17,306
Furniture, machinery and equipment	42,186	37,620
Computer software and hardware	21,097	20,465

	80,615	75,391
Less: Accumulated depreciation	(58,798)	(53,708)

Total	$21,817	$21,683

Depreciation expense for the fiscal years ended June 27, 2009, June 28, 2008, and June 30, 2007 was approximately $5.8 million, $5.7 million, and $5.2 million, respectively.

Amortization for assets under capital leases is included in depreciation expense above. The net carrying value of assets under capital leases is approximately $0.3 million and $0.6 million at June 27, 2009 and June 28, 2008, respectively.

8. Goodwill, Intangible Assets, net, and Other Non-Current Assets

Goodwill and Other non-current assets consist of the following (in thousands):

	June 27, 2009	June 28, 2008
Goodwill	$—	$105,771

Intangible assets, net	$502	$972

Other Non-Current Assets:
Deferred tax assets, net	$7,803	$9,186
Deferred financing costs on convertible note	986	1,920
Other	756	856

Total	$9,545	$11,962

Goodwill

The Company completed the acquisition of its two complementary protocol businesses, CATC, on October 29, 2004, and Catalyst, on October 2, 2006. These acquisitions were completed because of their strategic fit with the Company’s existing business and because they were of such a nature and size as to establish new products for growth of the Company. Each of the acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements.

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

Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The determination as to whether a write-down of goodwill is necessary, and the amount of the impairment charge, involves significant judgment around the assumptions used to determine the impairment charge.

Fiscal 2008

In fiscal 2008, as a result of the decline in the Company’s stock price since June 30, 2007, which affected the Company’s market capitalization, the Company updated its goodwill impairment test as of September 29, 2007, December 29, 2007, and March 29, 2008 respectively, to identify whether a potential impairment of the Company’s recorded goodwill existed. For the first quarter ended September 29, 2007, the Company’s market capitalization, without regard to a control premium, exceeded its carrying value. For the second quarter testing as of December 29, 2007, the fair value of the Company’s reporting unit was determined to be $142.8 million, using a 30% control premium, which exceeded the carrying amount by $25.6 million, or 21%. For the third quarter testing as of March 29, 2008, the fair value of the Company’s reporting unit was determined to be $137.8 million, using a 30% control premium, which exceeded the carrying amount by $18.5 million, or 15.5%. For the fourth quarter testing as of May 31, 2008, the fair value of the Company’s reporting unit was determined to be $138.0 million, using a 30% control premium, which exceeded the carrying amount by $19.8 million, or 16.7%.

A 30% control premium was utilized in the Company’s second quarter, third quarter and annual goodwill impairment testing. This control premium was not a standard amount based on broad assumptions; rather, the amount was based on detailed analysis that considered appropriate industry, market, economic and other pertinent factors, including, indications of such premiums from data on recent acquisition transactions. The control premium is reviewed, taking into consideration current industry, market and economic conditions along with other factors or available information specific to the Company’s business.

The Company determined that there was no impairment to the recorded goodwill balances in fiscal 2008. The Company did, however, during the fourth quarter of fiscal 2007, reduce the goodwill by approximately $0.1 million as a result of a reversal of a pre-acquisition tax contingency reserve. Additionally, upon adoption of FIN 48 on July 1, 2007, some accruals for uncertain tax positions related to the acquisition of CATC were reduced, resulting in a decrease to goodwill of approximately $0.1 million.

Fiscal 2009

In the first quarter of fiscal 2009, the Company updated its goodwill impairment test as of September 27, 2008, and determined that the fair value of the Company’s reporting unit was approximately $138.3 million, using a 30% control premium, which exceeded the carrying amount by approximately $18.9 million, or 16%. In the second quarter of fiscal 2009, as a result of the deterioration in the economic environment and sustained decline in the Company’s stock price, which affected the Company’s market capitalization, the Company updated the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired. The Company performed the second step of the goodwill impairment test which calculated the implied fair value of the goodwill by allocating the fair value of the Company determined in the first step to all assets and liabilities other than goodwill, including both recognized and unrecognized intangible assets, and compared the residual amount to the carrying amount of goodwill in order to determine the amount of the goodwill impairment. In the second quarter of fiscal 2009, the Company recorded approximately $105.8 million of goodwill impairment, reducing the carrying value of Goodwill to zero.

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets as of the dates indicated (in thousands):

	Original Weighted Average Lives	June 27, 2009	June 28, 2008
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(8,147)	(7,729)

Net carrying amount		$149	$567

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,239)	(1,187)

Net carrying amount		$353	$405

Total Net carrying amount	3.4 years	502	972

Purchased intangibles acquired in the Catalyst acquisition totaled $2.2 million of which $1.5 million related to amortizable intangible assets with finite lives. All intangible assets related to the Catalyst acquisition were completely amortized at June 28, 2008.

In the fourth quarter of fiscal 2008, the Catalyst trade name, which had been established as an indefinite-lived intangible asset, failed the annual impairment test due to a change in the Company’s product strategy and, accordingly, the Company took an approximate $0.7 million non-cash charge to SG&A expense for the impairment.

In the fourth quarter of fiscal 2007, the Company realigned its product strategy and cancelled certain engineering programs. The cancellation of these programs resulted in a non-cash impairment charge of an intangible asset of approximately $0.3 million which was recorded in Cost of revenues in the Consolidated Statement of Operations.

Amortization expense for those intangible assets with finite lives was approximately $0.5 million, $1.4 million, and $3.0 million for fiscal 2009, 2008 and 2007, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis to be approximately $0.1 million per year for fiscal 2010 through 2014.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 27, 2009	June 28, 2008
Compensation and benefits, including severance	$6,479	$7,573
Income taxes	135	114
Warranty	905	1,313
Deferred revenue, current portion(a)	1,366	1,421
Accrued interest on debt	447	598
Retained liabilities from discontinued operations	160	160
Convertible notes(b)	—	5,500
Capital leases	253	234
Professional fees	896	680
Other current liabilities	2,342	1,608

Total	$12,983	$19,201

(a)	The long term portion of Deferred revenues is approximately $0.7 million and $0.8 million for the periods ended June 27, 2009 and June 28, 2008, respectively, and are classified within Deferred revenues and other non-current liabilities of the Consolidated Balance Sheet.

(b)	This represents an estimate of the amount of convertible notes that the Company intends to repurchase in the next twelve months, using current assets, based on current market conditions and estimations of the Company’s future profitability and liquidity requirements.

10. Warranties and Guarantees

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability during the years ended June 27, 2009, June 28, 2008 and June 30, 2007 (in thousands):

	June 27, 2009	June 28, 2008	June 30, 2007
Balance at beginning of year	$1,313	$1,190	$1,005
Warranty liability assumed in business acquisition	—	—	150
Accruals for warranties issued during the year	538	931	850
Warranty costs incurred during the year	(754)	(808)	(815)
Change in accrual estimate	(192)	—	—

Balance at end of year	$905	$1,313	$1,190

In fiscal 2009, management revisited labor and cost estimates utilized in its existing warranty model as part of its quarterly review process, and in light of the Company’s restructuring initiatives, and determined that the actual labor rates and cost estimates to repair the warranty units were lower than previously estimated. These changes in estimates reduced the accrual required by approximately $0.2 million.

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

11. Income Taxes

The income tax benefit (provision) consists of the following (in thousands):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Current:
U.S. federal	$1,277	$147	$(3)
U.S. state and local	(230)	(263)	(118)
Foreign	(314)	(584)	(339)

Subtotal current	733	(700)	(460)
Deferred:
U.S. federal	(335)	619	3,797
U.S. state and local	(54)	198	(782)
Foreign	(152)	(173)	(324)

Subtotal deferred	(541)	644	2,691

Total	$192	$(56)	$2,231

The loss before taxes for U.S. domestic operations was $107.0 million, $1.9 million, and $16.4 million for the years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively. Income before taxes for foreign operations was $0.2 million, $3.7 million, and $0.9 million for the years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

The reconciliations between the income tax benefit (provision) at the U.S. federal statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Benefit (provision) at U.S. federal statutory rate	$37,393	$(619)	$5,403
Impairment of goodwill	(35,372)	—	—
Graduated U.S. federal rate reduction	(1,068)	18	(154)
Non-deductible purchased in-process research technology	—	—	(1,400)
Adjustment of net deferred tax assets	—	—	(100)
State income taxes, net of federal benefit	(188)	40	384
(Increase) decrease in valuation allowance	(205)	18	(1,397)
Non-deductible share-based compensation	(816)	(825)	(695)
Tax credits	499	1,200	—
Difference between U.S. and foreign rates	69	247	166
Other, net	(120)	(135)	24

Income tax benefit (provision)	$192	$(56)	$2,231

Significant components of the Company’s net deferred tax assets as of June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27, 2009	June 28, 2008
Deferred tax assets:
U.S. net operating loss carryforwards	$3,132	$1,400
Acquired U.S. net operating loss carryforwards	1,902	1,902
Foreign net operating loss carryforwards	295	185
Tax credit carryforwards	3,502	3,479
Inventory reserves	2,281	1,903
Deferred revenue	342	320
Share-based compensation	1,345	1,804
Accrued compensation/benefits	729	450
Deferred research expenses	4,441	6,695
Intangible assets	404	—
Other	1,312	2,343

Deferred tax assets before valuation allowance	19,685	20,481
Valuation allowance	(1,940)	(1,735)

Deferred tax assets after valuation allowance	17,745	18,746

Deferred tax liabilities:
Unrepatriated foreign earnings	(1,622)	(1,622)
Depreciation and amortization	(1,555)	(2,064)
Other	(695)	(691)

Deferred tax liabilities	(3,872)	(4,377)

Net deferred tax assets	$13,873	$14,369

At June 27, 2009 and June 28, 2008, $6.4 million and $5.5 million, respectively, of the Company’s net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, $7.8 million and $9.2 million, respectively, were included in Other non–current assets, and $0.3 million of deferred tax liabilities were included in Accrued expenses and other current liabilities in fiscal 2009 and 2008.

A valuation allowance of approximately $1.9 million and $1.7 million existed as of June 27, 2009 and June 28, 2008, respectively, for certain tax credit carryforwards, capital loss carryforwards and foreign deferred tax assets due to the uncertainty surrounding the utilization of these deferred tax assets. During the year ended June 27, 2009, the valuation allowance increased by approximately $0.2 million. The increase was mainly due to an increase in foreign net operating loss carryforwards and uncertainty surrounding the utilization of such carryforwards. During the year ended June 30, 2008, the valuation allowance increased by approximately $0.1 million. The increase was due to an increase in state investment tax credit carryforwards, which remain uncertain in their utilization, changes in gross deferred tax assets due to the adoption of FIN 48 on July 1, 2007, partially offset by decreases in the valuation allowance due to the utilization of foreign net operating loss carryforwards, and changes surrounding the utilization of such foreign deferred tax assets. Management believes that it is more likely than not that the Company will realize the benefits of the Company’s net deductible temporary differences, net of the valuation allowance.

The Company is required to recognize a valuation allowance for all or a portion of its deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will not be realized. Management assesses the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. The Company assessed both its positive and negative evidence to determine the proper amount of its required valuation allowance. The recognition of a valuation allowance for deferred tax assets is based on the assessment of whether it is more likely than not that the Company will be able to realize its deferred tax assets within statutory carryforward periods.

The factors that the Company considered in assessing the likelihood of realization of the deferred tax assets include: the Company’s past operating results; the nature and existence of cumulative losses in recent years, which were principally due to a non-recurring goodwill impairment charge in fiscal 2009, as well as acquisition and business realignment charges; the forecast of future taxable income; the reversal of taxable temporary differences; excess of appreciated asset value over the basis of net assets; the duration of statutory carryforward periods of net operating losses and tax credits; the Company’s positive experience with U.S. net operating loss carryforwards not expiring unused; and available tax planning strategies that could be implemented to realize a portion of the deferred tax assets. As a result of the review of the quantitative and qualitative information, the Company concluded that sufficient positive evidence outweighs the negative evidence from recent losses to determine that it is more likely than not the Company will realize its remaining deferred tax assets not already subject to a valuation allowance. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to the Company’s financial position, and results of operations.

At June 27, 2009, the Company’s net U.S. domestic deferred tax assets amounted to approximately $15.7 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.5 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. domestic deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

The Company based its forecast of future taxable income on actual revenues achieved and expenses incurred in the fourth quarter of fiscal 2009 following business realignment activities, excluding any future growth in revenues attributable to an economic recovery. Unexpected decreases in revenues below levels achieved in fiscal 2009, or an inability to sustain cost reductions achieved, or unanticipated future business realignment or other charges would adversely affect the forecast of future taxable income and may result in the need for an additional valuation allowance which could be material. At June 27, 2009, the Company requires approximately $40 million in cumulative future taxable income to be generated at various times in the future to realize the net U.S. domestic deferred tax assets. Based upon the Company’s forecast of future taxable income, the U.S. domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration. If required, the Company also has prudent and feasible tax planning strategies that may be used to prevent net operating loss carryforwards and tax credit carryforwards from expiring unused and prolong their lives.

Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. In a previous fiscal year, however, the Company determined that it would repatriate approximately $7.0 million in future periods from its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and provided for that amount in the Consolidated Balance Sheet. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was approximately $10.9 million and $7.7 million at June 27, 2009 and June 28, 2008, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

At June 27, 2009, the Company had self-generated federal and state net operating loss carryforwards of approximately $10.3 million and acquired net operating loss carryforwards of approximately $5.3 million available to offset future taxable income. The carryforwards begin to expire at various dates starting in 2022 through 2029. Self-generated Foreign tax net operating loss carryforwards of approximately $0.9 million at June 27, 2009 are available to offset future taxable income of certain foreign subsidiaries. Approximately $0.5 million of these foreign net operating loss carryforwards begin to expire in 2014, approximately $0.2 million begins to expire in 2015, and approximately $0.2 million of these foreign net operating loss carryforwards do not have an expiration period. As of June 27, 2009, the Company has approximately $1.4 million of self-generated foreign tax credit carryforwards, $3.8 million of self-generated state tax credit carryforwards, approximately $1.2 million of acquired state tax credit carryforwards, approximately $4.8 million of self-generated federal general business tax credit carryforwards, and approximately $0.9 million of acquired federal general business tax credit carryforwards. The foreign, state and federal tax credits expire at various dates between fiscal 2010 and 2029.

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

	Balance at June 30, 2007	FIN 48 Adjustment	Balance at July 1, 2007
Goodwill	$105,885	$(114)	$105,771
Other non-current assets	14,453	1,057	15,510
Accrued expenses and other current liabilities	15,527	(1,968)	13,559
Deferred revenues and other non-current liabilities	1,246	2,853	4,099
Retained earnings	2,486	58	2,544

The Company operates in multiple taxing jurisdictions, both within and outside the United States. At June 27, 2009 and June 28, 2008, the total amount of unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.8 million and $10.4 million, respectively, of which all would impact the effective tax rate if recognized. As of June 27, 2009, the Company has approximately $10.8 million of unrecognized tax benefits, of which, approximately $2.0 million are reflected as a non-current liability and approximately $8.8 million are reflected as a reduction of gross deferred tax assets.

The Company believes it is reasonably possible that approximately $0.5 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. For federal and foreign income tax purposes, the fiscal 2006 through 2009 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2005 through 2009 tax years remain open for examination by the tax authorities.

A reconciliation of the unrecognized tax benefits for the years ended June 27, 2009 and June 28, 2008 as follows (in thousands):

	June 27, 2009	June 28, 2008
Beginning balance	$10,409	$10,075
Additions for current year tax positions	236	379
Additions for prior year tax positions	393	272
Reduction of tax related to expiration of statute of limitations	(222)	(347)
Reduction of interest related to expiration of statute of limitations	(33)	(8)
Additional interest	19	38

Ending balance	$10,802	$10,409

In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the income tax expense line of our Consolidated Statement of Operations. The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. For the years ended June 27, 2009 and June 28, 2008, we recognized approximately $19,000 and $38,000, respectively, for interest expense related to uncertain tax positions. As of June 27, 2009 and June 28, 2008, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $73,000 and $87,000, respectively. We made no accrual for penalties related to income tax positions.

12. Debt and Capital Leases

Credit Agreement

On March 30, 2007, the Company entered into a $40.0 million senior, secured, four-year credit agreement with the lenders listed therein and Manufacturers and Traders Trust Company (“M&T Bank”), as administrative agent for such lenders (the “New Credit Agreement”), which replaced LeCroy’s existing credit facility (Prior Credit Agreement) that was entered into on October 29, 2004 and subsequently amended. The terms of the New Credit Agreement provided LeCroy with a $40.0 million revolving credit facility (“Revolver”), which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the domestic assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries. On March 30, 2007, the Company borrowed $9.4 million under the New Credit Agreement which was used to pay the outstanding balance under LeCroy’s Prior Credit Agreement and for general corporate purposes, including the financing of working capital requirements and capital expenditures. Additionally, the termination of the Prior Credit Agreement resulted in a $1.0 million write-off of bank deferred financing fees in fiscal 2007.

The Company had $17.5 million and zero outstanding borrowings against the Revolver as of June 27, 2009 and June 28, 2008, respectively. The Company did not have any borrowings against the letter of credit subfacility or the swingline loan subfacility as of June 27, 2009 and June 28, 2008.

Effective as of April 26, 2007, LeCroy, in accordance with New Credit Agreement, entered into a First Modification and Lender Joinder Agreement (“Joinder Agreement”). This Joinder Agreement increased the Company’s credit limit to $50.0 million and added Capital One Bank (formerly North Fork Bank) to the New Credit Agreement. On May 7, 2008, the Company entered into a Second Modification Agreement to modify certain financial and negative covenants of its New Credit Agreement and on May 4, 2009 the Company entered into a Third Modification Agreement to further modify certain financial and negative covenants, as well as effective interest rates, of its New Credit Agreement.

Borrowings under the New Credit Agreement, bear interest at variable rates, based upon LeCroy’s senior leverage ratio, equal to, at the Company’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, or (c) one-month London Interbank Offering Rate (“LIBOR”) as defined in the New Credit Agreement, plus an applicable margin of between 1.75% and 2.75%, or (2) LIBOR plus an applicable margin of between 2.75% and 3.75%. The New Credit Agreement provides for a LIBOR floor of 1.50% and requires the Company to pay commitment fees on unused revolver borrowings during the term of the New Credit Agreement at rates between 0.25% and 0.5% dependent upon its senior leverage ratio.

The New Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; consolidations and mergers; investments, loans, advances, guarantees and acquisitions; sales of assets, subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course; sale and lease-back transactions; hedging agreements; and restricted payments, including repurchase of a portion of the convertible notes not to exceed $50.0 million of face value or $26.0 million of cash, dividends and stock repurchases. As of June 27, 2009, the Company had the ability to repurchase up to an additional $26.4 million face value, utilizing up to $12.9 million of cash.

The Company is required to comply with certain financial covenants, measured quarterly, including: a minimum interest coverage ratio; minimum total net worth, which includes deferred tax assets; maximum leverage ratio; minimum fixed charge coverage ratio; and limitations on capital expenditures. As of June 27, 2009, the Company was in compliance with its financial covenants under the New Credit Agreement.

The New Credit Agreement will expire on July 15, 2011, unless, in the absence of any default, extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

The Company incurred approximately $0.2 million of financing costs in connection with entering into the Third Modification Agreement. Total financing costs in connection with the New Credit Agreement were approximately $0.8 million, which were deferred and are being amortized, on a straight line basis, over the term of the New Credit Agreement. At June 27, 2009, approximately $0.2 million of deferred financing costs were included in Other current assets, and approximately $0.2 million were included in Other non-current assets on the Consolidated Balance Sheets.

Prior Credit Agreement

On October 29, 2004, the Company entered into a $75.0 million senior, secured, five-year credit agreement with the lenders listed therein and JP Morgan Chase Bank, N.A., successor to The Bank of New York, as administrative agent for such lenders (the “Prior Credit Agreement”). The terms of the Prior Credit Agreement, as amended thereafter, provided the Company with a $50.0 million term loan and a $50.0 million revolving credit facility, which included a $1.0 million swing-line loan sub-facility and a $1.0 million letter of credit sub-facility. Borrowings under the Prior Credit Agreement, reflected interest at variable rates equal to, at the Company’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus an applicable margin of between 0.00% and 1.50% based on the Company’s leverage ratio, as defined in the Prior Credit Agreement, or (2) LIBOR plus an applicable margin of between 1.25% and 2.75% based on the Company’s leverage ratio. In addition, the Company was required to pay commitment fees on unused revolver borrowings during the term of the Prior Credit Agreement at rates between 0.375% and 0.5% dependent upon its leverage ratio.

Convertible Debt

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations of the Company and rank: (i) subordinate in right of payment to all of the Company’s existing and future secured indebtedness; (ii) equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of the Company’s existing and future subordinated indebtedness, except that the Notes ranked equally with the $3.5 million note issued in connection with the Catalyst acquisition, which was subordinated to the Company’s New and Prior Credit Agreements. In connection with the issuance and sale of the Notes, the Company entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. The Company may, from time to time, at its option repurchase the Notes in the open market. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes, equal to an initial conversion price of approximately $14.55 per share, subject to adjustment as described in the indenture. Upon conversion, the Company will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value, as defined in the indenture and, to the extent that the conversion value exceeds $1,000, at the Company’s election, cash or shares of Company common stock in respect of the remainder. Prior to September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at their option, only under limited circumstances described in the indenture. On or after September 15, 2026, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion price, at the Company’s option, at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion of each $1,000 principal amount of the notes, the holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as described in the indenture; if the conversion value exceeds $1,000 on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or combination of each with a value equal to such excess.

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” and related issues, at the date of issuance of the Notes and determined that the conversion feature would be equity-classified if it were a stand-alone instrument, and, therefore, it did not need to be accounted for separately from the Notes.

If the Company undergoes a “change in control”, as defined in the indenture, holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

In connection with the sale of its Notes, the Company also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement, which has been declared effective by the Securities and Exchange Commission, covering resales by holders of the Notes and any common stock issuable upon conversion of such Notes, subject to certain conditions specified in the Registration Rights Agreement. The Company agreed to use its commercially reasonable efforts to keep the registration statement effective until the earliest of the following has occurred: (i) all securities covered by the registration statement have been sold pursuant to the registration statement or Rule 144 under the Securities Act; (ii) the holders of the Notes and the shares of the Company’s common stock issuable upon conversion of the Notes that are not affiliates are able to sell all such securities immediately pursuant to Rule 144(k) under the Securities Act; (iii) the date when all of the Notes and shares of common stock issuable upon conversion have ceased to be outstanding; and (iv) October 12, 2008. No amounts are owed, nor have any been recorded for failure to maintain the effectiveness of the registration statement.

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

During fiscal 2009, the Company repurchased approximately $19.1 million of the outstanding convertible notes, leaving a balance of approximately $48.4 million at June 27, 2009 included in Convertible notes on the Consolidated Balance Sheet. As of June 27, 2009, the market value of the Notes was approximately $27.7 million. The difference between the net carrying amount and the repayment of the debt along with the write-off of unamortized fees resulted in an approximate $9.6 million gain on extinguishment of convertible debt in the Consolidated Statement of Operations for the year ended June 27, 2009, which is reflected in the Consolidated Statement of Operations. As of June 27, 2009, approximately $1.0 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

During fiscal 2008, the Company repurchased $4.5 million of the outstanding Notes, leaving a balance of $67.5 million at June 28, 2008. At June 28, 2008 it was the Company’s intent to repurchase approximately $5.5 million of the outstanding notes during fiscal 2009 using current assets, based on current market conditions and estimations of the Company’s future profitability and positive cash flows. As such, $5.5 million related to the Notes was included in Accrued expenses and other current liabilities and $62.0 million was included in Convertible notes on the Consolidated Balance Sheet. As of June 28, 2008, the market value of the Notes was approximately $60.8 million. The difference between the net carrying amount and the repayment of the debt along with the write-off of unamortized fees resulted in an approximate $0.3 million gain on extinguishment of convertible debt, net of issuance cost write-off in the Consolidated Statement of Operations for the year ended June 28, 2008. At June 28, 2008, approximately $1.9 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

Foreign Credit Facilities

The Company maintains certain short-term foreign credit facilities. There was a Japanese facility totaling 50.0 million yen that was cancelled in the third quarter of fiscal 2009. No amounts were outstanding under this facility as of the time of cancellation and as of June 28, 2008. The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs or approximately $0.9 million as of June 27, 2009. As of June 27, 2009 and June 28, 2008, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

Capital Lease Agreements

During fiscal 2005, the Company entered into vendor supplied capital lease agreements for technology rights of approximately $1.3 million. These leases bore interest at 4.5% to 4.88% and were fully paid by the first quarter of fiscal 2008.

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. At June 27, 2009, the Company’s outstanding balance under this agreement was approximately $0.3 million, approximately $0.2 million was included in Accrued expenses and other current liabilities and approximately $0.1 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Future minimum lease payments required during fiscal years 2010 and 2011 are approximately $0.2 million and $0.1 million, respectively.

13. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended June 27, 2009, June 28, 2008, and June 30, 2007 is approximately $2.8 million, $4.7 million, and $5.2 million, respectively.

Approximately $0.1 million, less than $0.1 million and zero of compensation cost was capitalized in inventory for the year ended June 27, 2009, June 28, 2008, and June 30, 2007, respectively.

Method of Accounting

The Company accounts for share-based compensation in accordance with SFAS 123R, which requires that the costs resulting from all share-based payment transactions be recognized at their fair values in the financial statements. On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provided an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. During the second quarter of fiscal 2007, the Company made the election to use the alternative method, however, the alternative method did not have an impact on the Company’s results of operations or financial condition due to the Company’s net operating loss position. For the years ended June 27, 2009, June 28, 2008, and June 30, 2007, there were no excess tax benefits recognized resulting from share-based compensation cost.

Company Stock-Based Plans

The Company maintains share-based payment arrangements under the following plans: (i) the Amended and Restated 1993 Stock Incentive Plan (“1993 Plan”), (ii) the Amended and Restated 1995 Employee Stock Purchase Plan (“ESPP”), (iii) the Amended and Restated 1998 Non-Employee Director Stock Plan (“1998 Plan”), (iv) the 2003 Stock Incentive Plan (“2003 Plan”), (v) the 2004 Employment Inducement Stock Plan (“2004 Plan”), (vi) the LeCroy Corporation (CATC) Special 2000 Stock Option Plan, (vii) the LeCroy Corporation (CATC) 2000 Stock Incentive Plan, (viii) the LeCroy Corporation (CATC) 1994 Stock Option Plan (items (vi), (vii) and (viii) collectively the “LeCroy (CATC) Plans”), (ix) the LeCroy Catalyst 2005 Stock Option Plan, (x) the 2008 Stock Incentive Plan (“2008 Plan”), and (xi) the 2007 Stock Appreciation Right Plan (the “SAR Plan”). The Company has a policy of issuing new shares of its common stock to satisfy share option exercises.

Shares available for grant under all Company stock-based plans were 1,668,345 and 495,660 at June 27, 2009 and June 28, 2008, respectively. These amounts include 93,230 and 285,680 shares at June 27, 2009 and June 28, 2008, respectively, under the ESPP Plan.

The 1993 Plan expired on January 4, 2003. All options outstanding under the 1993 Plan at the time of its expiration will continue in full force and effect in accordance with their terms. The lives of the options are generally ten years from the date of grant.

In October 1998, the Board of Directors and stockholders terminated the 1995 Non-Employee Director Stock Option Plan (“1995 Plan”) and adopted the 1998 Plan. Pursuant to the 1998 Plan, each non-employee director receives upon initial election to the Board of Directors either a stock option grant of 15,000 shares to vest ratably over 36 months, or a restricted stock award of 10,000 shares of common stock, subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. In fiscal 2009, the Compensation Committee of the Board of Directors revised the Board compensation such that each non-employee director will receive annually, at their election, an immediately vested restricted stock award and/or an immediately vested stock option award (using the Black Scholes valuation technique) equal to $85,000, based on the closing price of the Company’s stock on the Annual Shareholder Meeting date, rounded up or down to the nearest hundred shares. The compensation was effective for equity awards granted at the November 3, 2008 Annual Shareholder Meeting, which resulted in 32,000 immediately vested options and 57,073 of immediately vested restricted stock being granted to the non-employee directors. Additionally, each non-employee director receives upon initial election to the Board of Directors, either a stock option grant of 22,500 shares with an exercise price set as the date of the election, or 7,500 shares of restricted stock, as selected by the Board to vest over a three year period. As a result of a new board member being elected to the Board, the Company issued 7,500 shares of restricted stock in fiscal 2009. In fiscal 2008, the Compensation Committee of the Board of Directors revised the Board compensation such that each non-employee director will receive annually, an immediately vested restricted stock award equal to $95,000, based on the closing price of the Company’s common stock on the Annual Shareholder Meeting date, rounded up or down to the nearest hundred shares. The compensation was effective for equity awards granted at the October 31, 2007 Annual Shareholder Meeting, which resulted in 9,700 shares being granted to each non-employee director. Prior to fiscal 2008, each non-employee director received annually, a restricted stock award of 5,000 shares of common stock subject to such vesting and other conditions and restrictions as the Board may determine at its discretion. A total of 500,000 shares of common stock can be issued during the term of the 1998 Plan. The 1998 Plan expires on October 27, 2010.

The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The aggregate number of shares of common stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan is 1,560,167 shares. The 2003 Plan also allows for awards based on performance criteria. Such awards may then qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. In fiscal 2009, approximately 118,000 options have been granted under the 2003 Plan. There have been no performance-based awards granted under the 2003 Plan. The 2003 Plan expires on October 29, 2013.

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

The 2008 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The purchase price of any option granted under the 2008 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The aggregate number of shares of common stock that may be issued or transferred pursuant to options or restricted stock awards under the 2008 Plan is 2,800,000 shares. The 2008 Plan also allows for awards based on performance criteria which awards may then qualify as “performance- based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2008 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. In fiscal 2009, approximately 1,397,000 options have been granted under the 2008 Plan. There have been no performance-based awards granted under the 2008 Plan. The 2008 Plan expires on September 22, 2015.

Stock Options

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company analyzes its historical forfeiture rate, the remaining lives of unvested options and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a 5-year U.S. Treasury note in effect on the date of the grant or such other period that most closely equals the expected term of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the fiscal years ended June 27, 2009, June 28, 2008, and June 30, 2007 (including Catalyst assumed options in fiscal 2007):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Expected holding period (years)	5.0	5.0	3.7
Risk-free interest rate	1.97% - 3.23%	2.67% - 4.57%	4.46% - 4.91%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.1% - 56.6%	42.8% - 48.6%	32.0% - 54.2%
Weighted average fair value of options granted	$1.53	$3.69	$10.66

Changes in the Company’s stock options for the fiscal year ended June 27, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	1,498,070	$13.46
Granted	1,547,900	3.25
Exercised	(10,488)	1.87
Expired	(515,874)	12.98
Forfeited	(93,214)	4.21

Outstanding at June 27, 2009	2,426,394	$7.45	5.33	$987

Vested and expected to vest at June 27, 2009	2,292,288	$6.47	4.92	$945
Exercisable at June 27, 2009	912,650	$13.84	3.13	$79

The total intrinsic value of stock options exercised during each of the years ended June 27, 2009, June 28, 2008, and June 30, 2007 was approximately $0.1 million, $0.3 million, and $0.5 million, respectively.

As of June 27, 2009, there was approximately $2.2 million, of unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

In fiscal 2009, there were 32,000 immediately vested options granted as part of the annual grant to non-employee directors. The remaining shares issued to employees had vesting periods ranging from two to four years.

Non-Vested Stock

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

The following table summarizes transactions related to non-vested stock for the fiscal year ended June 27, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 28, 2008	496,504	$12.24
Granted	65,361	$4.83
Vested	(285,434)	$12.28
Forfeited	(24,647)	$10.33

Non-vested stock at June 27, 2009	251,784	$10.47

Non-vested stock is included in the issued and outstanding share numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

In fiscal 2009, 57,073 immediately vested shares were granted to non-employee directors as part of the annual grant to non-employee directors, and 7,500 shares were granted to a new board member, which vest over a 3 year period. The remaining shares were issued to an employee with a vesting period of two years from the date of grant.

As of June 27, 2009, there was approximately $1.9 million of unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. Payment for the ESPP is a fixed amount, set at the beginning of the period, made through payroll withholding over the enrollment period of six months. The number of shares the participant can acquire is variable based on the fixed amount withheld and the applicable fair value. SFAS No. 123R requires an ESPP with a purchase price discount of greater than 5% and a look-back option to be compensatory. The Company accounts for the ESPP in accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The fair value of the “put” and “call” features of the estimated shares to be purchased are estimated at the beginning of the purchase period using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical six-month volatility of the Company’s stock. The expected holding period is equal to the six-month enrollment period. The risk-free interest rate is based on the interest rate of a six-month U.S. Treasury note in effect on the first day of the enrollment period. The fair value of the shares is liability classified until the end of the six-month period at which time the amount is then equity classified. As of June 27, 2009 and June 28, 2008, there is less than $0.1 million of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The ESPP has reserved for issuance an aggregate of 1,060,000 shares of common stock and is set to expire on November 30, 2011. In fiscal 2009, 192,450 shares were issued under the ESPP.

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

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At June 27, 2009, there was approximately $2.9 million of unrecognized compensation cost (net of estimated forfeitures) related to SARs, which is expected to be recognized over a weighted average period of approximately 3.4 years.

The table below presents the assumptions used to remeasure the value of the SARs at June 27, 2009 and June 28, 2008:

	June 27, 2009	June 28, 2008
Expected holding period (years)	4.4	4.5
Risk-free interest rate	1.40% - 2.53%	3.14%
Dividend yield	0.0%	0.0%
Expected volatility	56.91% - 61.53%	40.36%
Weighted average fair value of SARs granted	$1.12	$3.79

The fair value of the SARs is liability classified because the awards are payable in cash. As of June 27, 2009 and June 28, 2008, there was approximately $0.7 million and $0.6 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Changes in the Company’s SAR Plan for the fiscal year ended June 27, 2009 are as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 28, 2008	712,000	$7.60
Granted	2,717,000	6.63
Exercised	—	—
Expired	(25,000)	7.60
Forfeited	(75,000)	7.60

Outstanding at June 27, 2009	3,329,000	$6.81	5.68	$—

Vested and expected to vest at June 27, 2009	3,329,000	$6.81	5.68	$—
Exercisable at June 27, 2009	153,000	$7.60	3.15	$—

14. Common Stock, Treasury Stock and Warrants to Purchase Common Stock

On May 25, 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. During fiscal 2009, 2008, and 2007, the Company purchased 105,692 shares, 297,523 shares and 896,000 shares, respectively, for a total consideration of approximately $0.7 million, $2.4 million and $10.5 million, respectively. During the year ended June 30, 2007, the Company retired 1.0 million shares of its treasury stock.

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

At July 1, 2006 the Company had outstanding warrants to purchase 28,571 shares of common stock at a purchase price of $17.50 per share. These warrants expired on August 15, 2006. No warrants were exercised during the fiscal year ended June 30, 2007 and there are no warrants outstanding as of June 28, 2008 and June 27, 2009.

15. Net (Loss) Income Per Common Share (EPS)

Basic net (loss) income per common share is net (loss) income divided by the weighted average of common shares outstanding during the period. Diluted net (loss) income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect of shares from the assumed exercise of dilutive stock options, convertible debt, if dilutive, and non-vested stock using the treasury stock method. The following is a presentation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations for the years ended June 27, 2009, June 28, 2008 and June 30, 2007 (in thousands):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Numerator:
Net (loss) income	$(106,650)	$1,712	$(13,207)

Denominator:
Weighted average shares outstanding:
Basic	12,003	11,749	11,702
Employee stock options and non-vested stock	—	258	—

Diluted	12,003	12,007	11,702

The computations of diluted EPS for the years ended June 27, 2009, June 28, 2008 and June 30, 2007 do not include approximately 1.9 million, 1.7 million and 2.6 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. For the years ended June 27, 2009, June 28, 2008 and June 30, 2007, the convertible notes had no impact on diluted EPS because the average share price during the fiscal years was below $14.55 per share, the initial conversion price, and accordingly, the convertible notes, if converted, would have required only cash at settlement.

16. Stockholder Rights Plan

On November 2, 1998, the Company’s Board of Directors declared a dividend distribution of one right in respect to each share of LeCroy’s common stock outstanding at the record date, November 18, 1998. The rights had been traded together with the common stock and were not exercisable or separately tradable. The rights were exercisable if a person or group acquired 15% or more of the Company’s common stock or announced a tender offer. Right holders, other than the acquiring person or group, were then entitled to purchase an amount of the Company’s common stock at a 50% discount to the share price at that time. The number of shares of common stock that a right holder was entitled to purchase was based on the exercise price. Under certain circumstances, the right entitled the stockholder to buy shares in an acquiring entity at a discount.

The Board of Directors could have redeemed the rights at a price of $0.001 per right up until 10 days following a public announcement that any person or group had acquired 15% or more of LeCroy’s common stock. These rights have expired on November 2, 2008, and no new plan has been implemented as of June 27, 2009. The rights plan had no impact on the financial position or results of operations of the Company.

17. Employee Benefit Plans

The Company has a discretionary employee 401(k) savings plan. It is a trusted, employee 401(k) savings plan for eligible U.S. employees under which the Company contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee’s eligible compensation, as defined. Effective in the third quarter of fiscal 2009, as a result of the weakening economic conditions, the Company temporarily suspended its 401(k) contribution matching program in an effort to reduce costs. The Company will review its decision to reinstate the 401(k) match when economic conditions improve. For fiscal 2009, 2008 and 2007, the Company expensed approximately $0.3 million, $0.5 million and $0.5 million, respectively, in matching contributions to this plan.

The Company’s subsidiary in Switzerland maintains a defined contribution plan, which requires employee contributions based upon a percentage of the employee’s earnings, as defined, currently ranging from 4.6% to 8.4%. The Company makes a matching contribution based also upon a percentage of the employee’s earnings, as defined, currently ranging from 5.4% to 9.6%. For fiscal 2009, 2008 and 2007, the Company has expensed approximately $0.4 million, $0.5 million, and $0.5 million, respectively, in matching contributions to this plan.

18. Segment Reporting and Geographic Information

The Company operates in a single-reportable segment in the Test and measurement market, in which it develops, manufactures sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. These products are used by design engineers and researchers to measure and analyze complex electronic signals in order to develop high performance systems, to validate electronic designs and to improve time to market. Revenue from the sale of the Company’s products, which are similar in nature, is reflected as Test and measurement products revenue in the Consolidated Statements of Operations.

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	June 27, 2009	June 28, 2008	June 30, 2007
Americas	$39,911	$52,883	$50,891
Europe/Middle East	54,193	57,982	51,899
Japan	11,035	12,125	16,929
Asia/Pacific	28,828	37,496	31,581

Total revenues	$133,967	$160,486	$151,300

Total assets by geographic area are as follows:

	June 27, 2009	June 28, 2008
Americas	$93,956	$207,572
Europe/Middle East	11,169	13,430
Japan	1,541	1,135
Asia/Pacific	3,371	4,849

Total assets	$110,037	$226,986

Total long-lived assets (1) by geographic area are as follows:

	June 27, 2009	June 28, 2008
Americas	$20,795	$20,218
Europe/Middle East	644	892
Japan	217	232
Asia/Pacific	161	341

Total long-lived assets	$21,817	$21,683

(1)	Long-lived assets presented in the table above include only Property, plant and equipment, net.

No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. Revenues attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2009, 2008 and 2007 include the United States of approximately $39.4 million, $48.4 million and $50.9 million, respectively, and Germany of approximately $20.4 million, $21.3 million, and $16.7 million, respectively.

19. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements (See Note 3 — Business Realignment, Restructuring Initiatives and Related Asset Impairments for additional information), supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations (See Note 12 — Debt and Capital Leases for additional information).

Operating Leases and Supplier Agreements

Operating leases covering plant, certain office facilities and equipment expire at various dates in the future. Future minimum annual lease payments required during fiscal years 2010, 2011, 2012, 2013, 2014 and thereafter, under non-cancelable operating leases having an original term of more than one year, are approximately $2.1 million, $1.5 million, $1.1 million, $0.9 million, $0.4 million, and $0.1 million, respectively. Aggregate rental expense on non-cancelable operating leases for the fiscal years ended 2009, 2008 and 2007 was approximately $2.6 million, $2.7 million and $2.6 million, respectively.

As of June 27, 2009, the Company is committed to purchase approximately $0.7 million of inventory from suppliers.

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

In May 1999, LeCroy, Digitech and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. That insurance policy names both LeCroy and Digitech as insured parties. The current owners of the Ridgefield Site also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site also agreed to hold both LeCroy and Digitech harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site. In August 2000, the Company closed the sale of the assets and business of its Vigilant Networks, Inc. subsidiary (“Vigilant”) and a portion of the assets and business of its Digitech subsidiary. The Company has accrued retained liabilities from discontinued operations of $0.2 million after the sale of the Vigilant business and the residual assets of Digitech, which amount is recorded in Accrued expenses and other current liabilities on the June 27, 2009 and June 28, 2008 Consolidated Balance Sheets.

Legal

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters pending that the Company expects to have a material adverse affect on its business, results of operations, financial position or cash flows.

20. Related Party Transactions

On July 19, 2005 the Compensation Committee of the Board of Directors approved a $0.3 million retention bonus to Mr. Reslewic. This retention bonus requires Mr. Reslewic to remain an employee for five years. If Mr. Reslewic terminates his employment earlier than five years, he will be required to repay the bonus in full. The retention bonus is being amortized over five years on a straight line basis as compensation expense. At June 27, 2009, approximately $0.1 million of the retention bonus remains in Other current assets and less than $0.1 million is included in Other non-current assets, on the Consolidated Balance Sheet.

In conjunction with the Catalyst acquisition, the Company issued a $3.5 million, 6% promissory note payable on January 2, 2008, to Nader Salehomoum, a former sole shareholder of Catalyst and former employee of the Company. In fiscal 2008, the note was fully repaid.

21. Derivative Instruments and Fair Value

The Company has or had the following derivative instruments:

Interest Rate Swap

As required by the terms of the Company’s Prior Credit Agreement (See Note 12 — Debt and Capital Leases for additional information), on January 27, 2005 the Company entered into a Master Agreement for an interest rate swap with M&T Bank, the purpose of which was to protect against rising interest rates during the term of the Prior Credit Agreement.

On October 16, 2006, in conjunction with the repayment of the term loan under the Prior Credit Agreement (See Note 12 — Debt and Capital Leases for additional information), the Company terminated its interest rate swap with M&T Bank. The net interest income earned on the swap was approximately $0.3 million for fiscal 2007 and is recognized in Interest expense in the Consolidated Statements of Operations.

Forward foreign exchange contracts

The Company is exposed to global market exchange rate risks and, as a result, enters into forward exchange contracts to manage financial exposures resulting from changes in foreign currency rates. These foreign currency forward exchange agreements are generally 30-day forward contracts, which are monitored and updated on a monthly basis, and used to reduce exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized currently in Other, net in the Consolidated Statement of Operations.

During fiscal 2009, 2008 and 2007, foreign currency gains and losses on these derivatives and on all transactions denominated in other than their functional currencies, were approximately a net gain of $0.3 million, a net loss of $0.6 million and a net loss of $0.3 million, respectively. The net gain resulting from the forward foreign exchange contracts for the fiscal year ended June 27, 2009 was approximately $0.3 million and is included in Other, net in the Consolidated Statement of Operations. At June 27, 2009, the U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, totaled approximately $17.5 million in notional amounts, including approximately $9.4 million in contracts to buy Swiss francs for US dollars, approximately $3.1 million in contracts to sell Euro for US dollars, and approximately $3.2 million in contracts to sell Euros for Swiss francs, with the remaining contracts totaling approximately $1.8 million covering a variety of other foreign currencies. At June 28, 2008, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, was approximately $16.3 million.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 27, 2009, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$142	—	$142	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$46	—	$46	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of approximately $0.1 million at June 27, 2009 as compared to net liability of almost zero at June 28, 2008.

22. Unaudited Quarterly Results of Operations

The Company has quarterly periods ending on the Saturday closest to the end of the calendar quarter, which comprise of 13 weeks in fiscal years 2009 and 2008. Summarized unaudited quarterly operating results for fiscal years 2009 and 2008 are as follows (in thousands, except per share data):

	Quarters Ended
	Fiscal Year 2009				Fiscal Year 2008
	June 27, 2009	Mar. 28, 2009	Dec. 27, 2008	Sept. 27, 2008	June 28, 2008	Mar. 29, 2008	Dec. 29, 2007	Sept. 29, 2007
Revenues
Test and measurement products(1)	$25,353	$24,725	$36,948	$38,430	$38,646	$37,761	$38,177	$36,493
Service and other(1)	1,860	2,198	2,159	2,294	2,013	2,793	2,396	2,207

Total revenues	27,213	26,923	39,107	40,724	40,659	40,554	40,573	38,700
Cost of revenue(1)	14,449	12,621	18,838	17,690	19,261	17,993	17,061	16,440

Gross profit	12,764	14,302	20,269	23,034	21,398	22,561	23,512	22,260
Selling, general and administrative expenses(1)	10,217	11,352	12,839	12,583	12,970	12,681	13,278	12,372
Research and development expenses(1)	6,054	8,185	8,809	7,803	8,699	8,371	7,914	7,591
Reimbursement from escrow account	—	—	—	—	—	(240)	—	—
Impairment of goodwill	—	—	105,771	—	—	—	—	—

Operating (loss) income	(3,507)	(5,235)	(107,150)	2,648	(271)	1,749	2,320	2,297
Other (expense) income, net	(281)	7,906	(883)	(340)	(774)	(1,031)	(1,227)	(1,295)

(Loss) income before income taxes	(3,788)	2,671	(108,033)	2,308	(1,045)	718	1,093	1,002
(Benefit) provision for income taxes	(391)	663	(1,237)	773	(235)	65	(112)	338

Net (loss) income	$(3,397)	$2,008	$(106,796)	$1,535	$(810)	$653	$1,205	$664

Net (loss) income per common share:
Basic	$(0.28)	$0.17	$(8.93)	$0.13	$(0.07)	$0.06	$0.10	$0.06
Diluted	$(0.28)	$0.17	$(8.93)	$0.13	$(0.07)	$0.05	$0.10	$0.06
Weighted average number of common shares:
Basic	12,131	12,037	11,962	11,881	11,717	11,763	11,785	11,730
Diluted	12,131	12,098	11,962	12,077	11,717	12,032	12,056	11,913

(1)	Certain reclassifications have been made to current year quarters and prior year quarters to conform to the June 27, 2009 quarter presentation.

23. Subsequent Events

Management has evaluated events and transactions subsequent to June 27, 2009 through September 14, 2009, which is the date the financial statements were issued and has determined that no additional disclosures are required.

Schedule II

LeCROY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Deductions/ Other	Balance at End of Period
Year ended June 30, 2007:
Net accounts receivable reserves(a)	458	576	(152)	882
Allowance for excess and obsolete inventory	1,629	1,823	(791)	2,661
Valuation allowance on deferred tax assets	258	1,443	(46)	1,655
Year ended June 28, 2008:
Net accounts receivable reserves(a)	882	(134)	(6)	742
Allowance for excess and obsolete inventory	2,661	2,418	(542)	4,537
Valuation allowance on deferred tax assets(b)	1,655	(18)	98	1,735
Year ended June 27, 2009:
Net accounts receivable reserves(a)	742	3	(53)	692
Allowance for excess and obsolete inventory	4,537	5,751	(4,464)	5,824
Valuation allowance on deferred tax assets	1,735	205	—	1,940

(a)	The change in balances includes uncollectible accounts receivable written-off and change in sales return estimates.

(b)	The change in balances (Deductions/Other) includes an increase in the deferred tax valuation allowance due to the adoption of FIN 48 as of July 1, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(b) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 27, 2009, the Company’s disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 27, 2009.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be contained in the section captioned “Structure of the Board of Directors” and “Compensation of Non-Named Executive Officer Directors” of the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders (“2009 Proxy Statement”), which is scheduled to be held November 18, 2009. Information regarding our Audit, Compensation, and Nominating/Governance Committees may be found under the caption “Structure of the Board of Directors” in our 2009 Proxy Statement. Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Those portions of the 2009 Proxy Statement are incorporated herein by reference. The discussion of our executive officers is included in Item 1, Part I of the 2009 Proxy Statement under “Executive Officers of the Registrant.”

The Company has adopted a code of ethics entitled “Revised Principles of Business Conduct Policy,” which applies to its officers, directors and employees. A copy is publicly available on our website at: www.lecroy.com/aboutlecroy/investorrelations/governance. This information is also available by writing to the Company address on the cover of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

A description of the compensation of our executive officers will be contained in the section captioned “Executive Officer Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement. Information about the compensation of our directors appears under “Director Compensation” and “Compensation Committee Report” of the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management”, “Executive Officer Compensation” and “Compensation Committee Report” of the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the principal accountant fees and services, as well as related pre-approval policies, will be contained in the section captioned “Independent Registered Public Accounting Firm Fees and Services” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1)	Financial Statements — See Index to Consolidated Financial Statements at Part II, Item 8, of this report.
(a) (2)	Financial Statement Schedules — See Index to Consolidated Financial Statements at Part II, Item 8, of this report (Schedule II).

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

(a) (3)	Exhibits

The following exhibits are incorporated by reference or are filed with this report, as indicated below:

Exhibit Number	Description	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of September 29, 2006, among the Registrant, 2006 Franklin Congress Corporation, Catalyst Enterprises, Inc., and Nader Salehomoum, filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant as of July 24, 1995, filed as Exhibit 3.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.

3.2	Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.

3.3	By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

3.4	Second Amendment to the By-Laws of Registrant, adopted on December 10, 2007, filed as Exhibit 3.01 to Form 8-K filed on December 11, 2007.

4.1	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.2	Registration Rights Agreement dated October 12, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.3	Indenture dated October 12, 2006, between LeCroy Corporation, as issuer, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

10.1	Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to
Form 8-K filed on November 2, 2004, incorporated herein by reference.

10.2	LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.3	Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

Exhibit Number	Description	Filed Herewith
10.4	LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.5	LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.6	LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 18, 1998.

10.7	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.8	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.9	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 26, 2003.*

10.10	Form of Restricted Stock Purchase Agreement, filed as Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference*

10.11	LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on September 26, 2003.

10.12	LeCroy Corporation’s 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.13	Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.14	Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15	Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.16	Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.17	Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.18	Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.19	Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.20	Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.21	Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.22	Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

Exhibit Number	Description	Filed Herewith
10.23	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement
No. 33-95620, incorporated herein by reference.*

10.24	Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.25	Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.26	Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.27	Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.28	Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.29	Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.30	Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit 10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.31	Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.32	Amendment No. 2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as
Exhibit 10.40 to Form 10-Q filed on May 10, 2006, incorporated herein by reference.

10.33	Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.36 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.34	Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.37 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.35	Amendment No. 5 to Credit Agreement, dated as of December 29, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on December 29, 2006, incorporated herein by reference.

10.36	Catalyst Enterprises, Inc. 2005 Stock Option Plan, filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

10.37	Amendments to Catalyst Enterprises, Inc. 2005 Stock Option Plan filed as Exhibit 10.2 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

Exhibit Number	Description	Filed Herewith
10.38	Credit Agreement, dated as of March 30, 2007, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on April 4, 2007, incorporated herein by reference.

10.39	First Modification and Lender Joinder Agreement, dated as of April 26, 2007, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.40	Assignment and Acceptance, dated as of April 26, 2007, between Manufacturers and Traders Trust Company and North Fork Bank, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.41	Stock Appreciation Right Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.42	Stock Appreciation Right Grant Agreement, filed as Exhibit 10.2 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.43	Second Modification Agreement, dated as of May 7, 2008, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 8, 2008, incorporated herein by reference.

10.44	LeCroy Corporation Amended and Restated 2007 Stock Appreciation Right Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.45	LeCroy Corporation 2008 Stock Incentive Plan, filed as Exhibit 10.47 to Form 10-Q filed on November 5, 2008, incorporated herein by reference.*

10.46	Third Modification Agreement, dated May 4, 2009, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 7, 2009, incorporated herein by reference.

14.1	Revised Code of Ethics-Principles of Business Conduct dated December 14, 2005, filed as Exhibit 14.1 to Form 10-K for the fiscal year ended July 1, 2006, incorporated herein by reference.

18.1	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm, filed as Exhibit 18.1 to Form 10-K for the fiscal year ended June 28, 2008, incorporated herein by reference.

18.2	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm, filed as Exhibit 18.2 to Form 10-Q for the fiscal quarter ended September 27, 2008, incorporated herein by reference.

21.1	Subsidiaries of LeCroy Corporation.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.	X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.	X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LeCroy CORPORATION

Date: September 14, 2009	By	/s/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer,
Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Chairman of the Board of Directors	September 14, 2009

/s/ THOMAS H. RESLEWIC Thomas H. Reslewic	President, Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2009

/s/ SEAN B. O’CONNOR Sean B. O’Connor	Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	September 14, 2009

/s/ ROBERT E. ANDERSON Robert E. Anderson	Director	September 14, 2009

/s/ ROBERT W. CHLEBEK Robert W. Chlebek	Director	September 14, 2009

/s/ WALTER O. LECROY, JR. Walter O. LeCroy, Jr.	Director	September 14, 2009

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Director	September 14, 2009

/s/ WILLIAM G. SCHEERER William G. Scheerer	Director	September 14, 2009