Form 10-Q
period 2009-10-03
LECROY CORP
filed 2009-11-13
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares of common stock outstanding as of November 11, 2009 was 12,592,297.

LeCROY CORPORATION

FORM 10-Q

LeCroy®, WaveLink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™, WaveAce® and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	October 3, 2009	June 27, 2009 As Adjusted (Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$9,328	$6,413
Accounts receivable, net of reserves of $614 and $692 at October 3, 2009 and June 27, 2009, respectively	22,373	25,209
Inventories, net	32,156	34,987
Other current assets	11,729	11,564

Total current assets	75,586	78,173

Property, plant and equipment, net	21,447	21,817
Intangible assets, net	479	502
Other non-current assets	8,076	7,186

Total assets	$105,588	$107,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,373	$14,169
Accrued expenses and other current liabilities	12,216	12,983

Total current liabilities	21,589	27,152

Long-term bank debt	20,000	17,500
Convertible notes, net of unamortized discount of $5,521 and $6,277, respectively	41,829	42,073
Deferred revenue and other non-current liabilities	4,128	3,635

Total liabilities	87,546	90,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of October 3, 2009 and June 27, 2009)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,901,294 issued at October 3, 2009 and 12,900,551 shares issued at June 27, 2009)	129	129
Additional paid-in capital	126,199	125,904
Accumulated other comprehensive income	2,773	1,862
Accumulated deficit	(107,961)	(107,479)
Treasury stock, at cost (403,215 shares at October 3, 2009 and June 27, 2009, respectively)	(3,098)	(3,098)

Total stockholders’ equity	18,042	17,318

Total liabilities and stockholders’ equity	$105,588	$107,678

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended
In thousands, except per share data	October 3, 2009 (14 weeks)	September 27, 2008 As Adjusted (Note 12) (13 weeks)
Revenues:
Test and measurement products	$25,807	$38,430
Service and other	2,194	2,294

Total revenues	28,001	40,724

Cost of revenues	12,334	17,690

Gross profit	15,667	23,034

Operating expenses:
Selling, general and administrative	8,903	12,583
Research and development	6,119	7,803

Total operating expenses	15,022	20,386

Operating income	645	2,648

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	364	292
Interest income	11	35
Interest expense	(788)	(854)
Amortization of debt discount on convertible notes	(605)	(751)
Other, net	(132)	256

Other expense, net	(1,150)	(1,022)

(Loss) income before income taxes	(505)	1,626
(Benefit) provision for income taxes	(23)	531

Net (loss) income	$(482)	$1,095

Net (loss) income per common share:
Basic	$(0.04)	$0.09
Diluted	$(0.04)	$0.09

Weighted average number of common shares:
Basic	12,265	11,881
Diluted	12,265	12,077

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
In thousands	October 3, 2009 (14 weeks)	September 27, 2008 As adjusted (Note 12) (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(482)	$1,095
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,342	1,552
Share-based compensation	893	877
Amortization of debt issuance costs	120	135
Amortization of debt discount on convertible notes	605	751
Deferred income taxes	(185)	(282)
Gain on extinguishment of convertible debt, net of issue cost write-off	(364)	(292)
Change in operating assets and liabilities:
Accounts receivable	3,592	(218)
Inventories	2,743	(2,859)
Other current and non-current assets	(867)	(512)
Accounts payable, accrued expenses and other liabilities	(4,596)	(806)

Net cash provided by (used in) operating activities	2,801	(559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(713)	(1,196)

Net cash used in investing activities	(713)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	2,500	2,500
Repurchase of convertible notes	(1,780)	(2,774)
Payments made on capital leases	(61)	(57)
Purchase of treasury shares	—	(127)

Net cash provided by (used in) financing activities	659	(458)

Effect of exchange rate changes on cash and cash equivalents	168	(316)

Net increase (decrease) in cash and cash equivalents	2,915	(2,529)
Cash and cash equivalents at beginning of the period	6,413	10,224

Cash and cash equivalents at end of the period	$9,328	$7,695

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$130	$41
Income taxes	139	280
Non-cash transactions:
Transfer of inventory into property, plant and equipment	151	292
Treasury stock purchased but unpaid	—	97

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation and Use of Estimates

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009. The accompanying Consolidated Balance Sheet as of June 27, 2009 has been derived from those audited Consolidated Financial Statements, as adjusted for the retrospective adoption of the Financial Accounting Standards Board (“FASB”) staff position related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which was adopted by the Company on June 28, 2009. See Note 12 “Debt and Capital Leases” for further details regarding the adoption.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements as well as the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, uncertain tax positions, valuation of deferred tax assets, valuation of long-lived assets, share-based compensation expense, estimation of warranty liabilities and the separation of the convertible notes between debt and equity. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year. Inter-company transactions and balances have been eliminated in consolidation.

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 is a fifty-three week year and, as a result, the first quarter of fiscal 2010 was a 14-week period compared with a 13-week period for the first quarter of fiscal 2009.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended October 3, 2009 and September 27, 2008 is approximately $0.9 million.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter ended October 3, 2009 and September 27, 2008:

	Quarter Ended October 3, 2009	Quarter Ended September 27, 2008
Expected holding period (years)	5.0	5.0
Risk-free interest rate	2.57%	3.23%
Dividend yield	0.0%	0.0%
Expected volatility	59.01%	41.12%
Weighted average fair value of option(s) granted	$2.03	$3.48

Changes in the Company’s stock options for the quarter ended October 3, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 27, 2009	2,426,394	$7.45

Granted	4,000	$3.89
Exercised	(3,351)	$0.45
Expired	(44,829)	$17.00
Forfeited	(11,535)	$2.49

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 3, 2009	2,370,679	$7.30	5.14	$1,154

Vested and expected to vest at October 3, 2009	2,252,244	$6.19	4.78	$1,115

Exercisable at October 3, 2009	875,770	$13.65	3.00	$83

The total intrinsic value of stock options exercised during the quarter ended October 3, 2009 and September 27, 2008 was nearly zero.

As of October 3, 2009, there was approximately $1.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 3.0 years. Less than $0.1 million of compensation cost was capitalized in inventory or any other assets for the quarters ended October 3, 2009 and September 27, 2008.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter ended October 3, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 27, 2009	251,784	$10.47

Granted	—	$—
Vested	(35,816)	$12.32
Forfeited	(2,608)	$11.53

Non-vested stock at October 3, 2009	213,360	$10.14

Non-vested stock is included in the issued numbers presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

As of October 3, 2009, there was approximately $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

Employee Stock Purchase Plan

As of October 3, 2009 and June 27, 2009, there was approximately $0.1 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At October 3, 2009, there was approximately $3.1 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted average period of approximately 3.1 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended October 3, 2009	Quarter Ended June 27, 2009
Weighted average expected holding period (years)	4.2	4.4
Risk-free interest rate	1.59% - 2.22%	1.40% - 2.53%
Dividend yield	0.0%	0.0%
Expected volatility	56.56% - 62.43%	56.91% - 61.53%
Weighted average fair value of SARs granted and outstanding	$1.32	$1.12

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The fair value of the SARs is liability classified because the awards are payable in cash. As of October 3, 2009 and June 27, 2009, there was approximately $1.1 million and $0.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter ended October 3, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 27, 2009	3,329,000	$6.81

Outstanding at October 3, 2009	3,329,000	$6.81	5.41	$—

Vested and expected to vest at October 3, 2009	3,160,402	$6.83	5.35	$—

Exercisable at October 3, 2009	742,000	$7.87	3.66	$—

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

Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the application solutions. Revenues from oscilloscope products are included in Test and measurement products in the Consolidated Statements of Operations, net of any applicable sales or value added taxes. Certain software is embedded in the Company’s oscilloscopes, but the embedded software component is considered incidental.

Software maintenance support revenue on protocol analyzer products is deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. In limited circumstances where VSOE does not exist for software maintenance support, the Company recognizes revenues and accrues costs, if applicable, by the facts and circumstances of each transaction. Revenues from protocol analyzer products are included in Test and measurement products in the Consolidated Statements of Operations, net of any applicable sales or value added taxes.

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.3 million for the quarter ended October 3, 2009 and approximately $0.1 for the quarter ended September 27, 2008.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Service and other revenue

Service and other revenue includes extended warranty contracts, software maintenance agreements, repairs and calibrations performed on instruments after the expiration of their normal warranty period, direct service accessories and packages and payments for research and development activities, in accordance with a third party agreement. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibration services and recognizes such revenue on a straight-line basis over the related service period. When arrangements include multiple elements, the Company uses relative fair values to allocate revenue to the elements and recognizes revenue when the criteria for revenue recognition have been met for each element.

Effective in the first quarter of fiscal 2010, the Company entered into a research and development and distribution agreement with a third party. Both the Company and the third party are active participants in the development efforts and are exposed to risks and rewards dependent on the commercial success of the product development. LeCroy is solely responsible for providing the development efforts contemplated under the agreement and will retain all title and intellectual property rights for any product developed under the agreement. The Company will utilize its own personnel, facilities, equipment, computer software and information in order to meet the obligations under the agreement. The payments owed by the third party are nonrefundable and are not based on milestone deliverables and are not tied directly to any development spending made by the Company. The Company recognized approximately $0.3 million in other revenue related to this agreement in the first quarter of fiscal 2010. Revenue is being recognized ratably over the three year term of the agreement. Any research and development costs incurred in conjunction with this arrangement are recognized as incurred.

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

4. Business Realignment and Restructuring Initiatives

Fiscal 2010 Business Realignment

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”). This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009. As of October 3, 2009, approximately $0.1 million has been paid in cash and nearly zero remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the current economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014. As of October 3, 2009, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.5 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the fourth quarter of fiscal 2009, in an effort to further streamline expenses in response to the current economic environment, the Company recorded severance of approximately $0.2 million, of which less than $0.1 million was expensed to Cost of revenues, approximately $0.1 million was expensed to SG&A and less than $0.1 million was expensed to Research and development. This resulted from headcount reductions of twelve employees or approximately 2.6% of the workforce as compared to June 28, 2008. As of October 3, 2009, approximately $0.2 million has been paid in cash and nearly zero remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of October 3, 2009, approximately $1.9 million has been paid in cash, and approximately $0.5 million remains in Accrued expenses and other current liabilities and approximately $0.2 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

In the second quarter of fiscal 2009, in an effort to streamline expenses in anticipation of further deterioration in the economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, approximately $0.8 million was expensed to SG&A and approximately $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of the workforce as compared to June 28, 2008. As of October 3, 2009, approximately $1.2 million has been paid in cash and approximately $0.3 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2010.

5. Derivative Instruments and Fair Value

The Company is exposed to global market exchange rate risks and, as a result, enters into forward foreign exchange contracts to manage financial exposures resulting from changes in foreign currency rates. These forward exchange agreements are generally 30-day forward contracts, which are monitored and updated on a monthly basis, and used to reduce exposure to fluctuation on foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currency. The Company does not use derivative financial instruments for trading or other speculative purposes.

The Company’s forward contracts are not accounted for as hedges. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized in Other, net in the Consolidated Statement of Operations. The net gains or losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately $0.1 million for the quarter ended October 3, 2009 and net gains of approximately $0.3 million for the quarter ended September 27, 2008.

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter ended October 3, 2009 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter ended October 3, 2009 Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign exchange forward contracts	Other, net	$287

At October 3, 2009, the U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, totaled approximately $17.5 million in notional amounts, including approximately $9.8 million in contracts to buy Swiss Francs for US Dollars, $3.1 million in contracts to sell Euro for US Dollars and $2.1 million in contracts to sell Euros for Swiss Francs, with the remaining contracts totaling approximately $2.5 million covering a variety of other foreign currencies. At June 27, 2009, the U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, totaled approximately $17.5 million in notional amounts, including approximately $9.4 million in contracts to buy Swiss francs for US dollars, approximately $3.1 million in contracts to sell Euro for US dollars, and approximately $3.2 million in contracts to sell Euros for Swiss francs, with the remaining contracts totaling approximately $1.8 million covering a variety of other foreign currencies.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of October 3, 2009, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$47	—	$47	—

Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$30	—	$30	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of almost zero at October 3, 2009 as compared to a net asset of approximately $0.1 million at June 27, 2009.

6. Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Quarter Ended
	October 3, 2009	September 27, 2008
Net (loss) income, as adjusted (Note 12)	$(482)	$1,095
Foreign currency translation gain (loss)	911	(1,349)

Comprehensive income (loss)	$429	$(254)

7. Inventories, net

Inventories consist of the following (in thousands):

	October 3, 2009	June 27, 2009
Raw materials	$7,777	$8,351
Work in process	6,378	6,590
Finished goods	18,001	20,046

	$32,156	$34,987

The value of demonstration units included in finished goods was approximately $11.0 million and $11.3 million at October 3, 2009 and June 27, 2009, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory, included above, amounted to approximately $5.6 million and $5.8 million at October 3, 2009 and June 27, 2009, respectively.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. Other Current Assets

Other current assets consist of the following (in thousands):

	October 3, 2009	June 27, 2009
Deferred tax assets, net	$5,709	$6,399
Prepaid taxes	533	619
Prepaid deposits	608	729
Other receivables	977	776
Value-added tax receivable	882	820
Other	3,020	2,221

	$11,729	$11,564

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible (in thousands):

	Original Weighted Average Lives	October 3, 2009	June 27, 2009
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(8,157)	(8,147)

Net carrying amount		$139	$149

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,252)	(1,239)

Net carrying amount		$340	$353

Total Net carrying amount	3.4 years	479	502

Amortization expense for intangible assets, all with finite lives, was almost zero and $0.1 million for the quarters ended October 3, 2009 and September 27, 2008, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	October 3, 2009	June 27, 2009
Deferred tax assets, net, as adjusted (Note 12)	$6,575	$5,646
Deferred financing costs on convertible notes, as adjusted (Note 12)	702	784
Other	799	756

	$8,076	$7,186

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 3, 2009	June 27, 2009
Compensation and benefits, including severance	$6,479	$6,479
Income taxes	—	135
Warranty	836	905
Deferred revenue, current portion (a)	1,339	1,366
Accrued interest on debt	966	447
Retained liabilities from discontinued operations	160	160
Capital leases	258	253
Professional fees	319	896
Other current liabilities	1,859	2,342

	$12,216	$12,983

(a)	The long term portion of Deferred revenue is approximately $0.7 million for the period ended October 3, 2009 and June 27, 2009, respectively, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	October 3, 2009 (14 weeks)	June 27, 2009 (52 weeks)	September 27, 2008 (13 weeks)
Balance at beginning of period	$905	$1,313	$1,313
Accruals for warranties issued during the period	90	538	235
Warranty costs incurred during the period	(159)	(754)	(215)
Change in accrual estimate	—	(192)	—

Balance at end of period	$836	$905	$1,333

12. Debt and Capital Leases

Credit Agreement

The Company has a $50.0 million senior, secured, four-year credit agreement which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Credit Agreement will expire on July 15, 2011, unless, in the absence of any default it is extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes. As of October 3, 2009, the Company had $20.0 million outstanding against the credit facility and zero outstanding against the letter of credit subfacility and the swingline loan subfacility.

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

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of October 3, 2009, the Company was in compliance with its financial covenants.

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Accounting for Convertible Debt Instruments

During the quarter ended October 3, 2009, LeCroy was required to adopt new accounting guidance which requires issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Prior to adoption, the liability of the convertible notes was carried at its principal value and only the contractual interest expense was recognized in LeCroy’s Consolidated Statements of Operations. Because the new guidance requires retrospective application, LeCroy was required to adjust all periods for which the convertible notes were outstanding prior to the date of adoption.

Upon adoption and effective as of the issuance date of the convertible notes, LeCroy recorded approximately $17.9 million of the principal amount to equity, representing a debt discount for the difference between LeCroy’s estimated nonconvertible debt borrowing rate of 10.5% at the time and the 4.0% coupon rate of the convertible notes. This debt discount is amortized as interest expense over the contractual term of the notes using the effective interest method. In addition, LeCroy allocated approximately $0.7 million of the issuance costs to the equity component of the convertible notes and approximately $2.3 million of the issuance costs to the debt component of the convertible notes. The issuance costs were allocated pro rata based on the initial allocation of debt and equity components. The approximate $2.3 million of debt issuance costs allocated to the debt component is amortized as interest expense over the contractual term of the convertible notes using the effective interest method, while the portion allocated to the equity component was charged to Additional paid-in capital at issuance date. The term of the convertible notes for amortization purposes is considered to be five years, as that is the first period in which the redemption feature of the notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. As of October 3, 2009, approximately $0.7 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

The Company also retroactively applied the derecognition guidance. Upon repurchase, the fair value of the liability component immediately prior to extinguishment was measured first and the difference between the fair value of the aggregate consideration paid and the fair value of the liability component was attributed to the reacquisition of the equity component. In the first quarter of fiscal 2010, the Company repurchased $1.0 million of the outstanding convertible notes for a gain of approximately $0.4 million, net of issue cost write-off of approximately $0.1 million.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The carrying amount of the equity component of the convertible notes and the principal amount, unamortized discount and net carrying amount of the liability component of the convertible notes as of October 3, 2009 and June 27, 2009 were as follows (in thousands):

	October 3, 2009	June 27, 2009 (As adjusted)
Equity component of convertible notes	$8,761	$8,849
Principal amount of convertible notes	$47,350	$48,350
Unamortized discount of convertible notes	(5,521)	(6,277)

Liability component of convertible notes	$41,829	$42,073

The effective interest rate, contractual interest expense and amortization of debt discount for the convertible notes for the quarters ended October 3, 2009 (14 weeks) and September 27, 2008 (13 weeks) were as follows:

	October 3, 2009	September 27, 2008 (As adjusted)
Effective interest rate	10.5%	10.5%
(in thousands):
Interest expense - contractual	$516	$656
Amortization of debt discount	$605	$751

Retrospective Adoption

The retrospective adoption of the new convertible debt accounting guidance resulted in the following adjustments to the Company’s Consolidated Balance Sheet as of June 27, 2009:

	As of June 27, 2009
(in thousands):	As Previously Reported	Adjustments			As Adjusted
Current assets	$78,173				$78,173
Property, plant and equipment, net	21,817				21,817
Intangible assets, net	502				502
Other non-current assets	9,545		(2,359	)(1)	7,186

Total assets	$110,037		$(2,359)		$107,678

Current liabilities	$27,152	$			$27,152
Long-term bank debt	17,500				17,500
Convertible notes, net of unamortized discount	48,350		(6,277	)(2)	42,073
Deferred revenue and other non-current liabilities	3,635				3,635

Total liabilities	96,637		(6,277)		90,360

Commitments and contingencies

Common stock	129				129
Additional paid-in capital	117,055		8,849	(3)	125,904
Accumulated other comprehensive income	1,862				1,862
Accumulated deficit	(102,548)		(4,931	)(4)	(107,479)
Treasury stock, at cost	(3,098)				(3,098)

Total stockholders’ equity	13,400		3,918		17,318

Total liabilities and stockholders’ equity	$110,037		$(2,359)		$107,678

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The retrospective adoption of the new convertible debt accounting guidance resulted in the following adjustments to the Company’s Consolidated Statements of Operations for the quarter ended September 27, 2008 (13 weeks):

	Quarter ended September 27, 2008
(in thousands):	As Previously Reported	Adjustments		As Adjusted
Total revenues	$40,724			$40,724
Costs and expenses	38,076			38,076

Operating income	2,648	—		2,648
Gain on the extinguishment of convertible debt, net of issue cost write-off	252	40	(5)	292
Interest income	35			35
Interest expense	(883)	29	(6)	(854)
Amortization of debt discount on convertible notes	—	(751	)(7)	(751)
Other, net	256			256

Income before income taxes	2,308	(682)		1,626
Provision for income taxes	773	(242	)(8)	531

Net income	1,535	(440)		1,095

Net income per share - basic	$0.13	(0.04)		$0.09
Net income per share - diluted	$0.13	(0.04)		$0.09

(1)	This amount represents the cumulative adjustments to debt issuance costs associated with the convertible notes and the cumulative impact on the net deferred tax asset related to the amortization of the debt discount.
(2)	This amount represents the remaining unamortized debt discount on the convertible notes.
(3)	This amount represents the equity component of the convertible notes, net of tax adjustments, due to the amortization of the debt discount.
(4)	This amount represents the cumulative net income impact of the amortization of debt discount, the adjustment to the gain on the extinguishment of convertible debt, net of issue cost write-off (see explanation (6) below) and the associated tax adjustments since inception of the convertible notes.
(5)	This amount represents the adjustment to the gain on the extinguishments of debt, net of issue cost write-off in accordance with the derecognition guidance.
(6)	This amount represents a decrease in interest expense associated with the debt issuance costs, as a portion was written-off to Additional paid-in capital at issue date and a portion is written off at each extinguishment date.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(7)	This amount represents the amortization of the debt discount.
(8)	This amount represents the tax effect of the amortization of the debt discount, debt issuance costs and gain on extinguishment of debt, net of issue cost write-off.

LeCroy’s retrospective adoption does not affect LeCroy’s balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Consolidated Statement of Cash Flows for the quarter ended September 27, 2008.

The retrospective adoption resulted in the following adjustments to our Consolidated Statements of Stockholders’ Equity:

(in thousands)	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
Balance at June 30, 2007, as reported	$108,713	$2,486
Equity component of convertible notes	17,929
Equity component of debt issuance costs	(748)
Amortization of debt discount		(2,077)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs		97
Tax adjustments	(6,099)	703

Balance at June 30, 2007, as adjusted	119,795	1,209
Fiscal 2008 equity activity, as reported	4,980	1,616
Reacquisition of conversion option	(739)
Amortization of debt discount		(3,083)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs		203
Gain on extinguishment of convertible debt, net of issue cost write-off, net of reversal of previously recorded gain on extinguishment of convertible debt, net of issue cost write-off		(46)
Tax adjustments	262	1,039

Balance at June 28, 2008, as adjusted	124,298	938
Fiscal 2009 equity activity, as reported	3,362	(106,650)
Reacquisition of conversion option	(2,722)
Amortization of debt discount		(2,872)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs		111
Gain on extinguishment of convertible debt, net of issue cost write-off, net of reversal of previously recorded gain on extinguishment of convertible debt, net of issue cost write-off		21
Tax adjustments	966	973

Balance at June 27, 2009, as adjusted	$125,904	$(107,479)

Upon the adoption of the new convertible debt accounting guidance and effective as of the issuance date of the convertible notes, Lecroy recorded, as adjustments to additional paid-in capital, deferred taxes for the differences between the carrying value and tax basis that resulted from allocating approximately $17.9 million of the principal amount of convertible notes and approximately $0.7 million of the associated issuance costs to equity. In subsequent periods, the Company recorded adjustments to the deferred taxes to reflect the tax effect of the amortization of the debt discount, debt issuance costs and gains on the extinguishments of convertible notes, net of issue cost write-offs.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. As of October 3, 2009, the Company’s outstanding balance under this agreement was approximately $0.3 million, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at October 3, 2009. The outstanding balance under this facility remains unchanged from June 27, 2009.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.6 million related to operating leases as of October 3, 2009 and approximately $0.7 million as of September 27, 2008.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

14. Net (Loss) Income Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations for the quarters ended October 3, 2009 and September 27, 2008:

	Quarter ended
	October 3, 2009 (14 weeks)	September 27, 2008 (13 weeks)
Numerator:
Net (loss) income, as adjusted (Note 12)	$(482)	$1,095

Denominator:
Weighted average shares outstanding:
Basic	12,265	11,881
Employee stock options and non-vested stock	—	196

Diluted	12,265	12,077

The computations of diluted EPS for the quarters ended October 3, 2009 and September 27, 2008 do not include approximately 2.1 million and 1.4 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on diluted EPS because the average share price during both quarters was below $14.55 per share, the initial conversion price, and accordingly, the convertible notes, if converted, would have required only cash at settlement.

15. Income Taxes

The effective income tax rate for the quarter ended October 3, 2009 was 4.6%, compared to an effective income tax rate of 32.7% for the quarter ended September 27, 2008. The effective tax rate for the quarter ended October 3, 2009 includes the write-off of a deferred tax asset related to equity-based compensation of approximately $0.1 million.

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At October 3, 2009, the Company’s net domestic deferred tax assets amounted to approximately $13.1 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain state investment tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to most of the net domestic deferred tax assets, recovery is primarily dependent on achieving the forecast of future operating income, as well as prudent tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At October 3, 2009, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.9 million of which approximately $2.0 million was reflected as a non-current liability and approximately $8.9 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.5 million of net unrecognized tax benefits will be recognized during the next twelve months and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of October 3, 2009, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, fiscal 2006 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

16. Segment and Geographic Revenue

The Company operates in a single-reportable segment in the Test and measurement market, in which it develops, manufactures, sells and licenses high-performance oscilloscopes, serial data analyzers and global communication protocol test solutions. These products are used by design engineers and researchers to measure and analyze complex electronic signals in order to develop high performance systems, to validate electronic designs and to improve time to market. Revenue from the sale of the Company’s products, which are similar in nature, is reflected as Test and measurement product revenue in the Consolidated Statements of Operations.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended
	October 3, 2009 (14 weeks)	September 27, 2008 (13 weeks)
North America	$13,229	$11,501
Europe/Middle East	7,957	15,451
Japan	971	2,815
Asia/Pacific	5,844	10,957

Total revenues	$28,001	$40,724

Total assets by geographic area are as follows:

	October 3, 2009	June 27, 2009
North America, as adjusted (Note 12)	$88,775	$91,597
Europe/Middle East	11,146	11,169
Japan	1,877	1,541
Asia/Pacific	3,790	3,371

Total assets, as adjusted (Note 12)	$105,588	$107,678

Total Property, plant and equipment, net by geographic area are as follows:

	October 3, 2009	June 27, 2009
North America	$20,318	$20,795
Europe/Middle East	606	644
Japan	270	217
Asia/Pacific	253	161

Total long-lived assets	$21,447	$21,817

17. New Accounting Pronouncements

Recent pronouncements adopted

In September 2006, FASB issued new accounting guidance on fair value measurements, effective beginning in fiscal 2009. This guidance establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The FASB deferred the effective date until the beginning of the Company’s 2010 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of long-lived assets. The Company adopted the new guidance as it relates to non-financial assets and liabilities and it did not have any impact on the Company’s consolidated financial position and results of operations at the date of adoption, although it may impact the way that fair value for non-financial assets and liabilities is determined in future periods.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In May 2008, the FASB issued a staff position on new accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The staff position requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the cash proceeds and this estimated fair value will be recorded as a debt discount, with an offset to equity, and will be amortized to interest expense, using the effective interest method, over the life of the convertible notes. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and required retrospective application. The Company adopted the staff position in fiscal 2010 and has retrospectively applied it to prior periods (See Note 12 – “Debt and Capital Leases” for additional information).

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance was effective for interim reporting periods ending after June 15, 2009. The Company adopted the enhanced disclosures required in the first quarter of fiscal 2010 and adoption did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The implementation of the Codification did not have any impact on The Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued new guidance on business combinations. It established the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. Further, it required that acquisition-related costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. Additionally, disclosure requirements were established to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new accounting guidance applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. The Company will apply the provisions under the new guidance to future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of the Company’s 2010 fiscal year. At October 3, 2009, approximately $2.5 million of unrecognized tax benefits are related to a prior acquisition and would impact the effective tax rate, if recognized.

Recent pronouncement not yet adopted

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Early adoption is permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations.

18. Subsequent Events

Management has evaluated events and transactions subsequent to October 3, 2009 through November 12, 2009, which is the date the financial statements were issued and has determined that no additional disclosures are required.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements, Notes and MD&A included in our Annual Report filed on Form 10-K for the fiscal year ended June 27, 2009. Our discussion and analysis is an integral part of understanding our financial results. Also refer to “Basis of Presentation and Use of Estimates” in the Notes to the Consolidated Financial Statements.

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

The accounting policies that we believe are the most critical to understanding and evaluating our reported financial results include: revenue recognition; reserves on accounts receivable; allowance for excess and obsolete inventory; uncertain tax positions; valuation of deferred tax assets; valuation of long-lived assets; share-based compensation expense; estimation of warranty liabilities and the separation of convertible notes between debt and equity.

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years and reporting periods ended on October 3, 2009, September 27, 2008 and June 27, 2009. Fiscal 2010 is a fifty-three week year and, as a result, the first quarter of fiscal 2010 was a 14-week period compared with a 13-week period for the first quarter of fiscal 2009.

Business Realignment Initiatives

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, we recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”). This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009.

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

Recent Accounting Pronouncements

See Note 17 “New Accounting Pronouncements” for additional information on recent pronouncements adopted and not yet adopted. Currently we have not adopted the new accounting guidance on revenue recognition effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.

In May 2008, the FASB issued a staff position on new accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The staff position requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the cash proceeds and this estimated fair value will be recorded as a debt discount, with an offset to equity, and will be amortized to interest expense, using the effective interest method, over the life of the convertible notes. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and required retrospective application. We adopted the staff position in fiscal 2010 and have retrospectively applied it to prior periods. See Note 12 – “Debt and Capital Leases” for additional information.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter ended October 3, 2009 and September 27, 2008.

	Quarter ended
(Unaudited)	October 3, 2009	September 27, 2008 (as adjusted)
Revenues:
Test and measurement products	92.2%	94.4%
Service and other	7.8	5.6

Total revenues	100.0	100.0
Cost of revenues	44.0	43.4

Gross profit	56.0	56.6

Operating expenses:
Selling, general and administrative	31.8	30.9
Research and development	21.9	19.2

Total operating expenses	53.7	50.1

Operating income	2.3	6.5

Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	1.3	0.7
Interest income	—	0.1
Interest expense	(2.7)	(2.1)
Amortization of debt discount on convertible notes	(2.2)	(1.8)
Other, net	(0.5)	0.6

Other expense, net	(4.1)	(2.5)

(Loss) income before income taxes	(1.8)	4.0
(Benefit) provision for income taxes	(0.1)	1.3

Net (loss) income	(1.7)%	2.7%

Comparison of the Quarter Ended October 3, 2009 and September 27, 2008

Total revenues were approximately $28.0 million for the quarter ended October 3, 2009, compared to approximately $40.7 million for the prior period quarter, representing a decrease of approximately 31.2%, or $12.7 million, primarily as a result of a measurable decline in sales of Test and measurement products, driven by the worldwide economic downturn, as well as a minor negative foreign currency impact, slightly offset by an additional week of sales in the first quarter of 2010 which was a 14 week quarter versus a 13 week quarter in fiscal 2009. Foreign currency fluctuations decreased total revenues by approximately $0.4 million in the first quarter of fiscal 2010 as compared to the same period last year. Our sales were impacted by our customers reducing staffing levels and therefore their need for capital equipment, as well as postponing spending, mostly for our mid-range oscilloscopes and protocol analyzers.

Service and other revenues primarily consist of service revenues and maintenance fees. Service and other revenues were approximately $2.2 million for the quarter ended October 3, 2009, representing a decrease of approximately 4.4% or $0.1 million, compared to approximately $2.3 million in the prior period quarter. The decrease was the result of a decline in upgrade purchases furthered by the economic downturn, as customers delayed or cancelled servicing of their products, as well as a minor negative foreign currency impact, slightly offset by an additional week of sales in the first quarter of 2010 which was a 14 week quarter versus a 13 week quarter in fiscal 2009 and revenue earned from a research and development arrangement.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (dollars in thousands):

	October 3, 2009 (14 weeks)		September 27, 2008 (13 weeks)
	($000)	percentage	($000)	percentage
North America	$13,229	47.2%	$11,501	28.2%
Europe/Middle East	7,957	28.4	15,451	38.0
Japan	971	3.5	2,815	6.9
Asia/Pacific	5,844	20.9	10,957	26.9

Total revenues	$28,001	100.0%	$40,724	100.0%

For the quarter ended October 3, 2009, the geographic revenues were lower in terms of dollars and percentages in all regions, except North America, due to the worldwide economic downturn and negative foreign currency impact, even considering the additional week of sales in the first quarter of 2010 as compared to the first quarter of 2009. Gains in North America were driven by strong results from our high bandwidth oscilloscopes, an increase of approximately $2.3 million over the prior period quarter, partially offset by the economic downturn.

Gross profit for the quarter ended October 3, 2009 was approximately $15.7 million, or 56.0% gross margin, compared to approximately $23.0 million, or 56.6% gross margin, for the prior period quarter. The lower gross margin dollars in the first quarter of fiscal 2010 was primarily attributable to the decreased demand for our Test and measurement products. On a percentage basis, our gross margins are materially the same as the prior period quarter, despite the lower sales volume.

Selling, general and administrative (“SG&A”) expense was approximately $8.9 million for the quarter ended October 3, 2009 compared to approximately $12.6 million for the quarter ended September 27, 2008, representing a decrease of approximately 29.2% or $3.7 million. The decrease was mainly attributable to our extensive cost-reduction program that began in the second quarter of fiscal 2009 which included reductions in workforce, compensation and other employee benefits, slightly offset by an additional week of compensation expenses in fiscal 2010 which represented a 14 week quarter compared to a 13 week quarter in fiscal 2009. The first quarter of fiscal 2010 included approximately $0.1 million in business realignment charges, representing severance related expenses within our international operations, compared to no business realignment charges in the prior period quarter. As a percentage of total revenues, SG&A expense increased slightly over the prior period quarter.

Research and development (“R&D”) expense was approximately $6.1 million for the quarter ended October 3, 2009, compared to approximately $7.8 million for the prior period quarter, a decrease of approximately 21.6% or $1.7 million. The decrease resulted from our extensive cost-reduction program that began in the second quarter of fiscal 2009, slightly offset by an additional week of compensation expense in fiscal 2010 which represented a 14 week quarter compared to a 13 week quarter in fiscal 2009. As a percentage of total revenues, R&D expense increased from approximately 19.2% in the first quarter of fiscal 2009 to approximately 21.9% in the first quarter of fiscal 2010 primarily as a result of a lower sales base in fiscal 2010.

Other expense, net, which consists primarily of gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $1.2 million in the first quarter of fiscal 2010 compared to approximately $1.0 million for the first quarter of fiscal 2009. Net interest expense was approximately $0.8 million for both quarters. There was a foreign exchange loss of approximately $0.1 million in the first quarter of fiscal 2010 compared to a foreign exchange gain of approximately $0.3 million in the first quarter of fiscal 2009, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies. Further, both quarters included an approximate $0.3 million gain on extinguishment of convertible debt, net of issue cost write-off resulting from our repurchase of the convertible notes. In the first quarter of fiscal 2010, we repurchased $1.0 million of our convertible notes as compared to approximately $2.6 million in the prior period quarter. Due to the adoption of new accounting guidance related to our convertible notes, we recorded approximately $0.6 million of non-cash amortization expense in the first quarter of fiscal 2010 compared to approximately $0.8 million of non-cash amortization expense in the first quarter of fiscal 2009, due to the accretion of the debt discount decreasing over time and with convertible note repurchases. See Note 12 “Debt and Capital Leases” for further details related to the retrospective adoption.

Our effective income tax rate for the quarter ended October 3, 2009 was 4.8%, compared to an effective income tax rate of 33.5% for the quarter ended September 27, 2008. Our effective tax rate for the quarter ended October 3, 2009 includes the write-off of a deferred tax asset related to equity-based compensation of approximately $0.1 million.

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

Cash and cash equivalents at October 3, 2009 were approximately $9.3 million compared to approximately $6.4 million at June 27, 2009.

Net cash provided by operating activities was approximately $2.8 million in the quarter ended October 3, 2009, compared to net cash used in operating activities of approximately $0.6 million in the same period last year. The net cash provided by operating activities in fiscal 2010 was attributable to working capital contributions of approximately $0.9 million. Fiscal 2010 net loss of approximately $0.5 million was offset by non-cash depreciation and amortization of approximately $1.3 million, share-based compensation of approximately $0.9 million and debt related amortization of approximately $0.7 million. The net cash used in operating activities in fiscal 2009 was due to working capital requirements of approximately $4.4 million, partially offset by net income of approximately $1.1 million, non-cash depreciation and amortization of approximately $1.6 million and share-based compensation of approximately $0.9 million.

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $0.7 million in the quarter ended October 3, 2009, compared to approximately $1.2 million in the same period last year. This decrease was due to less discretionary capital spending under our cost-reduction program.

Net cash provided by financing activities was approximately $0.7 million in the quarter ended October 3, 2009, compared to net cash used in financing activities of approximately $0.5 million in the quarter ended September 27, 2008. Net cash provided by financing activities was attributable to borrowings of $2.5 million under our line of credit partially offset by approximately $1.8 million for the repurchase of convertible notes (cash payment for principal which includes a cash outflow for the fiscal 2009 year-end repurchase). Net cash used in financing activities in fiscal 2009 was primarily due to the repurchase of convertible notes of approximately $2.8 million (cash payments for principal) and the purchase of treasury shares for approximately $0.1 million, partially offset by borrowing of approximately $2.5 million under our line of credit.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital, share repurchases and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities. We believe that the repayment of debt maturing in fiscal 2012 will be done through a combination of cash generated from operations and working capital, and will also include possible future financing sources such as: (i) new secured bank debt; (ii) the sale or monetization of certain assets; (iii) new unsecured debt; and (vi) issuance of equity and/or equity-like securities.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of October 3, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$1,054	899	155	—	—
Supplier agreements	413	413	—	—	—
Operating lease obligations	5,869	2,086	2,558	1,225	—
Vendor supplied capital lease agreement	258	258	—	—	—
Convertible notes (1)	47,350	—	47,350	—	—
Revolving credit obligation (2)	20,000		20,000

Total (3)	$74,944	$3,656	$70,063	$1,225	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require us to repurchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The revolving credit facility expires on July 15, 2011, unless, in the absence of any default, extended by us to April 15, 2012, contingent on the waiver or extension of the first redemption date of our Convertible notes.
(3)	The Contractual Obligations and Other Commitments does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves.

Forward-Looking Information

We discuss expectations regarding our future performance in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking” statements are based on currently available information, business plans and projections about future events and trends. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “will”, “plan”, “intend”, “expect” and similar expressions identify forward-looking statements. Except as required by federal securities law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. When evaluating our business, the Risk Factors included in Item 1A. of our Annual Report filed on Form 10-K for the fiscal year ended June 27, 2009 should be considered in conjunction with all other information included in our filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including patent and environmental matters, which arise in the ordinary course of business. There are no such matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	x

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	x

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	x

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	x

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2009	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer