Form 10-Q
period 2010-01-02
LECROY CORP
filed 2010-02-11
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

The number of shares of common stock outstanding as of February 8, 2010 was 12,641,315.

LeCROY CORPORATION

FORM 10-Q

INDEX

		Page No.
PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements:	1
	Consolidated Balance Sheets (Unaudited) as of January 2, 2010 and June 27, 2009	1
	Consolidated Statements of Operations (Unaudited) for the Quarter ended January 2, 2010 (13 weeks) and December 27, 2008 (13 weeks) and Two Quarters ended January 2, 2010 (27 weeks) and December 27, 2008 (26 weeks)	2
	Consolidated Statements of Cash Flows (Unaudited) for the Two Quarters ended January 2, 2010 (27 weeks) and December 27, 2008 (26 weeks)	3
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 6.	Exhibits	31

Signature		32

LeCroy®, Wavelink™, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan ™, WaveSurfer™, WaveExpert™, MAUI™, CATC™, WaveAce® and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	January 2, 2010	June 27, 2009 As Adjusted (Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$9,293	$6,413
Accounts receivable, net of reserves of $657 and $692 at January 2, 2010 and June 27, 2009, respectively	24,181	25,209
Inventories, net	29,671	34,987
Other current assets	12,144	11,564

Total current assets	75,289	78,173
Property, plant and equipment, net	20,739	21,817
Intangible assets, net	455	502
Other non-current assets	7,989	7,186

Total assets	$104,472	$107,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,612	$14,169
Accrued expenses and other current liabilities	11,536	12,983

Total current liabilities	21,148	27,152
Long-term bank debt	20,000	17,500
Convertible notes, net of unamortized discount of $4,654 and $6,277, respectively	40,296	42,073
Deferred revenue and other non-current liabilities	4,045	3,635

Total liabilities	85,489	90,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of January 2, 2010 and June 27, 2009)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 13,043,214 shares issued at January 2, 2010 and 12,900,551 shares issued at June 27, 2009)	130	129
Additional paid-in capital	127,422	125,904
Accumulated other comprehensive income	2,771	1,862
Accumulated deficit	(108,242)	(107,479)
Treasury stock, at cost (403,215 shares at January 2, 2010 and June 27, 2009, respectively)	(3,098)	(3,098)

Total stockholders’ equity	18,983	17,318

Total liabilities and stockholders’ equity	$104,472	$107,678

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

In thousands, except per share data	Quarter Ended (13 weeks)		Two Quarters Ended
	January 2, 2010	December 27, 2008 As Adjusted (Note 12)	January 2, 2010 (27 weeks)	December 27, 2008 As Adjusted (Note 12) (26 weeks)
Revenues:
Test and measurement products	$28,384	$36,948	$54,191	$75,378
Service and other	2,614	2,159	4,808	4,453

Total revenues	30,998	39,107	58,999	79,831
Cost of revenues	12,820	18,838	25,154	36,528

Gross profit	18,178	20,269	33,845	43,303
Operating expenses:
Selling, general and administrative	10,167	12,839	19,070	25,422
Research and development	6,839	8,809	12,958	16,612
Impairment of goodwill	—	105,771	—	105,771

Total operating expenses	17,006	127,419	32,028	147,805

Operating income (loss)	1,172	(107,150)	1,817	(104,502)
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	247	—	611	292
Interest income	18	26	29	61
Interest expense	(855)	(912)	(1,643)	(1,766)
Amortization of debt discount on convertible notes	(605)	(768)	(1,210)	(1,519)
Other, net	(138)	33	(270)	289

Other expense, net	(1,333)	(1,621)	(2,483)	(2,643)

Loss before income taxes	(161)	(108,771)	(666)	(107,145)
Provision (benefit) for income taxes	120	(1,499)	97	(968)

Net loss	$(281)	$(107,272)	$(763)	$(106,177)

Net loss per common share:
Basic	$(0.02)	$(8.97)	$(0.06)	$(8.91)
Diluted	$(0.02)	$(8.97)	$(0.06)	$(8.91)
Weighted average number of common shares:
Basic	12,387	11,962	12,323	11,922
Diluted	12,387	11,962	12,323	11,922

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Two Quarters ended
	January 2, 2010 (27 weeks)	December 27, 2008 As Adjusted (Note 12) (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(763)	$(106,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	—	105,771
Depreciation and amortization	2,682	3,215
Share-based compensation	1,976	1,032
Amortization of debt issuance costs	239	269
Amortization of debt discount on convertible notes	1,210	1,519
Deferred income taxes	(123)	(1,828)
Gain on extinguishment of convertible debt, net of issue cost write-off	(611)	(292)
Loss on disposal of property, plant and equipment	5	—
Change in operating assets and liabilities:
Accounts receivable	1,837	444
Inventories	5,044	(2,634)
Other current and non-current assets	(1,379)	(1,166)
Accounts payable, accrued expenses and other liabilities	(5,038)	(1,400)

Net cash provided by (used in) operating activities	5,079	(1,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,167)	(2,067)

Net cash used in investing activities	(1,167)	(2,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	2,500	7,500
Repurchase of convertible notes	(3,775)	(2,774)
Payments made on capital leases	(124)	(115)
Repayment of borrowings under credit line	—	(1,500)
Proceeds from employee stock purchase and option plans	262	397
Purchase of treasury shares	—	(677)

Net cash (used in) provided by financing activities	(1,137)	2,831

Effect of exchange rate changes on cash and cash equivalents	105	(551)

Net increase (decrease) in cash and cash equivalents	2,880	(1,034)
Cash and cash equivalents at beginning of the period	6,413	10,224

Cash and cash equivalents at end of the period	$9,293	$9,190

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,287	$1,426
Income taxes, net of refunds	252	361
Non-cash transactions:
Transfer of inventory into property, plant and equipment	331	458

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

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 is a fifty-three week year and, as a result, the two quarters ended January 2, 2010 represent a 27-week period compared to a 26-week period for the two quarters ended December 27, 2008.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended January 2, 2010 and December 27, 2008 is approximately $1.1 million and $0.2 million, respectively. For the two quarters ended January 2, 2010 and December 27, 2008, total share-based compensation is approximately $2.0 million and $1.0 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and two quarters ended January 2, 2010 and December 27, 2008:

	Quarter Ended January 2, 2010	Two Quarters Ended January 2, 2010	Quarter Ended December 27, 2008	Two Quarters Ended December 27, 2008
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.19%-2.30%	2.19%-2.57%	2.33%-2.71%	2.33%-3.23%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.36%-56.51%%	56.36%-59.01%	42.13%-43.03%	41.12%-43.03%
Weighted average fair value of options granted	$1.96	$1.97	$1.61	$1.63

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in the Company’s stock options for the quarter and two quarters ended January 2, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 27, 2009	2,426,394	$7.45
Granted	4,000	$3.89
Exercised	(3,351)	$0.45
Expired	(44,829)	$17.00
Forfeited	(11,535)	$2.49

Outstanding at October 3, 2009	2,370,679	$7.30	5.14	$1,154
Granted	126,429	$3.93
Exercised	(1,675)	$0.45
Expired	(31,568)	$9.36
Forfeited	(3,240)	$2.33

Outstanding at January 2, 2010	2,460,625	$7.11	5.09	$1,011

Vested and expected to vest at January 2, 2010	2,359,071	$7.87	4.81	$987

Exercisable at January 2, 2010	1,039,783	$12.14	3.62	$71

Approximately 121,000 immediately vested options were granted during the current quarter, representing an annual grant to the board of directors.

As of January 2, 2010, there was approximately $1.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.9 years. Less than $0.1 million of compensation cost was capitalized in inventory or any other assets for the quarter and two quarters ended January 2, 2010 and for the quarter and two quarters ended December 27, 2008.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter and two quarters ended January 2, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 27, 2009	251,784	$10.47
Granted	—	$—
Vested	(35,816)	$12.32
Forfeited	(2,608)	$11.53

Non-vested stock at October 3, 2009	213,360	$10.14
Granted	47,702	$3.92
Vested	(81,451)	$8.08
Forfeited	(642)	$8.46

Non-vested stock at January 2, 2010	178,969	$9.43

Non-vested stock is included in the issued number of shares presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the non-vested stock is included in the weighted average share calculation for diluted earnings per share. Non-vested stock granted in the current quarter ended January 2, 2010 represents the annual grant of immediately vested awards for the board of directors.

As of January 2, 2010, there was approximately $1.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

Employee Stock Purchase Plan (ESPP)

As of January 2, 2010 and June 27, 2009, there was less than $0.1 million of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At January 2, 2010, there was approximately $2.5 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended January 2, 2010	Quarter Ended June 27, 2009
Expected holding period (years)	4.2	4.4
Risk-free interest rate	1.89% - 2.61%	1.40% - 2.53%
Dividend yield	0.0%	0.0%
Expected volatility	56.52% - 62.40%	56.91% - 61.53%
Weighted average fair value of SARs granted and outstanding	$1.19	$1.12

The fair value of the SARs is liability classified because the awards are payable in cash. As of January 2, 2010 and June 27, 2009, there was approximately $1.2 million and $0.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in the Company’s SARs for the quarter and two quarters ended January 2, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 27, 2009	3,329,000	$6.81

Outstanding at October 3, 2009	3,329,000	$6.81	5.41	$—

Outstanding at January 2, 2010	3,329,000	$6.81	5.16	$—

Vested and expected to vest at January 2, 2010	3,181,984	$6.83	5.11	$—

Exercisable at January 2, 2010	742,000	$7.87	3.41	$—

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.1 million and $0.3 million for the quarter and two quarters ended January 2, 2010, respectively as compared to approximately $0.1 million and $0.2 million for the quarter and two quarters ended December 27, 2008, respectively.

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

Effective in the first quarter of fiscal 2010, the Company entered into a research and development and distribution agreement with a third party. Both the Company and the third party are active participants in the development efforts and are exposed to risks and rewards dependent on the commercial success of the product development. LeCroy is solely responsible for providing the development efforts contemplated under the agreement and will retain all title and intellectual property rights for any product

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

developed under the agreement. The Company will utilize its own personnel, facilities, equipment, computer software and information in order to meet the obligations under the agreement. The payments owed by the third party are nonrefundable and are not based on milestone deliverables and are not tied directly to any development spending made by the Company. The Company recognized approximately $0.3 million and $0.5 million in other revenue related to this agreement in the quarter and two quarters ended January 2, 2010, respectively. Revenue is being recognized ratably over the three year term of the agreement. Any research and development costs incurred in conjunction with this arrangement are recognized as incurred.

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

4. Business Realignment and Restructuring Initiatives

Fiscal 2010 Business Realignment

In the second quarter of fiscal 2010, as a result of continued efforts to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”). This resulted from headcount reduction of three employees or approximately 0.8% of the workforce as compared to June 27, 2009. As of January 2, 2010, approximately $0.1 million has been paid in cash and nearly zero liability remains.

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009. As of January 2, 2010, approximately $0.1 million has been paid in cash and no liability remains.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the current economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014. As of January 2, 2010, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.5 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the fourth quarter of fiscal 2009, in an effort to further streamline expenses in response to the current economic environment, the Company recorded severance of approximately $0.2 million, of which less than $0.1 million was expensed to Cost of revenues, approximately $0.1 million was expensed to SG&A and less than $0.1 million was expensed to Research and development. This resulted from headcount reductions of twelve employees or approximately 2.6% of the workforce as compared to June 28, 2008. As of January 2, 2010, approximately $0.2 million has been paid in cash and no liability remains.

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of January 2, 2010, approximately $2.1 million has been paid in cash, and approximately $0.4 million remains in Accrued expenses and other current liabilities and approximately $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

In the second quarter of fiscal 2009, in an effort to streamline expenses in anticipation of further deterioration in the economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, approximately $0.8 million was expensed to SG&A and approximately $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the workforce as compared to June 28, 2008. As of January 2, 2010, approximately $1.5 million has been paid in cash and nearly zero liability remains.

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

The Company’s forward contracts are not accounted for as hedges. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized in Other, net in the Consolidated Statement of Operations. The net gains or losses resulting from changes in the fair value of these derivatives and on transactions denominated in other than their functional currencies were net losses of approximately $0.1 million and $0.3 million for the quarter and two quarters ended January 2, 2010, respectively, as compared to net gains of approximately zero and $0.3 million for the quarter and two quarters ended December 27, 2008, respectively.

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and two quarters ended January 2, 2010 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter ended January 2, 2010 Amount of Gain/(Loss) Recognized in Income on Derivatives	Two Quarters ended January 2, 2010 Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign exchange forward contracts	Other, net	$154	$441

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below:

Contracts	Notional Amount at January 2, 2010	Notional Amount at June 27, 2009
Buy Swiss Francs for US Dollars	$9.1	$9.4
Sell Euros for US Dollars	6.0	3.1
Sell Euros for Swiss francs	2.6	3.2
Other foreign currency forwards	2.2	1.8

Total	$19.9	$17.5

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

As of January 2, 2010, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$25	—	$25	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$26	—	$26	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of almost zero at January 2, 2010 as compared to a net asset of approximately $0.1 million at June 27, 2009.

6. Comprehensive (Loss) Income

	Quarter ended		Two Quarters ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Net loss, as adjusted (Note 12)	$(281)	$(107,272)	$(763)	$(106,177)
Foreign currency translation (loss) gain	(2)	(68)	909	(1,417)

Comprehensive (loss) income	$(283)	$(107,340)	$146	$(107,594)

7. Inventories, net

Inventories consist of the following (in thousands):

	January 2, 2010	June 27, 2009
Raw materials	$7,460	$8,351
Work in process	6,296	6,590
Finished goods	15,915	20,046

	$29,671	$34,987

The value of demonstration units included in finished goods was approximately $10.9 million and $11.3 million at January 2, 2010 and June 27, 2009, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $5.0 million and $5.8 million at January 2, 2010 and June 27, 2009, respectively.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	January 2, 2010	June 27, 2009
Deferred tax assets, net	$5,739	$6,399
Prepaid taxes	582	619
Prepaid deposits	879	729
Other receivables	1,241	776
Value-added tax receivable	517	820
Other	3,186	2,221

	$12,144	$11,564

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	January 2, 2010	June 27, 2009
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(8,168)	(8,147)

Net carrying amount		$128	$149

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,265)	(1,239)

Net carrying amount		$327	$353

Total Net carrying amount	3.4 years	455	502

Amortization expense for intangible assets, all with finite lives, was almost zero for the quarter and two quarters ended January 2, 2010, as compared to approximately $0.1 million and $0.3 million for the quarter and two quarters ended December 27, 2008, respectively. The cost of an amortizable intangible asset is expensed on a straight-line basis over the estimated economic life of the asset.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	January 2, 2010	June 27, 2009
Deferred tax assets, net, as adjusted (Note 12)	$6,583	$5,646
Deferred financing costs on convertible notes, as adjusted (Note 12)	606	784
Other	800	756

	$7,989	$7,186

The Company recorded a goodwill impairment charge of approximately $105.8 million in the quarter ended December 27, 2008.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 2, 2010	June 27, 2009
Compensation and benefits, including severance	$5,947	$6,479
Income taxes	—	135
Warranty	846	905
Deferred revenue, current portion (a)	1,339	1,366
Accrued interest on debt	522	447
Retained liabilities from discontinued operations	160	160
Capital leases	195	253
Professional fees	331	896
Other current liabilities	2,196	2,342

	$11,536	$12,983

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(a)	The long term portion of Deferred revenue is approximately $0.8 million and $0.9 million for the period ended January 2, 2010 and June 27, 2009, respectively, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	January 2, 2010	June 27, 2009
Balance at beginning of period	$905	$1,313
Accruals for warranties issued during the period	283	538
Warranty costs incurred during the period	(342)	(754)
Change in accrual estimate	—	(192)

Balance at end of period	$846	$905

12. Debt and Capital Leases

Credit Agreement

The Company has a $50.0 million senior, secured, four-year credit agreement which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Credit Agreement will expire on July 15, 2011, unless, in the absence of any default it is extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes. As of January 2, 2010, the Company had $20.0 million outstanding against the credit facility and zero outstanding against the letter of credit subfacility and the swingline loan subfacility.

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

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of January 2, 2010, the Company was in compliance with its financial covenants.

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Accounting for Convertible Debt Instruments

During the first fiscal quarter of 2010, ending on October 3, 2009, LeCroy was required to adopt new accounting guidance which requires issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Prior to adoption, the liability of the convertible notes was carried at its principal value and only the contractual interest expense was recognized in LeCroy’s Consolidated Statements of Operations. Because the new guidance requires retrospective application, LeCroy was required to adjust all periods for which the convertible notes were outstanding prior to the date of adoption.

Upon adoption and effective as of the issuance date of the convertible notes, LeCroy recorded approximately $17.9 million of the principal amount to equity, representing a debt discount for the difference between LeCroy’s estimated nonconvertible debt borrowing rate of 10.5% at the time and the 4.0% coupon rate of the convertible notes. This debt discount is amortized as interest expense over the contractual term of the notes using the effective interest method. In addition, LeCroy allocated approximately $0.7 million of the issuance costs to the equity component of the convertible notes and approximately $2.3 million of the issuance costs to the debt component of the convertible notes. The issuance costs were allocated pro rata based on the initial allocation of debt and equity components. The approximate $2.3 million of debt issuance costs allocated to the debt component is amortized as interest expense over the contractual term of the convertible notes using the effective interest method, while the portion allocated to the equity component was charged to Additional paid-in capital at issuance date. The term of the convertible notes for amortization purposes is considered to be five years, as that is the first period in which the redemption feature of the notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. As of January 2, 2010, approximately $0.6 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

The Company also retroactively applied the derecognition guidance. Upon repurchase, the fair value of the liability component immediately prior to extinguishment was measured first and the difference between the fair value of the aggregate consideration paid and the fair value of the liability component was attributed to the reacquisition of the equity component. In the first quarter of fiscal 2010, the Company repurchased $1.0 million of the outstanding convertible notes for a gain of approximately $0.4 million, net of issue cost write-off. In the second quarter ended January 2, 2010, the Company repurchased $2.4 million of the outstanding convertible notes for a gain of approximately $0.2 million, net of issue cost write-off.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The carrying amount of the equity component of the convertible notes and the principal amount, unamortized discount and net carrying amount of the liability component of the convertible notes as of January 2, 2010 and June 27, 2009 were as follows (in thousands):

	January 2, 2010	June 27, 2009 (As adjusted)
Equity component of convertible notes	$8,673	$8,849
Principal amount of convertible notes	$44,950	$48,350
Unamortized discount of convertible notes	(4,654)	(6,277)

Liability component of convertible notes	$40,296	$42,073

The effective interest rate, contractual interest expense and amortization of debt discount for the convertible notes for the quarter and two quarters ended January 2, 2010 and December 27, 2008 were as follows:

	Quarter ended		Two Quarters ended
	January 2, 2010 (13 weeks)	December 27, 2008 (As adjusted) (13 weeks)	January 2, 2010 (27 weeks)	December 27, 2008 (As adjusted) (26 weeks)
Effective interest rate	10.5%	10.5%	10.5%	10.5%
(in thousands):
Interest expense - contractual	$454	$656	$970	$1,312
Amortization of debt discount	$605	$768	$1,210	$1,519

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The retrospective adoption of the new convertible debt accounting guidance resulted in the following adjustments to the Company’s Consolidated Statements of Operations for the quarter ended December 27, 2008 (13 weeks):

	Quarter ended December 27, 2008
(in thousands):	As Previously Reported	Adjustments		As Adjusted
Total revenues	$39,107			$39,107
Costs and expenses	146,257			146,257

Operating loss	(107,150)			(107,150)
Gain on the extinguishment of convertible debt, net of issue cost write-off	—			—
Interest income	26			26
Interest expense	(942)	30	(6)	(912)
Amortization of debt discount on convertible notes	—	(768	)(7)	(768)
Other, net	33			33

Loss before income taxes	(108,033)	(738)		(108,771)
Benefit for income taxes	(1,237)	(262	)(8)	(1,499)

Net loss	(106,796)	(476)		(107,272)

Net loss per share - basic	$(8.93)	(0.04)		$(8.97)
Net loss per share - diluted	$(8.93)	(0.04)		$(8.97)

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The retrospective adoption of the new convertible debt accounting guidance resulted in the following adjustments to the Company’s Consolidated Statements of Operations for the two quarters ended December 27, 2008 (26 weeks):

	Two Quarters ended December 27, 2008
(in thousands):	As Previously Reported	Adjustments		As Adjusted
Total revenues	$79,831			$79,831
Costs and expenses	184,333			184,333

Operating loss	(104,502)			(104,502)
Gain on the extinguishment of convertible debt, net of issue cost write-off	252	40	(5)	292
Interest income	61			61
Interest expense	(1,825)	59	(6)	(1,766)
Amortization of debt discount on convertible notes	—	(1,519	)(7)	(1,519)
Other, net	289			289

Loss before income taxes	(105,725)	(1,420)		(107,145)
Benefit for income taxes	(464)	(504	)(8)	(968)

Net loss	(105,261)	(916)		(106,177)

Net loss per share - basic	$(8.83)	(0.08)		$(8.91)
Net loss per share - diluted	$(8.83)	(0.08)		$(8.91)

(1)	This amount represents the cumulative adjustments to debt issuance costs associated with the convertible notes and the cumulative impact on the net deferred tax asset related to the amortization of the debt discount.
(2)	This amount represents the remaining unamortized debt discount on the convertible notes.
(3)	This amount represents the equity component of the convertible notes, net of tax adjustments, due to the amortization of the debt discount.
(4)	This amount represents the cumulative net income impact of the amortization of debt discount, the adjustment to the gain on the extinguishment of convertible debt, net of issue cost write-off (see explanation (6) below) and the associated tax adjustments since inception of the convertible notes.
(5)	This amount represents the adjustment to the gain on the extinguishments of debt, net of issue cost write-off in accordance with the derecognition guidance.
(6)	This amount represents a decrease in interest expense associated with the debt issuance costs, as a portion was written-off to Additional paid-in capital at issue date and a portion is written off at each extinguishment date.
(7)	This amount represents the amortization of the debt discount.
(8)	This amount represents the tax effect of the amortization of the debt discount, debt issuance costs and gain on extinguishment of debt, net of issue cost write-off.

LeCroy’s retrospective adoption does not affect LeCroy’s balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Consolidated Statement of Cash Flows for the two quarters ended December 27, 2008.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. As of January 2, 2010, the Company’s outstanding balance under this agreement was approximately $0.2 million, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at January 2, 2010. The outstanding balance under this facility remains unchanged from June 27, 2009.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.6 million and $1.2 million related to operating leases for the quarter and two quarters ended January 2, 2010, respectively, and approximately $0.7 million and $1.3 million for the quarter and two quarters ended December 27, 2008, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

14. Net Loss Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net loss per common share computations for the quarter and two quarters ended January 2, 2010 and December 27, 2008:

	Quarter ended (13 weeks)		Two Quarters ended
	January 2, 2010	December 27, 2008	January 2, 2010 (27 weeks)	December 27, 2008 (26 weeks)
Numerator:
Net loss, as adjusted (Note 12)	$(281)	$(107,272)	$(763)	$(106,177)

Denominator:
Weighted average shares outstanding:
Basic	12,387	11,962	12,323	11,922
Employee stock options and other	—	—	—	—

Diluted	12,387	11,962	12,323	11,922

The computations of diluted EPS for the quarters ended January 2, 2010 and December 27, 2008 do not include approximately 2.2 million and 1.9 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the two quarters ended January 2, 2010 and December 27, 2008 do not include approximately 2.1 million and 1.6 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

15. Income Taxes

The effective income tax rate for the quarter and two quarters ended January 2, 2010 was (74.0)% and (14.4)%, respectively, compared to an effective income tax rate of 1.1% and 0.4% for the quarter and two quarters ended December 27, 2008, respectively. The effective tax rate for the quarter and two quarters ended January 2, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.1 million and $0.2 million, respectively. The effective income tax rate for the quarter and two quarters ended December 27, 2008 includes the effect of a non-deductible goodwill impairment charge of $103.8 million, the write-off of a deferred tax asset related to equity-based compensation of $0.4 million, partially offset by a reduction of tax expense of $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008 (“The Act”), passed into law on October 3, 2008.

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

At January 2, 2010, the Company’s net domestic deferred tax assets amounted to approximately $12.3 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain state investment tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to most of the net domestic deferred tax assets, recovery is primarily dependent on achieving the forecast of future operating income, as well as prudent tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At January 2, 2010, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.9 million, approximately $2.1 million are reflected as a non-current liability and approximately $8.8 million are reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.5 million of net unrecognized tax benefits will be recognized during the next twelve months and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of January 2, 2010, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

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

16. Geographic Revenue and Assets

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended (13 weeks)		Two Quarters Ended
	January 2, 2010	December 27, 2008	January 2, 2010 (27 weeks)	December 27, 2008 (26 weeks)
North America	$13,387	$11,469	$26,616	$22,970
Europe/Middle East	11,955	16,817	19,912	32,268
Japan	1,149	3,803	2,120	6,618
Asia/Pacific	4,507	7,018	10,351	17,975

Total revenues	$30,998	$39,107	$58,999	$79,831

Total assets by geographic area are as follows:

	January 2, 2010	June 27, 2009
North America	$85,527	$91,597
Europe/Middle East	12,885	11,169
Japan	2,187	1,541
Asia/Pacific	3,873	3,371

Total assets	$104,472	$107,678

Total Property, plant and equipment, net by geographic area are as follows:

	January 2, 2010	June 27, 2009
North America	$19,727	$20,795
Europe/Middle East	529	644
Japan	230	217
Asia/Pacific	253	161

Total long-lived assets	$20,739	$21,817

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In December 2007, the FASB issued new guidance on business combinations. It established the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. Further, it required that acquisition-related costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. Additionally, disclosure requirements were established to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new accounting guidance applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. The Company will apply the provisions under the new guidance to future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of the Company’s 2010 fiscal year. At January 2, 2010, approximately $2.5 million of unrecognized tax benefits are related to a prior acquisition and would impact the effective tax rate, if recognized.

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

18. Subsequent Events

Management has evaluated events and transactions subsequent to January 2, 2010 through February 11, 2010, which is the date the financials statements were issued and has determined that no additional disclosures are required.

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

We recorded a goodwill impairment charge of approximately $105.8 million in the quarter ended December 27, 2008.

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 is a fifty-three week year and, as a result, the two quarters ended January 2, 2010 represented a 27-week period compared to a 26-week period for the two quarters ended December 27, 2008.

Business Realignment Initiatives

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, we recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”) . This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009.

In the second quarter of fiscal 2010, as a result of a continued effort to streamline expenses internationally, we recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reductions of three employees or approximately 0.7% of the workforce as compared to June 27, 2009.

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

Recent Accounting Pronouncements

See Note 17 “New Accounting Pronouncements” for additional information on recent pronouncements adopted and not yet adopted. Currently we have not adopted the new accounting guidance on revenue recognition effective for fiscal years beginning on or after June 15, 2010, which permits early adoption.

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

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and two quarters ended January 2, 2010 and December 27, 2008.

(Unaudited)	Quarter ended (13 weeks)		Two Quarters ended
	January 2, 2010	December 27, 2008 (as adjusted)	January 2, 2010 (27 weeks)	December 27, 2008 (26 weeks) (as adjusted)
Revenues:
Test and measurement products	91.6%	94.5%	91.9%	94.4%
Service and other	8.4	5.5	8.1	5.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	41.4	48.2	42.6	45.8

Gross profit	58.6	51.8	57.4	54.2
Operating expenses:
Selling, general and administrative	32.8	32.8	32.3	31.8
Research and development	22.1	22.5	22.0	20.8
Impairment of goodwill	—	270.5	—	132.5

Total operating expenses	54.9	325.8	54.3	185.1
Operating income (loss)	3.7	(274.0)	3.1	(130.9)
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	0.8	—	1.0	0.4
Interest income	0.1	0.1	0.1	0.1
Interest expense	(2.8)	(2.3)	(2.8)	(2.2)
Amortization of debt discount	(2.0)	(2.0)	(2.1)	(1.9)
Other, net	(0.3)	0.1	(0.4)	0.3

Other expense, net	(4.2)	(4.1)	(4.2)	(3.3)
Loss before income taxes	(0.5)	(278.1)	(1.1)	(134.2)
Provision (benefit) for income taxes	0.4	(3.8)	0.2	(1.2)

Net loss	(0.9)%	(274.3)%	(1.3)%	(133.0)%

Comparison of the Quarter Ended January 2, 2010 and December 27, 2008

Total revenues were approximately $31.0 million for the quarter ended January 2, 2010, compared to $39.1 million for the comparable prior year period, representing a decrease of 20.7%, or approximately $8.1 million, primarily as a result of a measurable decline in sales of Test and measurement products. High-end oscilloscope sales increased over the prior year period and favorable foreign currency impacted revenue by approximately $1.3 million. However, these gains were more than offset by declines in both mid-range and low-end oscilloscope sales, which were more heavily impacted by the economic downturn.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $2.6 million for the quarter ended January 2, 2010, representing an increase of approximately 21.1% or $0.5 million, compared to approximately $2.2 million for the comparable prior year period. The increase was primarily the result of revenue earned from a research and development arrangement entered into in the first quarter of fiscal 2010 and other services.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Quarter Ended January 2, 2010	percentage	Quarter Ended December 27, 2008	percentage
North America	$13,387	43.2%	$11,469	29.3%
Europe/Middle East	11,955	38.6	16,817	43.1
Japan	1,149	3.7	3,803	9.7
Asia/Pacific	4,507	14.5	7,018	17.9

Total revenues	$30,998	100.0%	$39,107	100.0%

For the quarter ended January 2, 2010 geographic revenues were lower in terms of dollars and percentages in all regions, except North America, due to the worldwide economic downturn, despite positive foreign exchange impact. Gains in North America were attributable to increased sales of our high-end oscilloscopes, driven more by the technological advantages we are providing to our customers than the negative impact of the economic environment.

Gross profit for the quarter ended January 2, 2010 was approximately $18.2 million, or 58.6% gross margin, compared to approximately $20.3 million, or 51.8% gross margin, for the comparable prior year period. The gross margin for the quarter ended December 27, 2008 was negatively impacted by an approximate $2.7 million charge for the write-down of inventory and approximately $0.1 million of severance costs, as a result of realignment initiatives and change in product strategy. The gross margin for the quarter ended January 2, 2010 was positively impacted by revenue earned from a research and development arrangement entered into in the first quarter of fiscal 2010. Absent these charges, the gross margin percentage was slightly less than the prior year comparable period.

Selling, general and administrative (“SG&A”) expense was approximately $10.2 million for the quarter ended January 2, 2010 as compared to approximately $12.8 million for the quarter ended December 27, 2008, representing a decrease of approximately 20.8% or $2.7 million. The decrease was mainly attributable to our extensive cost-reduction program that began during the prior year comparable period which included reductions in workforce, compensation and other employee benefits. Business realignment charges for the quarter ended January 2, 2010 were approximately $0.1 million as compared to approximately $0.8 million for the quarter ended December 27, 2008, offset by an increase to share-based compensation expense in the current quarter. In the second quarter of fiscal 2010, share-based compensation expense was approximately $0.8 million as compared to $0.1 million in the second quarter of fiscal 2009. As a percentage of total revenues, SG&A expense remained flat at approximately 32.8% in both comparable quarters.

Research and development (“R&D”) expense was approximately $6.8 million for the quarter ended January 2, 2010, compared to approximately $8.8 million for the comparable prior year period, a decrease of approximately 22.4% or $2.0 million. The decrease resulted primarily from our extensive cost-reduction program that began in the second quarter of fiscal 2009 and no business realignment charges in the current quarter as compared to approximately $0.6 million for the quarter ended December 27, 2008. Share-based compensation increased from approximately $0.1 million for the quarter ended December 27, 2008 to approximately $0.3 million for the quarter ended January 2, 2010. As a percentage of total revenues, R&D expense decreased slightly over the prior year comparable quarter.

Other expense, net, consists primarily of gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes. Other expense, net was approximately $1.3 million in the second quarter of fiscal 2010 compared to approximately $1.6 million for the second quarter of fiscal 2009. Net interest expense was approximately $0.8 million for the quarter ended January 2, 2010 as compared to approximately $0.9 million for the comparable prior period. In addition, there was a foreign exchange loss of approximately $0.1 million in the second quarter of fiscal 2010 as compared to almost zero foreign exchange impact in the second quarter of fiscal 2009, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies. The current quarter also includes a gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $0.3 million, as we repurchased $2.4 million of our outstanding convertible notes. Due to the adoption of new accounting guidance related to our convertible notes, we recorded approximately $0.6 million of non-cash amortization expense in the second quarter of fiscal 2010 compared to approximately $0.8 million of non-cash amortization expense in the second quarter of fiscal 2009. The decrease is due to the impact of convertible note repurchases more than offsetting the accretion of the debt discount. See Note 12 “Debt and Capital Leases” for further details related to the retrospective adoption.

Comparison of the Two Quarters Ended January 2, 2010 and December 27, 2008

Total revenues were approximately $59.0 million for the two quarters ended January 2, 2010, compared to $79.8 million for the comparable prior year period, representing a decrease of approximately $20.8 million, or 26.1%, primarily as a result of a measurable decline in sales of Test and measurement products, driven by the worldwide economic downturn. This decrease was only slightly offset by an additional week of sales in our fiscal 2010 year, as the two quarters ended January 2, 2010 included 27-weeks versus 26-weeks for the two quarters ended December 27, 2008, along with positive foreign currency impact of approximately $0.6 million. Our sales were impacted by our customers reducing staffing levels and therefore their need for capital equipment, as well as postponing and reducing spending.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $4.8 million for the two quarters ended January 2, 2010, representing an increase of approximately 8.0% or a $0.4 million, compared to $4.5 million for the comparable prior year period. The increase was primarily the result of revenue earned from a research and development arrangement and other services, slightly offset by a decline in customer upgrade purchases furthered by the economic downturn.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Two Quarters Ended January 2, 2010 (27 weeks)	percentage	Two Quarters Ended December 27, 2008 (26 weeks)	percentage
North America	$26,616	45.2%	$22,970	28.8%
Europe/Middle East	19,912	33.7	32,268	40.4
Japan	2,120	3.6	6,618	8.3
Asia/Pacific	10,351	17.5	17,975	22.5

Total revenues	$58,999	100.0%	$79,831	100.0%

For the two quarters ended January 2, 2010, geographic revenues were lower in terms of dollars and percentages in all regions, except North America, due to the worldwide economic downturn. North America gains were attributable to strong sales of our high bandwidth oscilloscopes.

Gross profit for the two quarters ended January 2, 2010 was approximately $33.8 million, or 57.4% gross margin, compared to $43.3 million, or 54.2% gross margin, for the comparable prior year period. The gross margin for the two quarters ended December 27, 2008 was negatively impacted by an approximate $2.7 million charge for the write-down of inventory and approximately $0.1 million of severance costs, as a result of realignment initiatives and change in product strategy. The gross margin for the two quarters ended January 2, 2010 was positively impacted by revenue earned from a research and development arrangement entered into in the first quarter of fiscal 2010. Absent these charges, the gross margin percentage was slightly less than the prior year comparable period.

Selling, general and administrative (“SG&A”) expense was approximately $19.1 million for the two quarters ended January 2, 2010 compared to approximately $25.4 million for the two quarters ended December 27, 2008, representing a decrease of approximately $6.4 million or 25.0%. The decrease was mainly attributable to our extensive cost-reduction program that began during the second quarter of fiscal 2009, along with a decrease in business realignment charges of approximately $0.6 million. These reductions were partially offset by an increase in stock-based compensation expense of approximately $0.7 million and an additional week of compensation expense, as the current fiscal year period represented a 27-week period versus a 26-week period in the prior comparable period. As a percentage of total revenues, SG&A expense remained relatively flat at approximately 32.0% in both periods.

Research and development (“R&D”) expense was approximately $13.0 million for the two quarters ended January 2, 2010, compared to $16.6 million for the comparable prior year period, a decrease of approximately 22.0% or $3.7 million. The decrease primarily resulted from our extensive cost-reduction program that began during the second quarter of fiscal 2009 along with no business realignment charge in the current period, as compared to an approximate $0.6 million charge in fiscal 2009, partially offset by an increase in share-based compensation expense of approximately $0.2 million and an additional week of compensation expense, as the two quarters ended in fiscal 2010 represent a 27-week period versus a 26-week period in fiscal 2009. As a percentage of total revenues, R&D expense increased from 20.8% for the two quarters ended December 27, 2008 to 22.0% for the two quarters ended January 2, 2010, primarily as a result of a lower sales base.

Other expense, net, consists primarily of gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes. Other expense, net was approximately $2.5 million in for the two quarters ended January 2, 2010 compared to approximately

$2.6 million for the two quarters ended December 27, 2008. Net interest expense was approximately $1.6 million for the two quarters ended January 2, 2010 as compared to approximately $1.7 million for the comparable prior period. In addition, there was a foreign exchange loss of approximately $0.3 million for the two quarters ended in fiscal 2010 as compared to a foreign exchange gain of approximately $0.3 million for the two quarters ended in fiscal 2009, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies. The current fiscal quarters of 2010 also included a gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $0.6 million, as we repurchased $3.4 million of our outstanding convertible notes as compared to approximately $0.3 million for the two quarters ended December 27, 2008. Due to the adoption of new accounting guidance related to our convertible notes, we recorded approximately $1.2 million of non-cash amortization expense on a year to date basis in fiscal 2010 as compared to approximately $1.4 million of non-cash amortization expense in the two quarters ended in fiscal 2009. The decrease is due to the impact of convertible note repurchases more than offsetting the accretion of the debt discount. See Note 12 “Debt and Capital Leases” for further details related to the retrospective adoption.

Income Taxes

Our effective income tax rate for the quarter and two quarters ended January 2, 2010 was (74.0)% and (14.4)%, respectively, compared to an effective income tax rate of 1.1% and 0.4% for the quarter and two quarters ended December 27, 2008, respectively. Our effective tax rate for the quarter and two quarters ended January 2, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.1 million and $0.2 million, respectively. Our effective income tax rate for the quarter and two quarters ended December 27, 2008 includes the effect of a non-deductible goodwill impairment charge of $103.8 million, the write-off of a deferred tax asset related to equity-based compensation of $0.4 million, partially offset by a reduction of tax expense of $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008 (“The Act”), passed into law on October 3, 2008.

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

At January 2, 2010, our net domestic deferred tax assets amounted to approximately $12.3 million. We have considered the realizability of the deferred tax assets and concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain state investment tax credit carryforwards that are not anticipated to be realized. Although we determined that a valuation allowance was not required with respect to most of the net domestic deferred tax assets, recovery is primarily dependent on achieving the forecast of future operating income, as well as prudent tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

Liquidity and Capital Resources

Cash and cash equivalents at January 2, 2010 were approximately $9.3 million compared to approximately $6.4 million at June 27, 2009.

Net cash provided by operating activities was approximately $5.1 million for the two quarters ended January 2, 2010 compared to net cash used in operating activities of approximately $1.2 million in the same period last year. The net cash provided by operating activities in fiscal 2010 was attributable to working capital contributions of approximately $0.5 million. The fiscal 2010 net loss of approximately $0.8 million and non-cash gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $0.6 million was offset by non-cash depreciation and amortization of approximately $2.7 million, share-based compensation expense of approximately $2.0 million and debt related amortization of approximately $1.4 million. The net cash used in operations in fiscal 2009 was due to net loss of approximately $106.2 million, working capital requirements of approximately $4.8 million and deferred income taxes of approximately $1.8 million, partially offset by a non-cash goodwill impairment charge of approximately $105.8 million, non-cash depreciation and amortization of approximately $3.2 million, debt related amortization of approximately $1.8 million and share-based compensation of approximately $1.0 million.

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $1.2 million in the two quarters ended January 2, 2010 compared to approximately $2.6 million in the same period in fiscal 2009. This decrease was due to less discretionary capital spending under our cost-reduction program.

Net cash used in financing activities was approximately $1.1 million in the two quarters ended January 2, 2010 compared to net cash provided by financing activities of approximately $2.8 million in the same period in fiscal 2009. Net cash used in financing activities was primarily due to the repurchase of convertible notes of approximately $3.8 million (cash payments for principal), partially offset by borrowing of approximately $2.5 million under our line of credit. Net cash provided by financing activities in fiscal 2009 was primarily the result of net borrowings under the credit line of $6.0 million, partially offset by the repurchase of convertible notes of approximately $2.8 million (cash payments for principal) and the purchase of treasury shares for approximately $0.7 million.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of January 2, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$557	431	126	—	—
Supplier agreements	903	903	—	—	—
Operating lease obligations	5,594	2,051	2,548	995	—
Vendor supplied capital lease agreement	195	195	—	—	—
Convertible notes (1)	44,950	—	44,950	—	—
Revolving credit obligation (2)	20,000		20,000

Total (3)	$72,199	$3,580	$67,624	$995	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require us to repurchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The revolving credit facility expires on July 15, 2011, unless, in the absence of any default, extended by us to April 15, 2012, contingent on the waiver or extension of the first redemption date of our Convertible notes.
(3)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 annual meeting of stockholders was held on November 18, 2009. At the meeting, our stockholders approved two proposals presented pursuant to the vote totals indicated below:

Proposal 1

Election of Directors

Nominees	For	Withheld
William G. Scheerer	10,062,410	1,115,017
Allyn C. Woodward, Jr.	10,061,819	1,115,608

Proposal 2

To approve amendments to the Company’s Amended and Restated 1995 Employee Stock Purchase Plan to extend the termination date of the plan to November 30, 2015 and to increase by 800,000 shares the number of shares of Common Stock reserved for issuance under the plan.

For	Against	Abstain*	Broker Non-Votes*
8,108,940	250,303	12,000	2,806,184

*	Shares that reflect abstentions or “broker non-votes” are counted for purposes of determining whether a quorum is present for the transaction of business at the annual meeting, but are not counted as votes on any proposals presented at the annual meeting.

As of the close of business on September 23, 2009, the record date, we had outstanding 12,498,110 shares of Common Stock, $0.01 par value. Proxies representing 11,177,427 shares or approximately 89% of the eligible voting shares were tabulated. For information regarding the vote required for the approval of the matters voted on at the annual meeting, please see the Company’s 2009 Proxy Statement.

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

Date: February 11, 2010	LeCROY CORPORATION

/s/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer