Form 10-Q
period 2010-04-03
LECROY CORP
filed 2010-05-04
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

The number of shares of common stock outstanding as of April 26, 2010 was 12,659,011.

LeCROY CORPORATION

FORM 10-Q

INDEX

		Page No.
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Consolidated Balance Sheets (Unaudited) as of April 3, 2010 and June 27, 2009	1

	Consolidated Statements of Operations (Unaudited) for the Quarter ended April 3, 2010 (13 weeks) and March 28, 2009 (13 weeks) and Three Quarters ended April 3, 2010 (40 weeks) and March 28, 2009 (39 weeks)	2

	Consolidated Statements of Cash Flows (Unaudited) for the Three Quarters ended April 3, 2010 (40 weeks) and March 28, 2009 (39 weeks)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

	PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

Signature		34

LeCroy® , Wavelink®, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, CATC™, WaveAce® and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	April 3, 2010	June 27, 2009 As Adjusted (Note 12)
ASSETS

Current assets:
Cash and cash equivalents	$8,721	$6,413
Accounts receivable, net of reserves of $652 and $692 at April 3, 2010 and June 27, 2009, respectively	25,511	25,209
Inventories, net	30,665	34,987
Other current assets	10,865	11,564

Total current assets	75,762	78,173
Property, plant and equipment, net	20,250	21,817
Intangible assets, net	432	502
Other non-current assets	7,766	7,186

Total assets	$104,210	$107,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,607	$14,169
Accrued expenses and other current liabilities	12,775	12,983

Total current liabilities	25,382	27,152
Long-term bank debt	20,000	17,500
Convertible notes, net of unamortized discount of $3,578 and $6,277, respectively	36,072	42,073
Deferred revenue and other non-current liabilities	3,541	3,635

Total liabilities	84,995	90,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of April 3, 2010 and June 27, 2009)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,658,466 shares issued and outstanding at April 3, 2010 and 12,900,551 shares issued at June 27, 2009)	127	129
Additional paid-in capital	124,575	125,904
Accumulated other comprehensive income	2,425	1,862
Accumulated deficit	(107,912)	(107,479)
Treasury stock, at cost (403,215 shares at June 27, 2009)	—	(3,098)

Total stockholders’ equity	19,215	17,318

Total liabilities and stockholders’ equity	$104,210	$107,678

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended (13 weeks)		Three Quarters Ended
In thousands, except per share data	April 3, 2010	March 28, 2009 As Adjusted (Note 12)	April 3, 2010 (40 weeks)	March 28, 2009 As Adjusted (Note 12) (39 weeks)
Revenues:
Test and measurement products	$31,150	$24,725	$85,341	$100,103
Service and other	2,433	2,198	7,241	6,651

Total revenues	33,583	26,923	92,582	106,754
Cost of revenues	13,502	12,621	38,656	49,149

Gross profit	20,081	14,302	53,926	57,605
Operating expenses:
Selling, general and administrative	11,889	11,352	30,959	36,774
Research and development	7,232	8,185	20,190	24,797
Impairment of goodwill	—	—	—	105,771

Total operating expenses	19,121	19,537	51,149	167,342

Operating income (loss)	960	(5,235)	2,777	(109,737)
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	150	8,597	761	8,889
Interest income	2	19	31	80
Interest expense	(780)	(896)	(2,423)	(2,662)
Amortization of debt discount on convertible notes	(543)	(743)	(1,753)	(2,262)
Other, net	109	242	(161)	531

Other (expense) income, net	(1,062)	7,219	(3,545)	4,576

(Loss) income before income taxes	(102)	1,984	(768)	(105,161)
(Benefit) provision for income taxes	(432)	419	(335)	(549)

Net income (loss)	$330	$1,565	$(433)	$(104,612)

Net income (loss) per common share:
Basic	$0.03	$0.13	$(0.03)	$(8.75)
Diluted	$0.03	$0.13	$(0.03)	$(8.75)
Weighted average number of common shares:
Basic	12,476	12,037	12,373	11,960
Diluted	12,678	12,098	12,373	11,960

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Three Quarters ended
	April 3, 2010 (40 weeks)	March 28, 2009 As Adjusted (Note 12) (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(433)	$(104,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	—	105,771
Depreciation and amortization	3,960	4,925
Share-based compensation	3,737	1,759
Amortization of debt issuance costs	356	405
Amortization of debt discount on convertible notes	1,753	2,262
Deferred income taxes	7	(1,233)
Gain on extinguishment of convertible debt, net of issue cost write-off	(761)	(8,889)
Loss on disposal of property, plant and equipment	24	40
Change in operating assets and liabilities:
Accounts receivable	133	5,773
Inventories	3,557	(4,994)
Other current and non-current assets	(137)	(154)
Accounts payable, accrued expenses and other liabilities	(2,344)	(7,444)

Net cash provided by (used in) operating activities	9,852	(6,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,519)	(2,950)

Net cash used in investing activities	(1,519)	(2,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	8,500	18,500
Repurchase of convertible notes	(8,603)	(8,378)
Payments made on capital leases	(188)	(174)
Repayment of borrowings under credit line	(6,000)	(3,000)
Proceeds from employee stock purchase and option plans	234	397
Purchase of treasury shares	—	(685)

Net cash (used in) provided by financing activities	(6,057)	6,660

Effect of exchange rate changes on cash and cash equivalents	32	(741)

Net increase (decrease) in cash and cash equivalents	2,308	(3,422)
Cash and cash equivalents at beginning of the period	6,413	10,224

Cash and cash equivalents at end of the period	$8,721	$6,802

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,548	$1,517
Income taxes, net of refunds	69	246
Non-cash transactions:
Transfer of inventory into property, plant and equipment	803	1,629

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

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements as well as the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, uncertain tax positions, valuation of deferred tax assets, the effective income tax rate and geographical distribution of taxable income, valuation of long-lived assets, share-based compensation expense, estimation of warranty liabilities and the separation of the convertible notes between debt and equity. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

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

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 is a fifty-three week year and, as a result, the three quarters ended April 3, 2010 represent a 40-week period compared to a 39-week period for the three quarters ended March 28, 2009.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended April 3, 2010 and March 28, 2009 is approximately $1.8 million and $0.7 million, respectively. For the three quarters ended April 3, 2010 and March 28, 2009, total share-based compensation is approximately $3.7 million and $1.8 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and three quarters ended April 3, 2010 and March 28, 2009:

	Quarter Ended April 3, 2010	Three quarters Ended April 3, 2010	Quarter Ended March 28, 2009	Three quarters Ended March 28, 2009
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.32%-2.47%	2.19%-2.57%	1.97%-1.99%	1.97%-3.23%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.07%-56.10%	56.07%-59.01%	49.96%-51.11%	41.12%-51.11%
Weighted average fair value of options granted	$2.01	$1.97	$0.70	$1.05

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in the Company’s stock options for the quarter and three quarters ended April 3, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 27, 2009	2,426,394	$7.45
Granted	4,000	$3.89
Exercised	(3,351)	$0.45
Expired	(44,829)	$17.00
Forfeited	(11,535)	$2.49

Outstanding at October 3, 2009	2,370,679	$7.30	5.14	$1,154
Granted	126,429	$3.93
Exercised	(1,675)	$0.45
Expired	(31,568)	$9.36
Forfeited	(3,240)	$2.33

Outstanding at January 2, 2010	2,460,625	$7.11	5.09	$1,011
Granted	13,500	$4.01
Exercised	(21,460)	$1.56
Expired	—	$—
Forfeited	(41,195)	$3.38

Outstanding at April 3, 2010	2,411,470	$7.20	4.82	$2,736

Vested and expected to vest at April 3, 2010	2,325,910	$7.32	4.59	$2,631

Exercisable at April 3, 2010	1,243,998	$10.44	3.75	$1,021

Approximately 121,000 immediately vested options were granted during the second quarter ended January 2, 2010, representing an annual grant to the board of directors.

The total intrinsic value of stock options exercised during the quarter and three quarters ended April 3, 2010 was approximately $0.1 million as compared to approximately zero for the quarter and three quarters ended March 28, 2009.

As of April 3, 2010, there was approximately $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. Less than $0.1 million of compensation cost was capitalized in inventory for the quarters ended April 3, 2010 and March 28, 2009. For the three quarters ended April 3, 2010 and March 28, 2009, approximately $0.1 million and less than $0.1 million was capitalized in inventory, respectively.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter and three quarters ended April 3, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at June 27, 2009	251,784	$10.47
Granted	—	$—
Vested	(35,816)	$12.32
Forfeited	(2,608)	$11.53

Non-vested stock at October 3, 2009	213,360	$10.14
Granted	47,702	$3.92
Vested	(81,451)	$8.08
Forfeited	(642)	$8.46

Non-vested stock at January 2, 2010	178,969	$9.43
Granted	—	$—
Vested	(9,187)	$9.50
Forfeited	(2,993)	$9.28

Non-vested stock at April 3, 2010	166,789	$9.43

Non-vested stock is included in the issued number of shares presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share. Non-vested stock granted in the second quarter ended January 2, 2010 represents the annual grant of immediately vested awards for the board of directors.

As of April 3, 2010, there was approximately $1.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 1.4 years.

Employee Stock Purchase Plan (ESPP)

As of April 3, 2010 and June 27, 2009, there was approximately $0.1 million of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At April 3, 2010, there was approximately $3.8 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended April 3, 2010	Quarter Ended June 27, 2009
Expected holding period (years)	3.8	4.4
Risk-free interest rate	1.87% - 2.11%	1.40% - 2.53%
Dividend yield	0.0%	0.0%
Expected volatility	57.67% -62.90%	56.91% -61.53%
Weighted average fair value of SARs granted and outstanding	$2.02	$1.12

The fair value of the SARs is liability classified because the awards are payable in cash. As of April 3, 2010 and June 27, 2009, there was approximately $2.5 million and $0.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter and three quarters ended April 3, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 27, 2009	3,329,000	$6.81

Outstanding at October 3, 2009	3,329,000	$6.81	5.41	$—

Outstanding at January 2, 2010	3,329,000	$6.81	5.16	$—

Outstanding at April 3, 2010	3,329,000	$6.81	4.91	$973

Vested and expected to vest at April 3, 2010	3,203,892	$6.83	4.86	$918

Exercisable at April 3, 2010	742,000	$7.87	3.16	$—

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.1 million and $0.5 million for the quarter and three quarters ended April 3, 2010, respectively as compared to approximately $0.1 million and $0.3 million for the quarter and three quarters ended March 28, 2009, respectively.

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

Effective in the first quarter of fiscal 2010, the Company entered into a research and development and distribution agreement with a third party. Both the Company and the third party are active participants in the development efforts and are exposed to risks and rewards dependent on the commercial success of the product development. LeCroy is solely responsible for providing the development efforts contemplated under the agreement and will retain all title and intellectual property rights for any product

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

developed under the agreement. The Company will utilize its own personnel, facilities, equipment, computer software and information in order to meet the obligations under the agreement. The payments owed by the third party are nonrefundable and are not based on milestone deliverables and are not tied directly to any development spending made by the Company. The Company recognized approximately $0.3 million and $0.8 million in other revenue related to this agreement in the quarter and three quarters ended April 3, 2010, respectively. Revenue is being recognized ratably over the three year term of the agreement. Any research and development costs incurred in conjunction with this arrangement are recognized as incurred.

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

4. Business Realignment and Restructuring Initiatives

Fiscal 2010 Business Realignment

In the third quarter of fiscal 2010, as a result of administrative changes, the Company recorded severance of approximately $0.2 million, which was expensed to Selling, general and administrative (“SG&A”), resulting from a headcount reduction. As of April 3, 2010 approximately $0.2 remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2011.

In the second quarter of fiscal 2010, as a result of continued efforts to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reduction of three employees or approximately 0.8% of the workforce as compared to June 27, 2009. As of April 3, 2010, approximately $0.1 million has been paid in cash and no liability remains.

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009. As of April 3, 2010, approximately $0.1 million has been paid in cash and no liability remains.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014. As of April 3, 2010, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.4 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the fourth quarter of fiscal 2009, in an effort to further streamline expenses in response to the economic environment, the Company recorded severance of approximately $0.2 million, of which less than $0.1 million was expensed to Cost of revenues, approximately $0.1 million was expensed to SG&A and less than $0.1 million was expensed to Research and development. This resulted from headcount reductions of twelve employees or approximately 2.6% of the workforce as compared to June 28, 2008. As of April 3, 2010, approximately $0.2 million has been paid in cash and no liability remains.

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of April 3, 2010, approximately $2.3 million has been paid in cash, and approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In the second quarter of fiscal 2009, in an effort to streamline expenses in anticipation of further deterioration in the economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, approximately $0.8 million was expensed to SG&A and approximately $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of the workforce as compared to June 28, 2008. As of April 3, 2010, approximately $1.5 million has been paid in cash and no liability remains.

5. Derivative Instruments and Fair Value

The Company is exposed to global market exchange rate risks and, as a result, enters into forward foreign exchange contracts to manage financial exposures resulting from changes in foreign currency rates. These forward exchange agreements are 30-day forward contracts, which are monitored and updated on a monthly basis, and used to reduce exposure to fluctuation on foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currency. The Company does not use derivative financial instruments for trading or other speculative purposes.

The Company’s forward contracts are not accounted for as hedges. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized in Other, net in the Consolidated Statement of Operations.

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and three quarters ended April 3, 2010 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter ended April 3, 2010 Amount of Gain/(Loss) Recognized in Income on Derivatives	Three quarters ended April 3, 2010 Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign exchange forward contracts	Other, net	$178	$619

The net gains or losses resulting from changes in the fair value of these derivatives, as presented above, combined with the net gains or losses resulting from transactions denominated in other than their functional currencies were approximately $0.1 million gain for the quarter ended April 3, 2010 and approximately $0.2 million loss for the three quarters ended April 3, 2010, as compared to net gains of approximately $0.3 and $0.5 million for the quarter and three quarters ended March 28, 2009, respectively.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at April 3, 2010	Notional Amount at June 27, 2009
Buy Swiss Francs for US Dollars	$8.8	$9.4
Buy Japanese Yen for US Dollars	2.2	0.4
Sell Euros for US Dollars	3.5	3.1
Sell Euros for Swiss francs	2.3	3.2
Other foreign currency forwards	1.1	1.4

Total	$17.9	$17.5

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of April 3, 2010, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$22	—	$22	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$26	—	$26	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of almost zero at April 3, 2010 as compared to a net asset of approximately $0.1 million at June 27, 2009.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Comprehensive (Loss) Income

	Quarter ended		Three quarters ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net income (loss) , as adjusted (Note 12)	$330	$1,565	$(433)	$(104,612)
Foreign currency translation (loss) gain	(346)	(1,278)	563	(2,694)

Comprehensive (loss) income	$(16)	$287	$130	$(107,306)

7. Inventories, net

Inventories consist of the following (in thousands):

	April 3, 2010	June 27, 2009
Raw materials	$8,583	$8,351
Work in process	7,031	6,590
Finished goods	15,051	20,046

Total	$30,665	$34,987

The value of demonstration units included in finished goods was approximately $10.1 million and $11.3 million at April 3, 2010 and June 27, 2009, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $3.6 million and $5.8 million at April 3, 2010 and June 27, 2009, respectively.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	April 3, 2010	June 27, 2009
Deferred tax assets, net	$5,831	$6,399
Prepaid taxes	376	619
Prepaid deposits	832	729
Other receivables	1,269	776
Value-added tax receivable	496	820
Other	2,061	2,221

Total	$10,865	$11,564

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	April 3, 2010	June 27, 2009
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,296	$8,296
Accumulated amortization		(8,178)	(8,147)

Net carrying amount		$118	$149

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,278)	(1,239)

Net carrying amount		$314	$353

Total Net carrying amount	3.4 years	$432	$502

Amortization expense for intangible assets, all with finite lives, was less than $0.1 million and approximately $0.1 million for the quarter and three quarters ended April 3, 2010, as compared to approximately $0.1 million and $0.4 million for the quarter and three quarters ended March 28, 2009, respectively. The cost of an amortizable intangible asset is expensed on a straight-line basis over the estimated economic life of the asset.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	April 3, 2010	June 27, 2009
Deferred tax assets, net, as adjusted (Note 12)	$6,553	$5,646
Deferred financing costs on convertible notes, as adjusted (Note 12)	475	784
Other	738	756

Total	$7,766	$7,186

The Company recorded a goodwill impairment charge of approximately $105.8 million in the quarter ended December 27, 2008.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 3, 2010	June 27, 2009
Compensation and benefits, including severance	$6,889	$6,479
Income taxes	—	135
Warranty	851	905
Deferred revenue, current portion (a)	1,236	1,366
Accrued interest on debt	858	447
Retained liabilities from discontinued operations	160	160
Capital leases	131	253
Professional fees	445	896
Other current liabilities	2,205	2,342

Total	$12,775	$12,983

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(a)	The long term portion of Deferred revenue is approximately $0.8 million and $0.9 million for the period ended April 3, 2010 and June 27, 2009, respectively, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	April 3, 2010	June 27, 2009
Balance at beginning of period	$905	$1,313
Accruals for warranties issued during the period	484	538
Warranty costs incurred during the period	(538)	(754)
Change in accrual estimate	—	(192)

Balance at end of period	$851	$905

12. Debt and Capital Leases

Credit Agreement

The Company has a $50.0 million senior, secured, four-year credit agreement which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Credit Agreement will expire on July 15, 2011, unless, in the absence of any default it is extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes. As of April 3, 2010, the Company had $20.0 million outstanding against the credit facility and zero outstanding against the letter of credit subfacility and the swingline loan subfacility.

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

The Company is required to comply with certain financial covenants, measured quarterly, including a minimum interest coverage ratio, minimum total net worth, maximum leverage ratio, minimum fixed charge coverage ratio and limitations on capital expenditures. As of April 3, 2010, the Company was in compliance with its financial covenants.

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

It is the Company’s intention to repay the convertible notes in fiscal 2012 and the outstanding borrowings under the credit facility maturing in fiscal 2012, though a combination of cash generated from operations and working capital, and repayment will also likely require future financing sources such as: (i) new secured bank debt; (ii) the sale or monetization of certain assets; (iii) new unsecured debt; and (iv) issuance of equity and/or equity-like securities.

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

Upon adoption and effective as of the issuance date of the convertible notes, LeCroy recorded approximately $17.9 million of the principal amount to equity, representing a debt discount for the difference between LeCroy’s estimated nonconvertible debt borrowing rate of 10.5% at the time and the 4.0% coupon rate of the convertible notes. This debt discount is amortized as interest expense over the contractual term of the notes using the effective interest method. In addition, LeCroy allocated approximately $0.7 million of the issuance costs to the equity component of the convertible notes and approximately $2.3 million of the issuance costs to the debt component of the convertible notes. The issuance costs were allocated pro rata based on the initial allocation of debt and equity components. The approximate $2.3 million of debt issuance costs allocated to the debt component is amortized as interest expense over the contractual term of the convertible notes using the effective interest method, while the portion allocated to the equity component was charged to Additional paid-in capital at issuance date. The term of the convertible notes for amortization purposes is considered to be five years, as that is the first period in which the redemption feature of the notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date. As of April 3, 2010, approximately $0.5 million of unamortized fees related to the Notes was included in Other non-current assets on the Consolidated Balance Sheet.

The Company also retroactively applied the derecognition guidance. Upon repurchase, the fair value of the liability component immediately prior to extinguishment was measured first and the difference between the fair value of the aggregate consideration paid and the fair value of the liability component was attributed to the reacquisition of the equity component.

Below is a summary of the Company’s repurchases for the quarter and three quarters ended April 3, 2010 and March 28, 2009 (in thousands):

	Quarter ended		Three quarters ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Face value repurchased	$5,300	$14,500	$8,700	$17,150
Gain on extinguishment of convertible debt, net of issue cost write-off	150	8,597	761	8,889

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The carrying amount of the equity component of the convertible notes and the principal amount, unamortized discount and net carrying amount of the liability component of the convertible notes as of April 3, 2010 and June 27, 2009 were as follows (in thousands):

	April 3, 2010	June 27, 2009 (As adjusted)
Equity component of convertible notes	$8,492	$8,849

Principal amount of convertible notes	$39,650	$48,350
Unamortized discount of convertible notes	(3,578)	(6,277)

Liability component of convertible notes	$36,072	$42,073

The effective interest rate, contractual interest expense and amortization of debt discount for the convertible notes for the quarter and three quarters ended April 3, 2010 and March 28, 2009 were as follows:

	Quarter ended		Three quarters ended
	April 3, 2010 (13 weeks)	March 28, 2009 (As adjusted) (13 weeks)	April 3, 2010 (40 weeks)	March 28, 2009 (As adjusted) (39 weeks)
Effective interest rate	10.5%	10.5%	10.5%	10.5%
(in thousands):
Interest expense—contractual	$401	$509	$1,371	$1,821
Amortization of debt discount	$543	$743	$1,753	$2,262

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

The retrospective adoption of the new convertible debt accounting guidance resulted in the following adjustments to the Company’s Consolidated Statements of Operations for the quarter ended March 28, 2009 (13 weeks):

	Quarter ended March 28, 2009
(in thousands):	As Previously Reported	Adjustments		As Adjusted
Total revenues	$26,923			$26,923
Costs and expenses	32,158			32,158

Operating loss	(5,235)			(5,235)
Gain on the extinguishment of convertible debt, net of issue cost write-off	8,570	27	(5)	8,597
Interest income	19			19
Interest expense	(925)	29	(6)	(896)
Amortization of debt discount on convertible notes	—	(743	)(7)	(743)
Other, net	242			242

Income before income taxes	2,671	(687)		1,984
Provision for income taxes	663	(244	)(8)	419

Net income	2,008	(443)		1,565

Net income per share—basic	$0.17	(0.04)		$0.13
Net income per share—diluted	$0.17	(0.04)		$0.13

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The retrospective adoption of the new convertible debt accounting guidance resulted in the following adjustments to the Company’s Consolidated Statements of Operations for the three quarters ended March 28, 2009 (39 weeks):

	Three quarters ended March 28, 2009
(in thousands):	As Previously Reported	Adjustments		As Adjusted
Total revenues	$106,754			$106,754
Costs and expenses	216,491			216,491

Operating loss	(109,737)			(109,737)
Gain on the extinguishment of convertible debt, net of issue cost write-off	8,822	67	(5)	8,889
Interest income	80			80
Interest expense	(2,750)	88	(6)	(2,662)
Amortization of debt discount on convertible notes	—	(2,262	)(7)	(2,262)
Other, net	531			531

Loss before income taxes	(103,054)	(2,107)		(105,161)
Provision (benefit) for income taxes	199	(748	)(8)	(549)

Net loss	(103,253)	(1,359)		(104,612)

Net loss per share - basic	$(8.63)	(0.12)		$(8.75)
Net loss per share - diluted	$(8.63)	(0.12)		$(8.75)

(1)	This amount represents the cumulative adjustments to debt issuance costs associated with the convertible notes and the cumulative impact on the net deferred tax asset related to the amortization of the debt discount.
(2)	This amount represents the remaining unamortized debt discount on the convertible notes.
(3)	This amount represents the equity component of the convertible notes, net of tax adjustments, due to the amortization of the debt discount.
(4)	This amount represents the cumulative net income impact of the amortization of debt discount, the adjustment to the gain on the extinguishment of convertible debt, net of issue cost write-off (see explanation (6) below) and the associated tax adjustments since inception of the convertible notes.
(5)	This amount represents the adjustment to the gain on the extinguishments of debt, net of issue cost write-off in accordance with the derecognition guidance.
(6)	This amount represents a decrease in interest expense associated with the debt issuance costs, as a portion was written-off to Additional paid-in capital at issue date and a portion is written off at each extinguishment date.
(7)	This amount represents the amortization of the debt discount.
(8)	This amount represents the tax effect of the amortization of the debt discount, debt issuance costs and gain on extinguishment of debt, net of issue cost write-off.

LeCroy’s retrospective adoption does not affect LeCroy’s balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Consolidated Statement of Cash Flows for the three quarters ended March 28, 2009.

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

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. As of April 3, 2010, the Company’s outstanding balance under this agreement was approximately $0.1 million, included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at April 3, 2010. The outstanding balance under this facility remains unchanged from June 27, 2009.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.6 million and $1.8 million related to operating leases for the quarter and three quarters ended April 3, 2010, respectively, and approximately $0.6 million and $2.0 million for the quarter and three quarters ended March 28, 2009, respectively.

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

14. Net Income (Loss) Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net loss per common share computations for the quarter and three quarters ended April 3, 2010 and March 28, 2009:

	Quarter ended (13 weeks)		Three quarters ended
	April 3, 2010	March 28, 2009	April 3, 2010 (40 weeks)	March 28, 2009 (39 weeks)
Numerator:
Net income (loss), as adjusted (Note 12)	$330	$1,565	$(433)	$(104,612)

Denominator:
Weighted average shares outstanding:
Basic	12,476	12,037	12,373	11,960
Employee stock options and other	202	61	—	—

Diluted	12,678	12,098	12,373	11,960

The computations of diluted EPS for the quarters ended April 3, 2010 and March 28, 2009 do not include approximately 2.0 million and 2.2 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the three quarters ended April 3, 2010 and March 28, 2009 do not include approximately 2.1 million and 1.3 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

15. Treasury Stock

On May 25, 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. During fiscal 2009 and 2008, the Company purchased 403,215 shares for a total consideration of approximately $3.1 million. During the quarter ended April 3, 2010, the Company retired these shares of its treasury stock.

16. Income Taxes

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income and differences between the book and tax treatment of certain items.

The effective income tax rate for the quarter and three quarters ended April 3, 2010 was 423.5% and 43.6%, respectively, compared to an effective income tax rate of 21.1% and 0.5% for the quarter and three quarters ended March 28, 2009, respectively. The effective tax rate for the three quarters ended April 3, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.2 million and a reduction of tax expense of approximately $0.5 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations. The effective income tax rate for the three quarters ended March 28, 2009 includes: the effect of non-deductible goodwill impairment charges of approximately $103.8 million; the write-off of a deferred tax asset related to equity-based compensation of approximately $0.4 million; partially offset by a reduction of tax expense of approximately $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008, passed into law on October 3, 2008; and a reduction of tax expense of approximately $0.3 million related to the recognition of unrecognized tax benefits due to the expiration of the statute of limitations.

At April 3, 2010, the Company’s net domestic deferred tax assets amounted to approximately $12.3 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain state investment tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to most of the net domestic deferred tax assets, recovery is primarily dependent on achieving the forecast of future operating income, as well as prudent tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At April 3, 2010, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.4 million, approximately $1.6 million are reflected as a non-current liability and approximately $8.8 million are reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of April 3, 2010, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For federal income tax purposes, fiscal 2007 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, (principally California and New York) fiscal 2006 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

17. Geographic Revenue and Assets

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended (13 weeks)		Three Quarters Ended
	April 3, 2010	March 28, 2009	April 3, 2010 (40 weeks)	March 28, 2009 (39 weeks)
North America	$16,148	$7,365	$42,764	$30,335
Europe/Middle East	11,057	11,933	30,969	44,201
Asia/Pacific	6,378	7,625	18,849	32,218

Total revenues	$33,583	$26,923	$92,582	$106,754

Total assets by geographic area are as follows:

	April 3, 2010	June 27, 2009
North America	$86,989	$91,597
Europe/Middle East	10,925	11,169
Asia/Pacific	6,296	4,912

Total assets	$104,210	$107,678

Total Property, plant and equipment, net by geographic area are as follows:

	April 3, 2010	June 27, 2009
North America	$19,325	$20,795
Europe/Middle East	475	644
Asia/Pacific	450	378

Total long-lived assets	$20,250	$21,817

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

18. New Accounting Pronouncements

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

In December 2007, the FASB issued new guidance on business combinations. It established the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value. Further, it required that acquisition-related costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. Additionally, disclosure requirements were established to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new accounting guidance applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of adjustments made to valuation allowances on deferred taxes and acquired tax contingencies. The Company will apply the provisions under the new guidance to future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the beginning of the Company’s 2010 fiscal year. At April 3, 2010, approximately $2.5 million of unrecognized tax benefits are related to a prior acquisition and would impact the effective tax rate, if recognized.

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

19. Subsequent Events

Management has evaluated events and transactions subsequent to April 3, 2010 and has determined that no additional disclosures are required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements, Notes, MD&A and Risk Factors included in our Annual Report filed on Form 10-K for the fiscal year ended June 27, 2009. Our discussion and analysis is an integral part of understanding our financial results. Also refer to “Basis of Presentation and Use of Estimates” in the Notes to the Consolidated Financial Statements.

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

The accounting policies that we believe are the most critical to understanding and evaluating our reported financial results include: revenue recognition; reserves on accounts receivable; allowance for excess and obsolete inventory; uncertain tax positions; valuation of deferred tax assets; the effective income tax rate and geographical distribution of taxable income; valuation of long-lived assets; share-based compensation expense; estimation of warranty liabilities and the separation of convertible notes between debt and equity.

We recorded a goodwill impairment charge of approximately $105.8 million in the three quarters ended March 28, 2009.

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 is a fifty-three week year and, as a result, the three quarters ended April 3, 2010 represented a 40-week period compared to a 39-week period for the three quarters ended March 28, 2009.

Business Realignment Initiatives

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, we recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”) . This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009.

In the second quarter of fiscal 2010, as a result of a continued effort to streamline expenses internationally, we recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reductions of three employees or approximately 0.8% of the workforce as compared to June 27, 2009.

In the third quarter of fiscal 2010, as a result of administrative changes, we recorded severance of approximately $0.2 million, which was expensed to “SG&A” for a headcount reduction.

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

Recent Accounting Pronouncements

See Note 18 “New Accounting Pronouncements” for additional information on recent pronouncements adopted and not yet adopted. Currently we have not adopted the new accounting guidance on revenue recognition effective for fiscal years beginning on or after June 15, 2010, which permits early adoption.

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

The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years and required retrospective application. We adopted the staff position in fiscal 2010 and have retrospectively applied it to prior periods. See Note 12—“Debt and Capital Leases” for additional information.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and three quarters ended April 3, 2010 and March 28, 2009.

(Unaudited)	Quarter ended (13 weeks)		Three quarters ended
	April 3, 2010	March 28, 2009 (as adjusted)	April 3, 2010 (40 weeks)	March 28, 2009 (39 weeks) (as adjusted)
Revenues:
Test and measurement products	92.8%	91.8%	92.2%	93.8%
Service and other	7.2	8.2	7.8	6.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	40.2	46.9	41.8	46.0

Gross profit	59.8	53.1	58.2	54.0
Operating expenses:
Selling, general and administrative	35.4	42.2	33.4	34.4
Research and development	21.5	30.4	21.8	23.2
Impairment of goodwill	—	—	—	99.1

Total operating expenses	56.9	72.6	55.2	156.7
Operating income (loss)	2.9	(19.5)	3.0	(102.7)
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	0.4	31.9	0.8	8.3
Interest income	—	0.1	—	0.1
Interest expense	(2.3)	(3.3)	(2.6)	(2.5)
Amortization of debt discount	(1.6)	(2.8)	(1.9)	(2.1)
Other, net	0.3	1.0	(0.2)	0.4

Other (expense) income, net	(3.2)	26.9	(3.9)	4.2
(Loss) income before income taxes	(0.3)	7.4	(0.9)	(98.5)
(Benefit) provision for income taxes	(1.3)	1.6	(0.4)	(0.5)

Net income (loss)	1.0%	5.8%	(0.5)%	(98.0)%

Comparison of the Quarter Ended April 3, 2010 and March 28, 2009

Total revenues were approximately $33.6 million for the quarter ended April 3, 2010, compared to $26.9 million for the comparable prior year period, representing an increase of approximately 24.7%, or $6.7 million, primarily as a result of an increase in sales of Test and measurement products. We benefited from increased demand early in the quarter as our customers received approval for capital spending projects that were postponed during the economic downturn. This demand and increased volume was driven by our high-end oscilloscopes and protocol products and continued through the quarter as confidence in the economic recovery improved. Foreign currency fluctuations favorably impacted revenue by approximately $1.0 million.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $2.4 million for the quarter ended April 3, 2010, representing an increase of approximately 10.7% or $0.2 million, compared to approximately $2.2 million for the comparable prior year period. The increase was primarily the result of revenue earned from a research and development arrangement entered into in the first quarter of fiscal 2010.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Quarter Ended April 3, 2010	percentage	Quarter Ended March 28, 2009	percentage
North America	$16,148	48.1%	$7,365	27.4%
Europe/Middle East	11,057	32.9	11,933	44.3
Asia/Pacific	6,378	19.0	7,625	28.3

Total revenues	$33,583	100.0%	$26,923	100.0%

For the quarter ended April 3, 2010 revenues were higher in terms of dollars and percentages in North America, due to increased sales of our high-end oscilloscopes and protocol products. Despite positive foreign exchange impact, revenues were lower in terms of dollars and percentages in Europe/Middle East and Asia/Pacific due to the timing of product shipments.

Gross profit for the quarter ended April 3, 2010 was approximately $20.1 million, or 59.8% gross margin, compared to approximately $14.3 million, or 53.1% gross margin, for the comparable prior year period. The gross margin for the quarter ended April 3, 2010 was positively impacted by increased sales of high margin protocol products, a shift in mix towards high-end oscilloscope products, revenue earned from a research and development arrangement entered into in the first quarter of fiscal 2010 and the absence of an approximate $0.6 million business realignment charge recorded to cost of revenues in the prior year comparable period. Share-based compensation expense for both the quarter ended April 3, 2010 and March 28, 2009 was less than $0.1 million.

Selling, general and administrative (“SG&A”) expense was approximately $11.9 million for the quarter ended April 3, 2010 as compared to approximately $11.4 million for the quarter ended March 28, 2009, representing an increase of approximately 4.7% or $0.5 million. The increase was driven by a rise in variable commission expenses due to a higher sales base, along with professional consulting fees. Business realignment charges for the quarter ended April 3, 2010 were approximately $0.2 million as compared to approximately $1.1 million for the quarter ended March 28, 2009, offset by an increase to share-based compensation expense in the current quarter. In the third quarter of fiscal 2010, share-based compensation expense was approximately $1.3 million as compared to $0.4 million in the third quarter of fiscal 2009, driven by an increase in the fair value of the SARs. As a percentage of total revenues, SG&A expense decreased from 42.2% for the quarter ended March 28, 2009 to 35.4% for the quarter ended April 3, 2009, primarily driven by a higher sales base as well as factors previously discussed.

Research and development (“R&D”) expense was approximately $7.2 million for the quarter ended April 3, 2010, compared to approximately $8.2 million for the comparable prior year period, a decrease of approximately 11.6% or $1.0 million. The decrease resulted primarily from the absence of a business realignment charge of approximately $0.9 million in the quarter ended March 28, 2009. Share-based compensation was approximately $0.3 million for the quarter ended April 3, 2010 and March 28, 2009.

Other (expense) income, net, which consists primarily of: gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was an expense of approximately $1.1 million for the quarter ended April 3, 2010 compared to income of approximately $7.2 million for the third quarter ended March 28, 2009. Net interest expense was approximately $0.8 million for the quarter ended April 3, 2010 as compared to approximately $0.9 million for the comparable prior period. In addition, there was a net gain of approximately $0.1 million in the third quarter of fiscal 2010 as compared to approximately $0.3 million in the third quarter of fiscal 2009, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies.

Additionally, there was an approximate $0.2 million gain on the extinguishment of convertible debt, net of issue cost write-off during the current quarter, as we repurchased $5.3 million of our outstanding convertible notes. This compares to a gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $8.6 million in the prior comparable quarter ended March 28, 2009, as we repurchased $14.5 million of our outstanding convertible notes. Due to the adoption of new accounting guidance related to our convertible notes, we recorded approximately $0.5 million of non-cash amortization expense in the third quarter of fiscal 2010 compared to approximately $0.7 million of non-cash amortization expense in the third quarter of fiscal 2009. The decrease is due to the impact of convertible note repurchases more than offsetting the accretion of the debt discount. See Note 12 “Debt and Capital Leases” for further details related to the retrospective adoption.

Comparison of the Three quarters Ended April 3, 2010 and March 28, 2009

Total revenues were approximately $92.6 million for the three quarters ended April 3, 2010, compared to $106.8 million for the comparable prior year period, representing a decrease of approximately $14.2 million, or 13.3%, primarily as a result of a measurable decline in sales of Test and measurement products, driven by the worldwide economic downturn. This decrease was slightly offset by an additional week of sales in our fiscal 2010 year, as the three quarters ended April 3, 2010 included 40-weeks versus 39-weeks for the three quarters ended March 28, 2009, current quarter improvement in sales volumes and positive foreign currency impact of approximately $1.2 million. Our year to date sales were impacted by our customers reducing staffing levels and therefore their need for capital equipment, as well as postponing and reducing spending, a trend that began to reverse in the current fiscal quarter.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $7.2 million for the three quarters ended April 3, 2010, representing an increase of approximately 8.9% or a $0.6 million, compared to $6.7 million for the comparable prior year period. The increase was primarily the result of revenue earned from a research and development arrangement and other services, along with positive foreign currency impact, slightly offset by a decline in customer upgrade purchases attributable to the economic downturn.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Three Quarters Ended April 3, 2010 (40 weeks)	percentage	Three Quarters Ended March 28, 2009 (39 weeks)	percentage
North America	$42,764	46.1%	$30,335	28.4%
Europe/Middle East	30,969	33.5	44,201	41.4
Asia/Pacific	18,849	20.4	32,218	30.2

Total revenues	$92,582	100.0%	$106,754	100.0%

For the three quarters ended April 3, 2010, revenues were higher in terms of dollars and percentages in North America due to strong sales of our high bandwidth oscilloscopes. Revenues were lower in terms of dollars and percentages in Europe/Middle East and Asia/Pacific, due to the worldwide economic downturn and timing of shipments, despite positive foreign currency impact. Losses in Europe/Middle East and Asia/Pacific more than offset gains in North America.

Gross profit for the three quarters ended April 3, 2010 was approximately $53.9 million, or 58.2% gross margin, compared to $57.6 million, or 54.0% gross margin, for the comparable prior year period. The gross margin for the three quarters ended April 3, 2010 was positively impacted by revenue earned from a research and development arrangement entered into in the first quarter of fiscal 2010, slightly offset by approximately $0.2 million of share-based compensation expense. The gross margin for the three quarters ended March 28, 2009 was negatively impacted by an approximate $2.7 million charge for the write-down of inventory, approximately $0.7 million of severance costs and approximately $0.1 million of share-based compensation expense. Absent these charges, the gross margin percentage was slightly higher than the prior year comparable period.

Selling, general and administrative (“SG&A”) expense was approximately $31.0 million for the three quarters ended April 3, 2010 compared to approximately $36.8 million for the three quarters ended March 28, 2009, representing a decrease of approximately $5.8 million or 15.8%. The decrease was mainly attributable to our extensive cost-reduction program that began during the second quarter of fiscal 2009, along with a decrease in business realignment charges of approximately $1.5 million. These reductions were partially offset by an increase in stock-based compensation expense of approximately $1.6 million and an additional week of compensation expense, as the current fiscal year period represented a 40-week period versus a 39-week period in the prior comparable period.

Research and development (“R&D”) expense was approximately $20.2 million for the three quarters ended April 3, 2010, compared to $24.8 million for the comparable prior year period, a decrease of approximately 18.6% or $4.6 million. The decrease primarily resulted from our extensive cost-reduction program that began during the second quarter of fiscal 2009 along with no business realignment charge in the current period, as compared to an approximate $1.5 million charge in fiscal 2009, partially offset by an increase in share-based compensation expense of approximately $0.3 million and an additional week of compensation expense, as the three quarters ended in fiscal 2010 represent a 40-week period versus a 39-week period in fiscal 2009.

Other (expense) income, net, which consists primarily of: gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was an expense of approximately $3.5 million in for the three quarters ended April 3, 2010 compared to income of approximately

$4.6 million for the three quarters ended March 28, 2009. Net interest expense was approximately $2.4 million for the three quarters ended April 3, 2010 as compared to approximately $2.6 million for the comparable prior period. In addition, there was a net loss of approximately $0.2 million for the three quarters ended in fiscal 2010 as compared to a net gain of approximately $0.5 million for the three quarters ended in fiscal 2009, resulting from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies.

The current fiscal quarters of 2010 also included a gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $0.8 million, as we repurchased $8.7 million of our outstanding convertible notes in fiscal 2010 as compared to a net gain of approximately $8.9 million when we repurchased $17.2 million of our notes during the three quarters ended March 28, 2009. Due to the adoption of new accounting guidance related to our convertible notes, we recorded approximately $1.8 million of non-cash amortization expense on a year to date basis in fiscal 2010 as compared to approximately $2.3 million of non-cash amortization expense in the three quarters ended in fiscal 2009. The decrease is due to the impact of convertible note repurchases more than offsetting the accretion of the debt discount. See Note 12 “Debt and Capital Leases” for further details related to the retrospective adoption.

Income Taxes

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income and differences between the book and tax treatment of certain items.

Our effective income tax rate for the quarter and three quarters ended April 3, 2010 was 423.5% and 43.6%, respectively, compared to an effective income tax rate of 21.1%% and 0.5% for the quarter and three quarters ended March 28, 2009, respectively. Our effective tax rate for the three quarters ended April 3, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.2 million and a reduction of tax expense of approximately $0.5 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations. Our effective income tax rate for the three quarters ended March 28, 2009 includes: the effect of non-deductible goodwill impairment charges of approximately $103.8 million; the write-off of a deferred tax asset related to equity-based compensation of approximately $0.4 million; partially offset by a reduction of tax expense of approximately $0.2 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Emergency Economic Stabilization Act of 2008, passed into law on October 3, 2008; and a reduction of tax expense of approximately $0.3 million related to the recognition of unrecognized tax benefits due to the expiration of the statute of limitations.

At April 3, 2010, our net domestic deferred tax assets amounted to approximately $12.3 million. We have considered the realizability of the deferred tax assets and concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain state investment tax credit carryforwards that are not anticipated to be realized. Although we determined that a valuation allowance was not required with respect to most of the net domestic deferred tax assets, recovery is primarily dependent on achieving the forecast of future operating income, as well as prudent tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

Liquidity and Capital Resources

Cash and cash equivalents at April 3, 2010 were approximately $8.7 million compared to approximately $6.4 million at June 27, 2009.

Net cash provided by operating activities was approximately $9.9 million for the three quarters ended April 3, 2010 compared to net cash used in operating activities of approximately $6.4 million in the same period last year. The fiscal 2010 net cash provided by operating activities was attributable to net loss of approximately $0.4 million and non-cash gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $0.8 million, more than offset by working capital contributions of approximately $1.2 million, non-cash depreciation and amortization of approximately $4.0 million, share-based compensation expense of approximately $3.7 million and debt related amortization of approximately $2.1 million. The net cash used in operations in fiscal 2009 was due to net loss of approximately $104.6 million, non-cash gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $8.9 million, working capital requirements of approximately $6.8 million and deferred income taxes of approximately $1.2 million, partially offset by a non-cash goodwill impairment charge of approximately $105.8 million, non-cash depreciation and amortization of approximately $4.9 million, debt related amortization of approximately $2.7 million and share-based compensation of approximately $1.8 million.

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $1.5 million in the three quarters ended April 3, 2010 compared to approximately $3.0 million in the same period in fiscal 2009. This decrease was due to less discretionary capital spending under our cost-reduction program.

Net cash used in financing activities was approximately $6.1 million in the three quarters ended April 3, 2010 compared to net cash provided by financing activities of approximately $6.7 million in the same period in fiscal 2009. Net cash used in financing activities was primarily due to the repurchase of convertible notes of approximately $8.6 million (cash payments for principal), partially offset by net borrowing of approximately $2.5 million under our line of credit. Net cash provided by financing activities in fiscal 2009 was primarily the result of net borrowings under the credit line of $15.5 million, partially offset by the repurchase of convertible notes of approximately $8.4 million (cash payments for principal) and the purchase of treasury shares for approximately $0.7 million.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital, share repurchases and capital expenditure requirements for the foreseeable future and provide funds for potential acquisition opportunities. We intend to repay the convertible notes in fiscal 2012 and the outstanding borrowings under the credit facility maturing in fiscal 2012 through a combination of cash generated from operations and working capital, and we believe repayment will also likely require possible future financing sources such as: (i) new secured bank debt; (ii) the sale or monetization of certain assets; (iii) new unsecured debt; and (vi) issuance of equity and/or equity-like securities.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of April 3, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$481	371	110	—	—
Supplier agreements	1,521	1,521	—	—	—
Operating lease obligations	5,159	2,046	2,363	750	—
Vendor supplied capital lease agreement	131	131	—	—	—
Convertible notes principal amount (1)	39,650	—	39,650	—	—
Revolving credit obligation (2)	20,000	—	20,000	—	—

Total (3)	$66,942	$4,069	$62,123	$750	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require us to repurchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above.
(2)	The revolving credit facility expires on July 15, 2011, unless, in the absence of any default, extended by us to April 15, 2012, contingent on the waiver or extension of the first redemption date of our Convertible notes.
(3)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 3, 2010	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer