Form 10-Q
period 2010-10-02
LECROY CORP
filed 2010-11-16
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The number of shares of common stock outstanding as of November 12, 2010 was 15,929,659.

LeCROY CORPORATION

FORM 10-Q

LeCroy ®, Wavelink®, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, CATC™, WaveAce® and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	October 2, 2010	July 3, 2010 *
ASSETS

Current assets:
Cash and cash equivalents	$5,792	$7,822
Accounts receivable, net of reserves of $527 and $499 at October 2, 2010 and July 3, 2010, respectively	30,282	26,840
Inventories, net	33,193	30,308
Other current assets	10,670	9,654

Total current assets	79,937	74,624
Property, plant and equipment, net	22,086	20,806
Intangible assets, net	619	409
Other non-current assets	7,473	6,815

Total assets	$110,115	$102,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,081	$13,649
Accrued expenses and other current liabilities	18,521	12,327
Bank debt	14,000	—

Total current liabilities	48,602	25,976
Long-term bank debt	—	17,000
Convertible notes, net of unamortized discount of $2,483 and $3,044, respectively	37,167	36,606
Deferred revenue and other non-current liabilities	3,790	3,296

Total liabilities	89,559	82,878
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of October 2, 2010 and July 3, 2010)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 12,801,826 shares issued and outstanding at October 2, 2010 and 12,764,413 shares issued at July 3, 2010)	128	128
Additional paid-in capital	125,878	125,392
Accumulated other comprehensive income	3,550	1,992
Accumulated deficit	(109,000)	(107,736)

Total stockholders’ equity	20,556	19,776

Total liabilities and stockholders’ equity	$110,115	$102,654

*Certain July 3, 2010 amounts have been revised. See Note 1 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended
In thousands, except per share data	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Revenues:
Test and measurement products	$36,473	$25,807
Service and other	2,637	2,194

Total revenues	39,110	28,001
Cost of revenues	15,722	12,334

Gross profit	23,388	15,667
Operating expenses:
Selling, general and administrative	15,349	8,903
Research and development	8,602	6,119

Total operating expenses	23,951	15,022

Operating (loss) income	(563)	645
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	—	364
Interest income	11	11
Interest expense	(790)	(788)
Amortization of debt discount on convertible notes	(561)	(605)
Other, net	(277)	(132)

Other expense, net	(1,617)	(1,150)

Loss before income taxes	(2,180)	(505)
Benefit for income taxes	(916)	(23)

Net loss	$(1,264)	$(482)

Net loss per common share:
Basic	$(0.10)	$(0.04)
Diluted	$(0.10)	$(0.04)
Weighted average number of common shares:
Basic	12,667	12,265
Diluted	12,667	12,265

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Quarter ended
	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,264)	$(482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,347	1,342
Share-based compensation	4,869	893
Amortization of debt issuance costs	136	120
Amortization of debt discount on convertible notes	561	605
Deferred income taxes	(1,029)	(185)
Gain on extinguishment of convertible debt, net of issue cost write-off	—	(364)
Loss on disposal of property, plant and equipment	(6)	—
Change in operating assets and liabilities:
Accounts receivable	(2,006)	3,592
Inventories	(3,402)	2,743
Other current and non-current assets	(263)	(867)
Accounts payable, accrued expenses and other liabilities	3,495	(4,596)

Net cash provided by operating activities	2,438	2,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,108)	(713)

Net cash used in investing activities	(1,108)	(713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	—	2,500
Repurchase of convertible notes	—	(1,780)
Payments made on capital leases	(66)	(61)
Repayment of borrowings under credit line	(3,000)	—
Payment of debt issuance costs	(625)	—
Proceeds from employee stock purchase and option plans	36	—

Net cash (used in) provided by financing activities	(3,655)	659

Effect of exchange rate changes on cash and cash equivalents	295	168

Net (decrease) increase in cash and cash equivalents	(2,030)	2,915
Cash and cash equivalents at beginning of the period	7,822	6,413

Cash and cash equivalents at end of the period	$5,792	$9,328

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$227	$130
Income taxes, net of refunds	153	139
Non-cash transactions:
Transfer of inventory into property, plant and equipment	599	151
Property, plant and equipment acquired under capital lease	794	—

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010. The accompanying Consolidated Balance Sheet as of July 3, 2010 has been derived from those audited Consolidated Financial Statements.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements as well as the revenues and expenses reported during the period. The most significant of these estimates and assumptions relate to revenue recognition, reserves for accounts receivable, allowance for excess and obsolete inventory, uncertain tax positions, valuation of deferred tax assets, the effective income tax rate and geographical distribution of taxable income, valuation of long-lived assets, share-based compensation expense, estimation of warranty liabilities and the separation of the convertible notes between debt and equity. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

These unaudited Consolidated Financial Statements reflect all adjustments of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year. Inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current period presentation.

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an additional week of results every five or six years. Fiscal 2010 was a fifty-three week year and, as a result, the quarter ended October 2, 2010 represents a 13-week period compared to a 14-week period for the quarter ended October 3, 2009.

Correction of an immaterial error in prior period consolidated financial statements

The Consolidated Balance Sheet as of July 3, 2010 reflects an immaterial correction of approximately $0.9 million to properly classify the deferred tax asset related to the Company’s stock appreciation rights (“SARs”) as a current asset. The Company’s SARs are liability classified awards and are reflected in the Consolidated Balance Sheets as current liabilities. The Company applied the concepts set forth in Staff Accounting Bulletin 99 (“SAB 99”) in order to assess materiality with respect to the balance sheet classification error and determined the impact on prior period financial statements was immaterial. Therefore, the deferred tax asset associated with these awards, which was previously classified as non-current as of July 3, 2010, has been reclassified from Other non-current assets to Other current assets to follow the current classification of the underlying award.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended October 2, 2010 and October 3, 2009 is approximately $4.9 million and $0.9 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter ended October 2, 2010 and October 3, 2009:

	Quarter Ended October 2, 2010	Quarter Ended October 3, 2009
Expected holding period (years)	5.0	5.0
Risk-free interest rate	1.49%-1.80%	2.57%
Dividend yield	0.0%	0.0%
Expected volatility	56.22%-56.37%	59.01%
Weighted average fair value of options granted	$2.94	$2.03

Changes in the Company’s stock options for the quarter ended October 2, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	2,274,807	$6.89
Granted	459,000	$5.98
Exercised	(37,550)	$3.03
Expired	(5,160)	$7.27
Forfeited	(19,255)	$3.95

Outstanding at October 2, 2010	2,671,842	$6.81	4.94	$8,067

Vested and expected to vest at October 2, 2010	2,564,477	$6.89	4.75	$7,724

Exercisable at October 2, 2010	1,252,430	$9.52	3.83	$2,787

The total intrinsic value of stock options exercised during the quarter ended October 2, 2010 was approximately $0.1 million as compared to approximately zero for the quarter ended October 3, 2009.

As of October 2, 2010, there was approximately $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 3.1 years. Approximately $0.1 million and less than $0.1 million of compensation cost was capitalized in inventory for the quarter ended October 2, 2010 and October 3, 2009.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter ended October 2, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 3, 2010	120,591	$9.44
Granted	—	$—
Vested	(27,313)	$12.07
Forfeited	(137)	$8.62

Non-vested stock at October 2, 2010	93,141	$8.67

As of October 2, 2010, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 1.2 years.

Employee Stock Purchase Plan (ESPP)

As of October 2, 2010 and July 3, 2010, there was approximately $0.1 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At October 2, 2010, there was approximately $6.3 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended October 2, 2010	Quarter Ended July 3, 2010
Expected holding period (years)	3.7	3.7
Risk-free interest rate	0.63% - 1.10%	1.01% - 1.60%
Dividend yield	0.0%	0.0%
Expected volatility	59.32% - 69.20%	58.00% - 67.88%
Weighted average fair value of SARs granted and outstanding	$4.21	$1.87

As of October 2, 2010 and July 3, 2010, there was approximately $7.1 million and $2.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter ended October 2, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	3,329,000	$6.81

Outstanding at October 2, 2010	3,329,000	$6.81	4.41	$4,264

Vested and expected to vest at October 2, 2010	3,242,086	$6.83	4.37	$4,094

Exercisable at October 2, 2010	1,574,250	$7.31	3.26	$1,229

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

Test and measurement products revenue

The Company generates Test and measurement product revenue from the sales of oscilloscopes and application solutions, protocol analyzers, probes and accessories. All sales of Test and measurement products are recorded as revenue according to the above revenue recognition criteria, net of any applicable sales or value added taxes.

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

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Beginning on July 4, 2010, the Company prospectively applied the new revenue recognition guidance. Under the new guidance, the Company’s protocol analyzer products are considered hardware, as the tangible product contains software components and non- software components that function together to deliver the product’s essential functionality. These products are excluded from the scope of software revenue recognition guidance and are subject to other relevant revenue recognition guidance, including the recognition criteria described above. Post-contract support (“PCS”) is provided on certain protocol analyzers. Under the new guidance, when vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) for deliverables in an arrangement cannot be determined, a best estimate of the selling price (“ESP”) is required to separate the deliverable and allocate arrangement consideration using the relative selling price method. Beginning in fiscal 2011, revenue recognition related to protocol analyzer sales for certain products includes an allocation for PCS, based on management’s estimate of relative selling price, as VSOE is no longer established by the sale of maintenance agreements. Deferred revenue for PCS prior to adopting the new guidance will continue to be recognized, based on its initial deferral period, in accordance with the prospective adoption guidance. The amendments to the accounting and disclosure for revenue recognition did not have a material impact on the Company’s consolidated financial position or results of operations, and therefore, did not require enhanced disclosures.

Revenue recognition requires judgment, including whether an arrangement includes multiple elements, and if so, whether VSOE or TPE of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in an arrangement, the ability to identify VSOE or TPE for those elements, the fair value of the respective elements and changes to a products estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases represent new products, upgrades or enhancements to existing products.

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were less than $0.1 million for the quarter as compared to approximately $0.3 million for the quarter ended October 3, 2009, respectively.

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

The Company recognized approximately $0.3 million in other revenue related to a research and development and distribution agreement in the quarter ended October 2, 2010 and October 3, 2009, respectively. Revenue is being recognized ratably over the three year term of the agreement.

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

4. Business Realignment and Restructuring Initiatives

Fiscal 2010 Business Realignment

In the fourth quarter of fiscal 2010, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”), resulting from headcount reductions of four employees or approximately 1% of the workforce as compared to June 27, 2009. As of October 2, 2010, approximately $0.1 million has been paid in cash and no liability remains.

In the third quarter of fiscal 2010, as a result of administrative changes, the Company recorded severance of approximately $0.2 million, which was expensed to SG&A, resulting from a headcount reduction. As of October 2, 2010, approximately $0.1 million has been paid in cash and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2011.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014. As of October 2, 2010, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.4 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of October 2, 2010, approximately $2.4 million has been paid in cash, and approximately $0.1 million remains in Accrued expenses and other current liabilities and less than $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

5. Derivative Instruments and Fair Value

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter ended October 2, 2010 and October 3, 2009 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Quarter ended October 3, 2009: Foreign exchange forward contracts	Other, net	$287
Quarter ended October 2, 2010: Foreign exchange forward contracts	Other, net	$326

The net gains resulting from changes in the fair value of these derivatives, as presented above, combined with the net losses resulting from transactions denominated in other than their functional currencies were net losses of approximately $0.3 million for the quarter ended October 2, 2010, as compared to net losses of approximately $0.1 for the quarter ended October 3, 2009.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at October 2, 2010	Notional Amount at July 3, 2010
Buy Swiss Francs for US Dollars	$9.2	$8.0
Buy Japanese Yen for US Dollars	2.9	2.8
Sell Euros for US Dollars	3.6	4.2

Contracts	Notional Amount at October 2, 2010	Notional Amount at July 3, 2010
Sell Euros for Swiss francs	3.3	3.0
Other foreign currency forwards	1.4	1.5

Total	$20.4	$19.5

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of October 2, 2010, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$24	—	$24	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$77	—	$77	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net liability of less than $0.1 million at October 2, 2010 and July 3, 2010.

6. Comprehensive Income

	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Net loss	$(1,264)	$(482)
Foreign currency translation gain	1,558	911

Comprehensive income	$294	$429

7. Inventories, net

Inventories consist of the following (in thousands):

	October 2, 2010	July 3, 2010
Raw materials	$9,119	$9,305
Work in process	8,514	6,416
Finished goods	15,560	14,587

Total	$33,193	$30,308

The value of demonstration units included in finished goods was approximately $12.0 million and $10.7 million at October 2, 2010 and July 3, 2010, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $3.3 million at October 2, 2010 and July 3, 2010.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	October 2, 2010	July 3, 2010 *
Deferred tax assets, net (See Note 1)	$5,836	$5,074
Prepaid taxes	396	375
Prepaid deposits	293	656
Other receivables	1,585	1,150
Value-added tax receivable	557	490
Other	2,003	1,909

Total	$10,670	$9,654

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	October 2, 2010	July 3, 2010
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,296
Accumulated amortization		(8,215)	(8,188)

Net carrying amount		$331	$108

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,304)	(1,291)

Net carrying amount		$288	$301

Total Net carrying amount	3.4 years	$619	$409

Amortization expense for intangible assets, all with finite lives, was less than $0.1 million for the quarter ended October 2, 2010 and October 3, 2009, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	October 2, 2010	July 3, 2010 *
Deferred tax assets, net (See Note 1)	$5,933	$5,676
Deferred financing costs on convertible notes	329	402
Deferred financing costs on credit agreement	543	18
Other	668	719

Total	$7,473	$6,815

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 2, 2010	July 3, 2010
Compensation and benefits, including severance	$12,477	$7,343
Warranty	912	867
Deferred revenue, current portion (a)	1,243	1,207
Accrued interest on debt	768	380
Retained liabilities from discontinued operations	160	160
Capital leases	251	66
Professional fees	504	355
Deferred tax liabilities	262	241
Other current liabilities	1,944	1,708

Total	$18,521	$12,327

(a)	The long term portion of Deferred revenue is approximately $0.7 million for the period ended October 2, 2010 and July 3, 2010, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	October 2, 2010	July 3, 2010
Balance at beginning of period	$867	$905
Accruals for warranties issued during the period	283	732
Warranty costs incurred during the period	(238)	(770)
Change in accrual estimate	—	—

Balance at end of period	$912	$867

12. Debt and Capital Leases

Credit Agreement

The Company’s $50.0 million senior, secured, four-year credit agreement (“Prior Credit Agreement”) included a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The Prior Credit Agreement would have expired on July 15, 2011, unless, in the absence of any default it was extended by LeCroy to April 1, 2012, contingent on the waiver or extension of the first redemption date of the Company’s convertible notes.

Borrowings under the Prior Credit Agreement, bore interest at variable rates, based upon LeCroy’s senior leverage ratio, equal to, at the Company’s election, (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, or (c) one-month London Interbank Offering Rate (“LIBOR”) as defined in the Prior Credit Agreement, plus an applicable margin of between 1.75% and 2.75%, or (2) LIBOR plus an applicable margin of between 2.75% and 3.75%. The Prior Credit Agreement provided for a LIBOR floor of 1.50% and required the Company to pay commitment fees on unused revolver borrowings during the term of the Prior Credit Agreement at rates between 0.25% and 0.5% dependent upon its senior leverage ratio.

On July 29, 2010, LeCroy Corporation entered into an Amended and Restated $50.0 million Senior Secured Credit Agreement (the “New Credit Agreement”) with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders. The New Credit Agreement amends LeCroy’s Prior Credit Agreement that was entered into on March 30, 2007 and subsequently amended. The terms of the New Credit Agreement provide LeCroy with a $50.0 million revolving credit facility, which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. LeCroy has the right to increase the total revolving commitment to $60.0 million within the first twenty-four months of the New Credit Agreement upon meeting certain conditions. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries.

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

Borrowings under the Agreement (except swing line loans) bear interest at variable rates equal to, at LeCroy’s election, (a) a rate based on LIBOR or (b) Base Rate, as defined, plus a margin based on the total leverage ratio. Swing line loans bear interest at the Base Rate plus the Applicable Margin, as defined. In addition, LeCroy must pay commitment fees during the term of the New Credit Agreement at rates dependent on the Company’s leverage ratio.

Subject to complying with applicable covenants, including a covenant which requires the Company to reduce its total debt outstanding to $40.0 million by March 31, 2011, excluding Convertible Notes (the “Notes”) with a repurchase date no earlier than June 30, 2014, the proceeds of the borrowings under the New Credit Agreement have and will be used to refinance existing debt, including the ability to retire the outstanding Notes which have a first put or redemption date in October 2011, fund short-term and long-term working capital, for issuance of Letters of Credit and general corporate purposes.

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

Effective as of September 28, 2010, LeCroy entered into a First Modification Agreement to modify the maximum debt outstanding financial covenant of its New Credit Agreement. This modification extends the period for which the Company has to reduce its total debt outstanding to $40.0 million from March 31, 2011 to September 30, 2011.

The Company incurred approximately $0.6 million of financing costs in connection with the New Credit Agreement which will be deferred and amortized, on a straight line basis, over the term of the New Credit Agreement, along with the remaining unamortized fees associated with the Prior Credit Agreement of approximately $0.2 million. At October 2, 2010, approximately $0.3 million of deferred financing costs were included in Other current assets and approximately $0.5 million were included in Other non-current assets.

As of October 2, 2010, the Company had $14.0 million outstanding against the credit facility and zero outstanding against the letter of credit subfacility and the swingline loan subfacility. As of October 2, 2010, the Company was in compliance with its financial covenants.

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

As of October 2, 2010 and July 3, 2010, the market value of the Notes was approximately $39.3 million and $37.5 million, respectively. Fair value is determined through information obtained from a third party, using the latest available market data.

As of October 2, 2010 and July 3, 2010, unamortized fees related to the Notes of approximately $0.3 million and $0.4 million, respectively were included in Other non-current assets on the Consolidated Balance Sheet.

Below is a summary of the Company’s repurchases of the Notes for the quarter ended October 2, 2010 and October 3, 2009 (in thousands):

	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Face value repurchased	$—	$1,000
Gain on extinguishment of convertible debt, net of issue cost write-off	$—	$364

The carrying amount of the equity component of the Convertible notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible notes as of October 2, 2010 and July 3, 2010 were as follows (in thousands):

	October 2, 2010	July 3, 2010
Equity component of Convertible notes	$8,493	$8,493

Principal amount of Convertible notes	$39,650	$39,650
Unamortized discount of Convertible notes	(2,483)	(3,044)

Liability component of Convertible notes	$37,167	$36,606

The effective interest rate, contractual interest expense and amortization of debt discount for the Notes for the quarter ended October 2, 2010 and October 3, 2009 were as follows:

	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Effective interest rate	10.5%	10.5%
(in thousands):
Interest expense—contractual	$397	$516
Amortization of debt discount	$561	$605

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. As of October 2, 2010, there were no outstanding balances under this agreement. During the first quarter of 2011, the Company renewed the software license for approximately $0.8 million. The lease bears interest at 5.25% with a three-year term. As of October 2, 2010, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.5 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at October 2, 2010. The outstanding balance under this facility remains unchanged from July 3, 2010.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations and employment benefit plans, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.7 million and $0.6 million related to operating leases for the quarter ended October 2, 2010 and October 3, 2009, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

14. Net Loss Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net loss per common share computations for the quarter ended October 2, 2010 and October 3, 2009:

	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Numerator:
Net loss	$(1,264)	$(482)

Denominator:
Weighted average shares outstanding:
Basic	12,667	12,265
Employee stock options and other	—	—

Diluted	12,667	12,265

The computations of diluted EPS for the quarters ended October 2, 2010 and October 3, 2009 do not include approximately 1.3 million and 2.1 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the Notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

15. Employee Benefit Plans

The following table represents consolidated disclosure of the Company’s Swiss defined benefit pension plan, as described in the 2010 Annual Report on Form 10-K.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the quarter ended October 2, 2010 and October 3, 2009 are as follows (in thousands):

	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Service cost	$99	$63
Interest cost	77	75
Expected return on plan assets	(76)	(63)

Net periodic pension benefits cost	$100	$75

16. Income Taxes

The effective income tax rate for the quarter ended October 2, 2010 was 42.0%, compared to an effective income tax rate of 4.6% for the quarter ended October 3, 2009. The effective tax rates for the quarters ended October 2, 2010 and October 3, 2009 include the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million and approximately $0.1 million, respectively.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, and non-deductible expenses. The lower effective income tax rate of 4.6% in the prior comparable period was attributable to the effect of non-deductible items relative to a low projected pre-tax result.

At October 2, 2010, the Company’s net U.S. deferred tax assets amounted to approximately $11.7 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At October 2, 2010, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.5 million of which approximately $1.3 million was reflected as a non-current liability and approximately $9.2 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of October 2, 2010, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. For federal and foreign income tax purposes, the fiscal 2007 through 2010 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2006 through 2010 tax years remain open for examination by the tax authorities.

17. Geographic Revenue and Assets

The Company operates in a single-reportable segment in the test and measurement market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Americas	$12,983	$9,823
Europe/Middle East	12,176	9,549
Asia/Pacific	13,951	8,629

Total revenues	$39,110	$28,001

Total assets by geographic area are as follows:

	October 2, 2010	July 3, 2010
Americas	$91,645	$85,088
Europe/Middle East	11,095	11,131
Asia/Pacific	7,375	6,435

Total assets	$110,115	$102,654

Total Property, plant and equipment, net by geographic area are as follows:

	October 2, 2010	July 3, 2010
Americas	$21,208	$19,892
Europe/Middle East	396	471
Asia/Pacific	482	443

Total long-lived assets	$22,086	$20,806

18. New Accounting Pronouncements

Recent pronouncements adopted

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company adopted the guidance in the first quarter of fiscal 2011 and it did not have a material impact on the Company’s consolidated financial position or results of operations. See Footnote 3, “Revenue Recognition” for further details.

Recent pronouncement not yet adopted

There have been no accounting pronouncements recently issued that are expected to materially affect the Company’s consolidated financial position or results of operations.

19. Subsequent Events

Equity Offering

On November 9, 2010, the Company closed an underwritten public offering of 2,990,000 shares of its common stock at $8.25 per share, raising aggregate net proceeds of approximately $22.7 million, after deducting the underwriting discount and estimated offering expenses. The Company used $15.5 million of proceeds from this offering to repay indebtedness outstanding under its revolving credit facility, in accordance with the provisions under the New Credit Agreement.

Other

In the second quarter of fiscal 2011, the Company reinstated its 401(k) contribution matching program. The Company’s employee 401(k) savings plans, eligible for U.S. employees, provides discretionary matching contributions from the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements, Notes, MD&A, Risk Factors and Business Risks included in our Annual Report filed on Form 10-K for the fiscal year ended July 3, 2010. Our discussion and analysis is an integral part of understanding our financial results. Also refer to “Basis of Presentation” in the Notes to the Consolidated Financial Statements.

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

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 was a fifty-three week year and, as a result, the quarter ended October 3, 2009 represented a 14-week period compared to a 13-week period for the quarter ended October 2, 2010.

Recent Accounting Pronouncements

There have been no accounting pronouncements recently issued that are expected to materially affect the Company’s consolidated financial position or results of operations.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter ended October 2, 2010 and October 3, 2009.

(Unaudited)	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)
Revenues:
Test and measurement products	93.3%	92.2%
Service and other	6.7	7.8

Total revenues	100.0	100.0
Cost of revenues	40.2	44.0

Gross profit	59.8	56.0
Operating expenses:
Selling, general and administrative	39.2	31.8
Research and development	22.0	21.9

Total operating expenses	61.2	53.7

Operating (loss) income	(1.4)	2.3
Other income (expense):
Gain on extinguishment of convertible debt, net of issue cost write-off	—	1.3
Interest income	—	—
Interest expense	(2.1)	(2.7)
Amortization of debt discount	(1.4)	(2.2)
Other, net	(0.7)	(0.5)

Other expense, net	(4.2)	(4.1)

Loss before income taxes	(5.6)	(1.8)
Benefit for income taxes	(2.4)	(1.1)

Net loss	(3.2)%	(1.7)%

Comparison of the Quarter Ended October 2, 2010 and October 3, 2009

Total revenues were approximately $39.1 million for the quarter ended October 2, 2010, compared to $28.0 million for the comparable prior year period, representing an increase of approximately 39.7%, or $11.1 million, primarily as a result of an increase in sales of Test and measurement products, slightly offset by an additional week of sales in the first quarter of fiscal 2010 due to the extra week in fiscal 2010, along with negative foreign currency impact of approximately $0.5 million. Our sales were positively impacted by increased demand for oscilloscopes, especially at the high-end and improved demand for protocol solutions, as confidence in an economic recovery improved.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $2.6 million for the quarter ended October 2, 2010, representing an increase of approximately 20.2% or $0.4 million, compared to approximately $2.2 million for the comparable prior year period. The increase was primarily the result of higher customer demand for ancillary service orders as a result of improved economic conditions, slightly offset by an additional week of sales in the first quarter of fiscal 2010 as a result of the extra week in fiscal 2010.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	October 2, 2010 (13 weeks)	percentage	October 3, 2009 (14 weeks)	percentage
North America	$12,983	33.2%	$9,823	35.1%
Europe/Middle East	12,176	31.1	9,549	34.1
Asia/Pacific	13,951	35.7	8,629	30.8

Total revenues	$39,110	100.0%	$28,001	100.0%

For the quarter ended October 2, 2010, revenues were higher in terms of dollars in each geographic location, due to increased sales, particularly our high-end oscilloscopes, despite foreign currency headwinds and an additional week of sales in the prior comparable period.

Gross profit for the quarter ended October 2, 2010 was approximately $23.4 million, or 59.8% gross margin, compared to approximately $15.7 million, or 56.0% gross margin, for the comparable prior year period. The gross margin for the quarter ended October 2, 2010 was positively impacted by higher volumes and product mix, with a greater proportion of higher-end scope sales. Share-based compensation expense for the quarter ended October 2, 2010 and October 3, 2009 was approximately $0.1 million.

Selling, general and administrative (“SG&A”) expense was approximately $15.3 million for the quarter ended October 2, 2010 as compared to approximately $8.9 million for the quarter ended October 3, 2009, representing an increase of approximately 72.4% or $6.4 million. Share-based compensation expense increased approximately $3.5 million from approximately $0.6 million for the quarter ended October 3, 2009 to approximately $4.0 million for the quarter ended October 2, 2010, driven by an increase in the fair value of the SARs. Additionally, the current quarter reflects increased variable commission expenses due to a higher sales base. The increase in SG&A expense was slightly offset by the absence of an additional week and approximately $0.1 million in business realignment charges reflected in the prior comparable period.

Research and development (“R&D”) expense was approximately $8.6 million for the quarter ended October 2, 2010, compared to approximately $6.1 million for the comparable prior year period, an increase of approximately 40.6% or $2.5 million. Share-based compensation for the quarter ended October 2, 2010 and October 3, 2009 was approximately $0.7 million and $0.2 million, respectively, and was primarily impacted by the increase in the fair value of the SARs in the current period. The increase in R&D was also attributable to incremental charges associated with the recent product launches, slightly offset by an additional week in fiscal 2010.

Other expense, net, which consists primarily of gain on extinguishment of debt, net of issue cost write-off, interest income, interest expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $1.6 million for the quarter ended October 2, 2010 compared to approximately $1.2 million for the quarter ended October 3, 2009. The increase in Other expense, net of approximately $0.5 million was mainly attributable to the absence of the gain on extinguishment of convertible debt, net of issue cost write-off of approximately $0.4 million in the prior comparable period, as we did not repurchase any convertible debt in the first quarter of fiscal 2011.

Income Taxes

Our effective income tax rate for the quarter ended October 2, 2010 was 42.0%, compared to an effective income tax rate of 4.6% for the quarter ended October 3, 2009. Our effective tax rates for the quarters ended October 2, 2010 and October 3, 2009 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million and approximately $0.1 million, respectively.

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, and non-deductible expenses. The lower effective income tax rate of 4.6% in the prior comparable period was attributable to the effect of non-deductible items relative to a low projected pre-tax result.

Liquidity and Capital Resources

Cash and cash equivalents at October 2, 2010 were approximately $5.8 million compared to approximately $7.8 million at July 3, 2010. We have $14.0 million in borrowings outstanding under the existing credit facility and approximately $39.7 million principal outstanding under the Notes at October 2, 2010. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on October 15, 2011, at a repurchase price equal to 100% of the principal plus accrued and unpaid interest, if any.

On July 29, 2010, we reached an agreement with our lending partners, M&T Bank, RBS Citizens Bank and Capital One, to amend and extend our $50 million revolving line of credit through January 2014. We believe the amendment and extension of our credit facility will provide long-term liquidity and position us to augment our internal cash generation capabilities. The repurchase or retirement of the Notes will be done through a combination of cash generated from operations, working capital and the new secured bank debt, subject to financial covenants, and may also include proceeds from our recent underwritten offering.

On November 4, 2010, we entered into an underwriting agreement relating to a public offering of 2,600,000 shares of our common stock, par value $0.01 per share. The offering price to the public was $8.25 per share, and the Underwriters purchased the shares from us at a price of $7.7385 per share. Under the terms of the agreement, the Underwriters also exercised their option to purchase 390,000 additional shares. The deal closed on November 9, 2010 and we estimate that the net proceeds from the sale of 2,990,000 shares of common stock will be approximately $22.7 million, after deducting the underwriting discount and estimated offering expenses. We used $15.5 million of proceeds from this offering to repay indebtedness outstanding under our revolving credit facility, in accordance with the provisions under the New Credit Agreement.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line, along with proceeds from our equity offering will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future, as well as repurchase or retire our Notes.

Operating Activities

Net cash provided by operating activities was approximately $2.4 million and $2.8 million for the quarter ended October 2, 2010 and October 3, 2009, respectively. The fiscal 2011 net cash provided by operating activities was attributable to net loss, working capital consumption and deferred income taxes of approximately $1.3 million, $2.2 million and $1.0 million, respectively, more than offset by non-cash depreciation and amortization of approximately $1.3 million, share-based compensation expense of approximately $4.9 million and debt related amortization of approximately $0.7 million. The net cash provided by operating activities in fiscal 2010 was in part attributable to working capital contributions of approximately $0.9 million. The fiscal 2010 net loss of approximately $0.5 million was also offset by non-cash depreciation and amortization of approximately $1.3 million, share-based compensation of approximately $0.9 million and debt related amortization of approximately $0.7 million.

Investing Activities

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $1.1 million for the quarter ended October 2, 2010 compared to approximately $0.7 million in the comparable prior year period.

Financing Activities

Net cash used in financing activities was approximately $3.7 million for the quarter ended October 2, 2010, compared to net cash provided by financing activities of approximately $0.7 million in the same period in fiscal 2010. Net cash used in financing activities was primarily due to repayment of borrowings of $3.0 million and payment of debt issuance costs of approximately $0.6 million in connection with the Amended and Restated Credit Agreement entered into on July 29, 2010. Net cash provided by financing activities in fiscal 2010 was attributable to borrowings of $2.5 million under our line of credit partially offset by approximately $1.8 million for the repurchase of Convertible notes (cash payment for principal which included a cash outflow for the fiscal 2009 year-end repurchase).

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and Convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of October 2, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$258	$214	$44	$—	$—
Supplier agreements	1,834	1,834	—	—	—
Operating lease obligations	5,280	2,219	2,603	458	—
Vendor supplied capital lease agreement	794	251	543	—	—
Convertible notes principal amount (1)	39,650	—	39,650	—	—
Convertible notes, contractual interest (1)	2,381	1,586	795	—	—
Revolving credit obligation (2)	14,000	—	—	14,000	—

Total (3)	$64,197	$6,104	$43,635	$14,458	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. The Convertible notes bear interest at a rate of 4% per annum, payable in cash semi-annually in arrears on each April 15 and October 15. The contractual interest assumes the Convertible notes principal amount remains unchanged (see Note 12 – Debt and Capital Leases).
(2)	The revolving credit facility expires on January 1, 2014 (See Note 12– Debt and Capital Leases). This amount was fully repaid with proceeds from our equity offering, which closed on November 9, 2010.
(3)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves.

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net loss, which is the most directly comparable financial measure presented in accordance with U.S. GAAP (in thousands):

	Quarter Ended	Quarter Ended
	October 2, 2010 (13 weeks)	October 3, 2009 (14 weeks)

Net loss	$(1,264)	$(482)
Interest expense, net(a)	1,340	1,382
Income tax benefit	(916)	(23)
Depreciation and amortization	1,347	1,342

EBITDA	$507	$2,219
Share-based compensation	4,869	893
Business realignment	—	68
Other, net(b)	277	(232)

Adjusted EBITDA	$5,653	$2,948

(a)	Includes the amortization of debt discount on convertible notes of $561 for the quarter ended October 2, 2010 and $605 for the quarter ended October 3, 2009 and Interest expense, net of $779 for the quarter ended October 2, 2010 and $777 for the quarter ended October 3, 2009.
(b)	For the quarter ended October 2, 2010, includes net loss resulting from the changes in our foreign exchange forward contracts and on transactions denominated in currencies other than our functional currencies of $271 and other loss of $6. For the quarter ended, October 3, 2009, includes gain on extinguishment of convertible debt, net of issue cost write-off of $364, and the net loss resulting from the changes in our foreign exchange forward contracts and on transactions denominated in currencies other than our functional currencies of $131 and other expense of $1.

EBITDA and Adjusted EBITDA are not defined under generally accepted accounting principles as applied in the United States. We define EBITDA as net loss before interest (including the amortization of the debt discount on convertible notes), income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for share-based compensation, business realignment and other, net. Under our New Credit Agreement, we are required to comply with certain financial covenants, including a minimum consolidated EBITDA as such term is defined in that agreement and may differ from the calculation presented above. We use EBITDA and Adjusted EBITDA as tools to evaluate our operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to management, investors and prospective investors by excluding certain charges and other amounts that relate to capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rate, net operating losses and uncertain tax positions or valuation allowance), the age and book depreciation of property and equipment (affecting depreciation expense), and share based compensation. EBITDA and Adjusted EBITDA are included in this presentation to provide management, our investors and prospective investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our operations and to provide a consistent basis for comparison between periods. We believe EBITDA and Adjusted EBITDA when viewed with both our U.S. GAAP results and the reconciliation to net loss provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, income taxes, depreciation and amortization and share-based compensation, are significant components in understanding our financial performance. EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies or terms defined in our New Credit Agreement.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net loss as determined by U.S. GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, pay for the exercise of stock appreciation rights, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they measures of our profitability because they do not include costs and expenses identified above.

Forward-Looking Information

We discuss expectations regarding our future performance in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking” statements are based on currently available information, business plans and projections about future events and trends. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “will”, “plan”, “intend”, “expect” and similar expressions identify forward-looking statements. Except as required by federal securities law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. When evaluating our business, the Risk Factors included in Item 1A. of our Annual Report filed on Form 10-K for the fiscal year ended July 3, 2010 should be considered in conjunction with all other information included in our filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010, other than an addition to the risk factor below.

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

Such significant fluctuations in our stock price could unexpectedly materially increase or decrease our costs. We have used stock appreciation rights (“SARs”) as a component of our executive compensation, as we believe that SARs awards motivate our executives to maximize long-term shareholder value. We record share-based compensation expense in the Consolidated Statements of Operations, using the fair value method. We cannot predict the market value of our common stock at the time of the exercise of these grants, nor the magnitude of cash settlement at any particular time over the terms of these grants. Our SARs, which are classified as liability awards, have been and will continue to be, re-measured at fair value at each reporting period until all awards are settled. Fluctuations in the fair value of our SARs are recorded as increases or decreases in share-based compensation expense. The volatility of our common stock price impacts our ability to provide accurate guidance on our future reported financial results, as it drives the fair value of the SARs. To the extent that there are significant fluctuations in our common stock price, the re-measurement of the SARs liability could have a material impact on our reported results, financial position and cash flows.

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

Date: November 16, 2010	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer