Form 10-Q
period 2011-01-01
LECROY CORP
filed 2011-02-09
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

The number of shares of common stock outstanding as of February 4, 2011 was 16,092,279.

LeCROY CORPORATION

FORM 10-Q

INDEX

		Page No.
PART I

FINANCIAL INFORMATION		1

Item 1.	Financial Statements:	1

	Consolidated Balance Sheets (Unaudited) as of January 1, 2011 and July 3, 2010	1

	Consolidated Statements of Operations (Unaudited) for the Quarter ended January 1, 2011 (13 weeks) and January 2, 2010 (13 weeks) and Two Quarters ended January 1, 2011 (26 weeks) and January 2, 2010 (27 weeks)	2

	Consolidated Statements of Cash Flows (Unaudited) for the Two Quarters ended January 1, 2011 (26 weeks) and January 2, 2010 (27 weeks)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27
PART II

OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

Signature		30

LeCroy ®, Wavelink®, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, CATC™, WaveAce® and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	January 1 , 2011	July 3, 2010*
ASSETS

Current assets:
Cash and cash equivalents	$8,707	$7,822
Accounts receivable, net of reserves of $273 and $499 at January 1, 2011 and July 3, 2010, respectively	28,620	26,840
Inventories, net	37,563	30,308
Other current assets	12,361	9,654

Total current assets	87,251	74,624
Property, plant and equipment, net	22,988	20,806
Intangible assets, net	579	409
Other non-current assets	6,882	6,815

Total assets	$117,700	$102,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,772	$13,649
Accrued expenses and other current liabilities	21,468	12,327
Convertible notes, net of unamortized discount of $1,427 and $0, respectively	28,223	—

Total current liabilities	68,463	25,976
Long-term bank debt	—	17,000
Convertible notes, net of unamortized discount of $0 and $3,044, respectively	—	36,606
Deferred revenue and other non-current liabilities	3,690	3,296

Total liabilities	72,153	82,878
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of January 1, 2011 and July 3, 2010)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 15,983,094 shares issued and outstanding at January 1, 2011 and 12,764,413 shares issued and outstanding at July 3, 2010)	164	128
Additional paid-in capital	149,908	125,392
Accumulated other comprehensive income	4,175	1,992
Accumulated deficit	(108,700)	(107,736)

Total stockholders’ equity	45,547	19,776

Total liabilities and stockholders’ equity	$117,700	$102,654

*Certain July 3, 2010 amounts have been revised. See Note 1 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended (13 weeks)		Two Quarters Ended
In thousands, except per share data	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Revenues:
Test and measurement products	$41,884	$28,384	$78,357	$54,191
Service and other	3,128	2,614	5,765	4,808

Total revenues	45,012	30,998	84,122	58,999
Cost of revenues	17,371	12,820	33,093	25,154

Gross profit	27,641	18,178	51,029	33,845
Operating expenses:
Selling, general and administrative	15,738	10,167	31,087	19,070
Research and development	9,430	6,839	18,032	12,958

Total operating expenses	25,168	17,006	49,119	32,028

Operating income	2,473	1,172	1,910	1,817
Other (expense) income:
(Loss) gain on extinguishment of convertible notes, net of issue cost write-off	(532)	247	(532)	611
Interest income	12	18	23	29
Interest expense	(622)	(855)	(1,412)	(1,643)
Amortization of debt discount on convertible notes	(511)	(605)	(1,072)	(1,210)
Other, net	(341)	(138)	(618)	(270)

Other expense, net	(1,994)	(1,333)	(3,611)	(2,483)

Income (loss) before income taxes	479	(161)	(1,701)	(666)
Provision (benefit) for income taxes	179	120	(737)	97

Net income (loss)	$300	$(281)	$(964)	$(763)

Net income (loss) per common share:
Basic	$0.02	$(0.02)	$(0.07)	$(0.06)
Diluted	$0.02	$(0.02)	$(0.07)	$(0.06)
Weighted average number of common shares:
Basic	14,577	12,387	13,622	12,323
Diluted	15,210	12,387	13,622	12,323

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Two Quarters ended
	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(964)	$(763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,710	2,682
Share-based compensation	9,117	1,976
Amortization of debt issuance costs	270	239
Amortization of debt discount on convertible notes	1,072	1,210
Deferred income taxes	(751)	(123)
Loss (gain) on extinguishment of convertible notes, net of issue cost write-off	532	(611)
(Gain) loss on disposal of property, plant and equipment	(68)	5
Change in operating assets and liabilities:
Accounts receivable	271	1,837
Inventories	(8,502)	5,044
Other current and non-current assets	(1,729)	(1,379)
Accounts payable, accrued expenses and other liabilities	5,246	(5,038)

Net cash provided by operating activities	7,204	5,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,594)	(1,167)

Net cash used in investing activities	(2,594)	(1,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	3,500	2,500
Repurchase of convertible notes	(10,175)	(3,775)
Payments made on capital leases	(128)	(124)
Payment of debt issuance costs	(625)	—
Proceeds from stock issuance, net of underwriters discount	23,117	—
Repayment of borrowings under credit line	(20,500)	—
Proceeds from employee stock purchase and option plans	687	262

Net cash (used in) provided by financing activities	(4,124)	1,137

Effect of exchange rate changes on cash and cash equivalents	399	105

Net increase in cash and cash equivalents	885	2,880
Cash and cash equivalents at beginning of the period	7,822	6,413

Cash and cash equivalents at end of the period	8,707	$9,293

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,171	$1,287
Income taxes, net of refunds	240	252
Non-cash transactions:
Transfer of inventory into property, plant and equipment	1,375	331
Stock offering expenses unpaid	418	—
Property, plant and equipment acquired under capital lease	794	—

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

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 was a fifty-three week year and, as a result, the two quarters ended January 2, 2010 represented a 27-week period compared to a 26-week period for the two quarters ended January 1, 2011.

Correction of an immaterial error in the prior period consolidated financial statements

The Consolidated Balance Sheet as of July 3, 2010 reflects an immaterial correction of approximately $0.9 million to properly classify the deferred tax asset related to the Company’s stock appreciation rights (“SARs”) as a current asset. The Company’s SARs are liability classified awards and are reflected in the Consolidated Balance Sheets as current liabilities. The Company applied the concepts set forth in Staff Accounting Bulletin 99 (“SAB 99”) in order to assess materiality with respect to the balance sheet classification error and determined the impact on prior period financial statements was immaterial. Therefore, the deferred tax asset associated with the awards, which was previously classified as non-current as of July 3, 2010, has been reclassified from Other non-current assets to Other current assets to follow the current classification of the underlying award.

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended January 1, 2011 and January 2, 2010 is approximately $4.2 million and $1.1 million, respectively. For the two quarters ended January 1, 2011 and January 2, 2010, total share-based compensation is approximately $9.1 million and $2.0 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and two quarters ended January 1, 2011 and January 2, 1010:

	Quarter Ended January 1, 2011	Two quarters Ended January 1, 2011	Quarter Ended January 2, 2010	Two quarters Ended January 2, 2010
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.13%-1.98%	1.13%-1.98%	2.19%-2.30%	2.19%-2.57%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	57.09%-57.30%	56.22%-57.30%	56.36%-56.51%	56.36%-59.01%
Weighted average fair value of options granted	$4.45	$3.06	$1.96	$1.97

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Changes in the Company’s stock options for the quarter and two quarters ended January 1, 2011 were:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	2,274,807	$6.89
Granted	459,000	$5.98
Exercised	(37,550)	$3.03
Expired	(5,160)	$7.27
Forfeited	(19,255)	$3.95

Outstanding at October 2, 2010	2,671,842	$6.81	4.94	$8,067
Granted	38,056	$8.96
Exercised	(69,557)	$3.38
Expired	(36,278)	$17.88
Forfeited	(11,351)	$4.03

Outstanding at January 1, 2011	2,592,712	$6.79	4.78	$11,114

Vested and expected to vest at January 1, 2011	2,505,143	$6.85	4.58	$10,672

Exercisable at January 1, 2011	1,215,708	$9.42	3.71	$3,725

Approximately 8,100 immediately vested options were granted during the second quarter ended January 1, 2011, representing an annual grant to the board of directors.

The total intrinsic value of stock options exercised during the quarter and two quarters ended January 1, 2011 was approximately $0.2 million and $0.3 million, respectively, as compared to approximately zero for the quarter and two quarters ended ended January 2, 2010.

As of January 1, 2011, there was approximately $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 3.0 years. Approximately $0.1 million and less than $0.1 million of compensation cost was capitalized in inventory for the quarters ended January 1, 2011 and January 2, 2010. For the two quarters ended January 1, 2011 and January 2, 2010, approximately $0.2 million and less than $0.1 million was capitalized in inventory.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter and two quarters ended January 1, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 3, 2010	120,591	$9.44
Granted	—	$—
Vested	(27,313)	$12.07
Forfeited	(137)	$8.62

Non-vested stock at October 2, 2010	93,141	$8.67
Granted	45,623	$8.57
Vested	(55,372)	$8.91
Forfeited	—	$—

Non-vested stock at January 1, 2011	83,392	$8.46

As of January 1, 2011, there was approximately $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 1.1 years.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Employee Stock Purchase Plan (ESPP)

As of January 1, 2011 and July 3, 2010, there was approximately $0.1 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At January 1, 2011, there was approximately $7.2 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended January 1, 2011	Quarter Ended July 3, 2010
Expected holding period (years)	3.2	3.7
Risk-free interest rate	0.85% - 1.54%	1.01% - 1.60%
Dividend yield	0.0%	0.0%
Expected volatility	62.16% - 72.31%	58.00% - 67.88%
Weighted average fair value of SARs granted and outstanding	$5.56	$1.87

As of January 1, 2011 and July 3, 2010, there was approximately $10.5 million and $2.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter and two quarters ended January 1, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	3,329,000	$6.81

Outstanding at October 2, 2010	3,329,000	$6.81	4.41	$4,264

Outstanding at January 1, 2011	3,329,000	$6.81	4.16	$10,089

Vested and expected to vest at January 1, 2011	3,284,925	$6.82	4.15	$9,905

Exercisable at January 1, 2011	1,574,250	$7.31	3.01	$3,984

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

Revenue recognition requires judgment, including whether an arrangement includes multiple elements, and if so, whether VSOE, TPE or ESP of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in an arrangement, the ability to identify VSOE, TPE or ESP for those elements, the fair value of the respective elements and changes to a products estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases represent new products, upgrades or enhancements to existing products.

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.1 million and $0.2 million for the quarter and two quarters ended January 1, 2011 as compared to approximately $0.1 million and $0.3 million for the quarter and two quarters ended January 2, 2010, respectively.

Service and other revenue

Service and other revenue includes extended warranty contracts, repairs and calibrations performed on instruments after the expiration of their normal warranty period, direct service accessories and packages, payments for research and development activities in accordance with a third party agreement, and software maintenance agreements. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibration services and recognizes such revenue on a straight-line basis over the related service period.

The Company recognized approximately $0.3 million and $0.5 million in other revenue related to a research and development and distribution agreement for each of the quarter and two quarter periods ended January 1, 2011 and January 2, 2010, respectively. Revenue is being recognized ratably over the three year term of the agreement.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Business Realignment and Restructuring Initiatives

Fiscal 2010 Business Realignment

In the fourth quarter of fiscal 2010, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”), resulting from headcount reductions of four employees or approximately 1% of the workforce as compared to June 27, 2009. As of January 1, 2011, approximately $0.1 million has been paid in cash and no liability remains.

In the third quarter of fiscal 2010, as a result of administrative changes, the Company recorded severance of approximately $0.2 million, which was expensed to Selling, general and administrative (“SG&A”), resulting from a headcount reduction. As of January 1, 2011, approximately $0.2 million has been paid in cash and no liability remains.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of Fiscal 2014. As of January 1, 2011, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.3 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of January 1, 2011, approximately $2.4 million has been paid in cash, and approximately $0.2 million remains in Accrued expenses and other current liabilities and nearly zero remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Derivative Instruments and Fair Value

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and two quarters ended January 1, 2011 and January 2, 2010 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter ended Amount of Gain/(Loss) Recognized in Income on Derivatives	Two quarters ended Amount of Gain/(Loss) Recognized in Income on Derivatives
Period ended January 1, 2011 Foreign exchange forward contracts	Other, net	582	908
Period ended January 2, 2010 Foreign exchange forward contracts	Other, net	154	441

The net gains resulting from changes in the fair value of these derivatives, as presented above, combined with the net losses resulting from transactions denominated in other than their functional currencies were net losses of approximately $0.3 million and $0.6 million for the quarter and two quarters ended January 1, 2011, as compared to net losses of approximately $0.1 million and $0.3 million for the quarter and two quarters ended January 2, 2010, respectively.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at January 1, 2011	Notional Amount at July 3, 2010
Buy Swiss Francs for US Dollars	$9.6	$8.0
Buy Japanese Yen for US Dollars	2.4	2.8
Sell Euros for US Dollars	5.7	4.2
Sell Euros for Swiss francs	2.8	3.0
Other foreign currency forwards	0.9	1.5

Total	$21.4	$19.5

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of January 1, 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$27	—	$27	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$88	—	$88	—

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net liability of $0.1 million and less than $0.1 million at January 1, 2011 and July 3, 2010, respectively.

6. Comprehensive Income (Loss)

	Quarter ended		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Net income (loss)	$300	$(281)	$(964)	$(763)
Foreign currency translation gain (loss)	626	(2)	2,183	909

Comprehensive income (loss)	$926	$(283)	$1,219	$146

7. Inventories, net

Inventories consist of the following (in thousands):

	January 1, 2011	July 3, 2010
Raw materials	$9,656	$9,305
Work in process	9,519	6,416
Finished goods	18,388	14,587

Total	$37,563	$30,308

The value of demonstration units included in finished goods was approximately $13.4 million and $10.7 million at January 1, 2011 and July 3, 2010, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $3.4 million and $3.3 million at January 1, 2011 and July 3, 2010, respectively.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	January 1, 2011	July 3, 2010*
Deferred tax assets, net (see Note 1)	$5,780	$5,074
Prepaid taxes	618	375
Prepaid deposits	534	656
Other receivables	2,047	1,150
Value-added tax receivable	984	490
Other	2,398	1,909

Total	$12,361	$9,654

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	January 1, 2011	July 3, 2010
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,296
Accumulated amortization		(8,242)	(8,188)

Net carrying amount		$304	$108

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,317)	(1,291)

Net carrying amount		$275	$301

Total net carrying amount	3.4 years	$579	$409

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	January 1, 2011	July 3, 2010 *
Deferred tax assets, net (see Note 1)	$5,802	$5,676
Deferred financing costs on convertible note	—	402
Deferred financing costs on credit agreement	483	18
Other	597	719

Total	$6,882	$6,815

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 1, 2011	July 3, 2010
Compensation and benefits, including severance (a)	$15,838	$7,343
Warranty	953	867
Deferred revenue, current portion (b)	1,194	1,207
Accrued interest on debt	254	380
Retained liabilities from discontinued operations	160	160
Capital leases, current portion (c)	254	66
Professional fees	445	355
Deferred tax liabilities	273	241
Other current liabilities	2,097	1,708

Total	$21,468	$12,327

(a)	Includes approximately $10.5 million and $2.7 million of SARs liability as of January 1, 2011 and July 3, 2010, respectively.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(b)	The long-term portion of Deferred revenue is approximately $0.8 million and $0.7 million as of January 1, 2011 and July 3, 2010, respectively, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.
(c)	The long-term portion of Capital leases is approximately $0.5 million as of January 1, 2011 and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet. There was no long-term portion of Capital leases at July 3, 2010.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	January 1, 2011	July 3, 2010
Balance at beginning of period	$867	$905
Accruals for warranties issued during the period	615	732
Warranty costs incurred during the period	(529)	(770)

Balance at end of period	$953	$867

12. Debt and Capital Leases

Prior Credit Agreement

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

New Credit Agreement

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Subject to complying with applicable covenants, the proceeds of the borrowings under the New Credit Agreement have and will be used to refinance existing debt, including the ability to retire the outstanding Notes which have a first put or redemption date in October 2011, fund short-term and long-term working capital, for issuance of Letters of Credit and general corporate purposes.

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

The Company is required to comply with certain financial covenants, measured quarterly, including, as defined: a total leverage ratio, a senior leverage ratio, a minimum consolidated EBITDA, a minimum fixed charge ratio, a maximum capital expenditure, a maximum debt outstanding and a minimum liquidity. The senior leverage ratio, maximum debt outstanding and minimum liquidity covenants were eliminated under the Second Modification effective January 11, 2011.

First Modification of New Credit Agreement

Effective as of September 28, 2010, LeCroy entered into a First Modification Agreement to modify the maximum debt outstanding financial covenant of its New Credit Agreement, prior to its removal under the Second Modification effective January 11, 2011.

The Company incurred approximately $0.6 million of financing costs in connection with the New Credit Agreement which will be deferred and amortized, on a straight line basis, over the term of the New Credit Agreement, along with the remaining unamortized fees associated with the Prior Credit Agreement of approximately $0.2 million. At January 1, 2011, approximately $0.3 million of deferred financing costs were included in Other current assets and approximately $0.5 million were included in Other non-current assets.

As of January 1, 2011, the Company had no balances outstanding against the credit facility, the letter of credit subfacility or the swingline loan subfacility. As of January 1, 2011, the Company was in compliance with its financial covenants.

Second Modification of New Credit Agreement

Effective January 11, 2011, the Company entered into a Second Modification Agreement to modify certain terms and provisions of its New Credit Agreement as described in Note 19 – Subsequent Events.

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

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

As of January 1, 2011 and July 3, 2010, the market value of the Notes was approximately $30.3 million and $37.5 million, respectively. Fair value is determined through information obtained from a third party, using the latest available market data.

As of January 1, 2011, approximately $0.2 million of unamortized fees related to the Notes were included in Other current assets. At July 3, 2010, approximately $0.4 million of unamortized fees were included in Other non-current assets on the Consolidated Balance Sheet.

Below is a summary of the Company’s repurchases of the Notes for the quarter and two quarters ended January 1, 2011 and January 2, 2010 (in thousands):

	Quarter ended		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Face value repurchased	$10,000	$2,400	$10,000	$3,400
(Loss) gain on extinguishment of convertible notes, net of issue cost write-off	(532)	247	(532)	611

The carrying amount of the equity component of the Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Notes as of January 1, 2011 and July 3, 2010 were as follows (in thousands):

	January 1, 2011	July 3, 2010
Equity component of Notes	$8,326	$8,493

Principal amount of Notes	$29,650	$39,650
Unamortized discount of Notes	(1,427)	(3,044)

Liability component of Notes	$28,223	$36,606

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The effective interest rate, contractual interest expense and amortization of debt discount for the Notes for the quarter and two quarters ended January 1, 2011 and January 2, 2010 were as follows:

	Quarter ended		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Effective interest rate	10.5%	10.5%	10.5%	10.5%
(in thousands):
Interest expense—contractual	$297	$454	$694	$970
Amortization of debt discount	$511	$605	1,072	1,210

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. During the first quarter of 2011, the Company renewed the software license for approximately $0.8 million. The lease bears interest at 5.25% with a three-year term. As of January 1, 2011, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.5 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at January 1, 2011. The outstanding balance under this facility remains unchanged from July 3, 2010.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.7 million and $1.4 million related to operating leases for the quarter and two quarters ended January 1, 2011, respectively, and approximately $0.6 million and $1.2 million for the quarter and two quarters ended January 2, 2010, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse affect on its business, results of operations, financial condition or cash flows.

In November 2010, as resolution to an ongoing matter, the Company entered into a confidential intellectual property settlement agreement with an entity and several of its employees. Under the terms of the agreement, the Company will receive a series of scheduled payments which will in effect reimburse the Company for legal expenses incurred related to this matter. As payments become virtually certain to be received, the amounts will be credited against Selling, general and administrative (“SG&A”) expenses in the Consolidated Statement of Operations. For the quarter ended January 1, 2011, the Company recorded approximately $0.3 million as a credit to SG&A expenses for the reimbursement of fees and $0.1 million of this amount is included in Other current assets on the Consolidated Balance Sheet. The $0.1 million was received subsequent to the quarter ended January 1, 2011.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14. Common Stock and Net Income (Loss) Per Common Share (EPS)

On November 9, 2010, the Company closed an underwritten public offering of 2,990,000 shares of its common stock at $8.25 per share, raising aggregate proceeds of approximately $22.7 million after deducting the underwriting discount of approximately $1.5 million and other offering related expenses of $0.4 million. The Company used $15.5 million of the proceeds from the offering to repay indebtedness outstanding under the credit facility, in accordance with the provisions of the New Credit Agreement.

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter and two quarters ended January 1, 2011 and January 2, 2010:

	Quarter ended (13 weeks)		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Numerator:
Net income (loss)	$300	$(281)	$(964)	$(763)

Denominator:
Weighted average shares outstanding:
Basic	14,577	12,387	13,622	12,323
Employee stock options and other	633	—	—	—

Diluted	15,210	12,387	13,622	12,323

The computations of diluted EPS for the quarters ended January 1, 2011 and January 2, 2010 do not include approximately 0.7 million and 2.2 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the two quarters ended January 1, 2011 and January 2, 2010 do not include approximately 1.0 million and 2.1 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

15. Employee Benefit Plans

The following table represents consolidated disclosure of the Company’s Swiss defined benefit pension plan, as described in the 2010 Annual Report on Form 10-K.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the quarter and two quarters ended January 1, 2011 and January 2, 2010 are as follows (in thousands):

	Quarter ended (13 weeks)		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Service cost	$105	$69	$204	$132
Interest cost	81	78	158	153
Expected return on plan assets	(81)	(65)	(157)	(128)

Net periodic pension benefit cost	$105	$82	$205	$157

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

16. Income Taxes

The effective income tax rates for the quarter and two quarters ended January 1, 2011 were 37.4% and 43.3%, respectively, compared to an effective income tax rate of (74.5)% and (14.6)%, for the quarter and two quarters ended January 2, 2010, respectively. The effective income tax rate for the quarter and two quarters ended January 1, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, and a tax benefit of approximately $0.3 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Authorization, and Job Creation Act of 2010 passed into law on December 17, 2010. The effective income tax rate for the quarter and two quarters ended January 2, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.1 million and $0.2 million, respectively.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, research tax credits, domestic production activities deductions and non-deductible expenses.

At January 1, 2011, the Company’s net U.S. deferred tax assets amounted to approximately $11.5 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At January 1, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.7 million of which approximately $1.3 million was reflected as a non-current liability and approximately $9.4 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of January 1, 2011, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

17. Geographic Revenue and Assets

The Company operates in a single-reportable segment in the test and measurement market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended (13 weeks)		Two Quarters Ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Americas	$12,601	$13,387	$25,584	$26,616
Europe/Middle East	18,978	11,955	31,154	19,912
Asia/Pacific	13,433	5,656	27,384	12,471

Total revenues	$45,012	$30,998	$84,122	$58,999

Total assets by geographic area are as follows (in thousands):

	January 1, 2011	July 3, 2010
Americas	$95,630	$85,088
Europe/Middle East	14,108	11,131
Asia/Pacific	7,962	6,435

Total assets	$117,700	$102,654

Total property, plant and equipment, net by geographic area are as follows (in thousands):

	January 1, 2011	July 3, 2010
Americas	$22,101	$19,892
Europe/Middle East	395	471
Asia/Pacific	492	443

Total property, plant and equipment	$22,988	$20,806

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

18. New Accounting Pronouncements

Recent pronouncements adopted

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company adopted the guidance in the first quarter of fiscal 2011 and it did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 3, “Revenue Recognition” for further details.

Recent pronouncement not yet adopted

There have been no accounting pronouncements recently issued that are expected to materially affect the Company’s consolidated financial position or results of operations.

19. Subsequent Events

On January 11, 2011, LeCroy Corporation entered into a Second Modification of the New Credit Agreement which amends the Company’s existing credit facility that was entered into on July 29, 2010 and subsequently amended by the First Modification on September 28, 2010.

Under the Second Modification, certain covenants and terms have been revised. The Company is now required to comply with certain financial covenants, measured quarterly, including, as defined: a total leverage ratio, a minimum consolidated EBITDA, a fixed charge coverage ratio and maximum capital expenditures. This modification lowers certain interest rates and fees payable under the New Credit Agreement and includes a provision for a LIBOR floor of 0.375% per annum. The Applicable Rate Margins for borrowings associated with each leverage ratio tier have been lowered from a range of 2.25%-4.25%, to a new range of 1.0%-3.0%. Additionally, the Second Modification amended restrictive covenants that limited the Company’s ability to make investments, acquisitions and stock repurchases.

The Company incurred approximately $0.1 million of financing costs in connection with the Second Modification which will be deferred and amortized, on a straight line basis, over the term of the New Credit Agreement.

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

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 was a fifty-three week year and, as a result, the two quarters ended January 2, 2010 represented a 27-week period compared to a 26-week period for the two quarters ended January 1, 2011.

Recent Accounting Pronouncements

There have been no accounting pronouncements recently issued that are expected to materially affect the Company’s consolidated financial position or results of operations.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and two quarters ended January 1, 2011 and January 2, 2010.

(Unaudited)	Quarter ended (13 weeks)		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Revenues:
Test and measurement products	93.1%	91.6%	93.1%	91.9%
Service and other	6.9	8.4	6.9	8.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	38.6	41.4	39.3	42.6

Gross profit	61.4	58.6	60.7	57.4
Operating expenses:
Selling, general and administrative	35.0	32.8	37.0	32.3
Research and development	20.9	22.1	21.4	22.0

Total operating expenses	55.9	54.9	58.4	54.3
Operating income	5.5	3.7	2.3	3.1
Other (expense) income:
(Loss) gain on extinguishment of convertible notes, net of issue cost write-off	(1.2)	0.8	(0.6)	1.0
Interest income	—	0.1	—	0.1

(Unaudited)	Quarter ended (13 weeks)		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Interest expense	(1.4)	(2.8)	(1.7)	(2.8)
Amortization of debt discount	(1.1)	(2.0)	(1.3)	(2.1)
Other, net	(0.7)	(0.3)	(0.7)	(0.4)

Other expense, net	(4.4)	(4.2)	(4.3)	(4.2)
Income (loss) before income taxes	1.1	(0.5)	(2.0)	(1.1)
Provision (benefit) for income taxes	0.4	0.4	(0.9)	0.2

Net income (loss)	0.7%	(0.9)%	(1.1)%	(1.3)%

Comparison of the Quarter Ended January 1, 2011 and January 2, 2010

Total revenues were approximately $45.0 million for the quarter ended January 1, 2011, compared to $31.0 million for the comparable prior year period, representing an increase of approximately 45.2%, or $14.0 million, primarily as a result of an increase in sales of Test and measurement products. We have benefited from the surge in the deployment of mobile devices and the bandwidth utilization of these mobile devices. This surge has driven customer demand for our highest speed oscilloscopes and has positively impacted our sales. Demand and sales for our mid-range oscilloscopes have increased as well, as design engineers are faced with greater signal integrity challenges when using new devices and working with higher speed standards. Our customers’ investments in research and development remain strong, as the economic recovery gains momentum in the technology sector.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $3.1 million for the quarter ended January 1, 2011, representing an increase of approximately 19.7% or $0.5 million, compared to approximately $2.6 million for the comparable prior year period. The increase was primarily the result of higher customer demand for ancillary service orders.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Quarter Ended January 1, 2011	percentage	Quarter Ended January 2, 2010	percentage
Americas	$12,601	28.0%	$13,387	43.2%
Europe/Middle East	18,978	42.2	11,955	38.6
Asia/Pacific	13,433	29.8	5,656	18.2

Total revenues	$45,012	100.0%	$30,998	100.0%

For the quarter ended January 1, 2011, revenues in Europe/Middle East and Asia/Pacific increased due to unprecedented customer demand, predominantly in Japan and China. The net increase in revenues was slightly offset by a decrease in Americas due to timing of shipments. For the quarter ended January 1, 2011, foreign currency fluctuations negatively impacted revenue by approximately $0.6 million.

Gross profit for the quarter ended January 1, 2011 was approximately $27.6 million, or 61.4% gross margin, compared to approximately $18.2 million, or 58.6% gross margin, for the comparable prior year period. The gross margin for the quarter ended January 1, 2011 was positively impacted by additional operating leverage from higher volumes and favorable product mix, with increased sales of higher margin oscilloscopes. Share-based compensation expense for the quarter ended January 1, 2011 was approximately $0.1 million compared to less than $0.1 million for the prior comparable period.

Selling, general and administrative (“SG&A”) expense was approximately $15.7 million for the quarter ended January 1, 2011 as compared to approximately $10.2 million for the quarter ended January 2, 2010, representing an increase of approximately 54.8% or $5.6 million. The current quarter reflects increased selling expenses as a result of new hires and variable selling and marketing expenses incurred to achieve the higher level of sales, slightly offset by the reimbursement of certain legal expenses. Share-based compensation expense was approximately $3.5 million in the current period as compared to $0.8 million in the second quarter of fiscal 2010, driven by an increase in the fair value of the SARs.

Research and development (“R&D”) expense was approximately $9.4 million for the quarter ended January 1, 2011, compared to approximately $6.8 million for the comparable prior year period, an increase of approximately 37.9% or $2.6 million. The increase in R&D was attributable to incremental charges associated with our new products and expenditures for ongoing initiatives. Share-based compensation for the quarter ended January 1, 2011 and January 2, 2010 was approximately $0.6 million and $0.3 million respectively, and was primarily impacted by the increase in the fair value of the SARs.

Other expense, net, which consists primarily of: losses and gains on the extinguishment of debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was an expense of approximately $2.0 million for the quarter ended January 1, 2011 compared to an expense of approximately $1.3 million for the second quarter ended January 2, 2010. The increase is predominantly due to an approximate $0.5 million loss incurred on the extinguishment of convertible notes for the quarter ended January 1, 2011, as we repurchased $10.0 million face value of our outstanding notes, versus a gain of approximately $0.2 million on the extinguishment of convertible notes for the quarter ended January 2, 2010, when we repurchased $2.4 million face value of the outstanding notes. Accounting for the extinguishment of convertible notes requires the application of derecognition guidance where upon repurchase, the fair value of the liability component immediately prior to the extinguishments is measured first and the difference between the fair value of the aggregate consideration paid and the fair value of the liability component is attributed to the reacquisition of the equity component. The derecognition guidance resulted in a loss in the consolidated statement of operations that differed from the cash loss, which we measure as the difference between the cash paid and the principal face value amount repurchased. The after-tax impact resulting from the difference between the cash loss and the accounting loss is approximately $0.2 million. Additionally, there was a net foreign exchange loss of approximately $0.3 million for the quarter ended January 1, 2011 as compared to a net loss of approximately $0.1 million for the comparable prior period. Net interest expense was approximately $0.6 million for the quarter ended January 1, 2011 as compared to approximately $0.8 million for the comparable prior year period as a result of a decreased debt position.

Comparison of the Two quarters Ended January 1, 2011 and January 2, 2010

Total revenues were approximately $84.1 million for the two quarters ended January 1, 2011, compared to $59.0 million for the comparable prior year period, representing an increase of approximately $25.1 million, or 42.6%, primarily due to intense customer demand for high-end and mid-range oscilloscopes. The additional week of sales in our fiscal 2010 year had a negligible impact on the year-to-date revenue comparisons.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $5.8 million for the two quarters ended January 1, 2011, representing an increase of approximately 19.9 % or $1.0 million, compared to $4.8 million for the comparable prior year period. The increase was primarily the result of increased demand for ancillary services in the current period.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Two Quarters Ended January 1, 2011 (26 weeks)	percentage	Two Quarters Ended January 2, 2010 (27 weeks)	percentage
Americas	$25,584	30.4%	$26,616	45.2%
Europe/Middle East	31,154	37.0	19,912	33.7
Asia/Pacific	27,384	32.6	12,471	21.1

Total revenues	$84,122	100.0%	$58,999	100.0%

For the two quarters ended January 1, 2011, revenues were higher in terms of dollars and percentages in Europe/Middle East and Asia/Pacific due to increased customer demand. The decrease in terms of dollars and percentages in Americas was attributable to the timing of shipments. For the two quarters ended January 1, 2011, unfavorable foreign currency fluctuations impacted revenue by approximately $1.0 million.

Gross profit for the two quarters ended January 1, 2011 was approximately $51.0 million, or 60.7% gross margin, compared to $33.8 million, or 57.4% gross margin, for the comparable prior year period. The gross margin for the two quarters ended January 1, 2011 was positively impacted by higher volumes and favorable product mix, slightly offset by an increase of approximately $0.1 million of share-based compensation expense. The additional week of cost of sales in our fiscal 2010 year had a negligible impact on the year to date gross profit comparisons.

Selling, general and administrative (“SG&A”) expense was approximately $31.1 million for the two quarters ended January 1, 2011 compared to approximately $19.1 million for the two quarters ended January 2, 2010, representing an increase of approximately $12.0 million or 63%. The increase was mainly attributable to an increase in stock-based compensation expense of approximately $6.2 million driven by the higher fair value of SARs along with higher selling and marketing expenses incurred as a direct result of the 42.6% increase in sales for the period ended January 1, 2011 compared to the period ended January 2, 2010. The additional week of SG&A expenses in our fiscal 2010 year had a negligible impact on the year to date SG&A expense comparisons.

Research and development (“R&D”) expense was approximately $18.0 million for the two quarters ended January 1, 2011, compared to $13.0 million for the comparable prior year period, an increase of approximately 39.2% or $5.1 million. The increase primarily resulted from costs associated with our new products and an increase in share-based compensation expense of approximately $0.8 million for the two quarters ended January 1, 2011 versus January 2, 2010, as a result of the higher fair value of the SARs. The additional week of R&D expenses in our fiscal 2010 year had a negligible impact on the year to date R&D expense comparisons.

Other expense, net, which consists primarily of: losses and gains on the extinguishment of our convertible notes, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $3.6 million for the two quarters ended January 1, 2011 compared to approximately $2.5 million for the two quarters ended January 2, 2010, an increase of approximately $1.1 million or 45.4%. The increase is predominantly due to the loss on the extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million for the two quarters ended January 1, 2011 as compared to a net gain of approximately $0.6 million for the prior comparable period when we repurchased $3.4 million of the outstanding notes. Additionally, foreign currency headwinds contributed to the loss by approximately $0.6 million for the two quarters ended January 1, 2011 compared to approximately $0.3 million in the comparable prior period. Other expense, net was slightly offset by a decrease in interest expense of approximately $0.2 million to approximately $1.4 million for the two quarters ended January 1, 2011 as compared to approximately $1.6 million for the two quarters ended January 2, 2010 due to the combined effects of a lower borrowing base and favorable interest rates.

Income Taxes

Our effective income tax rate for the quarter and two quarters ended January 1, 2011 was 37.4% and 43.3%, respectively, compared to an effective income tax rate of (74.5)% and (14.6)%, for the quarter and two quarters ended January 2, 2010, respectively. Our effective income tax rate for the quarter and two quarters ended January 1, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, and a tax benefit of approximately $0.3 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Authorization, and Job Creation Act of 2010 passed into law on December 17, 2010. Our effective income tax rate for the quarter and two quarters ended January 2, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.1 million and $0.2 million, respectively.

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, research tax credits, domestic production activities deductions and non-deductible expenses.

Liquidity and Capital Resources

Cash and cash equivalents at January 1, 2011 were approximately $8.7 million compared to approximately $7.8 million at July 3, 2010. We have no borrowings outstanding under the existing credit facility and approximately $29.7 million principal outstanding under the Notes at January 1, 2011. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on October 15, 2011, at a repurchase price equal to 100% of the principal plus accrued and unpaid interest, if any.

On July 29, 2010, we reached an agreement with our lending partners, M&T Bank, RBS Citizens Bank and Capital One, to amend and extend our $50 million revolving line of credit through January 2014. We believe the amendment and extension of our credit facility will provide long-term liquidity and position us to augment our internal cash generation capabilities. The repurchase or retirement of the Notes will be done through a combination of cash generated from operations, working capital and the New Credit Agreement, subject to financial covenants.

Effective September 28, 2010 and January 11, 2011, we modified the New Credit Agreement, resulting in revised covenants and terms. The modifications, as discussed in Note 12 “Debt and Capital Leases” and Note 19 “Subsequent Events” offer less restrictive covenants and improved credit terms.

On November 9, 2010, we completed an underwritten public offering of 2,600,000 shares of our common stock, par value $0.01 per share. The offering price to the public was $8.25 per share, and the Underwriters purchased shares from us at a price of $7.7385 per share. The Underwriters also exercised their option to purchase 390,000 additional shares. The net proceeds from the sale of 2,990,000 shares of common stock were approximately $22.7 million, after deducting the underwriters discount and direct offering expenses. We used $15.5 million of proceeds from this offering to repay indebtedness outstanding under our revolving credit facility.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future, as well as repurchase or retire our Notes.

Operating Activities

Net cash provided by operating activities was approximately $7.2 million for the two quarters ended January 1, 2011 compared to net cash provided by operating activities of approximately $5.1 million in the same period last year. The fiscal 2011 net cash provided by operating activities was attributable to net loss, working capital consumption and deferred income taxes of approximately $1.0 million, $4.7 million and $0.8 million, respectively, more than offset by share-based compensation expense of approximately $9.1 million, non-cash depreciation and amortization of approximately $2.7 million, debt related amortization of approximately $1.3 million and loss on extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million. The net cash provided by operating activities in fiscal 2010 was in part attributable to working capital contributions of approximately $0.5 million. The fiscal 2010 net loss of approximately $0.8 million and non-cash gain on extinguishment of convertible notes, net of issue cost write-off of approximately $0.6 million was offset by non-cash depreciation and amortization of approximately $2.7 million, share-based compensation of approximately $2.0 million and debt related amortization of approximately $1.4 million.

Investing Activities

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $2.6 million for the two quarters ended January 1, 2011 compared to approximately $1.2 million in the comparable prior year period. As a result of our improving financial condition, we have increased discretionary capital spending which had been significantly impacted by our cost-reduction program initiated in fiscal 2009.

Financing Activities

Net cash used in financing activities was approximately $4.1 million for the two quarters ended January 1, 2011, compared to net cash provided by financing activities of approximately $1.1 million in the same period in fiscal 2010. Net cash used in financing activities was primarily due to the repayment of borrowings under the revolving credit line of approximately $20.5 million, repurchase of convertible notes of approximately $10.2 million and payment of debt issuance costs of approximately $0.6 million in connection with the New Credit Agreement entered into on July 29, 2010 and subsequent modifications. Net cash used in financing activities was partially offset by proceeds from our stock issuance, net of underwriters’ discount of approximately $23.1 million, borrowings under our credit line of approximately $3.5 million and proceeds from employee stock purchase and option plans of approximately $0.7 million. Net cash used in financing activities in fiscal 2010 was primarily due to the repurchase of convertible notes of approximately $3.8 million, partially offset by borrowings of approximately $2.5 million under our line of credit and proceeds from employee stock purchase and option plans of approximately $0.3 million.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and Convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of January 1, 2011
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$195	$185	$10	$—	$—
Supplier agreements	1,308	1,048	260	—	—
Operating lease obligations	5,628	2,218	2,720	690	—
Vendor supplied capital lease agreement	791	288	503	—	—
Convertible notes, principal amount (1)	29,650	29,650	—	—	—
Convertible notes, contractual interest (1)	1,186	1,186	—	—	—

Total (2)	$38,758	$34,575	$3,493	$690	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. The Convertible notes bear interest at a rate of 4% per annum, payable in cash semi-annually in arrears on each April 15 and October 15. The contractual interest assumes the Convertible notes principal amount remains unchanged (see Note 12 – Debt and Capital Leases).

(2)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves. Additionally, as of January 1, 2011, there are no amounts outstanding under our revolving credit facility.

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP (in thousands):

	Quarter ended (13 weeks)		Two quarters ended
	January 1, 2011	January 2, 2010	January 1, 2011 (26 weeks)	January 2, 2010 (27 weeks)
Net income (loss)	$300	$(281)	$(964)	$(763)
Interest expense, net	610	837	1,389	1,614
Amortization of debt discount on convertible notes	511	605	1,072	1,210
Income tax provision (benefit)	179	120	(737)	97
Depreciation and amortization	1,363	1,340	2,710	2,682

EBITDA	2,963	2,621	3,470	4,840
Share-based compensation	4,248	1,083	9,117	1,976
Business realignment	49	61	49	129
Loss on foreign exchange, net	344	148	615	279
Loss (gain) on extinguishment of convertible notes, net of issue costs	532	(247)	532	(611)
Other (income) expense	(3)	(10)	3	(9)

Adjusted EBITDA	$8,133	$3,656	$13,786	$6,604

EBITDA and Adjusted EBITDA are not defined under generally accepted accounting principles as applied in the United States. We define EBITDA as net income (loss) before interest (including the amortization of the debt discount on convertible notes), income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for share-based compensation, business realignment and other, net. Under our New Credit Agreement, we are required to comply with certain financial covenants, including a minimum consolidated EBITDA as such term is defined in that agreement and may differ from the calculation presented above. We use EBITDA and Adjusted EBITDA as tools to evaluate our operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to management, investors and prospective investors by excluding certain charges and other amounts that relate to capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rate, net operating losses and uncertain tax positions or valuation allowance), the age and book depreciation of property and equipment (affecting depreciation expense), and share-based compensation. EBITDA and Adjusted EBITDA are included in this presentation to provide management, our investors and prospective investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our operations and to provide a consistent basis for comparison between periods. We believe EBITDA and Adjusted EBITDA when viewed with both our U.S. GAAP results and the reconciliation to net income (loss) provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, income taxes, depreciation and amortization and share-based compensation, are significant components in understanding our financial performance. EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies or terms defined in our New Credit Agreement.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income (loss) as determined by U.S. GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, pay for the exercise of stock appreciation rights, make capital expenditures and make acquisitions or pay our income taxes; nor are they measures of our profitability because they do not include costs and expenses identified above.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 9, 2011	LeCROY CORPORATION

/s/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer