Form 10-Q
period 2011-04-02
LECROY CORP
filed 2011-05-16
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

The number of shares of common stock outstanding as of May 11, 2011 was 16,397,351.

LeCROY CORPORATION

FORM 10-Q

LeCroy®, Wavelink®, WaveMaster®, WavePro®, WaveJet®, WaveRunner®, WaveScan™, WaveSurfer™, WaveExpert™, MAUI™, CATC™, WaveAce® and QualiPHY® are our trademarks, among others not referenced in this document. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	April 2, 2011	July 3, 2010*
ASSETS

Current assets:
Cash and cash equivalents	$7,888	$7,822
Accounts receivable, net of reserves of $324 and $499 at April 2, 2011 and July 3, 2010, respectively	29,474	26,840
Inventories, net	45,173	30,308
Other current assets	13,575	9,654

Total current assets	96,110	74,624
Property, plant and equipment, net	24,126	20,806
Intangible assets, net	539	409
Other non-current assets	5,776	6,815

Total assets	$126,551	$102,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,279	$13,649
Accrued expenses and other current liabilities	25,937	12,327
Convertible notes, net of unamortized discount of $986 and $0, respectively	28,664	—

Total current liabilities	74,880	25,976
Long-term bank debt	—	17,000
Convertible notes, net of unamortized discount of $0 and $3,044, respectively	—	36,606
Deferred revenue and other non-current liabilities	3,552	3,296

Total liabilities	78,432	82,878
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of April 2, 2011 and July 3, 2010)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 16,300,356 shares issued and outstanding at April 2, 2011 and 12,764,413 shares issued and outstanding at July 3, 2010)	163	128
Additional paid-in capital	151,608	125,392
Accumulated other comprehensive income	4,553	1,992
Accumulated deficit	(108,205)	(107,736)

Total stockholders’ equity	48,119	19,776

Total liabilities and stockholders’ equity	$126,551	$102,654

*Certain July 3, 2010 amounts have been revised. See Note 1 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended (13 weeks)		Three Quarters Ended
In thousands, except per share data	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Revenues:
Test and measurement products	$43,699	$31,150	$122,056	$85,341
Service and other	2,762	2,433	8,527	7,241

Total revenues	46,461	33,583	130,583	92,582
Cost of revenues	18,019	13,502	51,112	38,656

Gross profit	28,442	20,081	79,471	53,926
Operating expenses:
Selling, general and administrative	17,488	11,889	48,575	30,959
Research and development	9,427	7,232	27,459	20,190

Total operating expenses	26,915	19,121	76,034	51,149

Operating income	1,527	960	3,437	2,777
Other (expense) income:
Gain (loss) on extinguishment of convertible notes, net of issue cost write-off	—	150	(532)	761
Interest income	12	2	35	31
Interest expense	(489)	(780)	(1,901)	(2,423)
Amortization of debt discount on convertible notes	(441)	(543)	(1,513)	(1,753)
Other, net	(23)	109	(641)	(161)

Other expense, net	(941)	(1,062)	(4,552)	(3,545)

Income (loss) before income taxes	586	(102)	(1,115)	(768)
Provision (benefit) for income taxes	92	(432)	(645)	(335)

Net income (loss)	$494	$330	$(470)	$(433)

Net income (loss) per common share:
Basic	$$0.03	$0.03	$(0.03)	$(0.03)
Diluted	$$0.03	$0.03	$(0.03)	$(0.03)
Weighted average number of common shares:
Basic	16,064	12,476	14,436	12,373
Diluted	16,906	12,678	14,436	12,373

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Three Quarters Ended
	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470)	$(433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,129	3,960
Share-based compensation	14,829	3,737
Amortization of debt issuance costs	398	356
Amortization of debt discount on convertible notes	1,513	1,753
Deferred income taxes	(792)	7
Loss (gain) on extinguishment of convertible notes, net of issue cost write-off	532	(761)
(Gain) loss on disposal of property, plant and equipment	(116)	24
Change in operating assets and liabilities:
Accounts receivable	(57)	133
Inventories	(17,175)	3,557
Other current and non-current assets	(1,704)	(137)
Accounts payable, accrued expenses and other liabilities	5,974	(2,344)

Net cash provided by operating activities	7,061	9,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,074)	(1,519)

Net cash used in investing activities	(4,074)	(1,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	3,500	8,500
Repurchase of convertible notes	(10,175)	(8,603)
Payments made on capital leases	(190)	(188)
Payment of debt issuance costs	(710)	—
Proceeds from stock issuance, net of underwriters discount	22,699	—
Repayment of borrowings under credit line	(20,500)	(6,000)
Proceeds from employee stock purchase and option plans	2,020	234

Net cash used in financing activities	(3,356)	(6,057)

Effect of exchange rate changes on cash and cash equivalents	435	32

Net increase in cash and cash equivalents	66	2,308
Cash and cash equivalents at beginning of the period	7,822	6,413

Cash and cash equivalents at end of the period	7,888	$8,721

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$1,217	$1,548
Income taxes, net of refunds	355	69
Non-cash transactions:
Transfer of inventory into property, plant and equipment	2,429	803
Stock options exercised by employee but unpaid	21	—
Property, plant and equipment acquired under capital lease	794	—

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

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 was a fifty-three week year and, as a result, the three quarters ended April 3, 2010 represented a 40-week period compared to a 39-week period for the three quarters ended April 2, 2011.

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

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended April 2, 2011 and April 3, 2010 is approximately $5.7 million and $1.8 million, respectively. For the three quarters ended April 2, 2011 and April 3, 2010, total share-based compensation is approximately $14.8 million and $3.7 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and three quarters ended April 2, 2011 and April 3, 2010:

	Quarter Ended April 2, 2011	Three Quarters Ended April 2, 2011	Quarter Ended April 3, 2010	Three Quarters Ended April 3, 2010
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.95%-2.19%	1.13%-2.19	2.32%-2.47%	2.19%-2.57%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	57.81%-58.26%	56.22%-58.26%	56.07%-56.10%	56.07%-59.01%
Weighted average fair value of options granted	$6.67	$3.30	$2.01	$1.97

Changes in the Company’s stock options for the quarter and three quarters ended April 2, 2011 were:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	2,274,807	$6.89
Granted	459,000	$5.98
Exercised	(37,550)	$3.03
Expired	(5,160)	$7.27
Forfeited	(19,255)	$3.95

Outstanding at October 2, 2010	2,671,842	$6.81	4.94	$8,067
Granted	38,056	$8.96
Exercised	(69,557)	$3.38
Expired	(36,278)	$17.88
Forfeited	(11,351)	$4.03

Outstanding at January 1, 2011	2,592,712	$6.79	4.78	$11,114
Granted	36,400	$13.15
Exercised	(318,917)	$4.46
Expired	(22,525)	$23.90
Forfeited	(11,840)	$3.88

Outstanding at April 2, 2011	2,275,830	$7.07	4.62	$13,813

Vested and expected to vest at April 2, 2011	2,192,049	$7.12	4.40	$13,254

Exercisable at April 2, 2011	1,091,881	$9.03	3.46	$5,382

Approximately 8,100 immediately vested options were granted during the second quarter ended January 1, 2011, representing an annual grant to the board of directors.

The total intrinsic value of stock options exercised during the quarter and three quarters ended April 2, 2011 was approximately $3.1 million and $3.6 million, respectively, as compared to approximately $0.1 million for the quarter and three quarters ended April 3, 2010.

As of April 2, 2011, there was approximately $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.9 years. Approximately $0.2 million and less than $0.1 million of compensation cost was capitalized in inventory for the quarters ended April 2, 2011 and April 3, 2010. For the three quarters ended April 2, 2011 and April 3, 2010, approximately $0.4 million and approximately $0.1 million was capitalized in inventory.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter and three quarters ended April 2, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 3, 2010	120,591	$9.44
Granted	—	$—
Vested	(27,313)	$12.07
Forfeited	(137)	$8.62

Non-vested stock at October 2, 2010	93,141	$8.67
Granted	45,623	$8.57
Vested	(55,372)	$8.91
Forfeited	—	$—

Non-vested stock at January 1, 2011	83,392	$8.46
Granted	—	$—
Vested	(9,185)	$9.51
Forfeited	(1,655)	$8.56

Non-vested stock at April 2, 2011	72,552	$8.33

As of April 2, 2011, there was approximately $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately one year.

Employee Stock Purchase Plan (ESPP)

As of April 2, 2011 and July 3, 2010, there was approximately $0.2 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At April 2, 2011, there was approximately $8.3 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	As of April 2, 2011	As of July 3, 2010
Expected holding period (years)	3.0	3.7
Risk-free interest rate	0.80% - 1.53%	1.01% - 1.60%
Dividend yield	0.0%	0.0%
Expected volatility	54.21% - 69.40%	58.00% - 67.88%
Weighted average fair value of SARs granted and outstanding	$7.48	$1.87

As of April 2, 2011 and July 3, 2010, there was approximately $14.0 million and $2.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Approximately $2.1 million of the liability balance represents SARs payments due for exercises made in the current quarter which remained unpaid as of April 2, 2011.

Changes in the Company’s SARs for the quarter and three quarters ended April 2, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	3,329,000	$6.81

Outstanding at October 2, 2010	3,329,000	$6.81	4.41	$4,264

Outstanding at January 1, 2011	3,329,000	$6.81	4.16	$10,089

Granted	—	—
Exercised	(485,250)	$5.98

Outstanding at April 2, 2011	2,843,750	$6.95	4.15	$15,356

Vested and expected to vest at April 2, 2011	2,786,477	$6.97	4.12	$14,992

Exercisable at April 2, 2011	1,089,000	$7.90	2.87	$4,846

The total intrinsic value of SARs exercised during the quarter and three quarters ended April 2, 2011 was approximately $4.0 million. There were no exercises of SARs for the quarter and three quarters ended April 3, 2010.

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.4 million and $0.6 million for the quarter and three quarters ended April 2, 2011 as compared to approximately $0.1 million and $0.5 million for the quarter and three quarters ended April 3, 2010, respectively.

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

The Company recognized approximately $0.3 million and $0.8 million in other revenue related to a research and development and distribution agreement for each of the quarter and three quarter periods ended April 2, 2011 and April 3, 2010, respectively. Revenue is being recognized ratably over the three year term of the agreement.

4. Business Realignment and Restructuring Initiatives

Fiscal 2010 Business Realignment

In the fourth quarter of fiscal 2010, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to Selling, general and administrative (“SG&A”), resulting from headcount reductions of four employees or approximately 1% of the workforce as compared to June 27, 2009. As of April 2, 2011, approximately $0.1 million has been paid in cash and no liability remains.

In the third quarter of fiscal 2010, as a result of administrative changes, the Company recorded severance of approximately $0.2 million, which was expensed to Selling, general and administrative (“SG&A”), resulting from a headcount reduction. As of April 2, 2011, approximately $0.2 million has been paid in cash and no liability remains.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of Fiscal 2014. As of April 2, 2011, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.3 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of April 2, 2011, approximately $2.5 million has been paid in cash, and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

5. Derivative Instruments and Fair Value

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and three quarters ended April 2, 2011 and April 3, 2010 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter Ended Amount of Gain/(Loss) Recognized in Income on Derivatives	Three Quarters Ended Amount of Gain/(Loss) Recognized in Income on Derivatives
Period ended April 2, 2011 Foreign exchange forward contracts	Other, net	(55)	853
Period ended April 3, 2010 Foreign exchange forward contracts	Other, net	178	619

The net gains (losses) resulting from changes in the fair value of these derivatives, as presented above, combined with the net losses resulting from transactions denominated in other than their functional currencies were net losses of less than $0.1 million and approximately $0.6 million for the quarter and three quarters ended April 2, 2011, as compared to a net gain of approximately $0.1 million and a net loss of approximately $0.2 million for the quarter and three quarters ended April 3, 2010, respectively.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at April 2, 2011	Notional Amount at July 3, 2010
Buy Swiss Francs for US Dollars	$5.5	$8.0
Sell Japanese Yen for US Dollars	1.1	—
Buy Japanese Yen for US Dollars	—	2.8
Sell Euros for US Dollars	2.6	4.2
Sell Euros for Swiss francs	3.7	3.0
Other foreign currency forwards	0.1	1.5

Total	$13.0	$19.5

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of April 2, 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$16	—	$16	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$71	—	$71	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net liability of approximately $0.1 million at both April 2, 2011 and July 3, 2010, respectively.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Quarter Ended		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income (loss)	$494	$330	$(470)	$(433)
Foreign currency translation gain (loss)	378	(346)	2,561	563

Comprehensive income (loss)	$872	$(16)	$2,091	$130

7. Inventories, net

Inventories consist of the following (in thousands):

	April 2, 2011	July 3, 2010
Raw materials	$13,248	$9,305
Work in process	10,900	6,416
Finished goods	21,025	14,587

Total	$45,173	$30,308

The value of demonstration units included in finished goods was approximately $16.0 million and $10.7 million at April 2, 2011 and July 3, 2010, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through its normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $2.6 million and $3.3 million at April 2, 2011 and July 3, 2010, respectively.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	April 2, 2011	July 3, 2010*
Deferred tax assets, net (see Note 1)	$7,027	$5,074
Prepaid taxes	568	375
Prepaid deposits	740	656
Other receivables	1,999	1,150
Value-added tax receivable	949	490
Other	2,292	1,909

Total	$13,575	$9,654

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	April 2, 2011	July 3, 2010
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,296
Accumulated amortization		(8,269)	(8,188)

Net carrying amount		$277	$108

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,330)	(1,291)

Net carrying amount		$262	$301

Total net carrying amount	3.4 years	$539	$409

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	April 2, 2011	July 3, 2010 *
Deferred tax assets, net (see Note 1)	$4,600	$5,676
Deferred financing costs on convertible note	—	402
Deferred financing costs on credit agreement	472	18
Other	704	719

Total	$5,776	$6,815

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 2, 2011	July 3, 2010
Compensation and benefits, including severance (a)	$7,834	$4,638
SARs liability	11,859	2,705
Warranty	980	867
Deferred revenue, current portion (b)	1,402	1,207
Accrued interest on debt	553	380
Retained liabilities from discontinued operations	160	160
Capital leases, current portion (c)	257	66
Professional fees	437	355
Deferred tax liabilities	277	241
Other current liabilities	2,178	1,708

Total	$25,937	$12,327

(a)	Includes approximately $2.1 million of SARs payments due for exercises made in the current quarter which remained unpaid as of April 2, 2011.
(b)	The long-term portion of Deferred revenue is approximately $0.8 million and $0.7 million as of April 2, 2011 and July 3, 2010, respectively, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.
(c)	The long-term portion of Capital leases is approximately $0.4 million as of April 2, 2011 and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet. There was no long-term portion of Capital leases at July 3, 2010.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	April 2, 2011	July 3, 2010
Balance at beginning of period	$867	$905
Accruals for warranties issued during the period	981	732
Warranty costs incurred during the period	(868)	(770)

Balance at end of period	$980	$867

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

New Credit Agreement

On July 29, 2010, LeCroy Corporation entered into an Amended and Restated $50.0 million Senior Secured Credit Agreement (the “New Credit Agreement”) with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders. The New Credit Agreement amends LeCroy’s Prior Credit Agreement that was entered into on April 30, 2007 and subsequently amended. The terms of the New Credit Agreement provide LeCroy with a $50.0 million revolving credit facility, which includes a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. LeCroy has the right to increase the total revolving commitment to $60.0 million within the first twenty-four months of the New Credit Agreement upon meeting certain conditions. The performance by LeCroy of its obligations under the New Credit Agreement is secured by all of the assets of LeCroy and its domestic subsidiaries, and is guaranteed by LeCroy’s domestic subsidiaries.

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

First Modification of New Credit Agreement

Effective September 28, 2010, LeCroy entered into a First Modification Agreement to modify the maximum debt outstanding financial covenant of its New Credit Agreement, prior to its removal under the Second Modification effective January 11, 2011.

Second Modification of New Credit Agreement

Effective January 11, 2011, the Company entered into a Second Modification Agreement. Under the Second Modification, certain covenants and terms have been revised. The Company is now required to comply with certain financial covenants, measured quarterly, including, as defined: a total leverage ratio, a minimum consolidated EBITDA, a fixed charge coverage ratio and maximum capital expenditures. This modification lowers certain interest rates and fees payable under the New Credit Agreement and includes a provision for a LIBOR floor of 0.375% per annum. The Applicable Rate Margins for borrowings associated with each leverage ratio tier have been lowered from a range of 2.25%-4.25%, to a new range of 1.0%-3.0%. Additionally, the Second Modification amended restrictive covenants that limited the Company’s ability to make investments, acquisitions and stock repurchase and removed the default clause, making the maturity date January 1, 2014.

The Company incurred approximately $0.7 million of financing costs in connection with the New Credit Agreement (and subsequent modifications) which are being deferred and amortized, on a straight line basis, over the term of the New Credit Agreement, along with the remaining unamortized fees associated with the Prior Credit Agreement of approximately $0.2 million. At April 2, 2011, approximately $0.3 million of deferred financing costs were included in Other current assets and approximately $0.5 million were included in Other non-current assets.

As of April 2, 2011, the Company had no balances outstanding against the credit facility, the letter of credit subfacility or the swingline loan subfacility. As of April 2, 2011, the Company was in compliance with its financial covenants.

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

As of April 2, 2011 and July 3, 2010, the market value of the Notes was approximately $31.7 million and $37.5 million, respectively. Fair value is determined through information obtained from a third party, using the latest available market data.

As of April 2, 2011, approximately $0.1 million of unamortized fees related to the Notes were included in Other current assets. At July 3, 2010, approximately $0.4 million of unamortized fees were included in Other non-current assets on the Consolidated Balance Sheet.

Below is a summary of the Company’s repurchases of the Notes for the quarter and three quarters ended April 2, 2011 and April 3, 2010 (in thousands):

	Quarter Ended		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Face value repurchased	$—	$5,300	$10,000	$8,700
(Loss) gain on extinguishment of convertible notes, net of issue cost write-off	—	150	(532)	761

The carrying amount of the equity component of the Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Notes as of April 2, 2011 and July 3, 2010 were as follows (in thousands):

	April 2, 2011	July 3, 2010
Equity component of Notes	$8,326	$8,493

Principal amount of Notes	$29,650	$39,650
Unamortized discount of Notes	(986)	(3,044)

Liability component of Notes	$28,664	$36,606

The effective interest rate, contractual interest expense and amortization of debt discount for the Notes for the quarter and three quarters ended April 2, 2011 and April 3, 2010 were as follows:

	Quarter Ended		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Effective interest rate	10.5%	10.5%	10.5%	10.5%
(in thousands):
Interest expense—contractual	$297	$401	$988	$1,371
Amortization of debt discount	$441	$543	1,513	1,753

Other

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bears interest at 7.75% with a three-year term. During the first quarter of 2011, the Company renewed the software license for approximately $0.8 million. The lease bears interest at 5.25% with a three-year term. As of April 2, 2011, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.4 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at April 2, 2011. The outstanding balance under this facility remains unchanged from July 3, 2010.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.8 million and $2.2 million related to operating leases for the quarter and three quarters ended April 2, 2011, respectively, and approximately $0.6 million and $1.8 million for the quarter and three quarters ended April 3, 2010, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial, export and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse effect on its business, results of operations, financial condition or cash flows.

In November 2010, as resolution to an ongoing matter, the Company entered into a confidential intellectual property settlement agreement with an entity and several of its employees. Under the terms of the agreement, the Company will receive a series of scheduled payments which will in effect reimburse the Company for legal expenses incurred related to this matter. As payments become virtually certain to be received, the amounts will be credited against Selling, general and administrative (“SG&A”) expenses in the Consolidated Statement of Operations. As of the three quarters ended April 2, 2011, the Company recorded approximately $0.3 million as credits to SG&A expenses for the reimbursement of fees.

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

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter and three quarters ended April 2, 2011 and April 3, 2010 (in thousands):

	Quarter Ended (13 weeks)		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Numerator:
Net income (loss)	$494	$330	$(470)	$(433)

Denominator:
Weighted average shares outstanding:
Basic	16,064	12,476	14,436	12,373
Employee stock options and other	842	202	—	—

Diluted	16,906	12,678	14,436	12,373

The computations of diluted EPS for the quarters ended April 2, 2011 and April 3, 2010 do not include approximately 0.4 million and 2.0 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the three quarters ended April 2, 2011 and April 3, 2010 do not include approximately 0.8 million and 2.1 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the convertible notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

15. Employee Benefit Plans

The following table represents consolidated disclosure of the Company’s Swiss defined benefit pension plan, as described in the 2010 Annual Report on Form 10-K.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the quarter and three quarters ended April 2, 2011 and April 3, 2010 are as follows (in thousands):

	Quarter Ended (13 weeks)		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Service cost	$94	$76	$298	$208
Interest cost	74	84	232	237
Expected return on plan assets	(74)	(71)	(231)	(199)

Net periodic pension benefit cost	$94	$89	$299	$246

16. Income Taxes

The provision (benefit) for income taxes for the three quarters ended April 2, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, a tax benefit of approximately $0.3 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Authorization, and Job Creation Act of 2010 passed into law on December 17, 2010, and a tax benefit of approximately $0.1 million related to the recognition of prior unrecognized tax benefits due to the expiration of the statute of limitations. The provision (benefit) for income taxes for the three quarters ended April 3, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.2 million and a reduction of tax expense of approximately $0.5 million related to the recognition of prior unrecognized tax benefits due to the expiration of the statute of limitations.

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

At April 2, 2011, the Company’s net U.S. deferred tax assets amounted to approximately $11.6 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.4 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At April 2, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $10.7 million of which approximately $1.3 million was reflected as a non-current liability and approximately $9.5 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of April 2, 2011, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $0.1 million.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. For federal and foreign income tax purposes, the fiscal 2008 through 2010 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2007 through 2010 tax years remain open for examination by the tax authorities.

17. Geographic Revenue and Assets

The Company operates in a single-reportable segment in the test and measurement market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended (13 weeks)		Three Quarters Ended
	April 2, 2011	April 3, 2010 (a)	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks) (a)
Americas	$14,250	$12,564	$39,834	$31,777
Europe/Middle East	16,781	11,071	47,935	33,140
Asia/Pacific	15,430	9,948	42,814	27,665

Total revenues	$46,461	$33,583	$130,583	$92,582

(a)	The quarter and three quarters ended April 3, 2010 reflect reclassifications of revenue between geographic areas.

Total assets by geographic area are as follows (in thousands):

	April 2, 2011	July 3, 2010
Americas	$103,762	$85,088
Europe/Middle East	14,076	11,131
Asia/Pacific	8,713	6,435

Total assets	$126,551	$102,654

Total property, plant and equipment, net by geographic area are as follows (in thousands):

	April 2, 2011	July 3, 2010
Americas	$23,255	$19,892
Europe/Middle East	415	471
Asia/Pacific	456	443

Total property, plant and equipment	$24,126	$20,806

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

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2010 was a fifty-three week year and, as a result, the three quarters ended April 3, 2010 represented a 40-week period compared to a 39-week period for the three quarters ended April 2, 2011.

Recent Accounting Pronouncements

There have been no accounting pronouncements recently issued that are expected to materially affect the Company’s consolidated financial position or results of operations.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and three quarters ended April 2, 2011 and April 3, 2010.

(Unaudited)	Quarter Ended (13 weeks)		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Revenues:
Test and measurement products	94.1%	92.8%	93.5%	92.2%
Service and other	5.9	7.2	6.5	7.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	38.8	40.2	39.1	41.8

Gross profit	61.2	59.8	60.9	58.2
Operating expenses:
Selling, general and administrative	37.6	35.4	37.2	33.4
Research and development	20.3	21.5	21.0	21.8

Total operating expenses	57.9	56.9	58.2	55.2
Operating income	3.3	2.9	2.7	3.0
Other (expense) income:
Gain (loss) on extinguishment of convertible notes, net of issue cost write-off	—	0.4	(0.4)	0.8
Interest income	—	—	—	—

(Unaudited)	Quarter Ended (13 weeks)		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Interest expense	(1.1)	(2.3)	(1.5)	(2.6)
Amortization of debt discount	(0.9)	(1.6)	(1.2)	(1.9)
Other, net	—	0.3	(0.5)	(0.2)

Other expense, net	(2.0)	(3.2)	(3.6)	(3.9)
Income (loss) before income taxes	1.3	(0.3)	(0.9)	(0.9)
Provision (benefit) for income taxes	0.2	(1.3)	(0.5)	(0.4)

Net income (loss)	1.1%	1.0%	(0.4)%	(0.5)%

Comparison of the Quarter Ended April 2, 2011 and April 3, 2010

Total revenues were approximately $46.5 million for the quarter ended April 2, 2011, compared to $33.6 million for the comparable prior year period, representing an increase of approximately 38.3%, or $12.9 million, primarily as a result of an increase in sales of Test and measurement products. Our sales benefited from a strong demand environment that we believe is well matched with our current products and particularly well suited to our core capabilities. In the quarter, we launched our new mid-range WaveRunner 6 Zi oscilloscope, which surpasses all industry benchmarks for performance and price and our highest bandwidth oscilloscope, the Wavemaster 845Zi.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $2.8 million for the quarter ended April 2, 2011, representing an increase of approximately 13.5% or $0.3 million, compared to approximately $2.4 million for the comparable prior year period. The increase was primarily the result of higher customer demand for ancillary service orders.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Quarter Ended April 2, 2011	percentage	Quarter Ended April 3, 2010 (a)	percentage
Americas	$14,250	30.7%	$12,564	37.4%
Europe/Middle East	16,781	36.1	11,071	33.0
Asia/Pacific	15,430	33.2	9,948	29.6

Total revenues	$46,461	100.0%	$33,583	100.0%

(a)	The quarter ended April 3, 2010 reflects reclassifications of revenue between geographic areas.

For the quarter ended April 2, 2011, revenues in dollars increased in all geographic locations due to solid customer demand, predominantly in Japan, China, the UK and Switzerland. For the quarter ended April 2, 2011, favorable foreign currency fluctuations positively impacted revenue by approximately $0.5 million.

Gross profit for the quarter ended April 2, 2011 was approximately $28.4 million, or 61.2% gross margin, compared to approximately $20.1 million, or 59.8% gross margin, for the comparable prior year period. The gross margin for the quarter ended April 2, 2011 was positively impacted by favorable operating leverage from higher volumes and favorable product mix. Share-based compensation expense for the quarter ended April 2, 2011 was approximately $0.2 million compared to less than $0.1 million for the prior comparable period.

Selling, general and administrative (“SG&A”) expense was approximately $17.5 million for the quarter ended April 2, 2011 as compared to approximately $11.9 million for the quarter ended April 3, 2010, representing an increase of approximately 47.1% or $5.6 million. The current quarter reflects increased selling expenses as a result of new hires and higher variable selling and marketing expenses incurred to achieve the higher level of sales. Share-based compensation expense was approximately $4.7 million in the current period as compared to $1.3 million in the third quarter of fiscal 2010, driven by an increase in the fair value of the SARs.

Research and development (“R&D”) expense was approximately $9.4 million for the quarter ended April 2, 2011, compared to approximately $7.2 million for the comparable prior year period, an increase of approximately 30.4% or $2.2 million. The increase in R&D was attributable to incremental charges associated with our new products. Share-based compensation for the quarter ended April 2, 2011 and April 3, 2010 was approximately $0.8 million and $0.3 million respectively, and was primarily impacted by the increase in the fair value of the SARs.

Other expense, net, which consists primarily of: gains and losses on the extinguishment of debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was an expense of approximately $0.9 million for the quarter ended April 2, 2011 compared to an expense of approximately $1.1 million for the third quarter ended April 3, 2010. The decrease is predominantly due to an approximate $0.3 million decrease in interest expense for the quarter ended April 2, 2011 as a result of a decreased debt position. The overall decrease is partially offset by the inclusion of an approximate $0.2 million gain on the extinguishment of convertible notes for the quarter ended April 3, 2010, when we repurchased $5.3 million face value of our outstanding notes. We did not repurchase any of our outstanding notes during the quarter ended April 2, 2011.

Comparison of the Three Quarters Ended April 2, 2011 and April 3, 2010

Total revenues were approximately $130.6 million for the three quarters ended April 2, 2011, compared to $92.6 million for the comparable prior year period, representing an increase of approximately $38.0 million, or 41.0%, primarily due to increased customer demand for high-end and mid-range oscilloscopes. The additional week of sales in our fiscal 2010 year had a negligible impact on the year-to-date revenue comparisons.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $8.5 million for the three quarters ended April 2, 2011, representing an increase of approximately 17.8% or $1.3 million, compared to $7.2 million for the comparable prior year period. The increase was primarily the result of increased demand for ancillary services in the current period.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	Three Quarters Ended April 2, 2011 (39 weeks)	percentage	Three Quarters Ended April 3, 2010 (40 weeks) (a)	percentage
Americas	$39,834	30.5%	$31,777	34.3%
Europe/Middle East	47,935	36.7	33,140	35.8
Asia/Pacific	42,814	32.8	27,665	29.9

Total revenues	$130,583	100.0%	$92,582	100.0%

(a)	The three quarters ended April 3, 2010 reflects reclassifications of revenue between geographic areas.

For the three quarters ended April 2, 2011, revenues were higher in terms of dollars in all geographic locations due to increased customer demand. For the three quarters ended April 2, 2011, unfavorable foreign currency fluctuations impacted revenue by approximately $0.5 million.

Gross profit for the three quarters ended April 2, 2011 was approximately $79.5 million, or 60.9% gross margin, compared to $53.9 million, or 58.2% gross margin, for the comparable prior year period. The gross margin for the three quarters ended April 2, 2011 was positively impacted by higher volumes and favorable product mix, slightly offset by an increase of approximately $0.3 million of share-based compensation expense. The additional week of cost of sales in our fiscal 2010 year had a negligible impact on the year to date gross profit comparisons.

Selling, general and administrative (“SG&A”) expense was approximately $48.6 million for the three quarters ended April 2, 2011 compared to approximately $31.0 million for the three quarters ended April 3, 2010, representing an increase of approximately $17.6 million or 56.9%. The increase was mainly attributable to an increase in stock-based compensation expense of approximately $9.6 million driven by the higher fair value of SARs along with higher selling and marketing expenses incurred as a direct result of the 41.0% increase in sales for the period ended April 2, 2011 compared to the period ended April 3, 2010. The additional week of SG&A expenses in our fiscal 2010 year had a negligible impact on the year to date SG&A expense comparisons.

Research and development (“R&D”) expense was approximately $27.5 million for the three quarters ended April 2, 2011, compared to $20.2 million for the comparable prior year period, an increase of approximately 36.0% or $7.3 million. The increase primarily resulted from increases in costs associated with our new products and share-based compensation expense of approximately $1.2 million for the three quarters ended April 2, 2011 versus April 3, 2010, as a result of the higher fair value of the SARs. The additional week of R&D expenses in our fiscal 2010 year had a negligible impact on the year to date R&D expense comparisons.

Other expense, net, which consists primarily of: losses and gains on the extinguishment of our convertible notes, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $4.6 million for the three quarters ended April 2, 2011 compared to approximately $3.5 million for the three quarters ended April 3, 2010, an increase of approximately $1.0 million or 28.4%. The increase is predominantly due to the loss on the extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million for the three quarters ended April 2, 2011 as compared to a net gain of approximately $0.8 million for the prior comparable period. Additionally, foreign currency headwinds contributed to the loss by approximately $0.6 million for the three quarters ended April 2, 2011 compared to approximately $0.2 million in the comparable prior period. Other expense, net was partially offset by a decrease in interest expense of approximately $0.5 million to approximately $1.9 million for the three quarters ended April 2, 2011 as compared to approximately $2.4 million for the three quarters ended April 3, 2010 due to the combined effects of a lower borrowing base and favorable interest rates.

Income Taxes

Our provision (benefit) for income taxes for the three quarters ended April 2, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, a tax benefit of approximately $0.3 million related to a retroactive reinstatement of the federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Authorization, and Job Creation Act of 2010 passed into law on December 17, 2010, and a tax benefit of approximately $0.1 million related to the recognition of prior unrecognized tax benefits due to the expiration of the statute of limitations. Our provision (benefit) for income taxes for the three quarters ended April 3, 2010 includes the write-off of deferred tax assets related to equity-based compensation of approximately $0.2 million and a reduction of tax expense of approximately $0.5 million related to the recognition of prior unrecognized tax benefits due to the expiration of the statute of limitations.

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

Liquidity and Capital Resources

Cash and cash equivalents at April 2, 2011 were approximately $7.9 million compared to approximately $7.8 million at July 3, 2010. We have no borrowings outstanding under the existing credit facility and approximately $29.7 million principal outstanding under the Notes at April 2, 2011. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on October 15, 2011, at a repurchase price equal to 100% of the principal plus accrued and unpaid interest, if any.

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

Effective September 28, 2010 and January 11, 2011, we modified the New Credit Agreement, resulting in revised covenants and terms. The modifications, as discussed in Note 12 “Debt and Capital Leases” offer less restrictive covenants and improved credit terms.

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

Operating Activities

Net cash provided by operating activities was approximately $7.1 million for the three quarters ended April 2, 2011 compared to net cash provided by operating activities of approximately $9.9 million in the same period last year. The fiscal 2011 net cash provided by operating activities was attributable to net loss, working capital consumption and deferred income taxes of approximately $0.5 million, $13.0 million and $0.8 million, respectively, more than offset by share-based compensation expense of approximately $14.8 million, non-cash depreciation and amortization of approximately $4.1 million, debt related amortization of approximately $1.9 million and loss on extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million. The net cash provided by operating activities in fiscal 2010 was attributable to net loss of approximately $0.4 million and non-cash gain on the extinguishment of convertible notes, net of issue cost write-off of approximately $0.8 million and was more than offset by working capital contributions of approximately $1.2 million, non-cash depreciation and amortization of approximately $4.0 million, share-based compensation expense of approximately $3.7 million and debt related amortization of approximately $2.1 million.

Investing Activities

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $4.1 million for the three quarters ended April 2, 2011 compared to approximately $1.5 million in the comparable prior year period. As a result of our improving financial condition, we have increased discretionary capital spending which had been significantly impacted by our cost-reduction program initiated in fiscal 2009.

Financing Activities

Net cash used in financing activities was approximately $3.4 million for the three quarters ended April 2, 2011, compared to net cash used in financing activities of approximately $6.1 million in the same period in fiscal 2010. Net cash used in financing activities was primarily due to the repayment of borrowings under the revolving credit line of $20.5 million, repurchase of convertible notes of approximately $10.2 million, payment of debt issuance costs of approximately $0.7 million in connection with the New Credit Agreement entered into on July 29, 2010 and subsequent modifications and payment of capital lease obligations of approximately $0.2 million. Net cash used in financing activities was partially offset by proceeds from our stock issuance, net of underwriters’ discount of approximately $22.7 million, borrowings under our credit line of $3.5 million and proceeds from employee stock purchase and option plans of approximately $2.0 million. Net cash used in financing activities in fiscal 2010 was primarily due to the repurchase of convertible notes of approximately $8.6 million and was partially offset by net borrowings of approximately $2.5 million under our line of credit.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and Convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of April 2, 2011
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
Severance	$117	$117	$		$—	$—
Supplier agreements	1,241	981		260	—	—
Operating lease obligations	6,589	2,507		3,430	652	—
Vendor supplied capital lease agreement, including interest	720	288		432	—	—
Convertible notes, principal amount (1)	29,650	29,650		—	—	—
Convertible notes, contractual interest (1)	1,186	1,186		—	—	—

Total (2)	$39,503	$34,729		$4,122	$652	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. The Convertible notes bear interest at a rate of 4% per annum, payable in cash semi-annually in arrears on each April 15 and October 15. The contractual interest assumes the Convertible notes principal amount remains unchanged (see Note 12 – Debt and Capital Leases).
(2)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves. Additionally, as of April 2, 2011, there are no amounts outstanding under our revolving credit facility.

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP (in thousands):

	Quarter Ended (13 weeks)		Three Quarters Ended
	April 2, 2011	April 3, 2010	April 2, 2011 (39 weeks)	April 3, 2010 (40 weeks)
Net income (loss)	$494	$330	$(470)	$(433)
Interest expense, net	477	778	1,866	2,392
Amortization of debt discount on convertible notes	441	543	1,513	1,753
Income tax provision (benefit)	92	(432)	(645)	(335)
Depreciation and amortization	1,419	1,278	4,129	3,960

EBITDA	2,923	2,497	6,393	7,337
Share-based compensation	5,712	1,761	14,829	3,737
Business realignment	7	192	56	321
Loss (gain) on foreign exchange, net	25	(108)	640	171
(Gain) loss on extinguishment of convertible notes, net of issue costs	—	(150)	532	(761)
Other (income) expense	(2)	(1)	1	(10)

Adjusted EBITDA	$8,665	$4,191	$22,451	$10,795

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LeCROY CORPORATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial, export and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse effect on its business, results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010, other than the addition of the risk factors below.

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

Such significant fluctuations in our stock price could unexpectedly materially increase or decrease our costs. We have used SARs as a component of our executive compensation, as we believe that SARs awards motivate our executives to maximize long-term shareholder value. We record share-based compensation expense in the Consolidated Statements of Operations, using the fair value method. We cannot predict the market value of our common stock at the time of the exercise of these grants, nor the magnitude of cash settlement at any particular time over the terms of these grants. Our SARs, which are classified as liability awards, have been and will continue to be, re-measured at fair value at each reporting period until all awards are settled. Fluctuations in the fair value of our SARs are recorded as increases or decreases in share-based compensation expense. The volatility of our common stock price impacts our ability to provide accurate guidance on our future reported financial results, as it drives the fair value of the SARs. To the extent that there are significant fluctuations in our common stock price, the re-measurement of the SARs liability could have a material impact on our reported results, financial position and cash flows.

The recent earthquake and tsunami, and other collateral events, in Japan may adversely affect the demand for our products and services in the Japanese market, which may cause a decline in revenues and negatively affect our operating results.

The March 11, 2011 earthquake and tsunami in Japan and other collateral events, including among others, the nuclear reactor disaster, the catastrophic loss of lives, businesses, infrastructure and delays in transportation, may have a direct negative impact on us or an indirect negative impact on us by affecting our employees, customers, suppliers, or the overall economy in Japan and may reduce the demand for our products and services. As a result, these events could cause a decline in our revenue in Japan and our results of operations could be materially and adversely affected.

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

Date: May 16, 2011	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer