Form 10-K
period 2011-07-02
LECROY CORP
filed 2011-09-02
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 2, 2011

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

YES  ☒             NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐             NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark (“X”) whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐             NO  ☒

As of January 1, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $144,416,357 based on the closing sale price as reported on the NASDAQ National Market System. As of August 26, 2011, there were 16,507,572 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

LeCROY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 2, 2011

LeCroy®, WaveMaster®, WavePro®, WaveRunner®, WaveSurfer®, WaveJet®, WaveAce®, WaveExpert®, PeRT®, SPARQ®, CATC®, QualiPHY®, EyeDoctor®, HRO™ and others referenced in this document are LeCroy trademarks in the United States and other countries. All other trademarks or servicemarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

We develop, manufacture, sell and license high-performance oscilloscopes and communication protocol analyzers. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer seven families of real-time oscilloscopes, which address different solutions: LabMaster 9 Zi-A, our newly introduced highest performance oscilloscope system; WaveMaster, our industry leading high-performance oscilloscope family; WavePro, which is targeted at the mid-to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer designed for users in the low bandwidth sector of the market; WaveJet, designed for value-oriented users in the low bandwidth sector of the market; and WaveAce, our entry-level oscilloscope products. In addition to our real-time oscilloscopes, we have the WaveExpert family of sampling oscilloscopes and modules. Our protocol analyzers are used by designers and engineers to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards.

We generate revenue in a single segment within the Test and Measurement industry, primarily from the sale of our oscilloscopes, protocol analyzers, related test and measurement equipment, probes, accessories, and applications solutions. To a lesser extent, we also generate revenue from the sales of our extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire. We sell our products into a broad range of industry sectors, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, Military/Aerospace and Telecommunication. We believe designers in all of these industry sectors are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require.

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

According to Prime Data, Inc., an independent market research firm tracking the Test and Measurement industry, the market for this equipment was approximately $7.0 billion in 2010. Certain segments of the Test and Measurement industry have historically experienced greater volatility than the overall industry because of their exposure to certain end markets, such as communications, that experienced rapid growth in the late 1990s, followed by rapid declines.

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

While the overall Test and Measurement industry is made up of hundreds of different types of instruments and measurement tools, one of the largest single product categories is oscilloscopes. We estimate that oscilloscopes represented approximately $1.0 billion of the overall $7.0 billion industry in 2010 and protocol analyzers, inclusive of versions for telecommunication protocols, represented approximately $700 million. Protocol analyzers address specific communications standards in the wide area network (WAN), local area network (LAN), storage area network (SAN), computer peripheral interconnect market spaces and wireless networks and systems. LeCroy presently focuses on the storage area network memory systems and computer peripheral interconnect space. We believe the potential total available market for the Company’s protocol analyzers lies in the $100 million range of the total protocol analyzer product category.

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

The three primary specifications of an oscilloscope are its bandwidth or the capacity to capture a signal of a particular speed; sample rate, or number of data points that can be captured within a specific time, typically billions of samples per second in modern oscilloscopes; and memory length, or the number of data points that may be captured at one time. The number of available input channels at a given bandwidth is increasingly important as customers require four channels at the highest real-time bandwidths or eight or more channels for multi-lane serial data applications. Higher bandwidths allow capture of higher speed signals, increased sample rate improves resolution, and longer memory allows capture of longer, more complex signals. The merit of a specific oscilloscope depends on the combination of these specifications. Real-time oscilloscopes with bandwidths ranging from 20 megahertz (“MHz”) up to 45 gigahertz (“GHz”) are currently available. Generally, the prices of oscilloscopes increase as the primary specifications increase. We believe oscilloscopes generally fall into five major categories:

•

High-end oscilloscopes. Comprises instruments with the ability to capture and analyze signals ranging from 4 GHz up to the highest available real-time bandwidths, including the super high-end with bandwidths greater than 45 GHz. These instruments generally sell from approximately $70,000 to over $400,000 depending on their capabilities.

•

Mid-range oscilloscopes. The largest part of the sector consists of general purpose lab and bench instruments and comprises instruments with the ability to capture and analyze signals ranging from 300 MHz up to 6 GHz. These instruments generally sell from approximately $3,000 to over $70,000 depending on their capabilities.

•	Economy oscilloscopes. Include less complex instruments with the ability to capture and analyze signals ranging from 20 MHz to 300 MHz. These instruments generally sell for below $3,000.

•	Handheld oscilloscopes. This includes a variety of handheld oscilloscopes. Selling prices for these handheld instruments are generally between $1,000 and approximately $3,000.

•

Sampling oscilloscopes. For certain high signal speed applications where repetitive signals are available it is possible to use sampling oscilloscopes to view and measure the signals. Sampling oscilloscopes cannot capture real-time data and are therefore, generally, less expensive than real-time oscilloscopes. Sampling oscilloscopes can have bandwidths up to 100 GHz and can range in price generally from approximately $22,000 to approximately $50,000.

In general, the bandwidth of oscilloscope categories have increased in response to the analysis requirements of the higher speed signals used in the markets they serve. As speeds increase, there is often a corresponding increase in the signal distortion due to the electrical properties of the interconnects, oscilloscopes and accessories. These challenges to signal quality are broadly referred to as signal integrity issues. Signal integrity is of critical importance to the success of research and development projects involving high-speed signals above 200MHz clock frequency and especially in high-speed serial data applications. For these applications, how quickly the user can get to the correct answer in assessing signal integrity problems has become another significant factor in choosing an oscilloscope.

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

•

PCI Express. PCI Express was introduced in 2002 and is intended to enhance the Peripheral Connect Interface (PCI) architecture. It is a high-performance, general purpose I/O interconnect bus that is backwards compatible to PCI. It spans the following computer market segments: clients (desktop and mobile), servers (standard and enterprise), embedded computers and communication devices. PCI Express provides system original equipment manufacturers, or OEMs, and peripheral developers the ability to realize product versatility and market differentiation without the burden of maintaining obsolete interfaces or losing compatibility. The PCI Express bus connects each endpoint device directly to a CPU or root complex through a high-speed link. Link sizes can be x1, x2, x4, x8 or x16 lanes. PCI Express 1.0 runs at 2.5 Gbps per lane in each direction, providing a total bandwidth of 8GB/s in a 16-lane configuration. PCI Express 2.0, Generation 2 or Gen 2, runs at 5.0 GB/s per lane in each direction, providing a total bandwidth of 16 GB/s for a 16-lane configuration. The latest generation of PCI Express 3.0, Generation 3 or Gen 3, runs at 8.0 Gbps per lane in each direction providing a total bandwidth of 32 GB/s in a 16-lane configuration. Recent extensions such as virtualization and address translation services keep the protocol current to the evolving needs of the enterprise market.

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

•

Serial Attached SCSI. Initiated in December 2001 by the Small Computer System Interface (SCSI) Trade Association, Serial Attached SCSI (SAS) was designed to be the logical evolution of SCSI to satisfy the data center requirements of scalability, performance, reliability and manageability, while leveraging a common low-cost electrical and physical connection interface from Serial ATA. SAS provides universal interconnect with Serial ATA, while offering logical SCSI compatibility along with the reliability, performance and manageability of parallel SCSI. SAS is positioned primarily for enterprise class storage applications. SAS allows each host to address up to 4,096 devices via expanders. SAS’s flexibility allows single or multiple lane communications with devices, with a 3 Gbps four lane wide connection providing 12 Gbps total throughput. The SAS-2 specification runs at 6.0 Gbps per lane in each direction, providing a total bandwidth of 24 Gbps.

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

•	DDR SDRAM. Also known as double data rate synchronous dynamic random access memory, DDR SDRAM is the primary memory technology found in computer systems and embedded devices where high bandwidth volatile storage is required. DDR3 was launched in 2007 and its primary advantage is its ability to transfer data at twice the rate of DDR2. DDR3 memory also provides a reduction in power consumption of 30% compared to DDR2 modules due to DDR3’s 1.5 V supply voltage, compared to DDR2’s 1.8 V or the original DDR’s 2.5 V. Lower voltages in DDR3 has increased its appeal in low power systems as well as within today’s modern semiconductor process technologies.

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

Technology leadership. We are a recognized technology leader in the Test and Measurement industry and continue to leverage our core strengths to develop new and innovative products for the changing requirements of the industry sectors we serve. Most recently, we have focused on incorporating our internally developed operating system and our advanced methodology for enabling high-speed signal acquisition into our entire oscilloscope product line. We are a major participant in the various standards groups found in our portfolio of supported protocols. Our expertise has helped make it possible for protocol technologies to increase in scope of utility and stability. We believe this has allowed us to transform general purpose oscilloscopes into application-specific analysis tools, providing a competitive advantage to our products. These, and our other core technologies, are currently protected by 123 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications where we believe seeking such protection will provide us a competitive advantage.

Broad product portfolio. We offer a broad range of oscilloscope and protocol analyzer products which are designed to capture and analyze a wide range of electronic signals and data packets. We have also identified emergent test and measurement needs which were not adequately addressed in the market and developed new instrument classes based on our oscilloscope and protocol analyzer technologies. We believe our breadth of product offerings, coupled with our ability to create application-specific analysis tools, address the specific needs of design engineers and systems integration teams in many industries.

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

Our key strategy is to broaden our solutions aimed at high speed data communication and serial data test applications. The sector for testing important serial data standards, including DDR, PCI Express, Fibre Channel, Serial ATA, SAS, and USB, is rapidly growing. The primary tools associated with testing serial data links are oscilloscopes, high speed signal generators, BERTs, logic analyzers, network analyzers and protocol analyzers, among others. Our oscilloscope and protocol analyzer development efforts are aimed primarily at satisfying the needs of customers in these important applications area.

Products and Services

Oscilloscopes

We currently offer seven major real-time oscilloscope families: LabMaster 9 Zi-A, WaveMaster, WavePro, WaveRunner, WaveSurfer, WaveJet and WaveAce, and one sampling oscilloscope family, WaveExpert. Each oscilloscope model is capable of capturing and analyzing electronic signals at different bandwidth and performance points in the market. Each oscilloscope family is also offered with a selection of general software packages that expand its capabilities and allow customization of the operation and measurements of the specific product.

Product Family	Number of Models	Bandwidth Range	U.S. List Price Range	Market Introduction
LabMaster 9 Zi-A Series	5	13 - 45GHz	$135,000 to over $400,000	May 2011

WaveMaster /SDA/DDA 8Zi-A Series	18	4 - 45 GHz	$69,860 - $283,560	January 2009

WavePro/SDA/DDA/A 7Zi-A Series	11	1.5 - 6 GHz	$27,000 - $80,420	July 2008

WaveRunner 6Zi-A Series	8	400 - 4000 MHz	$12,400 - $29,500	February 2011

WaveRunner Xi-A Series	14	400 - 2000 MHz	$11,325 - $23,450	February 2009

WaveSurfer MXs -B Series	6	200 - 1000 MHz	$6,895 - $15,190	April 2009

WaveJet 300 A Series	8	100 - 500 MHz	$3,115 - $7,070	April 2009

WaveAce Series	11	40 - 300 MHz	$710 - $2,915	October 2008

WaveExpert Sampling Oscilloscope Series	1	Up to 100 GHz	$22,000 - $50,000	April 2005

LeCroy has added two new instrument classes related to the oscilloscope market. Introduced in February 2009, the PeRT3 (Protocol-enabled Receiver and Transmitter Tolerance Tester) is a new class of instrument from LeCroy targeted at the important area of electronic design known as receiver testing. It allows parameters to be varied in the physical layer while incorporating protocol and link layer connectivity to enable seamless control of the device under test. This creates fully automated test environments for both compliance and margin testing. PeRT3 is a Bit Error Rate (BER) Tester based instrument with a 6.125 Gbps pattern generator and error detector, featuring a full range of stress injection capabilities including random jitter, sinusoidal jitter, common mode noise, pre-emphasis and spread spectrum clocking (SSC). The protocol enabled generators and detectors are capable of performing loopback initialization directly with the device under test without any external tools, and analysis can be performed for both BER and frame error rate (FER).

In October 2010, LeCroy launched another new product line, the SPARQ series of signal integrity network analyzers. With these products, we entered the market space for measurement and analysis of S-parameters. S-parameters have become the standard way in which devices used in high-speed serial data applications are characterized, and as such, this market is important to the company. SPARQ is our first dedicated network analyzer, with 40GHz end frequency, 4 ports, and an innovative internal calibration capability that is a key differentiator and extremely attractive to customers. The product has a price point of about one-third of its primary competition, the vector network analyzer (VNA). The target SPARQ customers are companies that also are prospects or customers for our high-end oscilloscopes and serial data analyzers. With these products, LeCroy has developed a solution set targeting a defined market space that did not exist ten years ago, the signal integrity industry.

Supporting Analyzers and Application Software

Our general purpose oscilloscope products are tailored with proprietary software and hardware to create application specific analyzers which function as industry-specific oscilloscopes for use in:

•	Data storage applications — Disk Drive Analyzer products, using WaveMaster and WavePro platforms;

•	Serial data applications — Serial Data Analyzer products (SDA 7Zi and SDA 8Zi series), also based on the WaveMaster and WavePro platforms; and

•	Automotive applications — Hardware and software applications based on the WaveRunner platform for use in understanding serial communications in automobiles and industrial systems.

Protocol Analyzers

Our protocol analyzer products are advanced verification systems that assist hardware and software manufacturers in the efficient design of reliable and interoperable systems and devices. Most of these systems utilize our proprietary intuitive expert analysis software, the CATC Trace, which displays communications traffic in searchable, color-coded packets. Highlights include:

•	Kibra™ 380 — DDR3 Protocol Analyzer provides the ability to capture and decode DDR3 command, address, and timing information operating at up to 1600 MTs (Mega-Transfers per second).

•	Summit™ T3-16 PCI Express Analyzer features full bi-directional decode and capture of x1 up to x16 PCI Express lanes at 2.5, 5, and 8Giga-Transfers per second (“GT/s”) per lane.

•	Summit™ T3-8 PCI Express Analyzer features full bi-directional decode and capture of x1 up to x8 PCI Express lanes at 2.5, 5, and 8 GT/s per lane.

•	Summit™ T2-8 PCI Express Analyzer features full bi-directional decode and capture of x1 up to x16 PCI Express lanes at 2.5, 5, and 8 GT/s per lane.

•	Summit™ Z3-16 PCI Express Exerciser is capable of emulating PCI Express root complex and end point devices. It supports x1 up to x16 lane training at 2.5, 5, and 8 GT/s speeds.

•	Summit™ T2-16 PCI Express Analyzer features full bi-directional decode and capture of x1 up to x16 PCI Express lanes at both 2.5 and 5 GT/s per lane.

•	Summit™ Z2-16 PCI Express Exerciser is capable of emulating PCI Express root complex and end point devices. It supports x1 up to x16 lane training at both 2.5 and 5 GT/s speeds.

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

•	SierraFC M8-4 and M8-2 test platforms provide a complete protocol test tool for 8G FibreChannel development and verification, including protocol analysis and error injection in one package.

•

Voyager Analyzer/Exerciser system, is LeCroy’s flagship USB development and test tool. Voyager supports all speeds of the new USB 3.0 specification with both an analyzer and exerciser in a single unit.

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

We also provide support, repairs, maintenance, recalibration and a variety of post-sale upgrades and installations. We maintain field service centers in Chestnut Ridge, New York; Santa Clara, California; Geneva, Switzerland; Tokyo, Japan; Seoul, South Korea; Beijing, China; and Singapore.

Our Customers and End Users

Our products are used primarily by electronic designers and engineers principally in the research and development of new products. These end users typically use oscilloscopes and other test and measurement tools to validate the performance of electronic designs and components. Our protocol analyzers are used by designers and engineers whose products are in development and production and also for products deployed in the field. We currently provide products to customers in a broad range of industry sectors, including Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, Military/Aerospace and Telecommunication. Our customers also include leading original equipment manufacturers.

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

Telecommunication. The telecommunication sector includes companies that provide local and long-distance telephone services, wireless communication, internet services, high bandwidth and/or fiber optic cable networks and commercial satellite communications. Requirements for this sector are being driven by:

•

Continuous network and product upgrades and invention by the industry players such as smartphones, tablet PCs, 3G wireless technologies, emerging 4G technologies, broadband and fiber-to-the-home/premises networking;

•	Infrastructure development to support increased capacity, bandwidth, and speed; and

•	New communication standards and next generations of legacy standards that address the new speed and bandwidth requirements

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

Competition

Oscilloscopes

The oscilloscope sector is highly competitive and characterized by rapid and continual advances in technology. Competitors include Tektronix, Inc., a subsidiary of Danaher Corporation (“Tektronix”), Agilent Technologies, Inc. (“Agilent”), Rigol Technologies, Inc., Yokogawa Electric Corporation, Iwatsu Electric Company Ltd., National Instruments and Rohde & Schwarz International, among others. A number of competitors have substantially greater sales and marketing, development and financial resources than we do. We believe that our competitors offer a range of products that attempt to address most industry sectors.

We believe that the bases of competition for oscilloscopes include, among others, a product’s performance characterized by the confluence of bandwidth, sample rate, memory length and processing power, its price and quality, the vendor’s name recognition and reputation, product availability and the quality of post-sale support. We believe that we currently compete effectively with respect to each of the bases of competition for oscilloscopes. We also believe that our future success will depend in part on our ability to maintain and develop the advanced technology used in our oscilloscope products and our ability to offer high-performance products at a favorable “price-to-performance” ratio.

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

Backlog

Our backlog of unshipped customer orders was approximately $12.4 million and $8.0 million as of July 2, 2011 and July 3, 2010, respectively. Customers may cancel or reschedule orders at any time. We believe that our level of backlog, at any particular time, is not necessarily indicative of our future operating performance.

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

We protect significant technologies, products and processes that we consider important to our business by, among other things, filing applications for patent protection. We currently hold 123 U.S. patents. We also have a significant number of pending U.S. patent applications, as well as foreign patents and applications. Although none of our products depends exclusively on any single patent, we believe our patents, in the aggregate, are important to our business and contribute to our competitive advantage.

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

Regulatory Matters

As we manufacture our products in the United States and sell our products and purchase parts, components and sub-assemblies in a number of countries, we are subject to legal and regulatory requirements, particularly the imposition of tariffs and customs, in a variety of countries. Our products are also subject to United States export control restrictions. In certain cases, we may not be permitted to export products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries. The export of our high-performance oscilloscopes from the United States is also subject to regulation under the Treaty for Nuclear Non-Proliferation. We cannot be certain that the U.S. government will approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

Employees

As of July 2, 2011, we had 494 full-time employees, 204 of whom work in our Chestnut Ridge, New York facility. Our employees are not represented by a labor union and we have not experienced any work stoppages. We believe that our employee relations are satisfactory.

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

Executive Officers of the Registrant

Unless otherwise set forth, below are the names, ages, positions, and a brief account of the business experience of each of our executive officers as of August 31, 2011:

Name	Age	Position(s)
Thomas H. Reslewic	52	President; Chief Executive Officer and Director
Roberto Petrillo	51	Vice President, Sales, World-wide
David C. Graef	54	Vice President, Chief Technology Officer
Sean B. O’Connor	46	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Conrad J. Fernandes	50	Vice President, Sales, Asia/Pacific
Corey L. Hirsch	54	Vice President, Chief Information Officer

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

Roberto Petrillo was appointed Vice President Sales, World-wide in January 2011. Previously he held the positions of Vice President Sales, Americas, Europe, Middle East and Africa from January 2007 until December

2010; and Vice President — LeCroy EMEA (Europe, Middle East and Africa) from August 2002 until December 2006. Mr. Petrillo held various sales management positions during an eleven year tenure with another leading oscilloscope manufacturer where he led the European Telecommunication Business Unit and the European Indirect Channel teams that generated $100 million in annual revenue. Earlier in his career, Mr. Petrillo also worked for Hewlett Packard as an Account Manager. Prior to Hewlett Packard, Mr. Petrillo worked at GTE Telecommunication as an R&D Electronic Engineer. Mr. Petrillo has a Bachelor of Electronic Engineering degree. He received his MBA from Pacific Western University in California.

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

An investment in our common stock and Convertible notes involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Form 10-K when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock and convertible notes could decline and you may lose all or part of your investment.

Weakening or depressed general economic conditions in the financial markets and uncertainties in the credit markets leading to a prolonged economic downturn in the U.S. and around the world could materially harm our business by decreasing capital spending and affect our ability to satisfy our financial covenants.

Disruption to the capital and credit markets and resulting volatility could significantly and adversely impact global economic conditions including research and development capital expenditure. These conditions have led and could further lead to continuing substantial declines in capital spending over the foreseeable future. While we have seen recent improvements in capital equipment spending, the uncertain outlook in the global economy could have a material adverse impact on the Company’s business, financial condition, liquidity and results of operations.

Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in many of the industry sectors we serve. In particular, a downward cycle affecting the computer and semiconductor, data storage devices, automotive and industrial, military and aerospace and telecommunications markets would likely result in a reduction in demand for our products and would have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, if customers’ markets decline, we may not be able to collect outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows, stock price and Convertible notes valuation, and could limit our ability to maintain operating income profitability. During an economic downturn, demand for our products may decrease. Restrictions on credit globally and foreign currency exchange rate fluctuations in certain countries may impact economic activity and our results.

A substantial or prolonged material adverse impact on our results of operations and financial condition could affect our ability to satisfy the financial covenants in our new Credit Agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our credit facility. The cost of obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our Credit Agreement. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

If the Company is unable to control its operating costs, its future operating results could suffer.

Our strategy involves, to a large degree, increasing revenue and volume, while at the same time controlling operating expenses. If we do not control our operating expenses, our ability to compete in the marketplace may be negatively impacted. Additionally, the inability to control operating costs could adversely affect the Company’s future financial condition, cash flows, and results of operations. These circumstances could cause our income to be lower than it otherwise might be and, as a result, adversely affect our stock price and Convertible notes valuation.

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

Our past operating results, including our gross profits, have fluctuated from fiscal period to fiscal period. We expect our future operating results and gross profits will continue to fluctuate from fiscal period to fiscal period due to a number of factors, many of which are outside our control and any of which could cause our stock price and Convertible notes valuation to fluctuate. The primary factors that affect our results include the following:

•

visibility into our markets is limited, our quarterly sales and operating results are highly dependent on the volume and timing of orders received during a fiscal quarter, which are difficult to forecast;

•	changes in overall demand for our products;

•	the length and variability of the sales cycle of our products;

•	the timing of the announcement, introduction and market acceptance of new products by us or competing companies;

•	the timing and magnitude of research and development expenses;

•	changes in fair values of stock appreciation rights;

•	changes in the estimation of the future size and growth rates of our markets;

•	changes in our production efficiency;

•	disruptions in operations at any of our facilities, third party suppliers, or the facilities of any of our contract manufacturers for any reason;

•	changes in the selling prices of our products;

•	changes in foreign currency exchange risks; and

•	other conditions affecting the timing of customer orders.

We depend on obtaining orders during each quarter for shipment in the quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter, may adversely affect our operating results. We base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short-term. Any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters, our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, it is likely that the trading price of our common stock would significantly decline.

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

The market price of our common stock and valuation of our Convertible notes fluctuates significantly. The stock price and Convertible notes valuation could fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	historically low trading volume in our stock and Convertible notes relative to alternative investments;

•	announcements of developments related to our business, including additions or departures of key personnel;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	sales by competitors, including sales to our customers;

•	sales of common stock into the public market, including new offerings and those by directors and members of management;

•	developments in our relationships with our customers, partners, distributors and suppliers;

•	shortfalls or changes from analysts’ expectations in revenue, gross profits, earnings or losses, or other financial results;

•	changes to or discontinuance of our stock or convertible note repurchase programs;

•	regulatory developments;

•	fluctuations in results of operations;

•	failure to meet our financial obligations and covenants under any loans or financing agreements;

•	the availability and terms of future financing options;

•	trends in the seasonality of our sales; and

•	general conditions in our market or the markets served by our customers.

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

We evaluate whether our deferred tax assets can be realized and assess the need for a valuation allowance on an ongoing basis. As of July 2, 2011, we have recorded approximately $17.4 million of deferred tax assets (of which approximately $16.6 million is domestic) related to the future tax benefit of certain temporary differences between our financial statements and our tax returns. Realization of our deferred tax assets is mainly dependent on our ability to generate future taxable income within the statutory carryforward period, in addition to reversal of taxable temporary differences, and the utilization of available tax planning strategies that could be implemented to realize the deferred tax assets. As of July 2, 2011, we recorded a valuation allowance of approximately $2.6 million to reserve for those deferred tax assets we believe are not more likely than not to be realized in future periods. At July 2, 2011, the Company requires approximately $33.6 million in cumulative domestic future taxable income to be generated at various times in the future to realize the domestic net deferred tax assets. If facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings and financial position could be adversely affected as a result of recording a valuation allowance against deferred tax assets. An additional valuation allowance would be recorded if it was deemed more likely than not that some or all of our deferred assets will not be realized. If we establish additional valuation allowances, we would record a tax expense in our Consolidated Statements of Operations, which would have an adverse impact on our operating results and financial position.

Changes to our tax rates or exposures to additional income tax liabilities could affect our operating results and cash flows. Additionally, audits by tax authorities could result in additional tax payments for prior year periods.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be impacted by changes in the mix of earning in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to uncertain tax positions, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may negatively impact our tax rate and as a result, decrease our operating results and cash flows. The amount of income taxes we pay is subject to ongoing audits in the U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from our reserves, our future operating results and cash flows may include unfavorable adjustments to our tax liabilities.

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

No assurance can be given that our strategies will prevent future currency fluctuations from having a material adverse effect on our business, financial condition, results of operations or liquidity.

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

We market and sell our products and services outside the United States, and currently have employees located in China, France, Germany, Italy, India, Japan, Singapore, South Korea, Sweden, Switzerland and the United Kingdom. Many of our customers and licensees are located outside the United States. As part of our strategy, we have expanded our international sales, particularly in China. We face numerous risks in doing business outside the United States, including:

•	dependence on sales representatives or foreign distributors and their sales channels;

•	longer accounts receivable collection cycles;

•	less effective and less predictable recognition, protection and enforcement of intellectual property rights, specifically in areas of Asia and particularly in China;

•	trade protection measures, import or export licensing requirements, tariffs and other trade barriers;

•	highly cyclical business environments;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	strengthening of the U.S. dollar, which could make our products more expensive or reduce the U.S. dollar amount of revenues denominated in foreign currencies;

•	changes in the political or economic condition of a specific country or region, particularly in emerging markets; and

•	potentially adverse tax consequences.

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

Our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military actions in the Middle East, including the economic consequences of the wars in Afghanistan and Iraq or additional terrorist activities and associated political instabilities, and the impact of heightened security concerns on domestic and international travel and commerce.

Our operating results may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers and reducing the translated amounts of U.S. dollar revenues. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for our products could decline, and may adversely affect our financial condition, results of operations and cash flows.

Our business practices in international markets subjects us to the requirements of additional regulation. If we or any of our employees are found to have violated these regulations, we could be subject to significant fines and other penalties.

We manufacture certain products in the United States, and sell our products and purchase parts, components and sub-assemblies in a number of foreign countries. Our international activities subject us to United States export control restrictions and various significant international, federal, state and local regulations, including but not limited to health and safety, product content, labor and import/export regulations. In certain cases, we may not be permitted to export products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries. The export of our high-performance oscilloscopes from the United States, which accounts for a material portion of our internationally derived revenue, is also subject to regulation under the Treaty for Nuclear Non-Proliferation. However, only a small portion of those oscilloscopes are sold in countries where that treaty restricts the end-user. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market. We cannot be certain that the U.S. government will approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised. Our international sales and, because approximately two- thirds of our revenue is derived from sales outside the United States, our sales in general, could be materially harmed by our inability to obtain required licenses or by the costs of compliance.

The regulations related to our international sales are complex, change frequently and have tended to become more stringent over time. Given the global political climate, obtaining export licenses can be difficult and time consuming. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operation or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. based companies from engaging in bribery or prohibited payments to foreign officials for the purpose of obtaining or retaining business. If we or any of our employees or agents are found to have violated these regulations, we could be subject to significant penalties.

FCPA enforcement has increased significantly in recent years. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices could occur in the international countries in which we conduct business. We have implemented safeguards to prevent and discourage such practices by employees and agents. However, there can be no assurance, that employees or other agents will not engage in such conduct for which our Company would be held responsible. If employees or other agents are found to have engaged in such practices, the Company could suffer significant penalties, legal expenses and other consequences that may have material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The March 11, 2011 earthquake and tsunami in Japan and other collateral events, including among others, the nuclear reactor disaster, the catastrophic loss of lives, businesses, infrastructure and delays in transportation, may have a direct negative impact on us or an indirect negative impact on us by affecting our employees, customers, suppliers, or the overall economy in Japan and may reduce the demand for our products and services. As a result, these events could cause a decline in our revenue in Japan and could materially and adversely affect our financial condition, results of operations and cash flows.

We depend on single-source suppliers for some of our products, and the loss of these suppliers could harm our business by interrupting or terminating our manufacture of those products.

We purchase a small number of parts from single-source suppliers and we generally have no long term contracts with any of our component suppliers or contract manufacturers. In particular, several key integrated circuits that we use are made by IBM and Toshiba. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems and loss of revenues.

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

Strategic alliances, joint ventures and acquisitions may result in financial results that are different than expected.

In the normal course of business, we engage in discussions with third parties relating to possible strategic alliances, joint ventures and acquisitions. The recently completed transaction with Bogatin Enterprises, L.L.C. or other transactions that we may consummate in the future may cause our financial results to differ from the investment community’s expectations in a given quarter and year. In addition, strategic alliances and acquisitions may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing products of a strategic alliance, joint venture or acquisition in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity, a successful partnership depends on a variety of factors, including:

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

Our ability to execute our long-term strategy may depend, to a significant degree, on our ability to retain or obtain long-term debt and equity capital. We have no commitments for additional borrowings at this time, other than our $75.0 million revolving credit facility, which was entered into on August 8, 2011 with RBS Citizens, N.A. (“RBS”), and the other lenders party thereto, which is subject to financial covenants. The Credit Agreement matures August 8, 2016 and includes the right to increase the total revolving commitment to $90.0 million at any time prior to the maturity date, upon meeting certain covenants and conditions. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness or repay it. Pursuant to our Credit Agreement with RBS and other syndicated lenders, we granted the banks a security interest in all of the domestic assets of LeCroy and its domestic subsidiaries. Under certain conditions, the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated.

The following factors and others could affect our ability to retain our existing financing arrangements and to obtain additional financing on favorable terms, or at all and could impact the satisfaction of covenants under our existing debt:

•	our results of operations and cash flows;

•	general economic conditions, and conditions in our industry;

•	the perception in the global credit and capital markets of our business;

•	the credit availability and/or financial condition of potential lenders;

•	our ratio of debt to equity;

•	our financial condition;

•	risk of greater exposure to variable interest rates, and its effect on our results of operations and cash flows;

•	our business prospects; and

•	changes in interest rates and foreign exchange.

In fiscal 2009, the U.S. and global credit and equity markets underwent significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. Although the market has improved, uncertainty in the market currently exists and if these conditions worsen, the Company’s cost of borrowing may increase and it may be more difficult to obtain financing for the Company’s operations or to refinance long-term obligations as they become payable. Also, the Company could be required to reduce its total debt outstanding and availability under the Credit Agreement may be restricted or withdrawn. In addition, the Company’s borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on the Company’s performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase the Company’s cost of borrowing and make it more difficult for it to obtain financing. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures, which could put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in the economy or our industry. Any such actions could have a material adverse effect on our business results, financial condition, results of operations and liquidity.

We have a credit facility that contains financial covenants, and the failure to comply with these covenants could harm our financial condition because our credit facility may be unavailable to us or our total debt may have to be reduced.

We are subject to financial covenants under our $75.0 million credit facility. Failure to comply with the financial covenants under our credit facility would cause us to be in default under the facility, which could result in the acceleration of the indebtedness. The acceleration of our indebtedness under the credit facility would adversely affect our business, results of operations, liquidity and financial condition. The acceleration of our indebtedness under the credit facility would also likely cause an acceleration of the indebtedness due under our notes. Additionally, although the Company does not anticipate needing additional capital in the near term due to our available credit and current financial position, a financial market disruption may make it difficult to raise additional capital, if needed, on acceptable terms or at all.

We are significantly leveraged as a result of the sale of the notes. We may incur additional costs to redeem or repurchase the outstanding principal at the mandatory redemption date of October 15, 2011.

In connection with the October 2006 sale of our 4.00% Convertible Senior Notes, we have principal indebtedness of $29.7 million. The degree to which we are leveraged could, among other things:

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

None of our subsidiaries guarantee our obligations under, or have any obligation to pay amounts due on, the notes. As a result, the notes are “structurally subordinated” to all indebtedness and other liabilities, including trade payables and lease obligations, of our existing and future subsidiaries (unless such indebtedness is by its terms subordinated to the notes). In addition, the notes are not secured by any of our assets or those of our subsidiaries. As a result, the notes are effectively subordinated to our $75.0 million credit facility and any secured debt that we, including our subsidiaries, incur. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes, payment on the notes could be less, ratably, than on any secured indebtedness. We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. At July 2, 2011, the Company had zero in net borrowings, excluding the notes. Our subsidiaries had trade payables and other accrued liabilities (excluding obligations that are inter-company in nature) of approximately $7.6 million in the aggregate.

In addition, the indenture does not restrict us, including any of our subsidiaries, from paying dividends or issuing or repurchasing securities. If we, including our subsidiaries, were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. Certain of our other debt instruments may, however, restrict these and other actions.

We may be unable to repay, repurchase or redeem the convertible notes.

At maturity, the entire outstanding principal amount of the notes will become due and payable by us. Upon a designated event, as defined in the indenture, or on each of October 15, 2011, October 15, 2016 and October 15, 2021, or upon conversion, the holders may require the Company to repurchase all or a portion of the notes at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of the repurchase of the notes. We cannot assure the note holders that we will have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the notes upon a designated event.

Our failure to repay the notes at maturity or to repurchase tendered notes upon a designated event or on each of October 15, 2011, October 15, 2016 and October 15, 2021, would constitute an event of default under the indenture that governs the notes and may also constitute an event of default under any other indenture or other agreement governing then-existing indebtedness, which could prevent us from repaying the notes. If a designated event occurred and accelerated our other indebtedness, we cannot assure you that we would have sufficient financial resources, or be able to arrange for additional financing, to repay the principal amount at maturity. The change in control feature of the notes could make it more difficult for a third party to acquire us, even if such an acquisition would be beneficial to the note holders and our stockholders. Our obligation to offer to repurchase the notes upon a designated event would not necessarily afford protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

Holders of notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock.

Holders of notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but will be subject to all changes affecting the common stock. Holders will only be entitled to rights on the common stock if and when we deliver shares of common stock, in exchange for the notes and in limited cases under the anti-dilution adjustments of the notes. For example, in the event that an amendment is proposed to our certification of incorporation or by-laws requiring stockholder approval and the record date for determine the stockholders of record entitled to vote on the amendment occurs prior to delivery of the common stock, note holders will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

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

Pursuant to our stock plans, our management is authorized to grant restricted stock awards or stock options to our employees, directors and consultants. Our stockholders will incur dilution upon exercise of any outstanding stock options. In addition, if we raise additional funds by issuing additional common stock under our current shelf registration, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

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

Because we do not intend to pay dividends, and are further limited to pay dividends under our Credit Agreement, stockholders will benefit from an investment in our common stock only if it appreciates in value.

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

Our former subsidiary, Digitech Industries, Inc., has been involved in environmental remediation activities, the liability for which was retained by us and the estimated remediation cost was reserved for after the sale of the Vigilant Networks business and the residual assets of Digitech. Any liability beyond what is currently expected and reserved for could have a material adverse effect on our results of operations, liquidity and financial condition.

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

One of our key strategies is to expand our addressable portion of the oscilloscope and protocol analysis markets by introducing new products such as high-end oscilloscopes and protocol exercisers and probes. We have, in the past, withdrawn product lines due to implementation and financial concerns. The success of our new product offerings will depend on a number of factors, including our ability to identify customers’ existing and future needs properly and quickly, timely perform the necessary research and development to define and create the products, timely manufacture and deliver the products that address these needs in sufficient volumes, differentiate the offerings from competitors’ offerings, price products competitively and anticipate competitors’ development of new products or technological innovations.

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

The Test and Measurement industry is highly competitive and characterized by rapid and continual advances in technology and has been subject to consolidation. Competitors include Tektronix, a division of Danaher Corporation, Agilent, JDS Uniphase, Rigol Technologies, Inc., Yokogawa Electric Corporation, Iwatsu Electric Company Ltd., National Instruments and Rohde & Schwarz International, among others. A number of our competitors have substantially greater sales and marketing, development and financial resources. We believe that our competitors offer a wide range of products that attempt to address most sectors for oscilloscopes and protocol analyzers. We expect that competition will continue to be intense and that our competitors’ products may be less costly, provide better performance or include additional features. In addition, lower barriers to entry for certain products segments result in introducing new technologies and new and growing competitors to challenge our offerings. We also believe that further consolidation in the Test and Measurement industry could result in our competitors increasing their market share through business combinations.

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

Our business and operating results could be adversely impacted by ineffective internal controls.

The internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can only provide reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required, new or improved controls, or if we experience difficulties in their implementation, our financial position and results of operations could be adversely affected and we could fail to meet our financial reporting obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments to be reported pursuant to Item 1B.

ITEM 2.	PROPERTIES

We own our land, executive offices and manufacturing facility, which is an approximately 95,000 square foot building in Chestnut Ridge, New York. Pursuant to our secured credit agreement with RBS and other syndicated lenders, we granted the banks a security interest in this property. In addition, we lease other office space around the world to support our local sales and service operations and to support our research and development activities. Our Santa Clara, California premises also serve as a manufacturing facility for a limited number of products. We believe that our facilities are in good condition and are suitable and sufficient for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including but not limited to, patent, commercial, export, employee relations and environmental matters, which arise in the ordinary course of business. At least quarterly, we review the status of each significant matter and assess its financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. There are no matters pending that the Company expects to be material to its business, results of operations, financial condition or cash flows.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “LCRY.” As of August 22, 2011, there were 247 stockholders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ Stock Market.

	High	Low
Fiscal Year Ended July 2, 2011:
First Quarter	$8.09	$4.71
Second Quarter	9.97	8.49
Third Quarter	15.78	11.17
Fourth Quarter	13.97	11.00

Fiscal Year Ended July 3, 2010:
First Quarter	$4.23	$3.51
Second Quarter	4.20	3.59
Third Quarter	5.07	3.56
Fourth Quarter	6.03	4.54

Issuer Purchases of Equity Securities

On May 25, 2006, LeCroy’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2 million shares, not to exceed $25 million, of its common stock. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions. The timing of these purchases is dependent upon several factors, including market conditions, the market price of the Company’s common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company encountered. The share repurchase plan may be discontinued at any time at the discretion of the Company.

Under the terms of our Credit Agreement, our repurchases of our common shares are limited to an aggregate dollar value of $5.0 million during any fiscal year and is subject to compliance with financial covenants.

Equity Compensation Plan Information

Information regarding LeCroy’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in LeCroy’s Proxy Statement, to be filed within 120 days after LeCroy’s fiscal year end of July 2, 2011 (the “2011 Proxy Statement”), which information is incorporated herein by reference.

Convertible Notes

On October 12, 2006, the Company sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require the Company to repurchase for cash all or a portion of their Notes on each of October 15, 2011, October 15, 2016 and October 15, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, up to but not including, the repurchase date. The Company may, from time to time, at its option repurchase the Notes in the open market. In addition, the Company may redeem the Notes for cash, either in whole or in part, anytime after October 20, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, up to but not including the redemption date. The Notes are convertible into Company common stock by the holders at an initial conversion rate equal to 68.7285 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $14.55 per share), subject to adjustment as described in the indenture. During fiscal 2011 and 2010, the Company repurchased approximately $10.0 million and $8.7 million of principal, respectively, of the outstanding Notes. The remaining principal balances at July 2, 2011 and July 3, 2010 were approximately $29.7 million and $39.7 million, respectively.

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to operate and expand our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans. We are a party to a Credit Agreement dated August 8, 2011 and under the terms of this Credit Agreement, we may not, under certain circumstances, pay dividends without the prior consent of the lending parties under that Credit Agreement.

Performance Graph

The performance graph set forth below compares the cumulative total stockholder return of our common stock for the last five fiscal years through the fiscal year ended July 2, 2011 with that of the U.S. NASDAQ® stock market index, and a peer group comprising the S&P Information Technology index. The graph assumes an investment of $100 on June 30, 2006 and the reinvestment of dividends (where applicable). The comparisons in this table are set forth in response to SEC disclosure requirements, and are not intended to forecast or be indicative of future performance of the common stock.

                                    [CHART]
                          6/06    6/07      6/08   6/09     6/10       6/11
LeCroy Corporation       100.00   67.74     62.16  26.13    33.73      83.90
NASDAQ Composite         100.00  122.33    108.31  86.75   100.42     132.75
S&P Information
Technology(Peer Group)   100.00  125.91    116.43  95.10   110.15     138.51

ITEM 6.	SELECTED FINANCIAL DATA

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

Consolidated Statements of Operations Data:

	Years Ended
	July 2, 2011	July 3, 2010(1)	June 27, 2009	June 28, 2008	June 30, 2007
(In thousands, except per share amounts)
Revenues:
Test and measurement products	$166,108	$119,633	$125,456	$151,077	143,244
Service and other	11,992	9,703	8,511	9,409	8,056

Total revenues	178,100	129,336	133,967	160,486	151,300
Cost of revenues	69,209	53,477	63,598	70,756	69,953

Gross profit	108,891	75,859	70,369	89,730	81,347
Operating expenses:
Selling, general and administrative	62,395	42,265	46,991	51,299	53,218
Research and development	36,789	27,992	30,851	32,576	38,302
Reimbursement from escrow account	—	—	—	(240)	—
Impairment of goodwill	—	—	105,771	—	—

Total operating expenses	99,184	70,257	183,613	83,635	91,520

Operating income (loss)	9,707	5,602	(113,244)	6,095	(10,173)
(Loss) gain on extinguishment of convertible debt, net of issue cost write-off	(532)	761	9,627	292	—
Write-off of deferred bank financing fees	—	—	—	—	(997)
Interest income	55	32	90	298	124
Interest expense	(2,380)	(3,112)	(3,443)	(4,128)	(4,196)
Amortization of debt discount on convertible notes	(1,946)	(2,287)	(2,872)	(3,083)	(2,077)
Other, net	(815)	(443)	260	(632)	(99)

Income (loss) before income taxes	4,089	553	(109,582)	(1,158)	(17,418)
Provision (benefit) for income taxes	972	810	(1,165)	(983)	(2,934)

Net income (loss)	$3,117	$(257)	$(108,417)	$(175)	(14,484)

Net income (loss) per common share:
Basic	$0.21	$(0.02)	$(9.03)	$(0.01)	(1.24)
Diluted	0.20	(0.02)	(9.03)	(0.01)	(1.24)
Weighted average number of common shares:
Basic	14,909	12,425	12,003	11,749	11,702
Diluted	15,538	12,425	12,003	11,749	11,702
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,488	$7,822	$6,413	$10,224	10,448
Working capital(2)	26,906	48,648	51,021	45,117	54,710
Total assets	130,193	102,654	107,678	222,476	225,272
Total debt and capital leases	29,704	56,716	66,169	68,053	85,029
Total stockholders’ equity	54,504	19,776	17,318	126,401	122,536

(1)	Represents a 53-week year.

(2)	Certain July 3, 2010 amounts have been revised. See Note 1 to consolidated financial statements

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal Year

Our fiscal years end on the Saturday closest to June 30, resulting in an extra week of results every five or six years. Fiscal 2011 and 2009 represent 52-week years, while fiscal 2010 was a 53-week year.

Overview

We were founded in 1964 to develop, manufacture and sell high performance signal analysis tools to scientists engaged in high-energy physics research. In 1985 we introduced our first oscilloscope using our core competency of designing signal acquisition and digitizing technology.

We are a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment and currently operate as one business segment in the Test and Measurement industry. Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. We currently offer seven families of real-time oscilloscopes, which address different solutions: LabMaster 9 Zi-A, our newly introduced highest performance oscilloscopes family system; WaveMaster, our industry leading high-performance product family; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer, designed for users in the low bandwidth sector of the market; WaveJet, designed for value-oriented users in the low bandwidth sector of the market; and WaveAce, our entry-level oscilloscope products. In addition to our real-time oscilloscopes, we have the WaveExpert family of sampling oscilloscopes and modules. Our protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including Fibre Channel, PCI Express, Serial ATA, Serial Attached SCSI (SAS), USB, DDR, SDRAM and others.

LeCroy’s product development teams have moved dramatically beyond many critical hardware and software limitations that challenge today’s design engineers by leveraging the advanced silicon-based technologies deployed in our high-end WaveMaster oscilloscopes. In 2011, LeCroy introduced an array of innovative new products, demonstrating continued leadership in the speed, performance and analysis capabilities of oscilloscopes and signal integrity test solutions. The new product lineup includes LabMaster 9 Zi-A, the world’s highest bandwidth, 45 GHz and highest channel count, 20 channels at 20 GHz oscilloscope; WaveMaster 845 Zi-A, the award-winning 45GHz, 120 GS/s oscilloscope; the new WaveRunner 6 Zi oscilloscope platform featuring an exceptional price point for 4 GHz of bandwidth, a pivoting display and the industry’s first 12-bit oscilloscope; SPARQ-4012E, a 12-port, 40GHz signal integrity network analyzer; and Kibra, the industry’s first stand-alone DDR3 protocol analyzer. With the addition of LeCroy’s PeRT, a protocol-aware receiver transmitter tolerance tester, LeCroy is able to deliver comprehensive end-to-end test instrument suites for PCI Express® 3.0, USB 3.0 and other leading edge serial data standards. We believe that our diversified product mix and continued technology innovation strategically position us to expand our presence in oscilloscopes. For design engineers requiring 45 GHz bandwidth, or multiple channels at the highest bandwidths or 12-bit display resolution, LeCroy currently has the only solutions available. There are also emerging opportunities for protocol analyzers to be deployed for next-generation standards.

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

We employ a direct sales model utilizing a highly skilled global sales force primarily focused on the higher end of our business. We have partnered with distributors whose primary focus is on the lower end of our business. Where it is not economically beneficial for us to have a direct presence, we supplement our direct sales force with a combination of manufacturers’ representatives and distributors. We divide the world into three areas — the Americas, Europe/Middle East and Asia/Pacific. In the Americas, we primarily sell our products in the United States. In Europe/Middle East, we directly sell our products in Switzerland, Germany, Italy, France, the United Kingdom and Sweden. In Asia/Pacific, we directly sell our products in South Korea, Singapore, Japan and China.

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

Cost of revenues represents manufacturing and service costs, which primarily comprise materials, labor and factory overhead. Gross profit represents revenues less cost of revenues. Gross profit earned on our products is impacted primarily by product mix and the effects of foreign currencies, as approximately two-thirds of our revenues are derived overseas, most of which is denominated in local currencies while product manufacturing costs are primarily U.S. dollar denominated.

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, share-based compensation, and related overhead costs for sales, marketing and administrative personnel as well as legal, accounting and other professional services.

Research and development (“R&D”) expenses consist primarily of salaries, share-based compensation, and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

Our Business Risks

Our results of operations and financial position are affected by a variety of factors. We believe the most significant recurring factors are the economic strength of the technology industry sectors into which we sell our products, volatility of currencies in which we transact, our ability to identify market demands and develop competitive products to meet those demands, the announcements and actions of our competitors and our ability to enter into new industry sectors and broaden our presence in existing sectors. Our sales are largely dependent on the health and growth of technology companies whose operations tend to be cyclical. Consequently, demand for our products tends to coincide with the increase or decrease in capital spending in the Computer/Semiconductor/Consumer Electronics, Data Storage, Automotive/Industrial, and Military/Aerospace industries.

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

In fiscal 2010 and 2009, the Company recognized revenue on the sales of its protocol analyzer products, in accordance with specific software revenue recognition guidance, upon shipment, provided there was persuasive evidence of an arrangement, the product had been delivered, the price was fixed or determinable and collection was probable. Software maintenance support revenue was deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. In limited circumstances where VSOE did not exist for software maintenance support, the Company recognized revenue and accrued costs, if applicable, as determined by the facts and circumstances of each transaction.

Under new accounting guidance, which we adopted prospectively on July 4, 2010, our protocol analyzer products are considered hardware, as the tangible products contain software components and non- software components that function together to deliver the products’ essential functionality. These products are excluded from the scope of software revenue recognition guidance and are subject to other relevant revenue recognition guidance, including the recognition criteria described above. Post-contract support (“PCS”) is provided on certain protocol analyzers. When vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) for deliverables in an arrangement cannot be determined, a best estimate of the selling price (“ESP”) is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. Beginning in fiscal 2011, revenue recognition related to protocol analyzer sales for certain products includes an allocation for PCS, based on management’s estimate of relative selling price, as VSOE is no longer established by the sale of maintenance agreements. Any deferred revenue for PCS prior to adopting the new accounting guidance is recognized based on its initial deferral period. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or related disclosures.

Revenue from services is deferred and recognized on a straight-line basis over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use the relative selling price method to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether objective and reliable evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of the revenue recognition.

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

Reserves on Accounts Receivable. We maintain an allowance for anticipated returns and doubtful accounts relating to the portion of the accounts receivable which we estimate is non-collectible. We analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment patterns, known customer return exposures and the age of outstanding receivables when evaluating the adequacy of the allowance for doubtful accounts. Changes in the overall economic environment or in the financial condition of our customers may require adjustments to the allowance for doubtful accounts which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Valuation of Deferred Tax Assets. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, including liabilities and assets which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

The Company is required to recognize a valuation allowance for all or a portion of its deferred tax assets if it believes that it is not more likely than not, given the weight of all available evidence, that all or a portion of its deferred tax assets will be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the basis of net assets, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. The Company’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss for its domestic operations over the recent years, which was principally due to a non-recurring goodwill impairment charge in fiscal 2009, acquisition and business realignment charges and non-cash amortization of the Convertible notes. The Company believes it will be able to realize all of its domestic deferred tax assets, net of the $1.8 million valuation allowance. Consideration has also been given to the period over which these net deferred tax assets can be realized, and the Company’s history of not having federal tax loss carryforwards expire unused. In addition, the Company has considered tax planning strategies that are both prudent and feasible that will be implemented in a timely manner, if necessary, which will allow the Company to recognize the future tax attributes by increasing taxable income in the United States.

A valuation allowance of approximately $2.6 million and $2.0 million existed as of July 2, 2011 and July 3, 2010, respectively, for certain tax credit carryforwards, and foreign deferred tax assets due to the uncertainty surrounding the utilization of these deferred tax assets. During the years ended July 2, 2011 and July 3, 2010, the valuation allowance increased by approximately $0.6 million and less than $0.1 million, respectively. The increases were mainly due to increases in foreign net operating loss carryforwards and uncertainty surrounding the utilization of such carryforwards. Management believes that it is more likely than not that the Company will realize the benefits of the Company’s net deductible temporary differences, net of the valuation allowance. The factors that management considered in assessing the likelihood of realization of the deferred tax assets included, the forecast of future taxable income, reversal of taxable temporary differences and available tax planning strategies that could be implemented to realize the deferred tax assets. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to the Company’s financial position, and results of operations.

At July 2, 2011, the Company’s net U.S. domestic deferred tax assets amounted to approximately $11.4 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.8 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. domestic deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. At July 2, 2011, the Company requires approximately $33.6 million in cumulative domestic future operating income to be generated at various times in the future to realize the domestic net deferred tax assets. Based upon projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before their expiration. (See Note 11 to the Consolidated Financial Statements — Income Taxes for additional information).

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

The goodwill impairment test is a two-step process which requires management to make judgmental assumptions regarding fair value. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of the Company’s common stock plus a control premium were less than the carrying value of the Company. The determination as to whether a write-down of goodwill is necessary, and the amount of the impairment charge, involves significant judgment around the assumptions used to determine the impairment charge. As a result of the decline in our stock price, we recorded a goodwill impairment charge of approximately $105.8 million in fiscal 2009.

Warranty Liabilities. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are derived from historical data of product reliability and for certain new products, third party published expected failure rates. The expected failure is arrived at in terms of units, which are then converted into labor hours to which an average fully burdened cost per hour is applied to derive the amount of accrued warranty required. On a quarterly basis, we study trends of warranty claims, review estimates of costs to repair and take action to improve the quality of our products and minimize our warranty exposure. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve, which may be material to our results of operations when made.

Share-based Compensation Expense. We recognize the cost resulting from all share-based payment transactions in the financial statements at their fair values. We use the Black-Scholes option pricing model to estimate the fair value of options and stock appreciation rights (“SARs”) settled in cash. The fair value of stock options is estimated on the date of grant, while the fair value for SARs is estimated on the date of grant and remeasured at each subsequent reporting period, since they are liability-classified. Determining the fair value of options and SARs requires certain estimates by management including the expected volatility of our stock price and expected term of the options and SARs. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. If our actual forfeiture rate is materially different from our estimate or if we reevaluate the forfeiture rate in the future, the share-based compensation expense could be significantly different from what was recorded in the current periods. Further, fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost.

Convertible Notes Allocation between Debt and Equity. Issuers of certain types of convertible notes are required to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate and interest cost is recognized in subsequent periods. LeCroy recorded approximately $17.9 million of the principal amount to equity, representing a debt discount for the difference between LeCroy’s estimated nonconvertible debt borrowing rate of 10.5% at the time and the 4.0% coupon rate of the Convertible notes. This debt discount is amortized as interest expense over the contractual term of the notes using the effective interest method. Upon convertible note repurchase, the fair value of the liability component immediately prior to extinguishment is measured first and the difference between the fair value of the aggregate consideration paid and the fair value of the liability component is attributed to the reacquisition of the equity component.

Results of Operations

The following table sets forth certain operating data as a percentage of our total revenues for the fiscal years indicated:

	Year Ended
	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Revenues:
Test and measurement products	93.3%	92.5%	93.6%
Service and other	6.7	7.5	6.4

Total revenues	100.0	100.0	100.0
Cost of revenues	38.9	41.3	47.5

Gross profit	61.1	58.7	52.5
Operating expenses:
Selling, general and administrative	35.0	32.8	35.1
Research and development	20.7	21.6	23.0
Impairment of goodwill	—	—	78.9

Total operating expenses	55.7	54.4	137.0
Operating income (loss)	5.4	4.3	(84.5)
Other income (expense):
(Loss) gain on extinguishment of convertible debt, net of issue cost write-off	(0.3)	0.6	7.1
Interest income	—	—	0.1
Interest expense	(1.3)	(2.4)	(2.6)
Amortization of debt discount on convertible notes	(1.1)	(1.8)	(2.1)
Other, net	(0.4)	(0.3)	0.2

Other (expense) income, net	(3.1)	(3.9)	2.7

Income (loss) before income taxes	2.3	0.4	(81.8)
Provision (benefit) for income taxes	0.5	0.6	(0.9)

Net income (loss)	1.8%	(0.2)%	(80.9)%

Business Realignment, Restructuring Initiatives and Related Asset Impairments

The table below summarizes the charges for business realignment, restructuring initiatives and related asset impairments for the fiscal years ended 2011, 2010 and 2009.

(in thousands):

	Years Ended
	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Charges for:
Severance and related costs	$—	$—	$695

Cost of revenues total	$—	$—	$695

Charges for:
Severance and related costs	$—	$—	$1,563

Research and development total	$—	$—	$1,563

Charges for:
Severance and related costs	$148	$414	$2,079
Facility closure/lease restructure	—	—	749

Selling, general and administrative total	$148	$414	$2,828

Comparison of Fiscal Years 2011 and 2010

Total revenues were approximately $178.1 million for the year ended July 2, 2011, compared to approximately $129.3 million in the prior year, representing an increase of 37.7%, or approximately $48.8 million, primarily as a result of an increase in sales of Test and measurement products. Our sales benefited from a stronger demand environment for our high-end and mid-range oscilloscopes. The increase in our sales was fueled by our customers’ resumed spending for capital equipment, as well as our introduction of new products, including the Wavemaster 845Zi and WaveRunner 6Zi. Through the launch of these new products and other innovative high-end offerings, we believe we have captured some additional share of the high-end market. In fiscal 2011, foreign currency fluctuations favorably impacted revenue by approximately $1.6 million. The additional week of sales in fiscal 2010 had a negligible impact in the year-to-date revenue comparison.

Service and other revenues consist primarily of service revenues and maintenance fees. Service and other revenues were approximately $12.0 million for the year ended July 2, 2011, representing an increase of 23.6% or approximately $2.3 million, as compared to approximately $9.7 million for the prior year. The increase was primarily the result of increased demand for ancillary services in fiscal 2011.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues is as follows (dollars in thousands):

	July 2, 2011 (52 weeks)	July 2, 2011 percentage	July 3, 2010 (53 weeks)	July 3, 2010 percentage
Americas	$56,299	31.6%	$46,091	35.6%
Europe/Middle East	63,473	35.6	44,083	34.1
Asia/Pacific	58,328	32.8	39,162	30.3

Total revenues	$178,100	100.0%	$129,336	100.0%

For the year end July 2, 2011, revenues were higher in terms of dollars in the all geographic locations due to increased customer demand and favorable foreign currency impact. The additional week of sales in fiscal 2010 had a negligible impact on the year-over-year revenue comparisons.

Gross profit for the year ended July 2, 2011 was approximately $108.9 million, or 61.1% gross margin, compared to $75.9 million, or 58.7% gross margin, for the same period last year. The gross margin in fiscal 2011 was positively impacted by higher volumes, favorable product mix and positive foreign currency fluctuations, slightly offset by an increase in share-based compensation expense of approximately $0.3 million. Share-based compensation expense was approximately $0.5 million and $0.2 million for the years ended July 2, 2011 and July 3, 2010, respectively. The additional week of cost of sales in fiscal 2010 had a negligible impact on the year-over-year gross profit comparisons.

SG&A expense was approximately $62.4 million in fiscal 2011 compared to approximately $42.3 million in fiscal 2010, representing an increase of 47.6% or approximately $20.1 million. The increase was primarily attributable to an increase in share-based compensation expense of approximately $9.9 million, driven by the higher fair value of the stock appreciation rights (“SARs”), along with higher selling and marketing expenses incurred as a direct result of the 37.7% increase in sales for fiscal 2011 compared to fiscal 2010. Share-based compensation expense was approximately $13.0 million and $3.1 million for the year ended July 2, 2011 and July 3, 2010, respectively. The SG&A increase was slightly offset by a decrease in business realignment charges of approximately $0.3 million. As a percentage of revenue, SG&A expense increased from 32.8% in fiscal 2010 to 35.0% in fiscal 2011. The additional week of SG&A expenses in fiscal 2010 had a negligible impact on the year-over-year SG&A comparisons.

R&D expense was approximately $36.8 million in fiscal 2011 compared to approximately $28.0 million in fiscal 2010, an increase of 31.4% or approximately $8.8 million. The increase was primarily attributable to increases in costs associated with our new products and share-based compensation expense of approximately $2.4 million in fiscal 2011 compared to approximately $1.1 million in 2010, as a result of the higher fair value of the SARs. As a percentage of revenue, R&D expense decreased from 21.6% in fiscal 2010 to 20.7% in fiscal 2011. The additional week of R&D expenses in fiscal 2010 had a negligible impact on the year-over-year R&D comparisons.

Other (expense) income, net, which consists primarily of: losses and gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, amortization of debt discount on convertible notes and foreign exchange gains and losses was a net expense of approximately $5.6 million in fiscal 2011 compared to a net expense of approximately $5.0 million in fiscal 2010. The increase is predominantly due to the loss on extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million for fiscal 2011 as compared to a gain on extinguishment of approximately $0.8 million for fiscal 2010. Additionally, foreign currency losses contributed to the net expense by approximately $0.8 million for fiscal 2011 compared to $0.5 million for fiscal 2010. The overall increase was partially offset by a decrease in net interest expense of approximately $0.8 million and a decrease in the amortization of debt discount on convertible notes of approximately $0.3 million. Net interest expense was approximately $2.3 million in fiscal 2011 as compared to approximately $3.1 million for the comparable prior period primarily due to a lower borrowing base, and to a lesser extent more favorable interest rates.

The effective tax rate for fiscal 2011 was 23.8%, compared to an effective tax rate of 146.5% for fiscal 2010. The fiscal 2011 tax rate includes a decrease in tax expense of approximately $1.4 million from the utilization of federal and state tax credits, offset by an increase in tax expense of $0.6 million related to an increase in the valuation allowance primarily due to the inability to realize a portion of such tax credits and foreign net operating loss carryforwards. The effective tax rate for fiscal 2010 was significantly higher than the current period due to a the relatively low pre-tax income and a higher proportional impact of permanent differences between book and taxable income and state income taxes, as well as the write-off of a tax credit. In addition, the fiscal 2010 tax rate includes a decrease in tax expense of approximately $0.5 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations, offset by an increase in tax expense of approximately $0.5 million for the write-down of the deferred tax asset related to equity-based compensation that resulted in a shortfall of cumulative tax benefits.

Comparison of Fiscal Years 2010 and 2009

Total revenues were approximately $129.3 million for the year ended July 3, 2010, compared to approximately $134.0 million in fiscal 2009, represented a decrease of 3.5%, or approximately $4.6 million, primarily as a result of a decline in sales of Test and measurement products, driven by the worldwide economic downturn. In fiscal 2010, positive foreign currency fluctuations impacted revenue by approximately $0.8 million and an additional week of sales was included due to the 53rd week. Our year to date sales were impacted by our customers reducing staff levels and therefore their need for capital equipment, as well as postponing and reducing spending, a trend that began to reverse itself in the second half of the fiscal year.

Service and other revenues consisted primarily of service revenues and maintenance fees. Service and other revenues were approximately $9.7 million for the year ended July 3, 2010, and represented an increase of 14.0% or approximately $1.2 million, as compared to approximately $8.5 million for fiscal 2009. The increase was primarily the result of revenue earned from a research and development arrangement in the amount of $1.0 million, along with positive foreign currency impact, slightly offset by a decline in customer upgrade purchases attributable to the economic downturn.

Our geographic breakdown of revenues by area in total dollars and as a percentage of total revenues were as follows (dollars in thousands):

	July 3, 2010 (53 weeks)	July 3, 2010 percentage	June 27, 2009 (52 weeks)	June 27, 2009 percentage
Americas	$46,091	35.6%	$39,911	29.8%
Europe/Middle East	44,083	34.1	54,193	40.5
Asia/Pacific	39,162	30.3	39,863	29.7

Total revenues	$129,336	100.0%	$133,967	100.0%

For the year ended July 3, 2010, revenues were higher in terms of dollars and percentages in the Americas due to strong sales of our high bandwidth oscilloscopes. Revenues were lower in terms of dollars in Europe/Middle East and Asia/Pacific, due to the worldwide economic downturn and timing of shipments, despite positive foreign currency impact. The losses in these geographic locations more than offset the gains in the Americas.

Gross profit for the year ended July 3, 2010 was approximately $75.9 million, or 58.7% gross margin, compared to $70.4 million, or 52.5% gross margin, for fiscal 2009. The gross margin in fiscal 2010 was positively impacted by revenue earned from a research and development arrangement in the amount of $1.0 million which was entered into in the first quarter of the fiscal year, slightly offset by an increase in share-based compensation expense of approximately $0.1 million. Share-based compensation expense was approximately $0.2 million and $0.1 million for the year ended July 3, 2010 and June 27, 2009, respectively. The lower gross margin in fiscal 2009 was negatively impacted by a decreased demand for our Test and measurement products, and greater discounting practices necessary to drive sales in an economic downturn, partially offset by increased sales of our higher end products which slightly improved margins. Also contributing to the lower gross margins in fiscal 2009 was $5.8 million of costs associated with an inventory write-down, as a result of a change in our product strategy due to deteriorating market conditions and approximately $0.7 million in severance costs, as a result of our realignment initiatives.

SG&A expense was approximately $42.3 million in fiscal 2010 compared to approximately $47.0 million in fiscal 2009, representing a decrease of 10.1% or approximately $4.7 million. The decrease was primarily attributable to our extensive cost-reduction program that began in the second quarter of fiscal 2009, along with a decrease in business realignment and restructuring charges of approximately $2.4 million, partially offset by an increase in share-based compensation expense of approximately $1.3 million, as a result of the increase in fair value of the stock appreciation rights (SARs), an additional week of compensation expense and other expenses, as the current fiscal year period represented a 53-week period versus a 52-week period in fiscal 2009. As a percentage of revenue, SG&A expense decreased from 35.1% in fiscal 2009 to 32.8% in fiscal 2010.

R&D expense was approximately $28.0 million in fiscal 2010 compared to approximately $30.9 million in fiscal 2009, a decrease of 9.3% or approximately $2.9 million. The decrease was primarily attributable to our extensive cost-reduction program that began in the second quarter of fiscal 2009, along with no business realignment charges in fiscal 2010 as compared to approximately $1.6 million of charges in fiscal 2009, partially offset by an increase in share-based compensation expense of approximately $0.2 million and an additional week of compensation expense and other expenses in fiscal 2010 versus fiscal 2009. As a percentage of revenue, R&D expense decreased from 23.0% in fiscal 2009 to 21.6% in fiscal 2010.

Other (expense) income, net, which consisted primarily of: gains on the extinguishment of our convertible debt, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on Convertible notes was an expense of approximately $5.0 million in fiscal 2010 compared to income of approximately $3.7 million in fiscal 2009. Net interest expense was approximately $3.1 million in fiscal 2010 as compared to approximately $3.4 million for fiscal 2009. There was a net loss of approximately $0.5 million for fiscal 2010 as compared to a net gain of approximately $0.3 million in fiscal 2009, which resulted from the changes in our foreign exchange forward contracts and on transactions denominated in other than our functional currencies.

Fiscal 2010 also included a gain on the extinguishment of convertible debt, net of issue cost write-off of approximately $0.8 million, as we repurchased $8.7 million of principal of our outstanding Convertible notes in fiscal 2010 as compared to a net gain of approximately $9.6 million when we repurchased $19.1 million of principal of our notes during fiscal 2009. Due to the adoption of new accounting guidance related to our Convertible notes, we recorded approximately $2.3 million of non-cash amortization expense on a year to date basis in fiscal 2010 as compared to approximately $2.9 million of non-cash amortization expense in prior fiscal year. The decrease is due to the impact of convertible note repurchases more than offsetting the accretion of the debt discount.

The effective tax rate for fiscal 2010 was 146.5%, compared to an effective tax rate of 1.1% for fiscal 2009. The effective tax rate for fiscal 2010 was significantly higher due to the relatively low pre-tax income and the higher proportional impact of permanent differences between book and taxable income and state income taxes, as well as the write-off of a tax credit. In addition, the fiscal 2010 tax rate included a decrease in tax expense of approximately $0.5 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations, offset by an increase in tax expense of approximately $0.5 million for the write-down of the deferred tax asset related to equity-based compensation that resulted in a shortfall of cumulative tax benefits. The effective tax rate for fiscal 2009 included: a reduction of the tax benefit of approximately $35.4 million related to the impairment of goodwill that is not amortizable for tax purposes; an increase in the tax benefit of approximately $0.2 million resulting from the true-up of the prior year’s tax accrual upon filing the actual tax returns related to research and development tax credits; an increase in the tax benefit of approximately $0.3 million from the recognition of unrecognized tax benefits due to the expiration of the statute of limitations; and a reduction of the tax benefit of approximately $0.7 million for the write-down of the deferred tax asset related to restricted stock grants that resulted in a shortfall of cumulative tax benefits. The Company calculated income tax expense (benefit) based upon an annual estimated effective tax rate that includes estimates and assumptions that may change. The differences between the annual estimated effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, and differences between the book and tax treatment of certain items.

Liquidity and Capital Resources

Cash and cash equivalents at July 2, 2011 were approximately $5.5 million, compared to approximately $7.8 million at July 3, 2010.

We had no borrowings outstanding under the existing credit facility and approximately $29.7 million principal outstanding under the Convertible notes at July 2, 2011. The Notes mature on October 15, 2026 unless earlier redeemed, repurchased or converted. Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes on October 15, 2011, at a repurchase price equal to 100% of the principal plus accrued and unpaid interest, if any.

On August 8, 2011, we entered into a new agreement, (the “Credit Agreement”) with our lending partners, RBS Citizens, N.A. (“RBS”) and Manufacturers & Traders Bank (“M&T”) for a new $75.0 million revolving line of credit which matures August 8, 2016. The Credit Agreement replaces the Amended Credit Agreement and its subsequent modifications. We believe the Credit Agreement will provide long-term liquidity and position us to augment our internal cash generation capabilities by offering better terms and greater financial flexibility. (See Note 22 to the Consolidated Financial Statements – Subsequent Events for additional information).

On November 9, 2010, we completed an underwritten public offering of 2,600,000 shares of our common stock, par value $0.01 per share. The offering price to the public was $8.25 per share, and the underwriters purchased shares from us at a price of $7.7385 per share. The underwriters also exercised their option to purchase 390,000 additional shares. The net proceeds from the sale of 2,990,000 shares of common stock were approximately $22.7 million, after deducting the underwriters’ discount and direct offering expenses. We used $15.5 million of proceeds from this offering to repay indebtedness outstanding under our revolving credit facility and repurchase a portion of our Notes.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations, availability under our revolving credit line and our universal shelf registration filed on August 15, 2011 will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future, as well as repurchase or retire our Notes. Although we do not have any specific plans to raise capital, the universal shelf registration statement allows us to raise up to $50.0 million. We believe we have a wide range of financing options and flexibility.

Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates. (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases and Note 22 to the Consolidated Financial Statements — Subsequent Events for additional information).

Operating Activities

Net cash provided by operating activities was approximately $5.8 million for the year ended July 2, 2011 compared to approximately $12.1 million for the year ended July 3, 2010. The net cash provided by operating activities in fiscal 2011 was attributable to net income of approximately $3.1 million, share-based compensation expense of approximately $15.9 million, non-cash depreciation and amortization of approximately $5.7 million, amortization of debt discount and issuance costs of approximately $2.5 million and net loss on extinguishment of convertible debt of approximately $0.5 million. The aforementioned amounts were partially offset by working capital and other requirements of approximately $21.3 million, gross profit on non-cash sale of approximately $0.3 million and deferred income taxes of approximately $0.2 million. The approximate $6.4 million decrease in net cash provided from operating activities from the prior year is primarily due to an increase in working capital and other requirements of approximately $20.8 million, partially offset by an increase in net income and share-based compensation of approximately $3.4 million and approximately $11.5 million, respectively.

Investing Activities

Net cash used in investing activities was approximately $6.2 million in fiscal 2011 compared to approximately $1.8 million in fiscal 2010. Net cash used in both fiscal years relates to the purchase of property, plant and equipment. As a result of our improving financial condition, we have increased discretionary capital spending which had been significantly impacted by our cost reduction program initiated in fiscal 2009. Although the covenants under the Credit Agreement limit the amount of our capital expenditures on an annual basis, we believe that we have sufficient capacity under those covenants to fund planned expenditures.

Financing Activities

Net cash used in financing activities was approximately $2.5 million in fiscal 2011 compared to net cash used in financing activities of approximately $8.7 million in fiscal 2010. Net cash used in financing activities in fiscal 2011 was primarily due to the repayment of borrowings under the revolving credit line of $26.5 million, repurchase of Convertible notes of approximately $10.2 million, payment of debt issuance costs of approximately $0.7 million in connection with the Amended Credit Agreement and payment of capital lease obligations of approximately $0.3 million. Net cash used in financing activities was partially offset by proceeds from our stock issuance, net of underwriters’ discount of approximately $22.7 million, borrowings under our credit line of approximately $9.5 million and proceeds from employee stock purchase and option plans of approximately $2.9 million. Net cash used in financing activities in fiscal 2010 was primarily due to repurchase of Convertible notes of approximately $8.6 million.

Debt

Credit Facility

As of July 2, 2011, the terms of the Amended Credit Agreement provided us with a $50.0 million revolving credit facility, which included a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance of our obligations under the Amended Credit Agreement was secured by all of the domestic assets of LeCroy Corporation and its domestic subsidiaries, and was guaranteed by our domestic subsidiaries.

We were required to comply with certain financial covenants, measured quarterly, including, as defined: a total leverage ratio, a senior leverage ratio, a minimum consolidated EBITDA, a minimum fixed charge ratio, a maximum capital expenditure, a maximum debt outstanding and a minimum liquidity. During fiscal 2011, the second modification to the Amended Credit Agreement eliminated financial covenants pertaining to senior leverage ratio, maximum debt outstanding and a minimum liquidity. As of July 2, 2011, we were in compliance with financial covenants under the Amended Credit Agreement.

On August 8, 2011, we entered into an agreement, the Credit Agreement, with our lending partners, RBS and M&T for a revolving credit facility of $75.0 million through August 8, 2016. (See Note 12 to the Consolidated Financial Statements — Debt and Capital Leases and Note 22 to the Consolidated Financial Statements — Subsequent Events for additional information on the Credit Agreement).

Convertible Debt

On October 12, 2006, we sold and issued $72.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15, beginning April 15, 2007. The Notes are direct, unsecured, senior subordinated obligations and rank: (i) subordinate in right of payment to all of our existing and future secured indebtedness; (ii) equal in right of payment with all of our existing and future senior unsecured indebtedness, and (iii) senior in right of payment to all of our existing and future subordinated indebtedness. In connection with the issuance and sale of the Notes, we entered into an indenture dated as of October 12, 2006, with U.S. Bank National Association as trustee. The terms of the Notes are governed by the indenture.

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

In fiscal 2011 and 2010, we repurchased approximately $10.0 million and $8.7 million of principal, respectively, of the outstanding Convertible notes.

Foreign Credit Facilities

Our Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs, or approximately $1.2 million as of July 2, 2011. As of July 2, 2011, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

Share Purchase Plan

On May 25, 2006, our Board of Directors approved the adoption of a share repurchase plan authorizing the purchase of up to 2.0 million shares, not to exceed $25.0 million, of our common stock for treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases depends upon several factors, which include market conditions, the market price of our common stock, the effect of the share dilution on earnings, available cash and any other potential risks we might encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company. In fiscal 2010, we retired the remaining balance of treasury stock related to prior period repurchases. Under the terms of the Credit Agreement, the Company is limited to an aggregate dollar value of $5.0 million in share repurchases during any fiscal year, subject to compliance with financial covenants.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements. We do not enter into off-balance sheet transactions specifically structured to provide income or tax benefits or to avoid recognizing or disclosing assets or liabilities.

Our 4.00% notes payable are convertible into shares of our common stock at a conversion price of $14.55 per share and therefore pose a potential for significant dilution. The maximum potential dilutive effect of conversion of the 4.00% notes is approximately 2.0 million shares.

In addition, stock options to purchase approximately 2.2 million shares of our common stock at a weighted average exercise price of $7.22 per share and less than 0.1 million restricted stock units were outstanding at July 2, 2011 that represent additional potential dilution.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and convertible note obligations, as set forth in the table below (in thousands):

	Payments due by period as of July 2, 2011
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$100	$100	$—	$—	$—
Supplier agreements	1,237	977	260	—	—
Operating lease obligations	7,692	2,613	4,219	860	—
Vendor supplied capital lease agreement	648	288	360	—	—
Convertible notes principal amount(1)	29,650	29,650	—	—	—
Convertible notes, contractual interest(1)	593	593	—	—	—

Total(2)(3)	$39,920	$34,221	$4,839	$860	$—

(1)	The Convertible notes mature on October 15, 2026. Holders of the Convertible notes have the right to require the Company to purchase all or a portion of the Convertible notes on October 15, 2011, which is reflected above. The Convertible notes bear interest at a rate of 4.00% per annum, payable in cash semi-annually in arrears on each April 15 and October 15. The contractual interest assumes the Convertible notes principal amount remains unchanged.

(2)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves. Additionally, as of July 2, 2011, there were no amounts outstanding under our revolving line of credit facility.

(3)	The Contractual Obligations and Other Commitments table does not include our estimate of future benefit payments under our Swiss defined benefit plan at July 2, 2011, which are expected to be approximately $0.1 million for each fiscal year from 2012 through 2021 (See Note 16 to the Consolidated Financial Statements — Employee Benefit Plans).

Recent Accounting Pronouncements

There have been no accounting pronouncements recently issued that are expected to materially affect the Company’s consolidated financial position, results of operations or cash flows. (See Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies).

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. Generally Accepted Accounting Principles (in thousands):

	Year Ended
	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Net income (loss)	$3,117	$(257)	$(108,417)
Interest expense, net	2,325	3,080	3,353
Amortization of debt discount on convertible notes	1,946	2,287	2,872
Income tax provision (benefit)	972	810	(1,165)
Depreciation and amortization	5,685	5,250	6,234

EBITDA	14,045	11,170	(97,123)
Share-based compensation	15,895	4,371	2,783
Charge for inventory write-down	—	—	5,800
Incremental cost of sales related to fair-value adjustment to inventory	—	—	24
Business realignment	148	414	5,086
Goodwill impairment	—	—	105,771
Loss (gain) on foreign exchange, net	823	451	(272)
Loss (gain) on extinguishment of convertible notes, net of issue costs	532	(761)	(9,627)
Other (income) expense	(8)	(8)	12

Adjusted EBITDA	$31,435	$15,637	$12,454

EBITDA and Adjusted EBITDA are not defined under generally accepted accounting principles as applied in the United States. We define EBITDA as net income (loss) before interest (including the amortization of the debt discount on convertible notes), income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for share-based compensation, charge for write-down of inventory, incremental cost of sales related to fair-value adjustment to inventory, business realignment, goodwill impairment charges, foreign exchange losses and gains, loss and gains on extinguishment of convertible notes and other, net. Under our Amended Credit Agreement effective as of July 2, 2011, we were required to comply with certain financial covenants, including a minimum consolidated EBITDA as such term is defined in that agreement which may differ from the calculation presented above.

We use EBITDA and Adjusted EBITDA as tools to evaluate our operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to management, investors and prospective investors by excluding certain charges and other amounts that relate to capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rate, net operating losses and uncertain tax positions or valuation allowance), the age and book depreciation of property and equipment (affecting depreciation expense), and share-based compensation among others listed above. EBITDA and Adjusted EBITDA are included in this presentation to provide management, our investors and prospective investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our operations and to provide a consistent basis for comparison between periods. We believe EBITDA and Adjusted EBITDA when viewed with both our U.S. GAAP results and the reconciliation to net income (loss) provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, income taxes, depreciation and amortization, share-based compensation, business realignment, charges for inventory write-down and fair-value adjustments, impairment, foreign exchange gains and losses, and gains or losses on convertible debt extinguishment, are significant components in understanding our financial performance. EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies or terms defined in our Amended Credit Agreement.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income (loss) as determined by U.S. GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligations to service our debt, fund our working capital, pay for the exercise of stock appreciation rights, make capital expenditures and make acquisitions or pay our income taxes; nor are they measures of our profitability because they do not include costs and expenses identified above.

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

During fiscal 2011, 2010, and 2009, foreign currency exchange gains and losses on both forward contracts and on transactions denominated in other than the subsidiaries’ functional currencies was a net loss of approximately $0.8 million, a net loss of approximately $0.5 million and a net gain of approximately $0.3 million, respectively. These net gains and losses are included in Other, net in the Consolidated Statements of Operations. At July 2, 2011 and July 3, 2011, the notional amounts of the Company’s open foreign exchange forward contracts, all with maturities of less than six months, were approximately $16.4 million and $19.5 million, respectively, with a net unrealized gain of less than $0.1 million and net unrealized loss of approximately $0.1 million, respectively.

We performed a sensitivity analysis at July 2, 2011, assuming a hypothetical 10% adverse change in foreign currency exchange rates on our open foreign exchange forward contracts and our assets and liabilities denominated in other than their functional currencies. A 10.0% adverse change in foreign currency exchange rates would have no material impact on our consolidated results of operations, financial position and cash flows from operations.

On October 15, 2006, we completed the sale of $72.0 million of 4.00% convertible senior notes (the “Notes”) due October 15, 2026. The Notes pay interest semiannually through maturity and will be convertible at an initial conversion rate of 68.7285 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $14.55 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion of the Notes, holders will receive cash up to the principal amount of each note, and any excess conversion value will be delivered in cash or shares of our common stock, at our option. During fiscal 2011 and 2010, we repurchased approximately $10.0 million and $8.7 million of principal, respectively, of the outstanding Convertible notes, resulting in a balance of approximately $29.7 million and $39.7 million at July 2, 2011 and July 3, 2010 respectively. As of July 2, 2011 and July 3, 2010, the market value of the Convertible notes was approximately $31.4 million and $37.5 million, respectively.

We are exposed to adverse changes in interest rates primarily due to our investment in cash and cash equivalents, and to the extent to which we borrow against our $75.0 million credit facility. The Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable rates. Borrowings under the current credit facility will bear interest at variable rates equal to, at the Company’s election, (a) a rate based on LIBOR or (b) Base Rate, as defined, plus a margin based on the total leverage ratio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LeCROY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited the accompanying consolidated balance sheets of LeCroy Corporation and subsidiaries as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week period ended July 2, 2011, the 53 week period ended July 3, 2010 and the 52 week period ended June 27, 2009. In connection with our audits of the consolidated financial statements, we also have audited the valuation and qualifying accounts financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeCroy Corporation and subsidiaries as of July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for the 52 week period ended July 2, 2011, the 53 week period ended July 3, 2010 and the 52 week period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeCroy Corporation’s internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 2, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

September 2, 2011

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	July 2, 2011	July 3, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$5,488	$7,822
Accounts receivable, net of reserves of $487 and $499, respectively	31,562	26,840
Inventories, net	48,248	30,308
Other current assets	13,329	9,654

Total current assets	98,627	74,624
Property, plant and equipment, net	26,334	20,806
Intangible assets, net	499	409
Other non-current assets	4,733	6,815

Total assets	$130,193	$102,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,896	$13,649
Accrued expenses and other current liabilities	24,728	12,327
Convertible notes, net of unamortized discount of $553	29,097	—

Total current liabilities	71,721	25,976
Long-term bank debt	—	17,000
Convertible notes, net of unamortized discount of $3,044	—	36,606
Deferred revenue and other non-current liabilities	3,968	3,296

Total liabilities	75,689	82,878
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of July 2, 2011 and July 3, 2010)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 16,443,542 shares issued and outstanding at July 2, 2011 and 12,764,413 shares issued and outstanding at July 3, 2010)	164	128
Additional paid-in capital	153,171	125,392
Accumulated other comprehensive income	5,788	1,992
Accumulated deficit	(104,619)	(107,736)

Total stockholders’ equity	54,504	19,776

Total liabilities and stockholders’ equity	$130,193	$102,654

*Certain July 3, 2010 amounts have been revised. See Note 1 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Revenues:
Test and measurement products	$166,108	$119,633	$125,456
Service and other	11,992	9,703	8,511

Total revenues	178,100	129,336	133,967
Cost of revenues	69,209	53,477	63,598

Gross profit	108,891	75,859	70,369

Operating expenses:
Selling, general and administrative	62,395	42,265	46,991
Research and development	36,789	27,992	30,851
Impairment of goodwill	—	—	105,771

Total operating expenses	99,184	70,257	183,613

Operating income (loss)	9,707	5,602	(113,244)

Other (expense) income:
(Loss) gain on extinguishment of convertible debt, net of issue cost write-off	(532)	761	9,627
Interest income	55	32	90
Interest expense	(2,380)	(3,112)	(3,443)
Amortization of debt discount on convertible notes	(1,946)	(2,287)	(2,872)
Other, net	(815)	(443)	260

Other (expense) income, net	(5,618)	(5,049)	3,662

Income (loss) before income taxes	4,089	553	(109,582)
Provision (benefit) for income taxes	972	810	(1,165)

Net income (loss)	$3,117	$(257)	$(108,417)

Net income (loss) per common share:
Basic	$0.21	$(0.02)	$(9.03)
Diluted	$0.20	$(0.02)	$(9.03)

Weighted average number of common shares:
Basic	14,909	12,425	12,003
Diluted	15,538	12,425	12,003

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total Equity
	Number of Shares	Par Value
Balance at June 28, 2008	12,657	$127	$124,298	$3,451	$938	$(2,413)	$126,401
Comprehensive loss:
Net loss	—	—	—	—	(108,417)	—	(108,417)
Foreign currency translation(a)	—	—	—	(1,589)	—	—	(1,589)

Total comprehensive loss							(110,006)

Exercise of stock options and employee stock purchases	204	2	681	—	—	—	683
Issuance of restricted stock	65	—	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(25)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,681	—	—	—	2,681
Purchase of treasury shares	—	—	—	—	—	(685)	(685)
Reacquisition of conversion option, net of tax(b)	—	—	(1,756)	—	—	—	(1,756)

Balance at June 27, 2009	12,901	$129	$125,904	$1,862	$(107,479)	$(3,098)	$17,318
Comprehensive loss:
Net loss	—	—	—	—	(257)	—	(257)
Foreign currency translation(a)	—	—	—	161	—	—	161
Defined benefit pension plan, net of taxes(c) (Note 16)	—	—	—	(31)	—	—	(31)

Total comprehensive loss							(127)

Exercise of stock options and employee stock purchases	228	3	615	—	—	—	618
Issuance of restricted stock	42	—	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(4)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,323	—	—	—	2,323
Retirement of treasury shares	(403)	(4)	(3,094)	—	—	3,098	—
Reacquisition of conversion option, net of tax(b)	—	—	(356)	—	—	—	(356)

Balance at July 3, 2010	12,764	$128	$125,392	$1,992	$(107,736)	$—	$19,776
Comprehensive income:
Net income	—	—	—	—	3,117	—	3,117
Foreign currency translation(a)	—	—	—	3,923	—	—	3,923
Defined benefit pension plan, net of taxes(c) (Note 16)	—	—	—	(127)	—	—	(127)

Total comprehensive income							6,913

Exercise of stock options and employee stock purchases	646	6	2,913	—	—	—	2,919
Issuance of restricted stock	46	—	—	—	—	—	—
Forfeitures of restricted stock for terminated employees	(2)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,071	—	—	—	2,071
Reacquisition of conversion option, net of tax(b)	—	—	126	—	—	—	126
Proceeds from stock issuance, net of underwriters’ discount and other issue costs (Note 15)	2,990	30	22,669	—	—	—	22,699

Balance at July 2, 2011	16,444	$164	$153,171	$5,788	$(104,619)	$—	$54,504

(a)	The Company has not provided deferred taxes related to the currency translation adjustments because its intention is to repatriate a portion of the earnings of foreign subsidiaries in a manner that will not affect cumulative translation adjustments and to reinvest remaining earnings indefinitely.

(b)	Net of tax of approximately ($390), $193 and $966 in fiscal 2011, 2010, and 2009, respectively.

(c)	Net of tax of approximately $41 and $10 in fiscal 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,117	$(257)	$(108,417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill	—	—	105,771
Depreciation and amortization	5,685	5,250	6,234
Share-based compensation	15,895	4,371	2,783
Amortization of debt issuance costs	527	484	533
Amortization of debt discount on convertible notes	1,946	2,287	2,872
Deferred income taxes	(210)	1,223	(432)
Loss (gain) on extinguishment of convertible debt, net of issue cost write-off	532	(761)	(9,627)
(Gain) loss on disposal of property, plant and equipment, net	(73)	10	60
Gross profit on non-cash sale	(324)	—	—
Change in operating assets and liabilities:
Accounts receivable	(866)	(1,450)	7,229
Inventories	(21,463)	2,341	(3,960)
Other current and non-current assets	(814)	553	(402)
Accounts payable, accrued expenses and other liabilities	1,805	(1,936)	(10,380)

Net cash provided by (used in) operating activities	5,757	12,115	(7,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,215)	(1,817)	(4,434)

Net cash used in investing activities	(6,215)	(1,817)	(4,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	9,500	8,500	20,500
Repayment of borrowings under credit line	(26,500)	(9,000)	(3,000)
Repurchase of convertible notes	(10,175)	(8,603)	(8,378)
Payment of debt issuance costs	(710)	—	—
Purchase of treasury shares	—	—	(685)
Payments made on capital leases	(253)	(253)	(234)
Proceeds from stock issuance, net of underwriters’ discount and other issue costs	22,699	—	—
Proceeds from employee stock purchase and option plans	2,919	618	683

Net cash (used in) provided by financing activities	(2,520)	(8,738)	8,886

Effect of exchange rate changes on cash and cash equivalents	644	(151)	(527)

Net (decrease) increase in cash and cash equivalents	(2,334)	1,409	(3,811)
Cash and cash equivalents, beginning of year	7,822	6,413	10,224

Cash and cash equivalents, end of year	$5,488	$7,822	$6,413

Supplemental Cash Flow Disclosure
Cash paid, net of refunds, during the year for:
Interest	$1,847	$2,579	$2,645
Income taxes, net	462	(93)	371
Non-cash transactions:
Property, plant and equipment acquired under capital lease	794	—	—
Transfer of inventory into property, plant and equipment	3,665	2,389	1,773
Receipt of property, plant and equipment in exchange for test and measurement product	368	—	—
Repurchase of convertible notes, unpaid at year-end	—	—	1,175

The accompanying notes are an integral part of these consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Organization

LeCroy Corporation (the “Company” or “LeCroy”), was founded and incorporated in the State of New York in 1964 and reincorporated in the State of Delaware in 1995. The Company is a leading, worldwide provider of oscilloscopes and protocol analyzers as well as a provider of related test and measurement equipment and currently operates as one business segment in the Test and Measurement industry.

The Company develops, manufactures, sells and licenses high-performance oscilloscopes and communication protocol analyzers LeCroy’s oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, to validate electronic designs and to improve time to market. The Company currently offers seven families of real-time oscilloscopes, which address different solutions: LabMaster 9 Zi, a newly introduced highest performance oscilloscope family; WaveMaster, a high-performance product family; WavePro, which is targeted at the mid- to high-performance sector; WaveRunner, designed for the mid-performance sector; WaveSurfer, designed for users in the low bandwidth sector of the market; WaveJet, designed for value-oriented users in the low bandwidth sector of the market; and WaveAce, entry-level oscilloscope products. In addition to real-time oscilloscopes, the WaveExpert family consists of sampling oscilloscopes and modules. The Company’s protocol analyzers are tools used by designers and engineers to generate and monitor traffic over high speed serial data interfaces, including Fibre Channel, PCI Express, Serial ATA, Serial Attached SCSI (SAS), USB, DDR, SDRAM and others.

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

Basis of Presentation and Use of Estimates

The Consolidated Financial Statements include the accounts of LeCroy Corporation and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior-years’ amounts to conform to the current presentation.

On June 28, 2009, the Company retrospectively adopted the new accounting guidance related to convertible debt instruments that may be settled in cash upon conversion (including partial settlement). Additionally, on July 4, 2010, the Company prospectively applied the new accounting guidance related to revenue recognition in multiple element arrangements and the scope of what constitutes a non-software deliverable.

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

The Company’s fiscal years end on the Saturday closest to June 30, resulting in an additional week of results every five or six years. The fiscal years ended July 2, 2011 and June 27, 2009 represented 52-week periods and the fiscal year ended July 3, 2010 represented a 53-week period.

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

Application solutions, which provide oscilloscopes with additional analysis capabilities, are either delivered via compact disc or are already loaded in the oscilloscopes and activated via a key code after the sale is made to the customer. No post-contract support is provided on the application solutions. Certain software is embedded in the Company’s oscilloscopes, but the embedded software components function together with the tangible products to deliver the products’ essential functionality.

In fiscal 2010 and 2009, the Company recognized revenue on the sales of its protocol analyzer products, in accordance with specific software revenue recognition guidance, upon shipment, provided there was persuasive evidence of an arrangement, the product had been delivered, the price was fixed or determinable and collection was probable. Software maintenance support revenue was deferred based on its vendor specific objective evidence of fair value (“VSOE”) and recognized ratably over the maintenance support periods. In limited circumstances where VSOE did not exist for software maintenance support, the Company recognized revenue and accrued costs, if applicable, as determined by the facts and circumstances of each transaction.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.

Beginning on July 4, 2010, the Company prospectively applied the new revenue recognition guidance. Under the new guidance, the Company’s protocol analyzer products are considered hardware, as the tangible products contain software components and non-software components that function together to deliver the products’ essential functionality. These products are excluded from the scope of software revenue recognition guidance and are subject to other relevant revenue recognition guidance, including the recognition criteria described above. Post-contract support (“PCS”) is provided on certain protocol analyzers. Under the new guidance, when VSOE or third party evidence (“TPE”) for deliverables in an arrangement cannot be determined, a best estimate of the selling price (“ESP”) is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. Beginning in fiscal 2011, revenue recognition related to protocol analyzer sales for certain products includes an allocation for PCS, based on management’s estimate of relative selling price, as VSOE is no longer established by the sale of maintenance agreements. Deferred revenue for PCS prior to adopting the new guidance will continue to be recognized based on its initial deferral period, in accordance with the prospective adoption guidance.

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. In order to qualify as a sales-type or direct financing lease, the lease must meet one of the same criteria used for lessees to classify a lease as a capital lease, in addition to two criteria dealing with future uncertainties. Leases not meeting the criteria are considered operating leases and are accounted for like rental property. We classify the transactions as sales type, direct financing leases or operating leases based on (1) review for transfers of ownership of the property to the lessee by the end of the lease term, (2) review of the lease terms to determine if they contain an option to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date of the option, (3) review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (4) review of the present values of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Additionally, we consider the cancelability of the contract and any related uncertainty of collections or risk in recoverability of the lease investment at lease inception. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.9 million, $0.9 million and $0.7 million for the years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.

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

Effective in the first quarter of fiscal 2010, the Company entered into a research and development and distribution agreement with a third party. Both the Company and the third party are active participants in the development efforts and are exposed to risks and rewards dependent on the commercial success of the product development. LeCroy is solely responsible for providing the development efforts contemplated under the agreement and will retain all title and intellectual property rights for any product developed under the agreement. The Company will utilize its own personnel, facilities, equipment, computer software and information in order to meet the obligations under the agreement. The payments owed by the third party are nonrefundable and are not based on milestone deliverables and are not tied directly to any development spending made by the Company. The Company recognized $1.0 million in Service and other revenue related to this agreement in both fiscal 2011 and 2010. Revenue is being recognized ratably over the three year term of the agreement. Any research and development costs incurred in conjunction with this arrangement are recognized as incurred.

Share-Based Compensation

The Company recognizes the cost resulting from all share-based payment transactions in the financial statements at their fair values. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and stock appreciation rights. The fair value of stock options is estimated on the date of grant, while the fair value for cash settled stock appreciation rights is estimated on the date of grant and remeasured at each subsequent reporting period, since it is liability-classified. Determining the fair value of options and stock appreciation rights requires certain estimates by management including the expected volatility and expected term of the options and stock appreciation rights. Fluctuations in the market or other factors that affect these estimates could have a material impact on the resulting compensation cost.

Stock Options and Stock Appreciation Rights (“SARs”)

Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors exercises and employee termination patterns to estimate forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The Company analyzes its historical forfeiture rate, the remaining lives of unvested options and SARs and the amount of vested options and SARs as a percentage of total awards outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was originally recorded. The expected holding period of options and SARs represents the period of time that awards granted are expected to be outstanding. The risk-free interest rate is based on the interest rate of a U.S. Treasury note in effect on the date of grant (for options) or the remeasurement date (for SARs) for such period closest to the expected term of the awards.

Non-Vested Stock

The fair value of restricted stock grants (referred to as non-vested stock) is determined based on the closing price of the Company’s common stock on the date of grant. Related compensation expense is recognized ratably over the associated requisite service period, giving effect to estimated forfeitures. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was originally recorded.

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

Business Realignment

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

Shipping and Handling Costs

The Company classifies certain shipping and handling costs as Cost of revenues in the Consolidated Statement of Operations. The amounts classified as Cost of revenues represent shipping and handling costs associated with the distribution of finished product from their point of manufacturing directly to customers, distributors and wholly-owned international subsidiaries. Management believes that the classification of these shipping and handling costs as Cost of revenues better reflects the cost of producing and distributing its products and aligns external financial reporting with the results used internally to evaluate the Company’s operational performance. Shipping and handling costs associated with the transportation of demonstration units shipped to sales personnel and customers, as well as distribution costs associated with servicing the Company’s international customers through its foreign sales offices are recorded as Selling, general and administrative expenses (“SG&A), as they are considered direct selling expenses.

The shipping and handling costs within SG&A totaled approximately $1.4 million, $1.2 million and $1.3 million for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.

Advertising Costs

The costs of general advertising, promotion and marketing programs are charged to SG&A in the Consolidated Statements of Operations in the fiscal year incurred. The costs of direct advertising are deferred until such advertising first takes place, which generally coincides with product introduction. Advertising expense for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 was approximately $3.0 million, $2.0 million and $2.4 million, respectively.

Research and Development

The costs related to research, design and development of Test and measurement products are charged to Research and development expense (“R&D”) as incurred. The Company evaluates the requirement to capitalize certain software development costs for protocol analyzers. The costs incurred to develop or significantly enhance computer software products are charged to R&D expense as incurred until technological feasibility has been established. The nature of the Company’s development for protocol analyzers is generally such that the Company can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration which results in very little or no costs that qualify for capitalization. As such, the Company has not capitalized any software development costs for the years ended July 2, 2011, July 3, 2010 and June 27, 2009. Occasionally, the Company may make nonrefundable advance payments for future research and development activities. These advance payments are deferred and capitalized until the related goods and services are delivered.

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

Building and improvements	3-32 years
Furniture, machinery and equipment	2-10 years
Computer software and hardware	2-7 years

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with the exception of demonstration units in finished goods. Costs include material, labor and overhead charges. Demonstration units are accounted for as inventory since they are sold regularly in the ordinary course of business through the Company’s normal sales distribution channels and to its existing customer base. Demonstration units are stated at lower of cost (specific identification method) or market.

The Company reviews the valuation of inventory on a quarterly basis and provides an allowance for the value of estimated excess and obsolete inventory. The Company’s marketing department plays a key role in the inventory review process by providing updated sales forecasts, managing product rollovers and working with the manufacturing department to maximize recovery of excess inventory. Based upon management’s forecast, inventory items no longer expected to be used or saleable in the future are considered obsolete and the difference between an inventory’s quantity and its forecasted usage or sale are classified as excess. If actual market conditions are less favorable than those projected by management, additional inventory allowances for excess or obsolete inventory may be required.

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

Accounting for Convertible Notes

The Company is required to separately account for the liability and equity components of the convertible notes in a manner that reflects LeCroy’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon repurchase, the fair value of the liability component immediately prior to extinguishment is measured first and the difference between the fair value of the aggregate consideration paid and the fair value of the liability component is attributed to the reacquisition of the equity component.

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

Impairment of Goodwill

In the second quarter of fiscal 2009, as a result of the deteriorating economic environment and sustained decline in the Company’s stock price, which affected the Company’s market capitalization used to estimate the fair value of the Company’s single reporting unit, the Company performed the first step of its goodwill impairment test and determined that its carrying value exceeded its fair value, indicating that goodwill was impaired. The Company performed the second step of the goodwill impairment test which calculated the implied fair value of the goodwill by allocating the fair value of the Company determined in the first step to all assets and liabilities other than goodwill, including both recognized and unrecognized intangible assets, and compared it to the carrying amount of goodwill in order to determine the amount of the goodwill impairment. As a result, in fiscal 2009, the Company recorded approximately $105.8 million of goodwill impairment, reducing the carrying value of goodwill to zero.

Concentration of Credit Risk

The Company’s products are sold into a broad range of end markets and sales occur in all regions of the United States and a number of foreign countries. No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. There is no significant concentration of the Company’s accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration. The Company performs on-going credit evaluations of its customers. Credit risk may sometimes be partially mitigated through collateral such as letters of credit, bank guarantees or payment terms such as cash in advance. The Company maintains allowances for potential credit losses. Credit losses have been minimal in fiscal 2011, 2010 and 2009.

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

A tax benefit from an uncertain tax position that the Company has taken or expects to take on a tax return may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. Interest and penalties related to income taxes is included in the provision (benefit) for income taxes line of the Consolidated Statement of Operations.

Foreign Exchange

The Company’s foreign subsidiaries generally use their local currency as the functional currency and translate all assets and liabilities at fiscal year-end spot exchange rates and all income and expenses at average fiscal year exchange rates with translation adjustments recorded in Accumulated other comprehensive income, a separate component of Stockholders’ equity in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other, net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses, related to short-term intercompany loans, are recorded in the Consolidated Statements of Operations as incurred. The foreign currency transaction gains and losses are recorded in Accumulated other comprehensive income, a component of Stockholders’ equity, for intercompany loans that are considered long-term in nature.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities in the Consolidated Balance Sheets equal or approximate their fair value due to their short term to maturity. Borrowings under the revolving line of credit have variable interest rates with a margin and their carrying amounts are considered by management to be a reasonable estimate of their fair value.

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

The Company manages its foreign exchange exposure by entering into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to reduce exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair values of these contracts are recorded in Other, net in the Consolidated Statements of Operations and are inversely correlated to changes in the value of certain of the Company’s foreign currency denominated assets and liabilities. The Company does not use derivative financial instruments for trading or other speculative purposes.

New Accounting Pronouncements

Recent pronouncements not yet adopted

In June 2011, the Financial Accounting Standards Board, (the “FASB”), issued guidance to amend the presentation of comprehensive income. It allows an entity the option to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Stockholders’ Equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. Management believes its adoption will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as this guidance impacts disclosure requirements only.

In May 2011, the FASB issued updated guidance which results in more conformity of fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The guidance includes amendments that clarify the intent around the application of existing fair value measurements and disclosures and also changes certain principles or requirements for measurement and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the effect that adoption will have on the Company’s consolidated financial position, results of operations and cash flows and believes its adoption will not have a material impact on the Consolidated Financial Statements.

Recent pronouncements adopted

In October 2009, the FASB issued amendments to the accounting guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.

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

The FASB amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of software revenue recognition guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” These changes allow software-enabled products to be scoped out of specific software revenue recognition models. Software-enabled products will be subject to other revenue guidance and disclosure requirements, such as the guidance surrounding revenue arrangements with multiple deliverables, as discussed above.

The Company prospectively applied the new revenue recognition guidance in the first quarter of fiscal 2011. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or related disclosures.

2. Business Realignment and Restructuring Initiatives

The table below summarizes the charges for business realignments, restructuring initiatives and related asset impairments for the fiscal years ended 2011, 2010 and 2009.

(in thousands):

	Years Ended
	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Charges for:
Severance and related costs	$—	$—	$695

Cost of revenues total	$—	$—	$695

Charges for:
Severance and related costs	$—	$—	$1,563

Research and development total	$—	$—	$1,563

Charges for:
Severance and related costs	$148	$414	$2,079
Facility closure/lease restructure	—	—	749

Selling, general and administrative total	$148	$414	$2,828

Fiscal 2011 Business Realignment

In the fourth quarter of fiscal 2011, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for two employees or less than 1.0% of the workforce compared to July 3, 2010. As of July 2, 2011, approximately $0.1 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

Fiscal 2010 Business Realignment

In the fourth quarter of fiscal 2010, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, resulting from headcount reductions of four employees or approximately 1% of the workforce as compared to June 27, 2009. As of July 2, 2011, approximately $0.1 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

In the third quarter of fiscal 2010, as a result of administrative changes, the Company recorded severance of approximately $0.2 million, which was expensed to SG&A, resulting from a headcount reduction. As of July 2, 2011, approximately $0.2 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

In the second quarter of fiscal 2010, as a result of continued efforts to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reduction of three employees or approximately 0.8% of the workforce as compared to June 27, 2009. No liability remained at July 3, 2010.

In the first quarter of fiscal 2010, as a result of a further effort to streamline expenses internationally, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A. This resulted from headcount reductions of four employees or approximately 1.0% of the workforce as compared to June 27, 2009. No liability remained at July 3, 2010.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014. As of July 2, 2011, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.3 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the fourth quarter of fiscal 2009, in an effort to further streamline expenses in response to the economic environment, the Company recorded severance of approximately $0.2 million, of which less than $0.1 million was expensed to Cost of revenues, approximately $0.1 million was expensed to SG&A and less than $0.1 million was expensed to Research and development. This resulted from headcount reductions of twelve employees or approximately 2.6% of the workforce as compared to June 28, 2008. No liability remained at July 3, 2010.

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of July 2, 2011, approximately $2.5 million has been paid in cash, and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining severance is estimated to be paid by the end of the third quarter of fiscal 2012.

In the second quarter of fiscal 2009, in an effort to streamline expenses in anticipation of further deterioration in the economic environment, the Company recorded severance of approximately $1.5 million, of which approximately $0.1 million was expensed to Cost of revenues, approximately $0.8 million was expensed to SG&A and approximately $0.6 million was expensed to Research and development. This resulted from headcount reductions of ten employees or 2.2% of the workforce as compared to June 28, 2008. No liability remained at July 3, 2010.

3. Accounts Receivable, net

As of July 2, 2011 and July 3, 2010, the Company had an agreement with one of its customers, who is also a vendor, that provided the Company with the legal right to offset outstanding accounts receivable balances against outstanding accounts payable balances. At July 2, 2011 and July 3, 2010, the Company did not offset the balances, as the amounts were immaterial.

The allowance for doubtful accounts and sales returns was approximately $0.5 million at July 2, 2011 and July 3, 2010.

4. Inventories, net

Inventories, net consist of the following (in thousands):

	July 2, 2011	July 3, 2010
Raw materials	$13,566	$9,305
Work in process	11,150	6,416
Finished goods	23,532	14,587

Total	$48,248	$30,308

The value of demonstration units included in finished goods was $17.4 million and $10.7 million at July 2, 2011 and July 3, 2010, respectively. The allowance for excess and obsolete inventory, included above, amounted to approximately $2.3 million and $3.3 million at July 2, 2011 and July 3, 2010, respectively.

In fiscal 2009, the Company recorded a total of approximately $5.8 million of inventory reserves and write-downs as a result of its realignment initiatives and changes in the Company’s product strategy. These charges were expensed to Cost of revenues in the Consolidated Statement of Operations.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	July 2, 2011	July 3, 2010*
Deferred tax assets, net	$7,926	$5,074
Prepaid taxes	110	375
Prepaid deposits	653	656
Other receivables	1,462	1,150
Value-added tax receivables	1,043	490
Other	2,135	1,909

Total	$13,329	$9,654

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	July 2, 2011	July 3, 2010
Land, building and improvements	$17,770	$17,375
Furniture, machinery and equipment	53,984	45,516
Computer software and hardware	23,715	21,447

	95,469	84,338
Less: Accumulated depreciation	(69,135)	(63,532)

Total	$26,334	$20,806

Depreciation expense for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 was approximately $5.5 million, $5.2 million and $5.8 million, respectively.

Amortization of assets under capital leases is included in depreciation expense above. The net carrying value of assets under capital leases is approximately $0.6 million and $0.1 million at July 2, 2011 and July 3, 2010, respectively.

7. Intangible Assets, net

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	July 2, 2011	July 3, 2010
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,296
Accumulated amortization		(8,296)	(8,188)

Net carrying amount		$250	$108

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,343)	(1,291)

Net carrying amount		$249	$301

Total net carrying amount	3.4 years	499	409

Amortization expense for intangible assets with finite lives was approximately $0.2 million, $0.1 million and $0.5 million for fiscal 2011, 2010 and 2009, respectively. The cost of an amortizable intangible asset is amortized on a straight-line basis over the estimated economic life of the asset. Management estimates intangible assets amortization expense on a straight-line basis to be approximately $0.2 million for fiscal 2012 and approximately $0.1 million each year for fiscal 2013 through 2016.

8. Other Non-Current Assets

Other Non-Current Assets consist of the following (in thousands):

	July 2, 2011	July 3, 2010*
Other Non-Current Assets:
Deferred tax assets, net	$3,615	$5,676
Deferred financing costs on convertible notes	—	402
Deferred financing costs on credit agreements	405	18
Other	713	719

Total	$4,733	$6,815

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 2, 2011	July 3, 2010
Compensation and benefits, including severance(a)	$6,700	$4,638
SARs liability	11,480	2,705
Warranty	1,068	867
Deferred revenue, current portion(b)	1,432	1,207
Accrued interest on debt	265	380
Retained liabilities from discontinued operations	160	160
Capital leases, current portion(c)	261	66
Professional fees	399	355
Income tax payable	363	—
Deferred tax liabilities	298	241
Value-added tax liabilities	1,049	691
Other current liabilities	1,253	1,017

Total	$24,728	$12,327

(a)	Includes approximately $0.9 million of SARs payments due for exercises made in the fourth quarter which was paid subsequent to July 2, 2011.

(b)	The long-term portion of Deferred revenues is approximately $0.9 million and $0.7 million for the periods ended July 2, 2011 and July 3, 2010, respectively, and is classified within Deferred revenues and other non-current liabilities of the Consolidated Balance Sheet.

(c)	The long-term portion of Capital leases is approximately $0.3 million at July 2, 2011 and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet. There was no long-term portion of Capital leases at July 3, 2010.

10. Warranties and Guarantees

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	July 2, 2011	July 3, 2010	June 27, 2009
Balance at beginning of year	$867	$905	$1,313
Accruals for warranties issued during the year	1,260	732	538
Warranty costs incurred during the year	(1,059)	(770)	(754)
Change in accrual estimate	—	—	(192)

Balance at end of year	$1,068	$867	$905

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

11. Income Taxes

The income tax (provision) benefit consists of the following (in thousands):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Current:
U.S. federal	$(4)	$880	$1,277
U.S. state and local	(415)	(303)	(230)
Foreign	(763)	(163)	(314)

Subtotal current	(1,182)	414	733
Deferred:
U.S. federal	47	(1,416)	569
U.S. state and local	153	42	15
Foreign	10	150	(152)

Subtotal deferred	210	(1,223)	432

Total	$(972)	$(810)	$1,165

Income (loss) before taxes for U.S. domestic operations was approximately $2.3 million, $1.4 million and $(109.8) million for the years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively. Income (loss) before taxes for foreign operations was approximately $1.8 million, $(0.8) million and $0.2 million for the years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.

The reconciliations between the income tax (provision) benefit at the U.S. federal statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
(Provision) benefit at U.S. federal statutory rate	$(1,431)	$(194)	$38,354
Impairment of goodwill	—	—	(35,372)
Graduated U.S. federal rate reduction	23	14	(1,096)
State income taxes, net of federal benefit	(172)	(175)	(148)
Increase in valuation allowance	(564)	(46)	(205)
Non-deductible share-based compensation	(147)	(554)	(816)
Tax credits	1,367	25	499
Difference between U.S. and foreign rates	269	(13)	69
Unrecognized tax (provision) benefit	(4)	355	(393)
Other, net	(313)	(222)	273

Income tax (provision) benefit	$(972)	$(810)	$1,165

Significant components of the Company’s net deferred tax assets as of July 2, 2011 and July 3, 2010 were as follows (in thousands):

	July 2, 2011	July 3, 2010
Deferred tax assets:
U.S. net operating loss carryforwards	$153	$719
Acquired U.S. net operating loss carryforwards	572	572
Foreign net operating loss carryforwards	621	496
Tax credit carryforwards	3,232	3,331
Inventory reserves	802	1,137
Deferred revenue	401	356
Share-based compensation	4,268	1,919
Accrued compensation/benefits	603	454
Deferred research expenses	5,186	6,494
Intangible assets	218	312
Other	1,296	962

Deferred tax assets before valuation allowance	17,352	16,752
Valuation allowance	(2,550)	(1,986)

Deferred tax assets after valuation allowance	14,802	14,766

Deferred tax liabilities:
Unrepatriated foreign earnings	(1,622)	(1,622)
Depreciation and amortization	(1,501)	(1,311)
Convertible debt interest	(197)	(1,093)
Other	(239)	(230)

Deferred tax liabilities	(3,559)	(4,256)

Net deferred tax assets	$11,243	$10,510

At July 2, 2011 and July 3, 2010, $7.9 million and $5.1 million, respectively, of the Company’s net deferred tax assets were included on the Consolidated Balance Sheets in Other current assets, $3.6 million and $5.7 million, respectively, were included in Other non–current assets, and $0.3 million and $0.2 million, respectively, of net deferred tax liabilities were included in Accrued expenses and other current liabilities.

A valuation allowance of approximately $2.6 million and $2.0 million existed as of July 2, 2011 and July 3, 2010, respectively, for certain tax credit carryforwards, capital loss carryforwards and foreign deferred tax assets due to the uncertainty surrounding the utilization of these deferred tax assets. During the years ended July 2, 2011 and July 3, 2010, the valuation allowance increased by approximately $0.6 million and less than $0.1 million, respectively. The increases were mainly due to increases in U.S. state tax credit carryforwards and foreign net operating loss carryforwards and uncertainty surrounding the utilization of such carryforwards. Management believes that it is more likely than not that the Company will realize the benefits of the Company’s net deductible temporary differences, net of the valuation allowance.

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

The factors that the Company considered in assessing the likelihood of realization of the deferred tax assets include: the Company’s past operating results; the nature and existence of cumulative losses in recent years, which were principally due to a non-recurring goodwill impairment charge in fiscal 2009, acquisition and business realignment charges and non-cash amortization of convertible debt; the forecast of future taxable income; the reversal of taxable temporary differences; excess of appreciated asset value over the basis of net assets; the duration of statutory carryforward periods of net operating losses and tax credits; the Company’s positive experience with U.S. net operating loss carryforwards not expiring unused; and available tax planning strategies that could be implemented to realize a portion of the deferred tax assets. As a result of the review of the quantitative and qualitative information, the Company concluded that sufficient positive evidence outweighs the negative evidence from prior year losses to determine that it is more likely than not the Company will realize its remaining deferred tax assets not already subject to a valuation allowance. Adjustments to the valuation allowance may be made in the future if it is determined that the realizable amount of net operating losses and other deferred tax assets is greater or less than the amount recorded. Such adjustments may be material to the Company’s financial position and results of operations.

At July 2, 2011, the Company’s net U.S. domestic deferred tax assets amounted to approximately $11.4 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.8 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. domestic deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

The Company based its forecast of future taxable income on actual taxable income achieved in fiscal 2011. Unexpected decreases in revenues below levels achieved in fiscal 2011, or an inability to sustain cost reductions achieved, or unanticipated future business realignment or other charges would adversely affect the forecast of future taxable income and may result in the need for an additional valuation allowance which could be material. At July 2, 2011, the Company requires approximately $33.6 million in cumulative future taxable income to be generated at various times in the future to realize the net U.S. domestic deferred tax assets. Based upon the Company’s forecast of future taxable income, the U.S. domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration. If required, the Company also has prudent and feasible tax planning strategies that have been and may be used to prevent net operating loss carryforwards and tax credit carryforwards from expiring unused and prolong their lives.

Historically, it has been the practice of the Company to reinvest unremitted earnings of foreign subsidiaries. In a previous fiscal year, however, the Company determined that it would repatriate approximately $7.0 million in future periods from its foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes in the amount of $1.6 million and provided for that amount in the Consolidated Balance Sheets. The cumulative amount of all other undistributed earnings of consolidated foreign subsidiaries, for which U.S. federal income tax has not been provided, was approximately $15.5 million and $10.6 million at July 2, 2011 and July 3, 2010, respectively. These earnings, which reflect full provision for non-U.S. income taxes, are anticipated to be reinvested permanently outside the United States. Determining the U.S. income tax liability that might result if these earnings were remitted is not practicable.

At July 2, 2011, the Company had the following tax attribute carryforwards (in millions):

	Tax Attribute	Begins to Expire
U.S. State net operating loss carryforwards (self-generated)	1.8	Fiscal 2015
U.S. State net operating loss carryforwards (acquired)	6.5	Fiscal 2013
Foreign net operating loss carryforwards (self-generated)	1.6	Fiscal 2014
U.S. State tax credit carryforwards (self-generated)	4.9	Fiscal 2017
U.S. State tax credit carryforwards (acquired)	1.1	Fiscal 2013
U.S. general business tax credit carryforwards (self-generated)	6.1	Fiscal 2019
U.S. general business tax credit carryforwards (acquired)	0.9	Fiscal 2018

The Company operates in multiple taxing jurisdictions, both within and outside the United States. At July 2, 2011 and July 3, 2010, the total amount of unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $11.5 million and $10.4 million, respectively, of which all would impact the effective tax rate if recognized. As of July 2, 2011, the Company has approximately $11.5 million of unrecognized tax benefits, of which, approximately $1.5 million are reflected as a non-current liability and approximately $10.0 million are reflected as a reduction of gross deferred tax assets.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. For federal and foreign income tax purposes, the fiscal 2008 through 2011 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2007 through 2011 tax years remain open for examination by the tax authorities.

The aggregate changes in the balance of unrecognized tax benefits for the years ended July 2, 2011 and July 3, 2010 were as follows (in thousands):

	July 2, 2011	July 3, 2010
Beginning balance	$10,447	$10,802
Additions for current year tax positions	734	144
Additions for prior year tax positions	429	—
Reduction of tax related to expiration of statute of limitations	(66)	(482)
Reduction of interest related to expiration of statute of limitations	(31)	(31)
Additional interest	12	14

Ending balance	$11,525	$10,447

In accordance with the Company’s accounting policy, interest expense and penalties related to income taxes are and have been included in the income tax expense line of the Company’s Consolidated Statement of Operations. The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. For the years ended July 2, 2011 and July 3, 2010, the Company recognized less than $0.1 million for interest expense related to uncertain tax positions. As of July 2, 2011 and July 3, 2010, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was also less than $0.1 million. The Company made no accrual for penalties related to income tax positions.

12. Debt and Capital Leases

Prior Credit Agreement

The Company’s $50.0 million senior, secured, four-year credit agreement (“Prior Credit Agreement”) was entered into on April 30, 2007 and subsequently amended. It included a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility.

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

Amended and Restated Credit Agreement

On July 29, 2010, LeCroy Corporation entered into an Amended and Restated $50.0 million Senior Secured Credit Agreement (the “Amended Credit Agreement”) with the lenders listed therein and Manufacturers and Traders Trust Company, as administrative agent for such lenders. The Amended Credit Agreement amended LeCroy’s Prior Credit Agreement. The terms of the Amended Credit Agreement provided LeCroy with a $50.0 million revolving credit facility, which included a $5.0 million swingline loan subfacility and a $5.0 million letter of credit subfacility. The performance by LeCroy of its obligations under the Amended Credit Agreement was secured by all of the assets of LeCroy and its domestic subsidiaries, and was guaranteed by LeCroy’s domestic subsidiaries.

Borrowings under the Amended Credit Agreement (except swing line loans) bore interest at variable rates equal to, at LeCroy’s election, (a) a rate based on LIBOR or (b) Base Rate, as defined, plus a margin based on the total leverage ratio. Swing line loans bore interest at the Base Rate plus the Applicable Margin, as defined. In addition, LeCroy was required to pay commitment fees during the term of the Amended Credit Agreement at rates dependent on the Company’s leverage ratio.

The Company incurred approximately $0.7 million of financing costs in connection with the Amended Credit Agreement and subsequent modifications which were being deferred and amortized, on a straight line basis, over the term of the Amended Credit Agreement (maturing January 1, 2014), along with the remaining unamortized fees associated with the Prior Credit Agreement of approximately $0.2 million. At July 2, 2011, approximately $0.3 million of deferred financing costs were included in Other current assets and approximately $0.4 million were included in Other non-current assets.

As of July 2, 2011, the Company had no balances outstanding against the credit facility, the letter of credit subfacility or the swingline loan subfacility. As of July 2, 2011, the Company was in compliance with its financial covenants.

Credit Agreement

Effective August 8, 2011, the Company terminated the Amended Credit Agreement and entered into a new $75.0 million credit agreement (the “Credit Agreement”) with RBS Citizens, N.A., (“RBS”), whose terms and conditions are described in Note 22 — Subsequent Events.

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

As of July 2, 2011 and July 3, 2010, the market value of the Convertible notes was approximately $31.4 million and $37.5 million, respectively. Fair value is determined through information obtained from a third party using the latest available market data.

As of July 2, 2011, approximately $0.1 million of unamortized fees related to the Notes were included in Other current assets on the Consolidated Balance Sheet. At July 3, 2010, approximately $0.4 million of unamortized fees were included in Other non-current assets on the Consolidated Balance Sheet. The term of the Convertible notes for amortization purposes is considered to be five years from issuance, as that is the first period in which the redemption feature of the Notes can be executed by either the Noteholders or LeCroy and therefore is considered the mandatory redemption date.

Below is a summary of the Company’s repurchases for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 (in thousands):

	July 2, 2011	July 3, 2010	June 27, 2009
Face value repurchased	$10,000	$8,700	$19,150
(Loss) gain on extinguishment of convertible debt, net of issue cost write-off	(532)	761	9,627

The carrying amount of the equity component of the Convertible notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible notes as of July 2, 2011 and July 3, 2010 were as follows (in thousands):

	July 2, 2011	July 3, 2010
Equity component of Convertible notes	$8,326	$8,493

Principal amount of Convertible notes	$29,650	$39,650
Unamortized discount of Convertible notes	(553)	(3,044)

Liability component of Convertible notes	$29,097	$36,606

The effective interest rate, contractual interest expense and amortization of debt discount for the Convertible notes for fiscal years ended 2011, 2010 and 2009 were as follows:

	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Effective interest rate	10.5%	10.5%	10.5%
(in thousands):
Interest expense — contractual	$1,285	$1,772	$2,310
Amortization of debt discount	$1,946	$2,287	$2,872

Foreign Credit Facilities

The Company maintains certain short-term foreign credit facilities. The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs or approximately $1.2 million as of July 2, 2011. As of July 2, 2011 and July 3, 2010, approximately 0.4 million Swiss francs were held against supplier obligations leaving an available balance of 0.6 million Swiss francs under this credit facility. These obligations to Swiss suppliers, such as rent and utilities, are payable under the credit facility only in the event that the subsidiary is unable to meet its financial obligations to those suppliers.

Capital Lease Agreements

During fiscal 2008, the Company acquired a software license under a capital lease agreement for approximately $0.7 million. The lease bore interest at 7.75% with a three-year term. During the first quarter of fiscal 2011, the Company renewed the software license for approximately $0.8 million. The lease bears interest at 5.25% with a three year term. As of July 2, 2011, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.3 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet. Future minimum lease payments required during both fiscal years 2012 and 2013 are approximately $0.3 million.

13. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended July 2, 2011, July 3, 2010 and June 27, 2009 is approximately $15.9 million, $4.4 million and $2.8 million, respectively.

Company Stock-Based Plans

The Company has a policy of issuing new shares of its common stock to satisfy stock option exercises. Shares available for grant as options under all Company stock-based plans were 1,335,447 and 2,114,018 at July 2, 2011 and July 3, 2010, respectively. These amounts include 578,939 and 711,452 shares at July 2, 2011 and July 3, 2010, respectively, under the Employee Stock Purchase Plan (“ESPP”).

The 2003 Stock Incentive Plan (“2003 Plan”)

The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to employees (including officers and employee directors) and consultants. Unless approved by stockholders owning a majority of shares present and entitled to vote at a duly convened meeting of stockholders of the Company, the purchase price of any option granted under the 2003 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The aggregate number of shares of common stock that may be issued or transferred pursuant to options or restricted stock awards under the 2003 Plan is 1,560,167 shares. The 2003 Plan also allows for awards based on performance criteria. Such awards may then qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. In fiscal 2011, 27,400 options have been granted under the 2003 Plan. There have been no performance-based awards granted under the 2003 Plan. The 2003 Plan expires on October 29, 2013.

The 2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The purchase price of any option granted under the 2008 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The aggregate number of shares of common stock that may be issued or transferred pursuant to options or restricted stock awards under the 2008 Plan is 2,800,000 shares. The 2008 Plan also allows for awards based on performance criteria which awards may then qualify as “performance- based compensation” under Section 162(m) of the Internal Revenue Code. The Compensation Committee of the Board of Directors administers the 2008 Plan and has the authority to determine the terms of such options or awards including the number of shares, exercise or purchase prices and times at which the options become and remain exercisable or restricted stock is no longer restricted. In fiscal 2011, 525,556 options have been granted under the 2008 Plan. There have been no performance-based awards granted under the 2008 Plan. The 2008 Plan expires on September 22, 2015.

Board of Director Annual Grants

Each non-employee director will receive annually, at their election, an immediately vested restricted stock award and/or an immediately vested stock option award (using the Black Scholes valuation technique) equal to $85,000, based on the closing price of the Company’s stock on the Annual Shareholder Meeting date, rounded up or down to the nearest whole share. Additionally, each non-employee director receives upon initial election to the Board of Directors, either a stock option grant of 22,500 shares with an exercise price set as the date of the election, or 7,500 shares of restricted stock, as selected by the Board to vest over a three year period. In fiscal 2011, the compensation for equity awards granted at the October 22, 2010 Annual Shareholder Meeting, resulted in a total of approximately 8,100 immediately vested options and approximately 45,600 of immediately vested restricted stock being granted to the non-employee directors. The immediately vested restricted shares were granted out of the 2008 Plan.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the fiscal years ended July 2, 2011, July 3, 2010, and June 27, 2009:

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Expected holding period (years)	5.0	5.0	5.0
Risk-free interest rate	1.13% - 2.19%	2.05% - 2.71%	1.97% - 3.23%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.2% - 58.9%	56.0% - 59.0%	41.1% - 56.6%
Weighted average fair value of options granted	$3.42	$2.07	$1.53

Changes in the Company’s stock options for the fiscal year ended July 2, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	2,274,807	$6.89
Granted	552,956	6.90
Exercised	(513,256)	4.10
Expired	(67,921)	19.06
Forfeited	(50,765)	4.75

Outstanding at July 2, 2011	2,195,821	$7.22	4.36	$13,266

Vested and expected to vest at July 2, 2011	2,127,682	$7.26	4.20	$12,824
Exercisable at July 2, 2011	1,174,247	$8.64	3.37	$6,191

The total intrinsic value of stock options exercised during each of the years ended July 2, 2011, July 3, 2010 and June 27, 2009 was approximately $4.4 million, $0.1 million and $0.1 million, respectively.

As of July 2, 2011, there was approximately $2.2 million, of unrecognized compensation cost (net of estimated forfeitures) related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 2.7 years. Approximately $0.3 million, $0.2 million, and $0.1 million of compensation cost was capitalized in inventory as of July 2, 2011, July 3, 2010 and June 27, 2009, respectively.

In fiscal 2011, there were approximately 8,100 of immediately vested options granted as part of the annual grant to non-employee directors. The remaining shares issued to employees had vesting periods of four years.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the fiscal year ended July 2, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 3, 2010	120,591	$9.44
Granted	45,623	$8.57
Vested	(129,762)	$9.53
Forfeited	(2,263)	$8.46

Non-vested stock at July 2, 2011	34,189	$8.03

Non-vested stock is included in the issued share number presented on the Consolidated Balance Sheets. Non-vested stock is not included in the weighted average share calculation for basic earnings per share. However, the dilutive effect of the non-vested stock is included in the weighted average share calculation for diluted earnings per share.

In fiscal 2011, approximately 45,600 immediately vested shares were granted to non-employee directors as part of the annual grant.

As of July 2, 2011, there was approximately $0.2 million of unrecognized compensation cost (net of estimated forfeitures) related to non-vested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of less than one year.

Employee Stock Purchase Plan

As of July 2, 2011 and July 3, 2010, there was less than $0.1 million of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The ESPP has reserved for issuance an aggregate of 1,860,000 shares of common stock and is set to expire on November 30, 2015. In fiscal 2011, 132,513 shares were issued under the ESPP.

Cash Settled Stock Appreciation Rights (SARs)

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

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At July 2, 2011, there was approximately $6.7 million of unrecognized compensation cost net of estimated forfeitures related to SARs. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	July 2, 2011	July 3, 2010
Expected holding period (years)	2.7	3.7
Risk-free interest rate	0.45% - 1.05%	1.01% - 1.60%
Dividend yield	0.0%	0.0%
Expected volatility	47.72% - 66.75%	58.00% - 67.88%
Weighted average fair value of SARs granted and outstanding	$7.22	$1.87

The fair value of the SARs is liability classified because the awards are payable in cash. As of July 2, 2011 and July 3, 2010, there was approximately $11.5 million and $2.7 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. As of July 2, 2011, approximately $0.9 million is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet representing amounts payable for SAR exercises during the fourth quarter of fiscal 2011.

Changes in the Company’s SAR Plan for the fiscal year ended July 2, 2011 are as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 3, 2010	3,329,000	$6.81
Granted	—	—
Exercised	(686,750)	$6.52
Expired	—	—
Forfeited	—	—

Outstanding at July 2, 2011	2,642,250	$6.89	4.00	$14,783

Vested and expected to vest at July 2, 2011	2,599,407	$6.90	3.98	$14,498
Exercisable at July 2, 2011	1,130,750	$7.09	2.92	$6,090

The total intrinsic value of SARs exercised during the fiscal year ended July 2, 2011 was approximately $5.1 million. There were no exercises of SARs during the fiscal years ended July 3, 2010 or June 27, 2009.

On August 17, 2011, the Company granted 580,000 SARs at a grant date fair value of approximately $4.51.

14. Common Stock and Treasury Stock

On May 25, 2006, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the Company to purchase up to 2.0 million shares, not to exceed $25.0 million, of its common stock for treasury. The table below reflects share repurchase and retirement activity in fiscal 2011, 2010 and 2009:

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Shares repurchased	—	—	105,692
Amount paid for share repurchases (in thousands)	—	—	$685
Shares retired	—	403,215	—

Purchases under this buyback program were made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed.

Under the terms of the Credit Agreement, the Company may not, under certain circumstances, pay dividends without the prior consent of the lending parties and the Company is limited to an aggregate dollar value of $5.0 million in share repurchases during any fiscal year, subject to compliance with financial covenants.

On November 9, 2010, the Company closed an underwritten public offering of 2,990,000 shares of its common stock at $8.25 per share, raising aggregate proceeds of approximately $22.7 million after deducting the underwriting discount of approximately $1.5 million and other offering related expenses of $0.4 million. The Company used $15.5 million of the proceeds from the offering to repay indebtedness outstanding under the revolving credit facility, in accordance with the provisions of the Amended Credit Agreement.

15. Net Income (Loss) Per Common Share (EPS)

Basic net income (loss) per common share is net income (loss) divided by the weighted average of common shares outstanding during the period. The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the years ended July 2, 2011, July 3, 2010 and June 27, 2009 (in thousands):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Numerator:
Net income (loss)	$3,117	$(257)	$(108,417)

Denominator:
Weighted average shares outstanding:
Basic	14,909	12,425	12,003
Employee stock options, non-vested stock and other	629	—	—

Diluted(1)	15,538	12,425	12,003

(1)	Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect of shares from the assumed exercise of dilutive stock options, non-vested stock, ESPP shares and convertible debt, if dilutive.

The computations of diluted EPS for the years ended July 2, 2011, July 3, 2010 and June 27, 2009 do not include approximately 1.2 million, 1.9 million and 1.9 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the Convertible notes had no impact on diluted EPS because the average share price during each of the fiscal years was below $14.55 per share, the initial conversion price, and accordingly, the Convertible notes, if converted, would have required only cash at settlement.

16. Employee Benefit Plans

Domestic Plan

The Company has a discretionary employee 401(k) savings plan for eligible U.S. employees under which the Company contributes an unconditional match of up to 50% of employee contributions up to a maximum employer contribution of 5% of the employee’s eligible compensation, as defined. Effective in the third quarter of fiscal 2009, as a result of the weakening economic conditions, the Company temporarily suspended its 401(k) contribution matching program in an effort to reduce costs. The Company reinstated its matching contribution prospectively during the second quarter of fiscal 2011. For fiscal 2011, 2010 and 2009, the Company expensed approximately $0.4 million, zero and approximately $0.3 million, respectively, in matching contributions to this plan.

International Plans

Switzerland

The Company’s subsidiary in Switzerland sponsors a pension plan covering thirty-nine employees and seven former employees as of July 2, 2011. The plan requires employee contributions based upon a percentage of the employee’s earnings, as defined, ranging from 4.6% to 8.4%. The Company makes a matching contribution that is also based on a percentage of the employee’s earnings, as defined, ranging from 5.4% to 9.6%. For fiscal 2011, 2010 and 2009, the Company has made approximately $0.5 million, $0.4 million and $0.5 million, respectively, in matching contributions to this plan. As of July 2, 2011 expected employer contributions for fiscal 2012 are approximately $0.5 million.

In the fourth quarter of fiscal 2010, the Company applied the provisions under defined benefit pension plan accounting to its Swiss plan, which was previously accounted for as a defined contribution plan. Under Swiss Law, there is a guaranteed minimum benefit requirement which must be valued as a defined benefit obligation for U.S. GAAP purposes. The results of applying defined benefit plan accounting starting in fiscal 2010 did not have a material impact on the Company’s consolidated financial position or results of operations for either fiscal 2010 or fiscal 2009. As of July 2, 2011 and July 3, 2010, the Company had an accrued pension liability of approximately $0.2 million and less than $0.1 million which was recorded in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheets.

Information regarding the Company’s Swiss defined benefit pension plan is as follows (in thousands):

	Years Ended
	July 2, 2011	July 3, 2010
Change in projected benefit obligation:
Beginning of year	$9,934	$8,705
Service cost	423	261
Interest cost	335	292
Participant contributions	232	181
Actuarial loss (gain)	4	608
Benefits paid	(82)	(594)
Currency exchange rate changes	1,157	481

End of year	$12,003	$9,934

Change in fair value of plan assets:
Beginning of year	$9,845	$8,693
Actual return on plan assets	202	720
Employer contributions	462	365
Participant contributions	232	181
Benefits paid	(82)	(594)
Currency exchange rate changes	1,147	480

End of year	$11,806	$9,845

Funded Status
Projected benefit obligation	$(12,003)	$(9,934)
Plan assets at fair value	11,806	9,845

Funded status, (under funded)	$(197)	$(89)

Accumulated Benefit Obligation	$11,194	$9,273

The components of net periodic benefit cost are as follows (in thousands):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Service cost	$423	$261	$371
Interest cost	335	292	332
Expected return on plan assets	(339)	(252)	(287)
Curtailment gain	—	—	(64)
Amortization of actuarial loss	—	—	71

Net periodic pension benefits cost	$419	$301	$423

Assumptions

The Swiss plan is valued in accordance with the requirements under U.S. GAAP to measure plan assets and benefit obligations as of the date of the Company’s fiscal year ends.

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

The expected return on plan assets assumption is based on historical market returns over long periods and expectations of future performance, utilizing target asset allocations.

The assumptions used to determine the benefit obligations are as follows (in percentages):

	As of
	July 2, 2011	July 3, 2010
Discount rate	3.00	3.00
Rate of salary increases	1.75	1.75
Expected return on plan assets	3.00	3.00

The assumptions used to determine the net periodic benefit cost are as follows (in percentages):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Discount rate	3.00	3.25	3.25
Rate of salary increases	1.75	1.50	1.50
Expected return on plan assets	3.00	2.75	2.75

Plan Assets

The Company has a conservative investment strategy for plan assets. The actual and target allocations reflect a risk/return profile that the Company feels is appropriate relative to the plan’s liability structure and return goals. The primary goal is to slightly exceed the minimum return on pension assets, as set forth by the Swiss Government on an annual basis.

The fair values of the Company’s defined benefit plan assets at July 2, 2011, by asset category, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Category
Mixed investment trusts (1)	$6,312	$—	$—	$6,312
Insurance assets (2)	—	—	4,928	4,928
Cash and cash equivalents	566	—	—	566

Total	$6,878	$—	$4,928	$11,806

(1)	These mixed investment trusts are managed by Credit Suisse and are specifically designed to meet Swiss legal requirements governing investment allocations. The mixed investment trusts are valued at fair value based on market prices reported on the active markets on which the securities are traded. The mixed investment trusts include investment allocations among debt, equity, mortgage, real estate and cash.

(2)	This amount represents the mathematical reserve for former employees. Upon retirement, if the annuity option is chosen, the pension fund transfers this amount to an insurance company to buy an annuity. The insurance contracts do not yield a return on assets and are stated at present value, which approximates fair value. As of July 2, 2011 and July 3, 2010, this amount was approximately $4.9 million (approximately 4.2 million Swiss francs) and $4.0 million (approximately 4.3 million Swiss francs), respectively.

Actual asset allocations at July 2, 2011, by asset category, are as follows:

Mixed investment trusts	53.5%
Insurance assets	41.7%
Cash and cash equivalents	4.8%

Total	100.0%

The Company’s expected future benefit payments at July 2, 2011, are expected to be approximately $0.1 million for each fiscal year from 2012 through 2021.

Japan

As of July 2, 2011 and July 3, 2010, the Company has recorded approximately $0.2 million in Deferred revenue and other non-current liabilities related to its Japanese retirement allowance. The retirement allowance is a defined benefit plan and represents the amount due to eligible employees at retirement, based on length of service and position rank. As of July 2, 2011 and July 3, 2010, the plan assets were approximately $0.2 million. The Company recorded approximately $0.1 million of pension expense for each of the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009.

17. Segment Reporting and Geographic Information

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

Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	July 2, 2011 (52-weeks)	July 3, 2010 (53-weeks)	June 27, 2009 (52-weeks)
Americas	$56,299	$46,091	$39,911
Europe/Middle East	63,473	44,083	54,193
Asia/Pacific	58,328	39,162	39,863

Total revenues	$178,100	$129,336	$133,967

Total assets by geographic area are as follows:

	July 2, 2011	July 3, 2010
Americas	$109,091	$85,088
Europe/Middle East	12,997	11,131
Asia/Pacific	8,105	6,435

Total assets	$130,193	$102,654

Total Property, plant and equipment, net:

	July 2, 2011	July 3, 2010
Americas	$25,213	$19,892
Europe/Middle East	487	471
Asia/Pacific	634	443

Total Property, plant and equipment, net	$26,334	$20,806

No customer accounted for more than 10% of the Company’s consolidated revenues in any of the last three fiscal years. Revenues attributable to individual countries based on customer ship-to addresses that account for 10% or more of total revenues in fiscal 2011, 2010 and 2009 include the United States of approximately $52.0 million, $45.3 million and $39.4 million, respectively, and Germany of approximately $25.5 million, $16.3 million and $20.4 million, respectively.

18. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements (See Note 2 — Business Realignment and Restructuring Initiatives for additional information), supplier agreements, operating and capital leases, revolving credit and convertible note obligations (See Note 12 — Debt and Capital Leases for additional information) and employment benefit plans (see Note 16 — Employee Benefit Plans for additional information).

Operating Leases and Supplier Agreements

Operating leases covering plant, certain office facilities and equipment expire at various dates in the future. Future minimum annual lease payments under non-cancelable operating leases having an original term of more than one year are as follows:

Future Payments (in thousands)
Fiscal 2012	$2,613
Fiscal 2013	2,168
Fiscal 2014	1,323
Fiscal 2015	728
Fiscal 2016	604
Thereafter	256

Total Future Payments	$7,692

Aggregate rental expense on non-cancelable operating leases for the fiscal years ended 2011, 2010 and 2009 was approximately $3.0 million, $2.4 million and, $2.6 million, respectively.

As of July 2, 2011, the Company is committed to purchase approximately $1.2 million of inventory from suppliers.

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

In May 1999, LeCroy, Digitech and the former owners of the Ridgefield Site entered into an agreement with the current owners of the Ridgefield Site. The current owners purchased an insurance policy providing for $2.0 million of coverage against certain environmental liabilities related to the Ridgefield Site. That insurance policy names both LeCroy and Digitech as insured parties. The current owners of the Ridgefield Site also agreed to remediate all environmental problems associated with the property and to obtain all applicable approvals and certifications from the DEP. The current owners of the Ridgefield Site also agreed to hold both LeCroy and Digitech harmless in the event of a claim made against them relating to these environmental matters. In return for the above, forty-five days after the DEP has provided written notification to the Company that the site remediation has been accomplished to its satisfaction, the Company agreed to pay the former owners of the Ridgefield Site $0.2 million as compensation for the reduced sale value of the property due to the environmental problems existing on the site. In August 2000, the Company closed the sale of the assets and business of its Vigilant Networks, Inc. subsidiary (“Vigilant”) and a portion of the assets and business of its Digitech subsidiary. The Company has accrued retained liabilities from discontinued operations of $0.2 million after the sale of the Vigilant business and the residual assets of Digitech, which amount is recorded in Accrued expenses and other current liabilities on the July 2, 2011 and July 3, 2010 Consolidated Balance Sheets.

Legal

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including but not limited to, patent, commercial, export and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse effect on its business, results of operations, financial condition or cash flows.

In November 2010, as resolution to an ongoing matter, the Company entered into a confidential intellectual property settlement agreement with an entity and several of its employees. Under the terms of the agreement, the Company will receive a series of scheduled payments which will in effect reimburse the Company for legal expenses incurred related to this matter. As payments become virtually certain to be received, the amounts will be credited against SG&A expenses in the Consolidated Statement of Operations. During fiscal 2011, the Company recorded approximately $0.5 million as a credit to SG&A expenses for the reimbursement of fees. Approximately $0.3 million of this amount is included in Other current assets on the Consolidated Balance Sheet as of July 2, 2011.

19. Related Party Transactions

On July 19, 2005 the Compensation Committee of the Board of Directors approved a $0.3 million retention bonus to Mr. Reslewic. The retention bonus was amortized over a five year period as a compensation expense. As of July 2, 2011, the retention bonus had been completely amortized.

20. Derivative Instruments and Fair Value

Forward foreign exchange contracts

The Company is exposed to global market exchange rate risks and, as a result, enters into foreign exchange forward contracts to manage financial exposures resulting from changes in foreign currency rates. These foreign currency forward exchange agreements are generally 30-day forward contracts, which are monitored and updated on a monthly basis, and used to reduce exposure to fluctuations in foreign currency exchange rates on assets and liabilities denominated in currencies other than the Company’s functional currencies. The Company does not use derivative instruments for trading or other speculative purposes.

The Company’s foreign exchange forward contracts are not accounted for as hedges. The Company records these agreements on the Consolidated Balance Sheets at fair value in Other current assets and Accrued expenses and other current liabilities. The changes in the fair value are recognized in Other, net in the Consolidated Statement of Operations.

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended 2011, 2010 and 2009 are as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
2011 Foreign exchange forward contracts	Other, net	$1,658
2010 Foreign exchange forward contracts	Other, net	$755
2009 Foreign exchange forward contracts	Other, net	$309

The net gains or losses resulting from changes in the fair value of these derivatives, as presented above, combined with the net gains or losses resulting from transactions denominated in other than their functional currencies were approximately a net loss of $0.8 million, a net loss of $0.5 million and a net gain of $0.3 million for the fiscal years 2011, 2010 and 2009, respectively.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at July 2, 2011	Notional Amount at July 3, 2010
Buy Swiss Francs for US Dollars	$7.1	$8.0
Sell Japanese Yen for US Dollars	1.9	—
Buy Japanese Yen for US Dollars	—	2.8
Sell Euros for US Dollars	2.9	4.2
Sell Euros for Swiss francs	4.3	3.0
Other foreign currency forwards	0.2	1.5

Total	$16.4	$19.5

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of July 2, 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$21	—	$21	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$4	—	$4	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of less than $0.1 million at July 2, 2011 as compared to a net liability of less than $0.1 million at July 3, 2010.

21. Unaudited Quarterly Results of Operations

The Company has quarterly periods ending on the Saturday closest to the end of the calendar quarter. Summarized unaudited quarterly operating results for fiscal years 2011 and 2010 (all quarters represent 13-week periods, except for the quarter ended October 3, 2009 which was a 14-week period) are as follows:

(in thousands, except per share data)

	Quarters Ended
	Fiscal Year 2011				Fiscal Year 2010
	Jul. 2, 2011	Apr. 2, 2011	Jan.1, 2011	Oct. 2, 2010	Jul. 3, 2010	Apr. 3, 2010	Jan. 2, 2010	Oct. 3, 2009
Revenues
Test and measurement products	44,052	$43,699	$41,884	$36,473	$34,292	$31,150	$28,384	25,807
Service and other	3,465	2,762	3,128	2,637	2,462	2,433	2,614	2,194

Total revenues	47,517	46,461	45,012	39,110	36,754	33,583	30,998	28,001
Cost of revenue	18,097	18,019	17,371	15,722	14,821	13,502	12,820	12,334

Gross profit	29,420	28,442	27,641	23,388	21,933	20,081	18,178	15,667
Selling, general and administrative expenses	13,820	17,488	15,738	15,349	11,306	11,889	10,167	8,903
Research and development expenses	9,330	9,427	9,430	8,602	7,802	7,232	6,839	6,119

Operating income (loss)	6,270	1,527	2,473	(563)	2,825	960	1,172	645
Other expense, net	(1,066)	(941)	(1,994)	(1,617)	(1,504)	(1,062)	(1,333)	(1,150)

Income (loss) before income taxes	5,204	586	479	(2,180)	1,321	(102)	(161)	(505)
Provision (benefit) for income taxes	1,617	92	179	(916)	1,145	(432)	120	(23)

Net income (loss)	3,587	$494	$300	$(1,264)	$176	$330	$(281)	(482)

Net income (loss) per common share:
Basic	$0.22	$0.03	$0.02	$(0.10)	$0.01	$0.03	$(0.02)	$(0.04)
Diluted	$0.21	$0.03	$0.02	$(0.10)	$0.01	$0.03	$(0.02)	$(0.04)
Weighted average number of common shares:
Basic	16,328	16,064	14,577	12,667	12,584	12,476	12,387	12,265
Diluted	17,024	16,906	15,210	12,667	12,851	12,678	12,387	12,265

22. Subsequent Events

Acquisition of Bogatin Enterprises, L.L.C.

On July 5, 2011, the Company entered into and closed a Membership Interest Purchase Agreement with Bogatin Enterprises, L.L.C. (“Bogatin”) whereby the Company acquired 100% of the outstanding membership interests of Bogatin. Bogatin is a leading provider of training and publications that help engineers transform complex signal integrity problems into practical design solutions. The Company paid approximately $0.7 million in cash and $0.5 million in aggregate value of the Company’s restricted shares (which become unrestricted on January 5, 2012), based on the average closing price of the common stock five business days immediately preceding the closing date. Additionally, the Company may be obligated to pay an earn-out not to exceed approximately $0.4 million pursuant to the terms of the Purchase Agreement should net sales meet certain target performance thresholds in each calendar year 2011 through 2013.

The acquisition will be accounted for using the purchase method of accounting. Accordingly, the total consideration will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Due to the closing of this acquisition subsequent to the Company’s fiscal year end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. It is anticipated that the majority of the allocation will be to intangible assets, with no significant amounts assigned to liabilities. Further, the disclosure of pro forma information, based on the Company’s analysis of Bogatin’s unaudited operating results, will not have a material impact to LeCroy’s past operating results. The Company expects to complete the purchase price allocation for this acquisition during the first or second quarter of fiscal 2012.

Credit Agreement

On August 8, 2011, the Company entered into a $75.0 million credit agreement with the lenders listed therein and RBS, as administrative agent for such lenders. The Credit Agreement replaces the Company’s Amended Credit Agreement. The terms of the Credit Agreement provide the Company with a $75.0 million revolving credit facility, which includes a $7.5 million letter of credit subfacility. The Company has the right to increase the total revolving commitment to $90.0 million at any time prior to August 8, 2016 (the Revolving Maturity Date), upon meeting certain conditions. The performance by the Company of its obligations under the Credit Agreement is secured by all of the assets of the Company and its domestic subsidiaries, and is guaranteed by the domestic subsidiaries.

Subject to complying with applicable covenants, the proceeds of the borrowings under the Credit Agreement have and will be used to refinance existing debt, including the ability to retire the outstanding Notes which have a first put or redemption date in October 2011, fund short-term and long-term working capital, for issuance of Letters of Credit and general corporate purposes.

Borrowings under the Credit Agreement will bear interest at variable rates equal to, at the Company’s election, (a) a rate based on LIBOR or (b) Base Rate, as defined, plus a margin based on the total leverage ratio. In addition, the Company must pay commitment fees during the term of the Credit Agreement at rates dependent on the Company’s leverage ratio.

The Credit Agreement contains, among other things, conditions precedent, affirmative and negative covenants, representations and warranties and events of default. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens, mergers and acquisitions, investments, loans, advances, sale leaseback arrangements, hedging agreements, restricted payments, guarantees, dispositions and amendment of material documents.

The Company is required to comply with certain financial covenants, measured quarterly, including, as defined: a total leverage ratio, a minimum fixed charge ratio, and annual maximum capital expenditures.

The Credit Agreement will mature on August 8, 2016. Under certain conditions, the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated.

The Company incurred approximately $0.4 million of financing costs in connection with this Credit Agreement which will be deferred and amortized, on a straight line basis, over the term of the Credit Agreement. The Company is currently evaluating the accounting treatment of the remaining unamortized fees associated with the preceding agreements of approximately $0.7 million.

Schedule II

LeCROY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Net Deductions/ Other	Balance at End of Period
Year ended June 27, 2009:
Net accounts receivable reserves(a)	742	3	(53)	692
Allowance for excess and obsolete inventory	4,537	5,751	(4,464)	5,824
Valuation allowance on deferred tax assets	1,735	205	—	1,940
Year ended July 3, 2010:
Net accounts receivable reserves(a)	692	—	(193)	499
Allowance for excess and obsolete inventory	5,824	206	(2,719)	3,311
Valuation allowance on deferred tax assets	1,940	46	—	1,986
Year ended July 2, 2011:
Net accounts receivable reserves(a)	499	(22)	10	487
Allowance for excess and obsolete inventory	3,311	603	(1,592)	2,322
Valuation allowance on deferred tax assets	1,986	564	—	2,550

(a)	The change in balances includes uncollectible accounts receivable written-off and change in sales return estimates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 2, 2011, the Company’s disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 2, 2011.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of internal control over financial reporting as of July 2, 2011 and has issued their opinion thereon. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LeCroy Corporation:

We have audited LeCroy Corporation’s internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LeCroy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LeCroy Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LeCroy Corporation and subsidiaries as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the 52 week period ended July 2, 2011, the 53 week period ended July 3, 2010 and the 52 week period ended June 27, 2009, and our report dated September 2, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

September 2, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be contained in the section captioned “Proposal No. 1 — Election of a Class of Directors”, “Structure and Role of the Board of Directors”, “Compensation of Directors” and “Corporate Governance” of the Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”), which is scheduled to be held October 26, 2011. Information regarding our Audit, Compensation, and Nominating/Governance Committees may be found under the caption “Structure and Role of the Board of Directors” in our 2011 Proxy Statement. Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the 2011 Proxy Statement in the section captioned “Section 16 (A) Beneficial Ownership Reporting Compliance”. Those portions of the 2011 Proxy Statement are incorporated herein by reference. The discussion of our executive officers is also included in the 2011 Proxy Statement.

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

A description of the compensation of our executive officers and directors will be contained in the section captioned “Executive Officer Compensation”, “Compensation of Directors”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” of the 2011 Proxy Statement. The aforementioned sections of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management”, “Executive Officer Compensation” and “Compensation Committee Report” of the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” and “Structure and Role of the Board of Directors” in the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the principal accountant fees and services, as well as related pre-approval policies, will be contained in the section captioned “Independent Registered Public Accounting Firm Fees” in the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

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

(a) (3)	Exhibits

The following exhibits are incorporated by reference or are filed with this report, as indicated below:

Exhibit Number	Description	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 1, 2004, among the Registrant, Cobalt Acquisition Corporation and Computer Access Technology Corporation, filed as Exhibit 2.1 to Form 8-K dated September 2, 2004, incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of September 29, 2006, among the Registrant, 2006 Franklin Congress Corporation, Catalyst Enterprises, Inc., and Nader Salehomoum, filed as Exhibit 2.1 to Form 8-K filed on October 3, 2006, incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant as amended and currently in effect, filed as Exhibit 3.1 to Form S-3 Registration Statement No. 333-176320, incorporated herein by reference.

3.2	Amendment to the Certificate of Designation of the Series A Convertible Redeemable Preferred Stock as of April 9, 2001, filed as Exhibit 10.37 to Form 10-Q for the quarterly period ended March 31, 2001, incorporated herein by reference.

3.3	By-Laws of the Registrant, as amended, dated August 16, 2000, filed as Exhibit 3.3 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.

3.4	Second Amendment to the By-Laws of Registrant, adopted on December 10, 2007, filed as Exhibit 3.01 to Form 8-K filed on December 11, 2007, incorporated herein by reference.

4.1	Purchase Agreement dated October 5, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.1 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.2	Registration Rights Agreement dated October 12, 2006, between LeCroy Corporation and Cowen and Company, LLC, filed as Exhibit 4.2 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

4.3	Indenture dated October 12, 2006, between LeCroy Corporation, as issuer, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to Form 8-K filed on October 12, 2006, incorporated herein by reference.

10.1	Credit Agreement, dated as of October 29, 2004, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.14 to Form 8-K filed on November 2, 2004, incorporated herein by reference.

Exhibit Number	Description	Filed Herewith
10.2	LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.3	Amendment to LeCroy Corporation Amended and Restated 1993 Stock Incentive Plan, filed as Exhibit 10.33 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.4	LeCroy Corporation 1995 Non-Employee Director Stock Option Plan filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.5	LeCroy Corporation 1995 Employee Stock Purchase Plan, filed as Exhibit 10.3 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.6	LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 18, 1998.*

10.7	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated August 16, 2000, filed as Exhibit 10.34 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.8	Amendment to the LeCroy Corporation 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000, filed as Exhibit 10.35 to Form 10-Q for the quarterly period ended September 30, 2000, incorporated herein by reference.*

10.9	LeCroy Corporation’s 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 26, 2003.*

10.10	Form of Restricted Stock Purchase Agreement, filed as Exhibit 10.41 to Form 10-K for the fiscal year ended June 30, 2002, incorporated herein by reference.*

10.11	LeCroy Corporation Amended and Restated 1995 Employee Stock Purchase Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on September 26, 2003.*

10.12	LeCroy Corporation’s 2004 Employment Inducement Stock Plan, filed as Exhibit 10.5 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.13	Computer Access Technology Corporation Special 2000 Stock Option Plan, filed as Exhibit 10.7 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.14	Amendments to Computer Access Technology Corporation 2000 Special Stock Option Plan, filed as Exhibit 10.11 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.15	Amendment to LeCroy Corporation (CATC) Special 2000 Stock Option Plan, filed as Exhibit 10.2 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.16	Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.8 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.17	Amendments to Computer Access Technology Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.12 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.18	Amendment to LeCroy Corporation (CATC) 2000 Stock Incentive Plan, filed as Exhibit 10.3 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.19	Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.9 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

Exhibit Number	Description	Filed Herewith
10.20	Amendments to Computer Access Technology Corporation 1994 Stock Option Plan, filed as Exhibit 10.13 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.21	Amendment to LeCroy Corporation (CATC) 1994 Stock Option Plan, filed as Exhibit 10.4 to Form 8-K filed on November 19, 2004, incorporated herein by reference.*

10.22	Employee Agreement Regarding Inventions, Confidentiality and Non-Competition, dated as of March 28, 1995, between the Registrant and Walter O. LeCroy, Jr., filed as Exhibit 10.13 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.23	Form of Indemnification Agreement, between the Registrant and each of its executive officers and directors filed as Exhibit 10.29 to Form S-1 Registration Statement No. 33-95620, incorporated herein by reference.*

10.24	Employment Agreement, dated January 1, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.40 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.25	Amendment No. 1 to Employment Agreement, dated December 16, 2002, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.43 to Form 10-Q for the quarterly period ended March 31, 2003, incorporated herein by reference.*

10.26	Separation Agreement, dated August 19, 2004, between the Registrant and Thomas H. Reslewic, filed as Exhibit 10.49 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.27	Form of Separation Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.51 to Form 10-K for the fiscal year ended June 30, 2004, incorporated herein by reference.*

10.28	Employment Agreement, dated September 1, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.1 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.29	Amendment No. 1 to Employment Agreement, dated September 30, 2004 and effective October 29, 2004, between the Registrant and Carmine Napolitano, filed as Exhibit 10.2 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.30	Services Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Dan Wilnai, filed as Exhibit 10.3 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.31	Employment Agreement, dated August 31, 2004, between Computer Access Technology Corporation and Peretz Tzarnotsky, filed as Exhibit 10.4 to Form 8-K filed on November 2, 2004, incorporated herein by reference.*

10.32	Amendment No. 2 to Credit Agreement, dated as of May 9, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.40 to Form 10-Q filed on May 10, 2006, incorporated herein by reference.

10.33	Amendment No. 3 to Credit Agreement, dated as of September 26, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.36 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

10.34	Amendment No. 4 to Credit Agreement, dated as of September 28, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.37 to Form 10-Q filed on November 9, 2006, incorporated herein by reference.

Exhibit Number	Description	Filed Herewith
10.35	Amendment No. 5 to Credit Agreement, dated as of December 29, 2006, among the Registrant, the lenders party thereto and The Bank of New York, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on December 29, 2006, incorporated herein by reference.

10.36	Catalyst Enterprises, Inc. 2005 Stock Option Plan, filed as Exhibit 10.1 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

10.37	Amendments to Catalyst Enterprises, Inc. 2005 Stock Option Plan filed as Exhibit 10.2 to Form 8-K filed on December 22, 2006, incorporated herein by reference.*

10.38	Credit Agreement, dated as of March 30, 2007, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on April 4, 2007, incorporated herein by reference.

10.39	First Modification and Lender Joinder Agreement, dated as of April 26, 2007, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.40	Assignment and Acceptance, dated as of April 26, 2007, between Manufacturers and Traders Trust Company and North Fork Bank, filed as Exhibit 10.2 to Form 8-K filed on May 2, 2007, incorporated herein by reference.

10.41	Stock Appreciation Right Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.42	Stock Appreciation Right Grant Agreement, filed as Exhibit 10.2 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.43	Second Modification Agreement, dated as of May 7, 2008, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 8, 2008, incorporated herein by reference.

10.44	LeCroy Corporation Amended and Restated 2007 Stock Appreciation Right Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2007, incorporated herein by reference.*

10.45	LeCroy Corporation 2008 Stock Incentive Plan, filed as Exhibit 10.47 to Form 10-Q filed on November 5, 2008, incorporated herein by reference.*

10.46	Third Modification Agreement, dated May 4, 2009, among Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.45 to Form 10-Q filed on May 7, 2009, incorporated herein by reference.

10.47	Amended and Restated Credit Agreement, dated as of July 29, 2010, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on July 30, 2010, incorporated herein by reference.

10.48	First Modification Agreement, dated as of September 28, 2010, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on September 30, 2010, incorporated herein by reference.

10.49	Underwriting Agreement among the Registrant and Underwriters, dated November 4, 2010, filed as Exhibit 1.1 to Form 8-K filed on November 4, 2010, incorporated herein by reference.

10.50	Second Modification Agreement, dated as of January 11, 2011, among the Registrant, the Lenders listed therein and Manufacturers and Traders Trust Company, as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on January 12, 2011, incorporated herein by reference.

Exhibit Number	Description	Filed Herewith
10.51	Credit Agreement, dated as of August 8, 2011, among the Registrant, the Lenders therein and RBS Citizens, N.A., as Administrative Agent, filed as Exhibit 10.1 to Form 8-K filed on August 9, 2011, incorporated herein by reference.

14.1	Revised Code of Ethics-Principles of Business Conduct dated December 14, 2005, filed as Exhibit 14.1 to Form 10-K for the fiscal year ended July 1, 2006, incorporated herein by reference.	-

18.1	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm, filed as Exhibit 18.1 to Form 10-K for the fiscal year ended June 28, 2008, incorporated herein by reference.

18.2	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm, filed as Exhibit 18.2 to Form 10-Q for the fiscal quarter ended September 27, 2008, incorporated herein by reference.

21.1	Subsidiaries of LeCroy Corporation.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.	X

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.	X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LeCroy CORPORATION

Date: September 2, 2011	By	/s/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer,
Secretary and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Chairman of the Board of Directors	September 2, 2011

/s/ THOMAS H. RESLEWIC Thomas H. Reslewic	President, Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2011

/s/ SEAN B. O’CONNOR Sean B. O’Connor	Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	September 2, 2011

/s/ ROBERT E. ANDERSON Robert E. Anderson	Director	September 2, 2011

/s/ ROBERT W. CHLEBEK Robert W. Chlebek	Director	September 2, 2011

/s/ WALTER O. LECROY, JR. Walter O. LeCroy, Jr.	Director	September 2, 2011

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Director	September 2, 2011

/s/ WILLIAM G. SCHEERER William G. Scheerer	Director	September 2, 2011