Form 10-Q
period 2011-10-01
LECROY CORP
filed 2011-11-07
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares of common stock outstanding as of October 25, 2011 was 16,515,711.

LeCROY CORPORATION

FORM 10-Q

LeCroy®, WaveMaster®, WavePro®, WaveRunner®, WaveSurfer®, WaveJet®, WaveAce®, WaveExpert®, PeRT®, SPARQ®, CATC®, MAUI®, QualiPHY®, EyeDoctor®, HRO™ and others referenced in this document are LeCroy trademarks in the United States and other countries. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	October 1, 2011	July 2, 2011
ASSETS

Current assets:
Cash and cash equivalents	$9,363	$5,488
Accounts receivable, net of reserves of $576 and $487, respectively	30,997	31,562
Inventories, net	46,674	48,248
Other current assets	11,332	13,329

Total current assets	98,366	98,627
Property, plant and equipment, net	26,609	26,334
Intangible assets, net	1,787	499
Other non-current assets	4,274	4,733

Total assets	$131,036	$130,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,029	$17,896
Accrued expenses and other current liabilities	18,885	24,728
Convertible notes, net of unamortized discount of $82 and $553, respectively	29,568	29,097

Total current liabilities	65,482	71,721

Deferred revenue and other non-current liabilities	4,357	3,968

Total liabilities	69,839	75,689
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of October 1, 2011 and July 2, 2011)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 16,514,461 shares issued and outstanding at October 1, 2011 and 16,443,542 shares issued and outstanding at July 2, 2011)	165	164
Additional paid-in capital	154,130	153,171
Accumulated other comprehensive income	4,232	5,788
Accumulated deficit	(97,330)	(104,619)

Total stockholders’ equity	61,197	54,504

Total liabilities and stockholders’ equity	$131,036	$130,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended
In thousands, except per share data	October 1, 2011	October 2, 2010
Revenues:
Test and measurement products	$45,905	$36,473
Service and other	3,121	2,637

Total revenues	49,026	39,110
Cost of revenues	19,144	15,722

Gross profit	29,882	23,388
Operating expenses:
Selling, general and administrative	9,176	15,349
Research and development	8,952	8,602

Total operating expenses	18,128	23,951

Operating income (loss)	11,754	(563)
Other income (expense):
Interest income	24	11
Interest expense	(465)	(790)
Amortization of debt discount on convertible notes	(470)	(561)
Write-off of bank deferred financing fees	(153)	—
Other, net	(171)	(277)

Other expense, net	(1,235)	(1,617)

Income (loss) before income taxes	10,519	(2,180)
Provision (benefit) for income taxes	3,230	(916)

Net income (loss)	$7,289	$(1,264)

Net income (loss) per common share:
Basic	$0.44	$(0.10)
Diluted	$0.43	$(0.10)
Weighted average number of common shares:
Basic	16,460	12,667
Diluted	16,965	12,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands	Quarter ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,289	$(1,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,764	1,347
Share-based compensation (benefit) expense	(5,067)	4,869
Amortization of debt issuance costs	115	136
Amortization of debt discount on convertible notes	470	561
Deferred income taxes	3,008	(1,029)
Write-off of debt issuance costs	153	—
Gain on disposal of property, plant and equipment	(2)	(6)
Change in operating assets and liabilities:
Accounts receivable	(941)	(2,006)
Inventories	1,179	(3,402)
Other current and non-current assets	(377)	(263)
Accounts payable, accrued expenses and other liabilities	(798)	3,495

Net cash provided by operating activities	6,793	2,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,649)	(1,108)
Purchase of business	(650)	—

Net cash used in investing activities	(2,299)	(1,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	4,324	—
Payments made on capital leases	(64)	(66)
Repayment of borrowings under credit line	(4,324)	(3,000)
Payment of debt issuance costs	(387)	(625)
Proceeds from employee stock purchase and option plans	54	36

Net cash used in financing activities	(397)	(3,655)

Effect of exchange rate changes on cash and cash equivalents	(222)	295

Net increase (decrease) in cash and cash equivalents	3,875	(2,030)
Cash and cash equivalents at beginning of the period	5,488	7,822

Cash and cash equivalents at end of the period	$9,363	$5,792

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$24	$227
Income taxes, net of refunds	267	153
Non-cash transactions:
Transfer of inventory into property, plant and equipment	353	599
Debt issuance costs unpaid	52	—
Common stock issued for acquisition of business	500	—
Property, plant and equipment acquired under capital lease	—	794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying interim Consolidated Financial Statements include all the accounts of LeCroy Corporation (the “Company” or “LeCroy”) and its wholly-owned subsidiaries. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011. The accompanying Consolidated Balance Sheet as of July 2, 2011 has been derived from those audited Consolidated Financial Statements.

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

These unaudited Consolidated Financial Statements reflect all adjustments of a normal recurring nature, that are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year. Inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

2. Share-Based Compensation

The net share-based compensation (benefit)expense recorded in the Consolidated Statement of Operations for the quarter ended October 1, 2011 and October 2, 2010 is approximately $(5.1) million benefit and $4.9 million expense, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter ended October 1, 2011 and October 2, 2010:

	Quarter Ended October 1, 2011	Quarter Ended October 2, 2010
Expected holding period (years)	5.0	5.0
Risk-free interest rate	0.87% - 1.70%	1.49% - 1.80%
Dividend yield	0.0%	0.0%
Expected volatility	58.70% - 61.16%	56.22% - 56.37%
Weighted average fair value of options granted	$5.92	$2.94

Changes in the Company’s stock options for the quarter ended October 1, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 2, 2011	2,195,821	$7.22
Granted	126,000	$11.60
Exercised	(15,294)	$3.50
Expired	(20,620)	$20.18
Forfeited	(15,684)	$9.71

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2011	2,270,223	$7.35	4.30	$5,573

Vested and expected to vest at October 1, 2011	2,203,145	$7.37	4.13	$5,435

Exercisable at October 1, 2011	1,254,524	$8.24	3.40	$3,122

The total intrinsic value of stock options exercised during the quarters ended October 1, 2011 and October 2, 2010 was approximately $0.1 million.

As of October 1, 2011, there was approximately $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. Zero and approximately $0.1 million of compensation cost was capitalized in inventory for the quarter ended October 1, 2011 and October 2, 2010, respectively.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter ended October 1, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 2, 2011	34,189	$8.03
Granted	15,266	$8.82
Vested	(12,942)	$8.27
Forfeited	—	$—

Non-vested stock at October 1, 2011	36,513	$8.28

On August 17, 2011, 15,266 shares of restricted stock were awarded and vested 50% at the grant date and 50% on the one year anniversary of the grant date.

As of October 1, 2011, there was approximately $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of less than one year.

Employee Stock Purchase Plan (ESPP)

As of October 1, 2011 and July 2, 2011, there was approximately $0.1 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At October 1, 2011, there was approximately $4.7 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended October 1, 2011	Quarter Ended July 2, 2011
Expected holding period (years)	3.1	2.7
Risk-free interest rate	0.25% - 0.96%	0.45% - 1.05%
Dividend yield	0.0%	0.0%
Expected volatility	53.55% - 69.23%	47.72% - 66.75%

	Quarter Ended October 1, 2011	Quarter Ended July 2, 2011
Weighted average fair value of SARs granted and outstanding	$3.45	$7.22

As of October 1, 2011 and July 2, 2011, there was approximately $5.9 million and $11.5 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter ended October 1, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 2, 2011	2,642,250	$6.89
Granted	580,000	$8.82
Exercised	—
Expired	—
Forfeited	—

Outstanding at October 1, 2011	3,222,250	$7.23	4.23	$2,944

Vested and expected to vest at October 1, 2011	3,142,918	$7.23	4.18	$2,869

Exercisable at October 1, 2011	1,719,750	$7.38	3.08	$1,081

3. Revenue Recognition

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

The Company’s protocol analyzer products are considered hardware, as the tangible products contain software components and non-software components that function together to deliver the products’ essential functionality. These products are excluded from the scope of software revenue recognition guidance and are subject to other relevant revenue recognition guidance. Post-contract support (“PCS”) is provided on certain protocol analyzers. When vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) for deliverables in an arrangement cannot be determined, a best estimate of the selling price (“ESP”) is required to separate the deliverables and allocate arrangement consideration using the relative selling price method. Beginning in fiscal 2011, revenue recognition related to protocol analyzer sales for certain products includes an allocation for PCS, based on management’s estimate of relative selling price, as VSOE is no longer established by the sale of maintenance agreements. Deferred revenue for PCS sold prior to fiscal 2011 is recognized based on its initial deferral period.

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.3 million and less than $0.1 million for the quarters ended October 1, 2011 and October 2, 2010, respectively.

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

The Company recognized $0.3 million in Service and other revenue related to a research and development and distribution agreement in the first quarters of both fiscal 2012 and 2011. Revenue is being recognized ratably over the three year term of the agreement. Any research and development costs incurred in conjunction with this arrangement are recognized as incurred.

4. Business Realignment and Restructuring Initiatives

Fiscal 2012 Business Realignment

In the first quarter of fiscal 2012, as a result of changes in the organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for four employees. At October 1, 2011, approximately $0.1 million is in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2011 Business Realignment

In the fourth quarter of fiscal 2011, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for two employees or less than 1.0% of the workforce compared to July 3, 2010. At October 1, 2011, approximately $0.1 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of fiscal 2014. As of October 1, 2011, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.2 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the third quarter of fiscal 2009, in an effort to streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of October 1, 2011, approximately $2.5 million has been paid in cash, and approximately $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

5. Derivative Instruments and Fair Value

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of (Loss)/Gain Recognized in Income on Derivatives
Quarter ended October 1, 2011: Foreign exchange forward contracts	Other, net	$(821)
Quarter ended October 2, 2010: Foreign exchange forward contracts	Other, net	$326

The net (loss) gain resulting from changes in the fair value of these derivatives, as presented above, combined with the net gain and loss, respectively, resulting from transactions denominated in other than their functional currencies were net losses of approximately $0.2 million for the quarter ended October 1, 2011, as compared to approximately $0.3 for the quarter ended October 2, 2010.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at October 1, 2011	Notional Amount at July 2, 2011
Buy Swiss Francs for US Dollars	$5.1	$7.1
Sell Japanese Yen for US Dollars	1.8	1.9
Sell Euros for US Dollars	2.1	2.9
Sell Euros for Swiss francs	4.7	4.3
Other foreign currency forwards	0.4	0.2

Total	$14.1	$16.4

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of October 1, 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$18	—	$18	—
Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$5	—	$5	—

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of less than $0.1 million at October 1, 2011 and July 2, 2011.

6. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	October 1, 2011	October 2, 2010
Net income (loss)	$7,289	$(1,264)
Foreign currency translation (loss)gain	(1,556)	1,558

Comprehensive income	$5,733	$294

7. Inventories, net

Inventories consist of the following (in thousands):

	October 1, 2011	July 2, 2011
Raw materials	$11,854	$13,566
Work in process	10,358	11,150
Finished goods	24,462	23,532

Total	$46,674	$48,248

The value of demonstration units included in finished goods was approximately $18.4 million and $17.4 million at October 1, 2011 and July 2, 2011, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through the Company’s normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $2.3 million at October 1, 2011 and at July 2, 2011.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	October 1, 2011	July 2, 2011
Deferred tax assets, net	$5,801	$7,926
Prepaid taxes	110	110
Prepaid deposits	580	653
Other receivables	1,486	1,462
Value-added tax receivable	658	1,043
Prepaid occupancy costs	383	229
Deferred financing fees	213	349
Other	2,101	1,557

Total	$11,332	$13,329

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	October 1, 2011	July 2, 2011
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,546
Accumulated amortization		(8,323)	(8,296)

Net carrying amount		$223	$250

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,356)	(1,343)

Net carrying amount		236	249

Customer lists, non-compete agreement, training materials and trade name (see Note 18—Business Acquisition)	5.0 years	1,398	—
Accumulated amortization		(70)	—

Net carrying amount		$1,328	$—

	Original Weighted Average Lives	October 1, 2011	July 2, 2011
Total net carrying amount	3.6 years	$1,787	$499

Amortization expense for intangible assets, all with finite lives, was approximately $0.1 million and less than $0.1 million for the quarter ended October 2, 2011 and October 3, 2010, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	October 1, 2011	July 2, 2011
Deferred tax assets, net	$2,727	$3,615
Deferred financing costs on credit agreement	711	405
Other	836	713

Total	$4,274	$4,733

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 1, 2011	July 2, 2011
Compensation and benefits, including severance (a)	$6,599	$6,700
SARs liability	5,924	11,480
Warranty	1,069	1,068
Deferred revenue, current portion (b)	1,585	1,432
Accrued interest on debt	564	265
Retained liabilities from discontinued operations	160	160
Capital leases, current portion (c)	264	261
Professional fees	374	399
Income tax payable	328	363
Deferred tax liabilities	281	298
Value-added tax liabilities	584	1,049
Other current liabilities	1,153	1,253

Total	$18,885	$24,728

(a)	At July 2, 2011, amount includes approximately $0.9 million of SARs payments due for exercises made in the fourth quarter of fiscal 2011which was paid during the quarter ended October 1, 2011.
(b)	The long term portion of Deferred revenue is approximately $0.9 million and $0.9 million for the periods ended October 1, 2011 and July 2, 2011, respectively, and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.
(c)	The long-term portion of Capital leases is approximately $0.3 million and $0.3 million for the periods ended October 1, 2011 and July 2, 2011, respectively and is classified within Deferred revenues and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	October 1, 2011	July 2, 2011
Balance at beginning of period	$1,068	$867
Accruals for warranties issued during the period	195	1,260
Warranty costs incurred during the period	(194)	(1,059)
Change in accrual estimate	—	—

Balance at end of period	$1,069	$1,068

12. Debt and Capital Leases

Credit Agreement

On August 8, 2011, the Company entered into a $75.0 million credit agreement with the lenders listed therein and RBS Citizens N.A (“RBS”), as administrative agent for such lenders. The Credit Agreement replaced the Company’s July 29, 2010 Amended Credit Agreement and its subsequent modifications. The terms of the Credit Agreement provide the Company with a $75.0 million revolving credit facility, which includes a $7.5 million letter of credit subfacility. The Company has the right to increase the total revolving commitment to $90.0 million at any time prior to August 8, 2016 (the Revolving Maturity Date), upon meeting certain conditions. The performance by the Company of its obligations under the Credit Agreement is secured by all of the assets of the Company and its domestic subsidiaries, and is guaranteed by the domestic subsidiaries.

The proceeds of the borrowings under the Credit Agreement have been used to retire the 4.00% Convertible Senior Notes due 2026, (the “Notes”), which were repurchased on October 17, 2011. The Credit Agreement matures on August 8, 2016. Under certain conditions, the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated.

The Company incurred approximately $0.4 million of financing costs in connection with this Credit Agreement which will be deferred and amortized, on a straight line basis, over the term of the Credit Agreement. Since the borrowing capacity of the new arrangement is greater than the borrowing capacity under the old arrangement, the Company will continue to amortize approximately $0.5 million of the approximately $0.7 million of unamortized deferred financing costs related to prior credit agreements, as this amount pertains to the continuing lenders of the preceding agreements. The Company expensed the balance of approximately $0.2 million during the quarter ended October 1, 2011 as this amount represents fees paid to a lender which is no longer a lending party in the Credit Agreement. At October 1, 2011, approximately $0.2 million of deferred financing costs were included in Other current assets and approximately $0.7 million were included in Other non-current assets.

As of October 1, 2011, the Company had no amounts outstanding against the credit facility and zero outstanding against the letter of credit subfacility and the swingline loan subfacility. As of October 1, 2011, the Company was in compliance with its financial covenants.

Convertible Debt

On October 17, 2011, the Company repurchased all of the Notes in the principal aggregate amount of approximately $29.7 million, representing 100% of all Notes outstanding as of October 1, 2011. The retirement of the Notes was funded through the existing credit facility. The full amount of the retired Notes is reflected on the Consolidated Balance Sheet at October 1, 2011, as a current liability, even though the credit facility used to retire the Notes is a long-term facility. The classification represents an estimate of the amount of borrowings that the Company intends to repay in the next twelve months, using current assets and excess available cash flows based on current market conditions and estimations of the Company’s future profitability and liquidity requirements.

As of October 1, 2011 and July 2, 2011, the market value of the Notes was approximately $29.3 million and $31.4 million, respectively. Fair value is determined through information obtained from a third party, using the latest available market data. The Company did not repurchase any of the Notes during the quarters ended October 1, 2011 and October 2, 2010.

As of October 1, 2011 and July 2, 2011, unamortized fees related to the Notes of less than $0.1 million and $0.1 million, respectively were included in Other current assets on the Consolidated Balance Sheets.

The carrying amount of the equity component of the Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Notes as of October 1, 2011 and July 2, 2011 were as follows (in thousands):

	October 1, 2011	July 2, 2011
Equity component of Convertible notes	$8,326	$8,326

Principal amount of Convertible notes	29,650	$29,650
Unamortized discount of Convertible notes	(82)	(553)

Liability component of Convertible notes	$29,568	$29,097

The effective interest rate, contractual interest expense and amortization of debt discount for the Notes for the quarter ended October 1, 2011 and October 2, 2010 were as follows:

	October 1, 2011	October 2, 2010
Effective interest rate	10.5%	10.5%
(in thousands):
Interest expense—contractual	$297	$397
Amortization of debt discount	$470	$561

Other

The Company leases a software license under a capital lease agreement for approximately $0.8 million. The lease bears interest at 5.25% with a three-year term. As of October 1, 2011, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.3 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at October 1, 2011. The outstanding balance under this facility remains unchanged from July 2, 2011.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations and employment benefit plans, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.8 million and $0.7 million related to operating leases for the quarter ended October 1, 2011 and October 2, 2010, respectively.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters which arise in the ordinary course of business. There are no matters currently pending that the Company expects to have a material adverse effect on its business, results of operations, financial condition or cash flows.

In November, 2010, as a resolution to an ongoing matter, the Company entered into a confidential intellectual property settlement agreement with an entity and several of its employees. Under the terms of the agreement, the Company was awarded a series of scheduled payments which in effect reimbursed the Company for legal expenses incurred related to this matter. As payments became virtually certain to be received, the amounts were credited against Selling, General and Administrative (“SG&A”), expenses in the Consolidated Statement of Operations. During the first quarter of fiscal 2012, the Company received the final payment of approximately $0.8 million.

14. Common Stock and Net Income (Loss) Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter ended October 1, 2011 and October 2, 2010:

	October 1, 2011	October 2, 2010
Numerator:
Net income (loss)	$7,289	$(1,264)

	October 1, 2011	October 2, 2010
Denominator:
Weighted average shares outstanding:
Basic	16,460	12,667
Employee stock options and other	505	—

Diluted	16,965	12,667

The computations of diluted EPS for the quarters ended October 1, 2011 and October 2, 2010 do not include approximately 0.7 million and 1.3 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. Additionally, the Notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

15. Employee Benefit Plans

The following table represents consolidated disclosure of the Company’s Swiss defined benefit pension plan, as described in the 2011 Annual Report on Form 10-K.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the quarter ended October 1, 2011 and October 2, 2010 are as follows (in thousands):

	October 1, 2011	October 2, 2010
Service cost	$85	$99
Interest cost	70	77
Expected return on plan assets	(69)	(76)

Net periodic pension benefits cost	$86	$100

16. Income Taxes

The effective income tax rate for the quarter ended October 1, 2011 was 30.7%, compared to an effective income tax rate of 42.0% for the quarter ended October 2, 2010. The provision (benefit) for income taxes for the quarter ended October 1, 2011 and October 2, 2010 includes the write-off of deferred tax assets related to equity-based compensation of zero and less than $0.1 million, respectively.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, research tax credits, domestic production activities and non-deductible expenses. The higher effective income tax rate of 42.0% in the prior comparable period was attributable to the effect of non-deductible items relative to a lower projected pre-tax result.

At October 1, 2011, the Company’s net U.S. deferred tax assets amounted to approximately $8.2 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.8 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the domestic net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At October 1, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $11.6 million of which approximately $1.5 million was reflected as a non-current liability and approximately $10.1 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of October 1, 2011, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was less than $0.1 million.

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

17. Geographic Revenue and Assets

The Company operates in a single-reportable segment in the test and measurement market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	October 1, 2011	October 2, 2010
Americas	$16,359	$12,983
Europe/Middle East	16,626	12,176
Asia/Pacific	16,041	13,951

Total revenues	$49,026	$39,110

Total assets by geographic area are as follows (in thousands):

	October 1, 2011	July 2, 2011
Americas	$110,035	$109,091
Europe/Middle East	13,579	12,997
Asia/Pacific	7,422	8,105

Total assets	$131,036	$130,193

Total Property, plant and equipment, net by geographic area are as follows (in thousands):

	October 1, 2011	July 2, 2011
Americas	$25,539	$25,213
Europe/Middle East	513	487
Asia/Pacific	557	634

Total property, plant and equipment	$26,609	$26,334

18. Business Acquisition

Acquisition of Bogatin Enterprises, L.L.C.

On July 5, 2011, the Company entered into and closed a Membership Interest Purchase Agreement with Bogatin Enterprises, L.L.C. (“Bogatin”) whereby the Company acquired 100% of the outstanding membership interests of Bogatin. Bogatin is a leading provider of training and publications that help engineers transform complex signal integrity problems into practical design solutions. The Company will use the direct feedback from Bogatin training attendees to provide insight into real-world challenges and therefore, identify areas for product enhancement and development. The Company paid approximately $0.7 million in cash and approximately $0.5 million in aggregate value or approximately 41,000 shares of the

Company’s restricted shares (which become unrestricted on January 5, 2012), based on the average closing price of the common stock five business days immediately preceding the closing date. Additionally, the Company may be obligated to pay an earn-out not to exceed approximately $0.4 million pursuant to the terms of the Purchase Agreement should net sales meet certain target performance thresholds in each calendar year 2011 through 2013.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of the acquisition. The disclosure of pro-forma information, based on the Company’s analysis of Bogatin’s unaudited operating results, would not have a material impact to the Company’s past operating results. Revenues and earnings attributable to the Bogatin acquisition in the consolidated statements of operations for the quarter ended October 1, 2011 were each less than $0.1 million. The Company incurred approximately $0.1 million of costs related to the acquisition, of which less than $0.1 million are included in SG&A expense on the Consolidated Statement of Operations for the quarter ended October 1, 2011.

Based on the preliminary purchase price allocation, the fair values of the net assets acquired, including identifiable intangible assets, was approximately $1.1 million, which is less than the purchase price of approximately $1.2 million, resulting in goodwill of approximately $0.1 million. The goodwill is included in Other non-current assets on the Consolidated Balance Sheet as of October 1, 2011. Approximately $1.4 million was recognized as the fair value of intangible assets. Of this amount, approximately $0.8 million represents the fair value of customer relationships, $0.3 million represents the fair value of a non-compete agreement, $0.3 million represents the fair value of training materials and less than $0.1 million represents the fair value of the Bogatin trade name. The fair values of the identifiable intangibles will be amortized on a straight line basis over a useful life of 5 years. The Company assumed no liabilities. The Company recorded approximately $0.3 million of liabilities which represents the fair value of the earn-out, which is included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet as of October 1, 2011. The final allocation of the purchase price is expected to be completed by the end of the second quarter of fiscal 2012.

19. New Accounting Pronouncements

Recent pronouncements not yet adopted

In September 2011, the Financial Accounting Standards Board, (the “FASB”), issued amended guidance that simplifies goodwill impairment tests. The guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the effect that adoption will have on the Company’s consolidated financial position and results of operations and believes its adoption will not have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. It allows an entity the option to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Stockholders’ Equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. Management believes its adoption will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as this guidance impacts disclosure requirements only.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Consolidated Financial Statements, Notes, MD&A, Risk Factors and Business Risks included in our Annual Report filed on Form 10-K for the fiscal year ended July 2, 2011. Our discussion and analysis is an integral part of understanding our financial results. Also refer to “Basis of Presentation” in the Notes to the Consolidated Financial Statements.

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

Fiscal Year

Our fiscal years end on the Saturday closest to June 30.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, (the “FASB”), issued amended guidance that simplifies goodwill impairment tests. The guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the effect that adoption will have on the Company’s consolidated financial position and results of operations and believes its adoption will not have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. It allows an entity the option to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Stockholders’ Equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. Management believes its adoption will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as this guidance impacts disclosure requirements only.

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

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter ended October 1, 2011 and October 2, 2010.

(Unaudited)	October 1, 2011	October 2, 2010
Revenues:
Test and measurement products	93.6%	93.3%
Service and other	6.4	6.7

Total revenues	100.0	100.0
Cost of revenues	39.0	40.2

Gross profit	61.0	59.8
Operating expenses:
Selling, general and administrative	18.7	39.2
Research and development	18.3	22.0

Total operating expenses	37.0	61.2

Operating income (loss)	24.0	(1.4)
Other income (expense):
Interest income	—	—
Interest expense	(0.9)	(2.1)
Amortization of debt discount	(1.0)	(1.4)
Write-off of bank deferred financing fees	(0.3)	—
Other, net	(0.3)	(0.7)

Other expense, net	(2.5)	(4.2)

Income (loss) before income taxes	21.5	(5.6)
Provision (benefit) for income taxes	6.6	(2.4)

Net income (loss)	14.9%	(3.2)%

Comparison of the Quarter Ended October 1, 2011 and October 2, 2010

Total revenues were approximately $49.0 million for the quarter ended October 1, 2011, compared to $39.1 million for the comparable prior year period, representing an increase of approximately 25.4%, or $9.9 million, primarily as a result of an increase in sales of Test and measurement products. Foreign currency fluctuations favorably impacted revenue by approximately $2.0 million. Our sales were positively impacted by continued strength in customer demand at the high-end and mid-range of our oscilloscope product lines. The increase in sales is fueled by our customers’ resumed spending for capital equipment. Through the launch of innovative high-end products, we believe we have captured some additional share of the high-end market.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $3.1 million for the quarter ended October 1, 2011, representing an increase of approximately 18.4% or $0.5 million, compared to approximately $2.6 million for the comparable prior year period. The increase was primarily the result of higher customer demand for ancillary service orders as a result of improved economic conditions.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total were:

	October 1, 2011	percentage	October 2, 2010	percentage
Americas	$16,359	33.4%	$12,983	33.2%
Europe/Middle East	16,626	33.9	12,176	31.1
Asia/Pacific	16,041	32.7	13,951	35.7

Total revenues	$49,026	100.0%	$39,110	100.0%

For the quarter ended October 1, 2011, revenues were higher in terms of dollars in each geographic location, due to increased sales, particularly of our high-end oscilloscopes, and favorable foreign currency fluctuations.

Gross profit for the quarter ended October 1, 2011 was approximately $29.9 million, or 61.0% gross margin, compared to approximately $23.4 million, or 59.8% gross margin, for the comparable prior year period. The gross margin for the quarter ended October 1, 2011 was positively impacted by higher volumes and product mix. Share-based compensation (benefit) expense for the quarter ended October 1, 2011 and October 2, 2010 was approximately $(0.2) million and $0.1 million, respectively.

Selling, general and administrative (“SG&A”) expense was approximately $9.2 million for the quarter ended October 1, 2011 as compared to approximately $15.3 million for the quarter ended October 2, 2010, representing a decrease of approximately 40.2 % or $6.1 million. Share-based compensation (benefit) expense decreased approximately $8.4 million from approximately $4.0 million expense for the quarter ended October 2, 2010 to a benefit of approximately $(4.4) million for the quarter ended October 1, 2011, driven by a decrease in the fair value of the SARs. The current quarter reflects increased selling expenses as a result of new hires and variable selling and marketing expenses incurred to achieve the higher level of sales, slightly offset by reimbursement of certain legal expenses.

Research and development (“R&D”) expense was approximately $9.0 million for the quarter ended October 1, 2011, compared to approximately $8.6 million for the comparable prior year period, an increase of approximately 4.1% or $0.4 million. The increase was primarily attributable to increases in costs associated with new projects and additional headcount. The increase was partially offset by the share-based compensation (benefit) expense for the quarter ended October 1, 2011 and October 2, 2010 which was approximately $(0.5) million and $0.7 million, respectively, and was primarily impacted by the decrease in the fair value of the SARs in the current period.

Other expense, net, which consists primarily of interest income, interest expense, foreign exchange gains and losses, amortization of debt discount on convertible notes and the write-off of deferred financing fees was approximately $1.2 million for the quarter ended October 1, 2011 compared to approximately $1.6 million for the quarter ended October 2, 2010. The decrease in Other expense, net of approximately $0.4 million was attributable to a decrease in interest expense of approximately $0.3 due to combined effects of a lower borrowing base and more favorable interest rates, a decrease of amortization of debt discount of approximately $0.1 million and a decrease of approximately $0.1 in net foreign exchange losses. The decrease was slightly offset by approximately $0.2 million due to the write-off of deferred financing costs related to the termination of the prior credit agreements.

Income Taxes

Our effective income tax rate for the quarter ended October 1, 2011 was 30.7%, compared to an effective income tax rate of 42.0% for the quarter ended October 2, 2010. Our provision (benefit) for income taxes for the quarter ended October 1, 2011 and October 2, 2010 includes the write-off of deferred tax assets related to equity-based compensation of zero and less than $0.1 million, respectively.

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, research tax credits, domestic production activities and non-deductible expenses. The higher effective income tax rate of 42.0% in the prior comparable period was attributable to the effect of non-deductible items relative to a lower projected pre-tax result.

Liquidity and Capital Resources

On August 8, 2011, we entered into a new agreement, (the “Credit Agreement”) with our lending partners, RBS Citizens, N.A. (“RBS”) and Manufacturers & Traders Bank (“M&T”) for a $75.0 million revolving line of credit which matures August 8, 2016. The Credit Agreement replaced the Amended Credit Agreement and its subsequent modifications. We believe the Credit Agreement will provide long-term liquidity and position us to augment our internal cash generation capabilities by offering better terms and greater financial flexibility.

On October 17, 2011, we repurchased all of the Notes in the principal aggregate amount of $29,650,000, representing 100% of all Notes outstanding. The retirement of the Notes was funded through the Company’s existing credit facility, which currently carries an interest rate of approximately 2.3%. The full amount of the retired Notes is reflected on the consolidated balance sheets at October 1, 2011, as a short-term liability.

Cash and cash equivalents at October 1, 2011 were approximately $9.4 million compared to approximately $5.5 million at July 2, 2011. We had no borrowings outstanding under our existing credit facility and approximately $29.7 million principal outstanding under the Notes at October 1, 2011.

The retirement of the Notes was funded through our existing credit facility. The full amount of the retired Notes is reflected on the Consolidated Balance Sheet at October 1, 2011, as a current liability, even though the credit facility used to retire the Notes is a long-term facility, as the classification represents an estimate of the amount of borrowings that the Company intends to repay in the next twelve months, using current assets and excess available cash flows based on current market conditions and estimations of the Company’s future profitability and liquidity requirements.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations, availability under our revolving credit line and our universal shelf registration for up to $50.0 million filed on August 15, 2011, will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future. While we remain focused on cost control, we believe we have a wide range of financing options and flexibility to invest in the future of the Company.

Operating Activities

Net cash provided by operating activities was approximately $6.8 million and $2.4 million for the quarter ended October 1, 2011 and October 2, 2010, respectively. The first quarter fiscal 2012 net cash provided by operating activities was attributable to net income, deferred income taxes, depreciation and amortization, amortization of debt discount and issuance costs, and write-off of debt issuance costs of approximately $7.3 million, $3.0 million, $1.8 million, $0.6 million and $0.2 million, respectively, less than offset by non-cash share-based compensation benefit of approximately $5.1 million and working capital requirements of approximately $0.9 million. The net cash provided by operating activities in the first quarter fiscal 2011 was attributable to net loss, working capital consumption and deferred income taxes of approximately $1.3 million, $2.2 million and $1.0 million, respectively, more than offset by non-cash depreciation and amortization of approximately $1.3 million, share-based compensation expense of approximately $4.9 million and debt related amortization of approximately $0.7 million.

Investing Activities

Net cash used in investing activities of approximately $2.3 million was attributable to the purchase of property, plant and equipment of approximately $1.6 million and cash paid for the Bogatin acquisition of approximately $0.7 for the quarter ended October 1, 2011. Net cash used in investing activities for the quarter ended October 2, 2010 of approximately $1.1 million was attributable to the purchase of property, plant and equipment.

Financing Activities

Net cash used in financing activities was approximately $0.4 million for the quarter ended October 1, 2011, compared to net cash used in financing activities of approximately $3.7 million in the same period in fiscal 2011. Net cash used in financing activities in the first quarter of fiscal 2012 was primarily due to the payment of debt-issuance costs of approximately $0.4 million, compared to the comparable period in fiscal 2011, which was attributable to repayment of borrowings of $3.0 million and payment of debt issuance costs of approximately $0.6 million.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases, revolving credit and Convertible note obligations, as set forth in the table below (in thousands):

	Payments due by Period as of October 1, 2011
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$129	$129	$—	$—	$—
Supplier agreements	1,313	1,313	—	—	—
Operating lease obligations	8,007	2,783	4,512	712	—
Vendor supplied capital lease agreement	576	288	288	—	—
Convertible notes principal amount (1)	29,650	29,650	—	—	—
Convertible notes, contractual interest (1)	595	595	0	—	—

Total (2)(3)	$40,270	$34,758	$4,800	$712	$—

(1)	The Convertible notes were repurchased on October 17, 2011 and funded through the Company’s existing credit facility. The contractual interest represents the 4% semi-annual interest payment due on October 15, 2011 on the Notes principal balance at October 1, 2011. The contractual interest was paid on October 15, 2011.
(2)	The Contractual Obligations and Other Commitments table does not include any reserve for income taxes because we are unable to reasonably predict the ultimate amount of timing of settlement of our reserves. Additionally, as of October 1, 2011, there were no amounts outstanding under our revolving line of credit facility.
(3)	The Contractual Obligations and Other Commitments table does not include our estimate of future benefit payments under our Swiss defined benefit plan at October 1, 2011, which are expected to be approximately $0.1 million for each fiscal year from 2012 through 2021.

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP (in thousands):

	Quarter Ended	Quarter Ended
	October 1, 2011	October 2, 2010
Net income (loss)	$7,289	$(1,264)
Interest expense, net	594	779
Amortization of debt discount on convertible notes	470	561
Income tax provision (benefit)	3,230	(916)
Depreciation and amortization	1,764	1,347

EBITDA	$13,347	$507
Share-based compensation (benefit) expense	(5,067)	4,869
Business realignment	81	—
Acquisition costs	38	—
Loss on foreign exchange, net	170	271
Other expense	1	6

Adjusted EBITDA	$8,570	$5,653

EBITDA and Adjusted EBITDA are not defined under generally accepted accounting principles as applied in the United States. We define EBITDA as net income (loss) before interest (including the amortization of the debt discount on convertible notes and write-off of debt issuance costs), income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for share-based compensation, business realignment, acquisition costs, foreign exchange losses and other, net. Under our Credit Agreement, we are required to comply with covenants including total leverage ratio defined as funded debt to adjusted EBITDA such defined in that agreement and may differ from the calculation presented above.

We use EBITDA and Adjusted EBITDA as tools to evaluate our operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to management, investors and prospective investors by excluding certain charges and other amounts that relate to capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rate, net operating losses and uncertain tax positions or valuation allowance), the age and book depreciation of property and equipment (affecting depreciation expense), and share based compensation among others listed above. EBITDA and Adjusted EBITDA are included in this presentation to provide management, our investors and prospective investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our operations and to provide a consistent basis for comparison between periods. We believe EBITDA and Adjusted EBITDA when viewed with both our U.S. GAAP results and the reconciliation to net income (loss) provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, income taxes, depreciation and amortization, share-based compensation , business realignment charges, acquisition costs and foreign exchange losses, are significant components in understanding our financial performance. EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies or terms defined in our current Credit Agreement.

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

Forward-Looking Information

We discuss expectations regarding our future performance in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking” statements are based on currently available information, business plans and projections about future events and trends. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “will”, “plan”, “intend”, “expect” and similar expressions identify forward-looking statements. Except as required by federal securities law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. When evaluating our business, the Risk Factors included in Item 1A. of our Annual Report filed on Form 10-K for the fiscal year ended July 2, 2011 should be considered in conjunction with all other information included in our filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer