Form 10-Q
period 2011-12-31
LECROY CORP
filed 2012-02-08
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of common stock outstanding as of February 3, 2012 was 16,685,978.

LeCROY CORPORATION

FORM 10-Q

INDEX

		Page No.
PART I
FINANCIAL INFORMATION		1

Item 1.	Financial Statements:	1

	Consolidated Balance Sheets (Unaudited) as of December 31, 2011 and July 2, 2011	1

	Consolidated Statements of Operations (Unaudited) for the Quarter ended December 31, 2011 and January 1, 2011 and Two Quarters ended December 31, 2011 and January 1, 2011	2

	Consolidated Statements of Cash Flows (Unaudited) for the Two Quarters ended December 31, 2011 and January 1, 2011	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II

OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

Signature		27

LeCroy®, WaveMaster®, WavePro®, WaveRunner®, WaveSurfer®, WaveJet®, WaveAce®, WaveExpert®, PeRT®, SPARQ®, CATC®, MAUI®, QualiPHY®, EyeDoctor®, HRO™ and others referenced in this document are LeCroy trademarks in the United States and other countries. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	December 31, 2011	July 2, 2011
ASSETS

Current assets:
Cash and cash equivalents	$5,123	$5,488
Accounts receivable, net of reserves of $850 and $487 respectively	35,106	31,562
Inventories, net	46,478	48,248
Other current assets	10,866	13,329

Total current assets	97,573	98,627
Property, plant and equipment, net	27,181	26,334
Intangible assets, net	1,677	499
Other non-current assets	4,019	4,733

Total assets	$130,450	$130,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,733	$17,896
Accrued expenses and other current liabilities	20,575	24,728
Bank debt	22,600	—
Convertible notes, net of unamortized discount of $0 and $553, respectively	—	29,097

Total current liabilities	60,908	71,721

Deferred revenue and other non-current liabilities	4,501	3,968

Total liabilities	65,409	75,689
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of December 31, 2011 and July 2, 2011)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 16,649,978 shares issued and outstanding at December 31, 2011 and 16,443,542 shares issued and outstanding at July 2, 2011)	166	164
Additional paid-in capital	155,657	153,171
Accumulated other comprehensive income	3,743	5,788
Accumulated deficit	(94,525)	(104,619)

Total stockholders’ equity	65,041	54,504

Total liabilities and stockholders’ equity	$130,450	$130,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Two Quarters Ended
In thousands, except per share data	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Revenues:
Test and measurement products	$47,621	$41,884	$93,526	$78,357
Service and other	3,516	3,128	6,637	5,765

Total revenues	51,137	45,012	100,163	84,122
Cost of revenues	20,648	17,371	39,792	33,093

Gross profit	30,489	27,641	60,371	51,029
Operating expenses:
Selling, general and administrative	16,105	15,738	25,281	31,087
Research and development	9,960	9,430	18,912	18,032

Total operating expenses	26,065	25,168	44,193	49,119

Operating income	4,424	2,473	16,178	1,910
Other income (expense):
Loss on extinguishment of convertible notes, net of issue cost write-off	—	(532)	—	(532)
Interest income	21	12	45	23
Interest expense	(295)	(622)	(760)	(1,412)
Amortization of debt discount on convertible notes	(82)	(511)	(552)	(1,072)
Write-off of bank deferred financing fees	—	—	(153)	—
Other, net	(157)	(341)	(328)	(618)

Other expense, net	(513)	(1,994)	(1,748)	(3,611)

Income (loss) before income taxes	3,911	479	14,430	(1,701)
Provision (benefit) for income taxes	1,106	179	4,336	(737)

Net income (loss)	$2,805	$300	$10,094	$(964)

Net income (loss) per common share:
Basic	$0.17	$0.02	$0.61	$(0.07)
Diluted	$0.16	$0.02	$0.59	$(0.07)
Weighted average number of common shares:
Basic	16,564	14,577	16,512	13,622
Diluted	17,036	15,210	17,001	13,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Two Quarters Ended
In thousands	December 31, 2011	January 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,094	$(964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,597	2,710
Share-based compensation	(3,235)	9,117
Amortization of debt issuance costs	183	270
Amortization of debt discount on convertible notes	552	1,072
Deferred income taxes	3,051	(751)
Write-off of debt issuance costs	153	—
Loss on extinguishment of convertible notes, net of issue cost write-off	—	532
Loss (gain) on disposal of property, plant and equipment	3	(68)
Change in operating assets and liabilities:
Accounts receivable	(5,592)	271
Inventories	750	(8,502)
Other current and non-current assets	189	(1,729)
Accounts payable, accrued expenses and other liabilities	1,033	5,246

Net cash provided by operating activities	10,778	7,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,366)	(2,594)
Purchase of business	(650)	—

Net cash used in investing activities	(4,016)	(2,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	35,324	3,500
Redemption of convertible notes	(29,650)	—
Repurchase of convertible notes	—	(10,175)
Payments made on capital leases	(129)	(128)
Payment of debt issuance costs	(419)	(625)
Proceeds from stock issuance, net of underwriters’ discount	—	23,117
Repayment of borrowings under credit line	(12,724)	(20,500)
Proceeds from employee stock purchase and option plans	728	687

Net cash used in financing activities	(6,870)	(4,124)

Effect of exchange rate changes on cash and cash equivalents	(257)	399

Net (decrease) increase in cash and cash equivalents	(365)	885
Cash and cash equivalents at beginning of the period	5,488	7,822

Cash and cash equivalents at end of the period	$5,123	$8,707

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$737	$1,171
Income taxes, net of refunds	461	240
Non-cash transactions:
Transfer of inventory into property, plant and equipment	956	1,375
Debt issue costs, unpaid	20	—
Stock offering expenses, unpaid	—	418
Common stock issued for acquisition of business	500	—
Property, plant and equipment acquired under capital lease	—	794

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

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended December 31, 2011 and January 1, 2011 is approximately $1.8 million and $4.2 million, respectively. For the two quarters ended December 31, 2011 and January 1, 2011, total share-based compensation (benefit) expense is approximately $(3.2) million and $9.1 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and two quarters ended December 31, 2011 and January 1, 2011:

	Quarter Ended December 31, 2011	Two Quarters Ended December 31, 2011	Quarter Ended January 1, 2011	Two Quarters Ended January 1, 2011
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	0.90% - 1.08%	0.87% - 1.70%	1.13% - 1.98%	1.13% - 1.98%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.97% - 62.74%	58.70% - 62.74%	57.09% - 57.30%	56.22% - 57.30%
Weighted average fair value of options granted	$5.12	$5.74	$4.45	$3.06

Changes in the Company’s stock options for the quarter and two quarters ended December 31, 2011 were:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 2, 2011	2,195,821	$7.22
Granted	126,000	$11.60
Exercised	(15,294)	$3.50
Expired	(20,620)	$20.18
Forfeited	(15,684)	$9.71

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2011	2,270,223	$7.35	4.30	$5,573
Granted	35,917	$9.71
Exercised	(59,172)	$4.12
Expired	(60,544)	$17.00
Forfeited	(21,700)	$5.46

Outstanding at December 31, 2011	2,164,724	$7.23	4.26	$6,021

Vested and expected to vest at December 31, 2011	2,107,562	$7.23	4.10	$5,892

Exercisable at December 31, 2011	1,211,600	$7.83	3.42	$3,481

Approximately 15,900 immediately vested options were granted during the second quarter ended December 31, 2011, representing an annual grant to the board of directors.

The total intrinsic value of stock options exercised during the quarter and two quarters ended December 31, 2011 was approximately $0.3 million and $0.4 million, respectively, as compared to approximately $0.2 million and $0.3 million for the quarter and two quarters ended January 1, 2011, respectively.

As of December 31, 2011, there was approximately $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. Approximately $0.1 million and $0.2 million of compensation cost was capitalized in inventory for the quarter and two quarters ended January 1, 2011. There were no amounts capitalized in inventory for the quarter or two quarters ended December 31, 2011.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter and two quarters ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 2, 2011	34,189	$8.03
Granted	15,266	$8.82
Vested	(12,942)	$8.27
Forfeited	—	$—

Non-vested stock at October 1, 2011	36,513	$8.28
Granted	25,197	$10.12
Vested	(27,697)	$9.64
Forfeited	(946)	$8.33

Non-vested stock at December 31, 2011	33,067	$8.54

As of December 31, 2011, there was approximately $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of less than one year.

Approximately 25,200 shares of immediately vested restricted stock were granted during the second quarter ended December 31, 2011, representing an annual grant to the board of directors.

Employee Stock Purchase Plan (ESPP)

As of December 31, 2011 and July 2, 2011, there was approximately $0.1 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At December 31, 2011, there was approximately $4.3 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended December 31, 2011	Quarter Ended July 2, 2011
Expected holding period (years)	2.6	2.7
Risk-free interest rate	0.19% - 0.71%	0.45% - 1.05%
Dividend yield	0.0%	0.0%
Expected volatility	58.77% - 67.35%	47.72% - 66.75%
Weighted average fair value of SARs granted and outstanding	$3.68	$7.22

As of December 31, 2011 and July 2, 2011, there was approximately $7.0 million and $11.5 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter and two quarters ended December 31, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 2, 2011	2,642,250	$6.89
Granted	580,000	$8.82
Exercised	—
Forfeited	—

Outstanding at October 1, 2011	3,222,250	$7.23	4.23	$2,944

Outstanding at December 31, 2011	3,222,250	$7.23	3.98	$4,029

Vested and expected to vest at December 31, 2011	3,155,656	$7.23	3.93	$3,959

Exercisable at December 31, 2011	1,719,750	$7.38	2.83	$1,765

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were less than $0.1 million and approximately $0.3 million for the quarter and two quarters ended December 31, 2011 and $0.1 million and $0.2 million for the quarter and two quarters ended January 1, 2011, respectively.

Service and other revenue

Service and other revenue includes extended warranty contracts, repairs and calibrations performed on instruments after the expiration of their normal warranty period, direct service accessories and packages, payments for research and development activities in accordance with a third party agreement, software maintenance agreements and training seminar revenue. The Company records deferred revenue for extended warranty contracts, software maintenance agreements and calibration services and recognizes such revenue on a straight-line basis over the related service period.

The Company recognized approximately $0.3 million and $0.5 million in other revenue related to a research and development and distribution agreement for each of the quarter and two quarter periods ended December 31, 2011 and January 1, 2011, respectively. Revenue is being recognized ratably over the three year term of the agreement.

The Company recognized approximately $0.2 million and $0.3 million in other revenue related to training and seminars for the quarter and two quarter periods ended December 31, 2011. No amounts were recognized for the comparable periods in fiscal 2011, as these amounts relate to the Bogatin Enterprises, L.L.C acquisition, as discussed below in “Acquisition of Bogatin Enterprises, L.L.C” in Note 18. Revenue is being recognized upon completion of the seminars by the attendees.

4. Business Realignment and Restructuring Initiatives

Fiscal 2012 Business Realignment

In the second quarter of fiscal 2012, as a result of changes in the organization, the Company recorded severance of approximately $0.9 million; approximately $0.6 million of which was expensed to Selling, general and administrative (“SG&A”) and approximately $0.3 million of which was expensed to Research and development (“R&D”), as a result of headcount reductions for twenty-three employees or approximately 4.5% of the workforce compared to July 2, 2011. At December 31, 2011, approximately $0.1 million had been paid by the end of the second quarter and approximately $0.8 million is in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of this fiscal year.

In the first quarter of fiscal 2012, as a result of changes in the organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for four employees. At December 31, 2011, less than $0.1 million had been paid and approximately $0.1 million is in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2011 Business Realignment

In the fourth quarter of fiscal 2011, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for two employees or less than 1.0% of the workforce compared to July 3, 2010. At December 31, 2011, approximately $0.1 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of Fiscal 2014. As of December 31, 2011, approximately $0.2 million remains in Accrued expenses and other current liabilities and approximately $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of December 31, 2011, approximately $2.5 million has been paid in cash, and less than $0.1 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the third quarter of fiscal 2012.

5. Derivative Instruments and Fair Value

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and two quarters ended December 31, 2011 and January 1, 2011 is as follows (in thousands):

Derivatives	Location of (Loss)/Gain Recognized in Income on Derivatives	Quarter Ended Amount of (Loss)/Gain Recognized in Income on Derivatives	Two Quarters Ended Amount of (Loss)/Gain Recognized in Income on Derivatives
Period ended December 31, 2011 Foreign exchange forward contracts	Other, net	(267)	(1,088)
Period ended January 1, 2011 Foreign exchange forward contracts	Other, net	582	908

The net (losses) gains resulting from changes in the fair value of these derivatives, as presented above, combined with the net gains resulting from transactions denominated in other than their functional currencies were net losses of approximately $0.2 million and $0.3 million for the quarter and two quarters ended December 31, 2011, as compared to net losses of approximately $0.3 million and $0.6 million for the quarter and two quarters ended January 1, 2011, respectively.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at December 31, 2011	Notional Amount at July 2, 2011
Buy Swiss Francs for US Dollars	$4.5	$7.1
Sell Japanese Yen for US Dollars	1.8	1.9
Sell Euros for US Dollars	2.6	2.9
Sell Euros for Swiss francs	4.2	4.3
Other foreign currency forwards	0.5	0.2

Total	$13.6	$16.4

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2011, the fair values of the Company’s financial asset are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$6	—	$6

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net asset of less than $0.1 million at July 2, 2011.

6. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Quarter Ended		Two Quarters Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net income (loss)	$2,805	$300	$10,094	$(964)
Foreign currency translation (loss) gain	(489)	626	(2,045)	2,183

Comprehensive income	$2,316	$926	$8,049	$1,219

7. Inventories, net

Inventories consist of the following (in thousands):

	December 31, 2011	July 2, 2011
Raw materials	$11,886	$13,566
Work in process	9,749	11,150
Finished goods	24,843	23,532

Total	$46,478	$48,248

The value of demonstration units included in finished goods was approximately $17.6 million and $17.4 million at December 31, 2011 and July 2, 2011, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through the Company’s normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $2.4 million and $2.3 million at December 31, 2011 and July 2, 2011, respectively.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31, 2011	July 2, 2011
Deferred tax assets, net	$5,841	$7,926
Prepaid taxes	102	110
Prepaid deposits	550	653
Prepaid insurance	157	141
Other receivables	1,500	1,462
Value-added tax receivable	445	1,043
Prepaid occupancy costs	447	229
Deferred financing fees	191	349
Other	1,633	1,416

Total	$10,866	$13,329

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	December 31, 2011	July 2, 2011
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,546
Accumulated amortization		(8,350)	(8,296)

Net carrying amount		$196	$250

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,369)	(1,343)

Net carrying amount		$223	$249

Customer lists, non-compete agreement, training materials and trade name	5.0 years	$1,398	—
Accumulated amortization		(140)	—

Net carrying amount		$1,258	—

Total net carrying amount	3.6 years	$1,677	$499

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	December 31, 2011	July 2, 2011
Deferred tax assets, net	$2,641	$3,615
Deferred financing costs on credit agreement	665	405
Other	713	713

Total	$4,019	$4,733

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2011	July 2, 2011
Compensation and benefits, including severance (a)	$6,749	$6,700
SARs liability	6,985	11,480
Warranty	1,025	1,068
Deferred revenue, current portion (b)	1,502	1,432
Accrued interest on debt	78	265
Retained liabilities from discontinued operations	160	160
Capital leases, current portion (c)	268	261
Professional fees	428	399
Income tax payable	1,145	363
Deferred tax liabilities	271	298
Value-added tax liabilities	638	1,049
Other current liabilities	1,326	1,253

Total	$20,575	$24,728

(a)	At July 2, 2011, amount includes approximately $0.9 million of SARs payments due for exercises made in the fourth quarter of fiscal 2011 which was paid during the quarter ended October 1, 2011.
(b)	The long-term portion of Deferred revenue is approximately $1.1 million and $0.9 million as of December 31, 2011 and July 2, 2011, respectively, and is classified within Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.
(c)	The long-term portion of Capital leases is approximately $0.2 million and $0.3 million as of December 31, 2011 and July 2, 2011, respectively and is classified within Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	December 31, 2011	July 2, 2011
Balance at beginning of period	$1,068	$867
Accruals for warranties issued during the period	295	1,260
Warranty costs incurred during the period	(338)	(1,059)

Balance at end of period	$1,025	$1,068

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

The proceeds of the borrowings under the Credit Agreement were used to retire the 4.00% Convertible Senior Notes due 2026, (the “Notes”), which were repurchased on October 17, 2011. The Credit Agreement matures on August 8, 2016. Under certain conditions, the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated.

The Company incurred approximately $0.4 million of financing costs in connection with this Credit Agreement which are deferred and amortized, on a straight line basis, over the term of the Credit Agreement. Since the borrowing capacity of the new arrangement is greater than the borrowing capacity under the old arrangement, the Company will continue to amortize approximately $0.5 million of the approximately $0.7 million of unamortized deferred financing costs related to prior credit agreements, as this amount pertains to the continuing lenders of the preceding agreements. The Company expensed the balance of approximately $0.2 million during the quarter ended October 1, 2011 as this amount represented fees paid to a lender which is no longer a lending party in the Credit Agreement. At December 31, 2011, approximately $0.2 million of deferred financing costs were included in Other current assets and approximately $0.7 million were included in Other non-current assets.

First Amendment to the Credit Agreement

Effective December 21, 2011, the Company entered into the First Amendment of the Credit Agreement to modify certain provisions related to the limits placed on the repurchase of outstanding the Company’s common stock. There were no costs related to this amendment.

As of December 31, 2011, the Company had approximately $22.6 million outstanding under the credit facility, reflected as a current liability on the Consolidated Balance Sheet. Even though the credit facility is a long-term facility, the classification represents an estimate of the amount of borrowings that the Company intends to repay in the next twelve months, using current assets and excess available cash flows based on current market conditions and estimations of the Company’s future profitability and liquidity requirements. As of December 31, 2011, the Company was in compliance with its financial covenants.

Convertible Debt

On October 17, 2011, the Company repurchased all of the Notes in the principal aggregate amount of approximately $29.7 million, representing 100% of all Notes outstanding as of October 1, 2011. The retirement of the Notes was funded through the existing credit facility.

The carrying amount of the equity component of the Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Notes as of December 31, 2011 and July 2, 2011 were as follows (in thousands):

	December 31, 2011	July 2, 2011
Equity component of Convertible notes	$—	$8,326

Principal amount of Convertible notes	—	$29,650
Unamortized discount of Convertible notes	—	(553)

Liability component of Convertible notes	$—	$29,097

The effective interest rate, contractual interest expense and amortization of debt discount for the Notes for the quarter and two quarters ended December 31, 2011 and January 1, 2011 were as follows:

	Quarter Ended		Two Quarters Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Effective interest rate	10.5%	10.5%	10.5%	10.5%
(in thousands):
Interest expense—contractual	$48	$297	$345	$694
Amortization of debt discount	$82	$511	$552	$1,072

As of July 2, 2011, the market value of the Notes was approximately $31.4 million. Fair value is determined through information obtained from a third party, using the latest available market data. As of July 2, 2011, unamortized fees related to the Notes of approximately $0.1 million were included in Other current assets on the Consolidated Balance Sheet. During the quarter ended January 1, 2011, the Company repurchased $10.0 million of the Notes and recorded a loss on the extinguishment of approximately $0.5 million.

Other

The Company leases a software license under a capital lease agreement for approximately $0.8 million. The lease bears interest at 5.25% with a three-year term. As of December 31, 2011, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.2 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at December 31, 2011. The outstanding balance under this facility remains unchanged from July 2, 2011.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations and employment benefit plans, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.7 million and $1.5 million related to operating leases for the quarter and two quarters ended December 31, 2011, respectively, and approximately $0.7 million and $1.4 million for the quarter and two quarters ended January 1, 2011, respectively.

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

In November, 2010, as a resolution to an ongoing matter, the Company entered into a confidential intellectual property settlement agreement with an entity and several of its employees. Under the terms of the agreement, the Company was awarded a series of scheduled payments which in effect reimbursed the Company for legal expenses incurred related to this matter. As payments became virtually certain to be received, the amounts were credited against Selling, General and Administrative (“SG&A”), expenses in the Consolidated Statement of Operations. During the first quarter of fiscal 2012, the Company received the final payment of approximately $0.8 million. For the quarter ended January 1, 2011, the Company recorded approximately $0.3 million as a credit to SG&A expenses for the reimbursement of fees.

On January 5, 2012, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting certain documents related to certain of the Company’s exports to and business activities in China. The Company is in the process of responding to the subpoena and intends to cooperate fully with this investigation. While the Company cannot predict the ultimate outcome of this matter, the Company does not expect the outcome to have a material effect on the Company’s financial condition, results of operations, or cash flows.

14. Common Stock and Net Income (Loss) Per Common Share (EPS)

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter and two quarters ended December 31, 2011 and January 1, 2011:

	Quarter Ended		Two Quarters Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Numerator:
Net income (loss)	$2,805	$300	$10,094	$(964)

Denominator:
Weighted average shares outstanding:
Basic	16,564	14,577	16,512	13,622
Employee stock options and other	472	633	489	—

Diluted	17,036	15,210	17,001	13,622

The computations of diluted EPS for the quarters ended December 31, 2011 and January 1, 2011 do not include approximately 0.7 million and 0.7 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for the two quarters ended December 31, 2011 and January 1, 2011 do not include approximately 1.5 million and 1.0 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. For the periods ended January 1, 2011, the Notes had no impact on the diluted EPS calculations because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

On January 9, 2012, the Company’s Board of Directors authorized a share repurchase program of up to five million shares of the Company’s common stock. The Company is authorized to make repurchases from time-to-time in the open market and in privately negotiated transactions. The program may be discontinued at any time at the discretion of the Company. The Company cancelled its prior general stock repurchase program authorized on May 25, 2006.

15. Employee Benefit Plans

The following table represents consolidated disclosure of the Company’s Swiss defined benefit pension plan, as described in the 2011 Annual Report on Form 10-K.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the quarter and two quarters ended December 31, 2011 and January 1, 2011 are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Service cost	$114	$105	$240	$204
Interest cost	94	81	198	158
Expected return on plan assets	(92)	(81)	(194)	(157)

Net periodic pension benefit cost	$116	$105	$244	$205

16. Income Taxes

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from the Company’s geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, research tax credits, domestic production activities deductions and non-deductible expenses. The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur.

The effective income tax rates for the quarter and two quarters ended December 31, 2011 were 28.3% and 30.1%, respectively, compared to an effective income tax rate of 37.4% and 43.3%, for the quarter and two quarters ended January1, 2011, respectively. The effective income tax rate for the quarter and two quarters ended December 31, 2011 includes a tax benefit of approximately $0.1 million related to research and development tax credits. The effective income tax rate for the quarter and two quarters ended January 1, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, and a tax benefit of approximately $0.3 million related to research and development tax credits.

At December 31, 2011, the Company’s net U.S. deferred tax assets amounted to approximately $8.4 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.8 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the state net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At December 31, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $11.7 million of which approximately $1.5 million was reflected as a non-current liability and approximately $10.2 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that approximately $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was less than $0.1 million.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. These taxing authorities routinely examine the Company’s tax returns. For federal and foreign income tax purposes, the fiscal 2008 through 2011 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2007 through 2011 tax years remain open for examination by the tax authorities.

17. Geographic Revenue and Assets

The Company operates in a single-reportable segment in the test and measurement market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Americas	$15,384	$12,601	$31,743	$25,584
Europe/Middle East	19,681	18,978	36,307	31,154
Asia/Pacific	16,072	13,433	32,113	27,384

Total revenues	$51,137	$45,012	$100,613	$84,122

Total assets by geographic area are as follows (in thousands):

	December 31, 2011	July 2, 2011
Americas	$107,623	$109,091
Europe/Middle East	14,526	12,997
Asia/Pacific	8,301	8,105

Total assets	$130,450	$130,193

Total property, plant and equipment, net by geographic area are as follows (in thousands):

	December 31, 2011	July 2, 2011
Americas	$25,973	$25,213
Europe/Middle East	527	487
Asia/Pacific	681	634

Total property, plant and equipment	$27,181	$26,334

18. Business Acquisition

Acquisition of Bogatin Enterprises, L.L.C.

On July 5, 2011, the Company entered into and closed a Membership Interest Purchase Agreement with Bogatin Enterprises, L.L.C. (“Bogatin”) whereby the Company acquired 100% of the outstanding membership interests of Bogatin. Bogatin is a leading provider of training and publications that help engineers transform complex signal integrity problems into practical design solutions. The Company will use the direct feedback from Bogatin training attendees to provide insight into real-world challenges and therefore, identify areas for product enhancement and development. The Company paid approximately $0.7 million in cash and approximately $0.5 million in aggregate value or approximately 41,000 shares of the Company’s restricted shares (which became unrestricted on January 5, 2012), based on the average closing price of the common stock five business days immediately preceding the closing date. Additionally, the Company may be obligated to pay an earn-out not to exceed approximately $0.4 million pursuant to the terms of the Purchase Agreement should net sales meet certain target performance thresholds in each calendar year 2011 through 2013.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of the acquisition. The disclosure of pro-forma information, based on the Company’s analysis of Bogatin’s unaudited operating results, would not have a material impact to the Company’s past operating results. Revenues and earnings attributable to the Bogatin acquisition in the consolidated statements of operations for the quarter and two quarters ended December 31, 2011 were approximately $0.2 million and $0.3 million, respectively. During the first quarter, the Company incurred less than $0.1 million of costs related to the acquisition, which is included in SG&A expense on the Consolidated Statement of Operations for the two-quarters ended December 31, 2011.

The Company completed the final purchase price allocation during the second quarter ended December 31, 2011. The fair values of the net assets acquired, including identifiable intangible assets, was approximately $1.1 million, which is less than the purchase price of approximately $1.2 million, resulting in goodwill of approximately $0.1 million. The goodwill is included in Other non-current assets on the Consolidated Balance Sheet as of December 31, 2011. Approximately $1.4 million was recognized as the fair value of intangible assets. Of this amount, approximately $0.8 million represents the fair value of customer relationships, $0.3 million represents the fair value of a non-compete agreement, $0.3 million represents the fair value of training materials and less than $0.1 million represents the fair value of the Bogatin trade name. The fair values of the identifiable intangibles will be amortized on a straight line basis over a useful life of 5 years. The Company assumed no liabilities. The Company recorded approximately $0.3 million of liabilities which represents the fair value of the earn-out, which is included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2011.

19. New Accounting Pronouncements

Recent pronouncements not yet adopted

In September 2011, the Financial Accounting Standards Board, (the “FASB”), issued amended guidance that simplifies goodwill impairment tests. The guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for interim and annual periods beginning after December 15, 2011. Management believes its adoption will not have a material impact on the Company’s consolidated financial position and results of operations, but may require enhanced disclosures.

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

In May 2011, the FASB issued updated guidance which results in more conformity of fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The guidance includes amendments that clarify the intent around the application of existing fair value measurements and disclosures and also changes certain principles or requirements for measurement and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. Management will apply the guidance in the third quarter of fiscal 2012 and believes its adoption will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, but may require enhanced disclosures.

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

Business Realignment Initiative

As a result of changes in the organization, the Company developed a cost-reduction program that consisted of reductions in work force. In the second quarter of fiscal 2012, we recorded severance of approximately $0.9 million, of which approximately $0.6 million was expensed to Selling, general and administrative and $0.3 million was expensed to Research and development. This resulted from headcount reductions of twenty-three employees or approximately 4.5% of the workforce compared to July 2, 2011. As of December 31, 2011, approximately $0.1 million has been paid in cash and approximately $0.8 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the fourth quarter of fiscal 2012.

Fiscal Year

Our fiscal years end on the Saturday closest to June 30.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, (the “FASB”), issued amended guidance that simplifies goodwill impairment tests. The guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company believes its adoption will not have a material impact on the Company’s consolidated financial position and results of operations, but may require enhanced disclosures.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. It allows an entity the option to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Stockholders’ Equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company believes its adoption will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as this guidance impacts disclosure requirements only.

In May 2011, the FASB issued updated guidance which results in more conformity of fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The guidance includes amendments that clarify the intent around the application of existing fair value measurements and disclosures and also changes certain principles or requirements for measurement and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will apply the guidance in the third quarter of fiscal 2012 and believes its adoption will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, but may require enhanced disclosures.

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and two quarters ended December 31, 2011 and January 1, 2011.

	Quarter Ended		Two Quarters Ended
(Unaudited)	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Revenues:
Test and measurement products	93.1%	93.1%	93.4%	93.1%
Service and other	6.9	6.9	6.6	6.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	40.4	38.6	39.7	39.3

Gross profit	59.6	61.4	60.3	60.7
Operating expenses:
Selling, general and administrative	31.5	35.0	25.2	37.0
Research and development	19.5	20.9	18.9	21.4

Total operating expenses	51.0	55.9	44.1	58.4
Operating income	8.6	5.5	16.2	2.3
Other (expense) income:
Loss on extinguishment of convertible notes, net of issue cost write-off	—	(1.2)	—	(0.6)
Interest income	—	—	—	—
Interest expense	(0.6)	(1.4)	(0.8)	(1.7)
Amortization of debt discount on convertible notes	(0.2)	(1.1)	(0.5)	(1.3)
Write-off of bank deferred financing fees	—	—	(0.2)	—
Other, net	(0.2)	(0.7)	(0.3)	(0.7)

Other expense, net	(1.0)	(4.4)	(1.8)	(4.3)
Income (loss) before income taxes	7.6	1.1	14.4	(2.0)
Provision (benefit) for income taxes	2.1	0.4	4.3	(0.9)

Net income (loss)	5.5%	0.7%	10.1%	(1.1)%

Comparison of the Quarter Ended December 31, 2011 and January 1, 2011

Total revenues were approximately $51.1 million for the quarter ended December 31, 2011, compared to $45.0 million for the comparable prior year period, representing an increase of approximately 13.6%, or $6.1 million, primarily as a result of an increase in sales of Test and measurement products. Our technology advantage continues to provide us with the ability to drive sales in the high-end of our oscilloscope products. Demand and sales for our mid-range and low-end oscilloscopes continues to be strong, with solid distribution partnerships in place to support our sales force and build our user base.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $3.5 million for the quarter ended December 31, 2011, representing an increase of approximately 12.4% or $0.4 million, compared to approximately $3.1 million for the comparable prior year period. The increase was due to the result of higher customer demand for ancillary service orders and the addition of training and seminar revenue of approximately $0.2 million in the current quarter.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total sales were:

	Quarter Ended December 31, 2011	percentage	Quarter Ended January 1, 2011	percentage
Americas	$15,384	30.1%	$12,601	28.0%
Europe/Middle East	19,681	38.5%	18,978	42.2
Asia/Pacific	16,072	31.4%	13,433	29.8

Total revenues	$51,137	100.0%	$45,012	100.0%

For the quarter ended December 31, 2011, world-wide revenues, in dollars, increased due to customer demand in all geographic regions, led by Europe/Middle East. For the quarter ended December 31, 2011, favorable foreign currency fluctuations positively impacted revenue by approximately $0.1 million.

Gross profit for the quarter ended December 31, 2011 was approximately $30.5 million, or 59.6% gross margin, compared to approximately $27.6 million, or 61.4% gross margin, for the comparable prior year period. The gross margin for the quarter ended December 31, 2011 was negatively impacted by product mix, with increased sales of our lower margin oscilloscopes and the weakness in the value of the Euro. Share-based compensation expense for each of the quarters ended December 31, 2011 and January 1, 2011 was approximately $0.1 million.

Selling, general and administrative (“SG&A”) expense was approximately $16.1 million for the quarter ended December 31, 2011 as compared to approximately $15.7 million for the quarter ended January 1, 2011, representing an increase of approximately 2.3% or $0.4 million. The increase was primarily due to higher variable selling and marketing costs incurred as a result of the approximate $6.1 million increase in sales over the comparable prior year period, including certain targeted sales and marketing investments made for upcoming product introductions. In addition, the current period includes an expense of approximately $0.6 million for severance charges and approximately $0.1 million of amortization expense for intangibles acquired through the Company’s acquisition of Bogatin Enterprises, L.L.C. The increases were partially offset by a decrease of approximately $2.1 million in share-based compensation expense which was approximately $1.4 million in the current period as compared to $3.5 million in the second quarter of fiscal 2011, driven by the decrease in the fair value of the SARs.

Research and development (“R&D”) expense was approximately $10.0 million for the quarter ended December 31, 2011, compared to approximately $9.4 million for the comparable prior year period, an increase of approximately 5.6% or $0.6 million. The increase in R&D was attributable to incremental charges associated with our new products and expenditures for ongoing initiatives and approximately $0.3 million of severance charges due to organizational changes. The overall increase is partially off-set by the approximate $0.3 million decrease in share-based compensation. For the quarters ended December 31, 2011 and January 1, 2011, share based compensation expense was approximately $0.3 million and $0.6 million respectively, and was primarily impacted by the decrease in the fair value of the SARs.

Other expense, net, which consists primarily of: losses and gains on the extinguishment of our convertible notes, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $0.5 million for the quarter ended December 31, 2011 compared to approximately $2.0 million for the quarter ended January 1, 2011, a decrease of approximately $1.5 million or 74.3%. The decrease is primarily due to the elimination of the amortization of debt discount on the convertible notes, redeemed on October 17, 2011, which decreased by approximately $0.4 million from approximately $0.6 million for the quarter ended January 1, 2011 compared to approximately $0.1 million for the quarter ended December 31, 2011. Interest expense decreased by approximately $0.3 million from approximately $0.6 million for the quarter ended January 1, 2011, to approximately $0.3 million for the comparable current year period. Other, net decreased by approximately $0.2 million, from approximately $0.3 million for the quarter ended January 1, 2011 to approximately $0.2 million in the current quarter predominantly due to decreased foreign currency losses. The prior period also included a loss on the extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million.

Comparison of the Two Quarters Ended December 31, 2011 and January 1, 2011

Total revenues were approximately $100.2 million for the two quarters ended December 31, 2011, compared to $84.1 million for the comparable prior year period, representing an increase of approximately $16.0 million, or 19.1%, primarily due to strong customer demand for all ranges of our oscilloscopes.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $6.6 million for the two quarters ended December 31, 2011, representing an increase of approximately 15.1 % or $0.9 million, compared to $5.8 million for the comparable prior year period. The increase was primarily the result of increased demand for ancillary services and the addition of approximately $0.3 million in training and seminar revenue in the current period.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total sales were:

	Two Quarters Ended December 31, 2011	percentage	Two Quarters Ended January 1, 2011	percentage
Americas	$31,743	31.7%	$25,584	30.4%
Europe/Middle East	36,307	36.2	31,154	37.0
Asia/Pacific	32,113	32.1	27,384	32.6

Total revenues	$100,163	100.0%	$84,122	100.0%

For the two quarters ended December 31, 2011, revenues were higher in terms of dollars in all geographic regions due to increased customer demand for the first half of fiscal 2012 compared to the first half of fiscal 2011. For the two quarters ended December 31, 2011, favorable foreign currency fluctuations positively impacted revenue by approximately $2.2 million. Our long-term outlook remains positive, although the global macro-economic and demand environment, including Europe and China, are potential headwinds in the near-term.

Gross profit for the two quarters ended December 31, 2011 was approximately $60.4 million, or 60.3% gross margin, compared to $51.0 million, or 60.7% gross margin, for the comparable prior year period. The gross margin percentage for the two quarters ended December 31, 2011 was negatively impacted by product mix, and positively impacted by foreign currency fluctuations. In terms of dollars, gross margin increased due to higher volumes and was slightly off-set by a decrease share-based compensation of approximately $0.4 million.

Selling, general and administrative (“SG&A”) expense was approximately $25.3 million for the two quarters ended December 31, 2011 compared to approximately $31.1 million for the two quarters ended January 1, 2011, representing a decrease of approximately $5.8 million or 18.7%. The decrease was mainly attributable to a decrease in stock-based compensation expense of approximately $10.5 million driven by the lower fair value of SARs and the reimbursement of certain legal expenses. The decrease was partially offset by higher selling and marketing expenses incurred as a direct result of the 19.1% increase in sales for the period ended December 31, 2011 compared to the period ended January 1, 2011. In addition, the two quarters ended December 31, 2011includes approximately $0.7 million of severance charges due to organizational changes and approximately $0.1 million of amortization of intangible acquired through the Bogatin acquisition.

Research and development (“R&D”) expense was approximately $18.9 million for the two quarters ended December 31, 2011, compared to $18.0 million for the comparable prior year period, an increase of approximately 4.9% or $0.9 million. The increase primarily resulted from costs associated with our new products and approximately $0.3 million of severance charges due to organizational changes and was partially off-set by a decrease in share-based compensation expense of approximately $1.4 million for the two quarters ended December 31, 2011 versus January 1, 2011, as a result of the lower fair value of the SARs.

Other expense, net, which consists primarily of: losses and gains on the extinguishment of our convertible notes, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $1.7 million for the two quarters ended December 31, 2011 compared to approximately $3.6 million for the two quarters ended January 1, 2011, a decrease of approximately $1.9 million or 51.6%. The decrease is primarily due to a decrease of approximately $0.6 million in interest expense from approximately $1.4 million for the two quarters ended January 1, 2011, compared to approximately $0.8 million for the comparable current year period. Amortization of debt discount on the convertible notes redeemed on October 17, 2011, decreased by approximately $0.5 million from approximately $1.1 million for the two quarters ended January 1, 2011 compared to approximately $0.6 million for the comparable current period ended December 31, 2011. Other, net decreased by approximately $0.3 million, from approximately $0.6 million for the two quarters ended January 1, 2011 to approximately $0.3 million in the comparable current period predominantly due to decreased foreign currency losses. The two quarters ended December 31, 2011, include a charge of approximately $0.2 million for the write-off of debt issuance fees related to the Prior Credit Agreement. The prior period included a loss on the extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million.

Income Taxes

We calculate income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally result from our geographical distribution of taxable income, state and local taxes, graduated federal tax rate reductions, research tax credits, domestic production activities deductions and non-deductible expenses. We recognize the tax effects of significant unusual or infrequently occurring items as discrete items in the interim period in which the events occur. We file income tax returns in the U.S., various states and in foreign jurisdictions. These taxing authorities routinely examine our tax returns.

Our effective income tax rate for the quarter and two quarters ended December 31, 2011 were 28.3% and 30.1%, respectively as compared to an effective income tax rate of 37.4% and 43.3%, respectively, for the quarter and two quarters ended January 1, 2011. Our effective income tax rate for the quarter and two quarters ended December 31, 2011 includes a tax benefit of approximately $0.1 million related to tax credits. Our effective income tax rate for the quarter and two quarters ended January 1, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.l million, and a tax benefit of approximately $0.3 million related to tax credits.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2011 were approximately $5.1 million compared to approximately $5.5 million at July 2, 2011. As of December 31, 2011, we had approximately $22.6 million in borrowings outstanding under the existing credit facility at December 31, 2011. We borrowed against our credit line to fund the approximately $29.7 million repurchase of the Notes on October 17, 2011. We have repaid approximately $7.1 million of this amount as of December 31, 2011 through cash from our operating activities.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was approximately $10.8 million for the two quarters ended December 31, 2011 compared to net cash provided by operating activities of approximately $7.2 million in the same period last year. The fiscal 2012 net cash provided by operating activities was attributable to net income, depreciation and amortization, deferred income taxes, amortization of debt discount on convertible notes and amortization and write-off of debt issuance costs of approximately $10.1 million, $3.6 million, $3.1 million, $0.7 million and $0.2 million respectively, and were partially offset by working capital consumption of approximately $3.6 million and share-based compensation benefit of approximately $3.2 million.

The fiscal 2011 net cash provided by operating activities was attributable to net loss, working capital consumption and deferred income taxes of approximately $1.0 million, $4.7 million and $0.8 million, respectively, more than offset by share-based compensation expense of approximately $9.1 million, depreciation and amortization of approximately $2.7 million, debt related amortization of approximately $1.3 million and loss on extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million.

Investing Activities

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $3.4 million and business acquisition of approximately $0.7 million for the two quarters ended December 31, 2011 compared to approximately $2.6 million used to purchase, property, plant and equipment in the comparable prior year period.

Financing Activities

Net cash used in financing activities was approximately $6.9 million for the two quarters ended December 31, 2011, compared to net cash used in financing activities of approximately $4.1 million in the same period in fiscal 2011. Net cash used in financing activities was primarily due to the redemption of the convertible notes of approximately $29.7 million, repayment of borrowings under the revolving credit facility of approximately $12.7 million and payment of debt issuance costs of approximately $0.4 million. Net cash used in financing activities was partially off-set by borrowing under the credit line of approximately $35.3 million and proceeds from employee stock purchase and option plans of approximately $0.7 million.

For the comparable period in fiscal 2011, net cash used in financing activities was primarily due to the repayment of borrowings under our revolving credit line of approximately $20.5 million, repurchase of convertible notes of approximately $10.2 million and payment of debt issuance costs of approximately $0.6 million in connection with the prior credit agreement and subsequent modifications. Net cash used in financing activities was partially offset by proceeds from our stock issuance, net of underwriters’ discount of approximately $23.1 million, borrowings under our credit line of approximately $3.5 million and proceeds from employee stock purchase and option plans of approximately $0.7 million.

Share Repurchase Program

On January 9, 2012, our Board of Directors authorized a share repurchase program of up to five million shares of the Company’s common stock. We are authorized to make repurchases from time-to-time in the open market and in privately negotiated transactions. The program may be discontinued at any time at our discretion. We cancelled our prior general stock repurchase program authorized on May 25, 2006.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and revolving credit obligations, as set forth in the table below (in thousands):

	Payments due by Period as of December 31, 2011
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$872	$872	$—	$—	$—
Supplier agreements	496	496	—	—	—
Operating lease obligations	7,998	2,943	3,771	1,284	—
Vendor supplied capital lease agreement	504	288	216	—	—
Revolving credit facility (1)	22,600	—	—	22,600	—

Total (2)(3)(4)	$32,470	$4,599	$3,987	$23,884	$—

(1)	The revolving credit facility expires on August 8, 2016.
(2)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves.
(3)	The Contractual Obligations and Other Commitments table does not include our estimate of future benefit payments under our Swiss defined benefit plan at December 31, 2011, which are expected to be approximately $0.1 million for each fiscal year from 2012 through 2021.
(4)	The Contractual Obligations and Other Commitments table does not include the Bogatin Enterprises, L.L.C. earn-out of approximately $0.3 million, as it is contingent on net sales meeting certain target performance thresholds in calendar 2012 and 2013.

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP (in thousands):

	Quarter Ended		Two Quarters Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net income (loss)	$2,805	$300	$10,094	$(964)
Interest expense, net	274	610	868	1,389
Amortization of debt discount on convertible notes	82	511	552	1,072
Income tax provision (benefit)	1,106	179	4,336	(737)
Depreciation and amortization	1,833	1,363	3,597	2,710

EBITDA	6,100	2,963	19,447	3,470
Share-based compensation expense (benefit)	1,832	4,248	(3,235)	9,117
Business realignment	874	49	955	49
Loss on foreign exchange, net	159	344	330	615
Acquisition costs	—	—	38	—
Loss on extinguishment of convertible notes, net of issue costs	—	532	—	532
Other (income) expense	(2)	(3)	(2)	3

Adjusted EBITDA	$8,963	$8,133	$17,533	$13,786

EBITDA and Adjusted EBITDA are not defined under generally accepted accounting principles as applied in the United States. We define EBITDA as net income (loss) before interest (including the amortization of the debt discount on convertible notes and write-off of debt issuance costs), income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for share-based compensation, business realignment, acquisition costs, foreign exchange losses, loss on extinguishment of convertible notes, net of issue costs and other, net. Under our Credit Agreement, we are required to comply with covenants including total leverage ratio defined as funded debt to adjusted EBITDA as such is defined in that agreement and which may differ from the calculation presented above.

We use EBITDA and Adjusted EBITDA as tools to evaluate our operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to management, investors and prospective investors by excluding certain charges and other amounts that relate to capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rate, net operating losses and uncertain tax positions or valuation allowance), the age and book depreciation of property and equipment (affecting depreciation expense), and share based compensation among others listed above. EBITDA and Adjusted EBITDA are included in this quarterly report to provide management, our investors and prospective investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our operations and to provide a consistent basis for comparison between periods. We believe EBITDA and Adjusted EBITDA when viewed with both our U.S. GAAP results and the reconciliation to net income (loss) provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, income taxes, depreciation and amortization, share-based compensation, business realignment charges, acquisition costs and foreign exchange losses, are significant components in understanding our financial performance. EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies or terms defined in our current Credit Agreement.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 5, 2012, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting certain documents related to certain of the Company’s exports to and business activities in China. The Company is in the process of responding to the subpoena and intends to cooperate fully with this investigation. While the Company cannot predict the ultimate outcome of this matter, the Company does not expect the outcome will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Date: February 8, 2012	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer