Form 10-Q
period 2012-03-31
LECROY CORP
filed 2012-05-07
CIK 943580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of May 2, 2012 was 16,823,369.

LeCROY CORPORATION

FORM 10-Q

INDEX

		Page No.
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements:	1

	Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and July 2, 2011	1

	Consolidated Statements of Operations (Unaudited) for the Quarter ended March 31, 2012 and April 2, 2011 and the Three Quarters ended March 31, 2012 and April 2, 2011	2

	Consolidated Statements of Cash Flows (Unaudited) for the Three Quarters ended March 31, 2012 and April 2, 2011	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

Signature		26

LeCroy®, WaveMaster®, WavePro®, WaveRunner®, WaveSurfer®, WaveJet®, WaveAce®, WaveExpert®, PeRT®, SPARQ®, CATC®, MAUI®, QualiPHY®, EyeDoctor®, HRO™ and others referenced in this document are LeCroy trademarks in the United States and other countries. All other trademarks or servicemarks referred to in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LeCROY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except par value and share data	March 31, 2012	July 2, 2011
ASSETS

Current assets:
Cash and cash equivalents	$6,092	$5,488
Accounts receivable, net of reserves of $771 and $487 respectively	32,772	31,562
Inventories, net	46,914	48,248
Other current assets	11,962	13,329

Total current assets	97,740	98,627
Property, plant and equipment, net	27,392	26,334
Intangible assets, net	1,567	499
Other non-current assets	3,733	4,733

Total assets	$130,432	$130,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,071	$17,896
Accrued expenses and other current liabilities	24,547	24,728
Bank debt	17,300	—
Convertible notes, net of unamortized discount of $0 and $553, respectively	—	29,097

Total current liabilities	57,918	71,721

Deferred revenue and other non-current liabilities	4,751	3,968

Total liabilities	62,669	75,689
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value (authorized 5,000,000 shares; none issued and outstanding as of March 31, 2012 and July 2, 2011)	—	—
Common stock, $.01 par value (authorized 45,000,000 shares; 16,739,438 shares issued and outstanding at March 31, 2012 and 16,443,542 shares issued and outstanding at July 2, 2011)	167	164
Additional paid-in capital	156,356	153,171
Accumulated other comprehensive income	4,460	5,788
Accumulated deficit	(93,220)	(104,619)

Total stockholders’ equity	67,763	54,504

Total liabilities and stockholders’ equity	$130,432	$130,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Three Quarters Ended
In thousands, except per share data	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Revenues:
Test and measurement products	$45,141	$43,699	$138,667	$122,056
Service and other	3,671	2,762	10,308	8,527

Total revenues	48,812	46,461	148,975	130,583
Cost of revenues	20,162	18,019	59,954	51,112

Gross profit	28,650	28,442	89,021	79,471
Operating expenses:
Selling, general and administrative	16,461	17,488	41,742	48,575
Research and development	10,313	9,427	29,225	27,459

Total operating expenses	26,774	26,915	70,967	76,034

Operating income	1,876	1,527	18,054	3,437
Other income (expense):
Loss on extinguishment of convertible notes, net of issue cost write-off	—	—	—	(532)
Interest income	3	12	48	35
Interest expense	(208)	(489)	(968)	(1,901)
Amortization of debt discount on convertible notes	—	(441)	(552)	(1,513)
Write-off of bank deferred financing fees	—	—	(153)	—
Other, net	(7)	(23)	(335)	(641)

Other expense, net	(212)	(941)	(1,960)	(4,552)

Income (loss) before income taxes	1,664	586	16,094	(1,115)
Provision (benefit) for income taxes	359	92	4,695	(645)

Net income (loss)	$1,305	$494	$11,399	$(470)

Net income (loss) per common share:
Basic	$0.08	$0.03	$0.69	$(0.03)
Diluted	$0.08	$0.03	$0.67	$(0.03)
Weighted average number of common shares:
Basic	16,661	16,064	16,562	14,436
Diluted	17,209	16,906	17,070	14,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LeCROY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Quarters Ended
In thousands	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,399	$(470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,484	4,129
Share-based compensation	1,417	14,829
Amortization of debt issuance costs	232	398
Amortization of debt discount on convertible notes	552	1,513
Deferred income taxes	2,591	(792)
Write-off of debt issuance costs	153	—
Loss on extinguishment of convertible notes, net of issue cost write-off	—	532
Loss (gain) on disposal of property, plant and equipment	11	(116)
Gross profit on non-cash sale	(226)	—
Change in operating assets and liabilities:
Accounts receivable	(2,391)	(57)
Inventories	(321)	(17,175)
Other current and non-current assets	(178)	(1,704)
Accounts payable, accrued expenses and other liabilities	(648)	5,974

Net cash provided by operating activities	18,075	7,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,477)	(4,074)
Purchase of business	(650)	—

Net cash used in investing activities	(5,127)	(4,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	37,324	3,500
Redemption of convertible notes	(29,650)	—
Repurchase of convertible notes	—	(10,175)
Payments made on capital leases	(195)	(190)
Payment of debt issuance costs	(419)	(710)
Proceeds from stock issuance, net of underwriters’ discount	—	22,699
Repayment of borrowings under credit line	(20,024)	(20,500)
Proceeds from employee stock purchase and option plans	942	2,020

Net cash used in financing activities	(12,022)	(3,356)

Effect of exchange rate changes on cash and cash equivalents	(322)	435

Net increase in cash and cash equivalents	604	66
Cash and cash equivalents at beginning of the period	5,488	7,822

Cash and cash equivalents at end of the period	$6,092	$7,888

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$900	$1,217
Income taxes, net of refunds	836	355
Non-cash transactions:
Transfer of inventory into property, plant and equipment	1,516	2,429
Debt issue costs, unpaid	20	—
Common stock issued for acquisition of business	500	—
Stock options exercised by employee but unpaid	—	21
Property, plant and equipment acquired under capital lease	—	794
Receipt of property, plant and equipment in exchange for test and measurement product	315	—

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

2. Share-Based Compensation

Total share-based compensation expense recorded in the Consolidated Statement of Operations for the quarter ended March 31, 2012 and April 2, 2011 is approximately $4.7 million and $5.7 million, respectively. For the three quarters ended March 31, 2012 and April 2, 2011, total share-based compensation expense is approximately $1.4 million and $14.8 million, respectively.

Stock Options

The table below presents the assumptions used to calculate the fair value of options granted during the quarter and three quarters ended March 31, 2012 and April 2, 2011:

	Quarter Ended March 31, 2012	Three Quarters Ended March 31, 2012	Quarter Ended April 2, 2011	Three Quarters Ended April 2, 2011
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	0.85% - 1.13%	0.85% - 1.70%	1.95% - 2.19%	1.13% - 2.19%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	64.10% - 64.33%	58.70% - 64.33%	57.81% - 58.26%	56.22% - 58.26%
Weighted average fair value of options granted	$5.01	$5.21	$6.67	$3.30

Changes in the Company’s stock options for the quarter and three quarters ended March 31, 2012 were:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 2, 2011	2,195,821	$7.22
Granted	126,000	$11.60
Exercised	(15,294)	$3.50
Expired	(20,620)	$20.18
Forfeited	(15,684)	$9.71

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2011	2,270,223	$7.35	4.30	$5,573
Granted	35,917	$9.71
Exercised	(59,172)	$4.12
Expired	(60,544)	$17.00
Forfeited	(21,700)	$5.46

Outstanding at December 31, 2011	2,164,724	$7.23	4.26	$6,021
Granted	419,000	$9.30
Exercised	(89,921)	$3.59
Expired	(80,370)	$17.76
Forfeited	(25,750)	$4.85

Outstanding at March 31, 2012	2,387,683	$7.40	4.58	$8,769

Vested and expected to vest at March 31, 2012	2,303,249	$7.37	4.52	$8,561

Exercisable at March 31, 2012	1,054,309	$7.47	3.23	$4,383

Approximately 15,900 immediately vested options were granted during the second quarter ended December 31, 2011, representing an annual grant to the board of directors.

The total intrinsic value of stock options exercised during the quarter and three quarters ended March 31, 2012 was approximately $0.6 million and $1.0 million, respectively, as compared to approximately $3.1 million and $3.6 million for the quarter and three quarters ended April 2, 2011, respectively.

As of March 31, 2012, there was approximately $4.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of approximately 3.1 years. Approximately $0.2 million and $0.1 million of compensation cost was capitalized in inventory for the quarter and three quarters ended March 31, 2012, respectively, and approximately $0.2 million and less than $0.1 million of compensation cost was capitalized in inventory for the quarter and three quarters ended April 2, 2011, respectively.

Non-Vested Stock

The following table summarizes transactions related to non-vested stock for the quarter and three quarters ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at July 2, 2011	34,189	$8.03
Granted	15,266	$8.82
Vested	(12,942)	$8.27
Forfeited	—	$—

Non-vested stock at October 1, 2011	36,513	$8.28
Granted	25,197	$10.12
Vested	(27,697)	$9.64
Forfeited	(946)	$8.33

Non-vested stock at December 31, 2011	33,067	$8.54
Granted	—	$—
Vested	(5,000)	$8.63
Forfeited	(461)	$8.46

Non-vested stock at March 31, 2012	27,606	$8.52

As of March 31, 2012, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock granted under the plans. That cost is expected to be recognized over a remaining weighted-average period of less than one year.

Approximately 25,200 shares of immediately vested restricted stock were granted during the second quarter ended December 31, 2011, representing an annual grant to the board of directors.

Employee Stock Purchase Plan (ESPP)

As of March 31, 2012 and July 2, 2011, there was approximately $0.2 million and less than $0.1 million, respectively, of liability classified share-based compensation expense for the ESPP included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Settled Stock Appreciation Rights (SARs)

The Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs at each reporting period. At March 31, 2012, there was approximately $ 4.9 million of unrecognized compensation cost, net of estimated forfeitures related to the SARs. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

The table below presents the assumptions used to remeasure the value of the SARs at each reporting period:

	Quarter Ended March 31, 2012	Quarter Ended July 2, 2011
Expected holding period (years)	2.6	2.7
Risk-free interest rate	0.26% - 0.91%	0.45% - 1.05%
Dividend yield	0.0%	0.0%
Expected volatility	59.45% - 67.14%	47.72% - 66.75%
Weighted average fair value of SARs granted and outstanding	$5.22	$7.22

As of March 31, 2012 and July 2, 2011, there was approximately $11.1 million and $11.5 million, respectively, of liability classified share-based compensation expense for the SARs included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Changes in the Company’s SARs for the quarter and three quarters ended March 31, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 2, 2011	2,642,250	$6.89
Granted	580,000	$8.82
Exercised	—
Forfeited	—

Outstanding at October 1, 2011	3,222,250	$7.23	4.23	$2,944

Outstanding at December 31, 2011	3,222,250	$7.23	3.98	$4,029
Granted	—
Exercised	(4,700)	$4.07
Forfeited	—

Outstanding at March 31, 2012	3,217,550	$7.24	3.73	$10,141

Vested and expected to vest at March 31, 2012	3,163,626	$7.23	3.69	$9,999

Exercisable at March 31, 2012	1,715,050	$7.39	2.58	$5,140

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

In an effort to provide end-user customers an alternative to purchasing the Company’s higher end products under its standard terms and conditions, the Company offers customers an opportunity to enter into sales-type or direct financing leases for these products. Lease and rental revenues are reported within Test and measurement product revenue and were approximately $0.2 million and approximately $0.5 million for the quarter and three quarters ended March 31, 2012, respectively, and $0.4 million and $0.6 million for the quarter and three quarters ended April 2, 2011, respectively.

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

The Company recognized approximately $0.3 million and $0.8 million in other revenue related to a research and development and distribution agreement for each of the quarter and three quarters ended March 31, 2012 and April 2, 2011, respectively. Revenue is being recognized ratably over the three year term of the agreement.

The Company recognized approximately $0.3 million and $0.5 million in other revenue related to training and seminars for the quarter and three quarters ended March 31, 2012, respectively. No amounts were recognized for the comparable periods in fiscal 2011, as these amounts relate to the Bogatin Enterprises, L.L.C acquisition, as discussed below in “Acquisition of Bogatin Enterprises, L.L.C.” in Note 18. Revenue is being recognized upon completion of the seminars by the attendees.

4. Business Realignment and Restructuring Initiatives

Fiscal 2012 Business Realignments

In the third quarter of fiscal 2012, as a result of changes in the organization, the Company recorded severance of approximately $0.4 million; approximately $0.2 was expensed to Cost of revenues, $0.1 million was expensed to Research and development (“R&D”), and approximately $0.1 million was expensed to Selling, general and administrative (“SG&A”), as a result of headcount reductions for 8 employees or approximately 1.6% of the workforce compared to July 2, 2011. At March 31, 2012, approximately $0.2 million had been paid and approximately $0.2 million is in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of the first quarter of fiscal 2013.

In the second quarter of fiscal 2012, as a result of changes in the organization, the Company recorded severance of approximately $0.9 million; approximately $0.6 million of which was expensed to SG&A and approximately $0.3 million of which was expensed to R&D, as a result of headcount reductions for twenty-three employees or approximately 4.5% of the workforce compared to July 2, 2011. At March 31, 2012, approximately $0.7 million had been paid by the end of the third quarter and approximately $0.2 million is in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining balance is expected to be paid by the end of this fiscal year.

In the first quarter of fiscal 2012, as a result of changes in the organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for four employees. At March 31, 2012, less than $0.1 million had been paid and less than $0.1 million is in Accrued expense and other current liabilities on the Consolidated Balance Sheet.

Fiscal 2011 Business Realignment

In the fourth quarter of fiscal 2011, as a result of changes in the selling organization, the Company recorded severance of approximately $0.1 million, which was expensed to SG&A, as a result of headcount reductions for two employees or less than 1.0% of the workforce compared to July 3, 2010. At March 31, 2012, approximately $0.1 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

Fiscal 2009 Restructuring Initiatives

In the fourth quarter of fiscal 2009, as a result of the economic downturn and resulting business realignment decisions affecting personnel in Europe, the Company vacated certain space at its Swiss facility. This resulted in a restructuring charge to SG&A expense of approximately $0.7 million, which represented the present value of the estimated future cash payments, net of estimated subrental income and expense, through the remainder of the lease term which will expire in the first quarter of Fiscal 2014. As of March 31, 2012, approximately $0.2 million remains in Accrued expenses and other current liabilities and less than $0.1 million remains in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

Fiscal 2009 Business Realignment

In the third quarter of fiscal 2009, in an effort to further streamline expenses in response to the dramatic deterioration in economic and market conditions, the Company recorded severance of approximately $2.6 million, of which approximately $0.6 million was expensed to Cost of revenues, approximately $1.1 million was expensed to SG&A and approximately $0.9 million was expensed to Research and development. This resulted from headcount reductions of sixty-two employees or approximately 13.6% of the workforce as compared to June 28, 2008. As of March 31, 2012, approximately $2.6 million has been paid in cash and no liability remains on the Consolidated Balance Sheet.

5. Derivative Instruments and Fair Value

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter and three quarters ended March 31, 2012 and April 2, 2011 is as follows (in thousands):

Derivatives	Location of Gain/(Loss) Recognized in Income on Derivatives	Quarter Ended Amount of Gain/(Loss) Recognized in Income on Derivatives	Three Quarters Ended Amount of Gain/(Loss) Recognized in Income on Derivatives
Period ended March 31, 2012 Foreign exchange forward contracts	Other, net	523	(565)
Period ended April 2, 2011 Foreign exchange forward contracts	Other, net	(55)	853

The net gains (losses) resulting from changes in the fair value of these derivatives, as presented above, combined with the net gains (losses) resulting from transactions denominated in other than their functional currencies were approximately zero and a net loss of approximately $0.3 million for the quarter and three quarters ended March 31, 2012, respectively, as compared to net losses of less than $0.1 million and approximately $0.6 million for the quarter and three quarters ended April 2, 2011, respectively.

The U.S. dollar equivalent of outstanding forward foreign exchange contracts, all with maturities of less than six months, is summarized below (in millions):

Contracts	Notional Amount at March 31, 2012	Notional Amount at July 2, 2011
Buy Swiss Francs for US Dollars	$5.8	$7.1
Sell Japanese Yen for US Dollars	3.4	1.9
Sell Euros for US Dollars	3.1	2.9
Sell Euros for Swiss francs	4.6	4.3
Other foreign currency forwards	3.0	0.2

Total	$19.9	$16.4

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2012, the fair values of the Company’s financial asset and liability are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Other current assets:
Foreign exchange forward contracts	$8	—	$8

Accrued expenses and other current liabilities:
Foreign exchange forward contracts	$26	—	$26

The fair values above were based on observable market transactions of spot currency rates and forward currency prices. The net fair value of the open foreign exchange forward contracts is a net liability of less than $0.1 million at March 31, 2012 and a net asset of less than $0.1 million at July 2, 2011.

6. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Quarter Ended		Three Quarters Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income (loss)	$1,305	$494	$11,399	$(470)
Foreign currency translation gain (loss)	717	378	(1,328)	2,561

Comprehensive income	$2,022	$872	$10,071	$2,091

7. Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2012	July 2, 2011
Raw materials	$11,574	$13,566
Work in process	11,086	11,150
Finished goods	24,254	23,532

Total	$46,914	$48,248

The value of demonstration units included in finished goods was approximately $17.3 million and $17.4 million at March 31, 2012 and July 2, 2011, respectively. The Company’s demonstration units are held for sale and are sold regularly in the ordinary course of business through the Company’s normal sales distribution channels and to its existing customer base. The allowance for excess and obsolete inventory included above, amounted to approximately $2.4 million and $2.3 million at March 31, 2012 and July 2, 2011, respectively.

8. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2012	July 2, 2011
Deferred tax assets, net	$6,589	$7,926
Prepaid taxes	92	110
Prepaid deposits	1,136	653
Prepaid insurance	152	141
Other receivables	1,681	1,462
Value-added tax receivable	378	1,043
Prepaid occupancy costs	356	229
Deferred financing fees	189	349
Other	1,389	1,416

Total	$11,962	$13,329

9. Intangible Assets and Other Non-current Assets

Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets (in thousands):

	Original Weighted Average Lives	March 31, 2012	July 2, 2011
Amortizable intangible assets:
Technology, manufacturing and distribution rights	2.9 years	$8,546	$8,546
Accumulated amortization		(8,376)	(8,296)

Net carrying amount		$170	$250

Patents and other intangible assets	5.9 years	1,592	1,592
Accumulated amortization		(1,382)	(1,343)

Net carrying amount		$210	$249

Customer lists, non-compete agreement, training materials and trade name	5.0 years	$1,398	—
Accumulated amortization		(211)	—

Net carrying amount		$1,187	—

Total net carrying amount	3.6 years	$1,567	$499

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	March 31, 2012	July 2, 2011
Deferred tax assets, net	$2,355	$3,615
Deferred financing costs on credit agreement	619	405
Other	759	713

Total	$3,733	$4,733

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	July 2, 2011
Compensation and benefits, including severance (a)	$6,434	$6,700
SARs liability	11,121	11,480
Warranty	1,003	1,068
Deferred revenue, current portion (b)	1,380	1,432
Accrued interest on debt	62	265
Retained liabilities from discontinued operations	160	160
Capital leases, current portion (c)	271	261
Professional fees	543	399
Income tax payable	1,329	363
Deferred tax liabilities	281	298
Value-added tax liabilities	814	1,049
Other current liabilities	1,149	1,253

Total	$24,547	$24,728

(a)	At July 2, 2011, amount includes approximately $0.9 million of SARs payments due for exercises made in the fourth quarter of fiscal 2011 which was paid during the quarter ended October 1, 2011.

(b)	The long-term portion of Deferred revenue is approximately $1.2 million and $0.9 million as of March 31, 2012 and July 2, 2011, respectively, and is classified within Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.
(c)	The long-term portion of Capital leases is approximately $0.1 million and $0.3 million as of March 31, 2012 and July 2, 2011, respectively and is classified within Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

11. Warranties

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	March 31, 2012	July 2, 2011
Balance at beginning of period	$1,068	$867
Accruals for warranties issued during the period	444	1,260
Warranty costs incurred during the period	(509)	(1,059)

Balance at end of period	$1,003	$1,068

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

The Company incurred approximately $0.4 million of financing costs in connection with this Credit Agreement which are deferred and amortized, on a straight line basis, over the term of the Credit Agreement. Since the borrowing capacity of the new arrangement is greater than the borrowing capacity under the old arrangement, the Company will continue to amortize approximately $0.5 million of the approximately $0.7 million of unamortized deferred financing costs related to prior credit agreements, as this amount pertains to the continuing lenders of the preceding agreements. The Company expensed the balance of approximately $0.2 million during the quarter ended October 1, 2011 as this amount represented fees paid to a lender which is no longer a lending party in the Credit Agreement. At March 31, 2012, approximately $0.2 million of deferred financing costs were included in Other current assets and approximately $0.6 million were included in Other non-current assets.

Amendments to the Credit Agreement

On December 21, 2011, the Company entered into the First Amendment of the Credit Agreement to modify certain provisions related to the limits placed on the repurchase of the Company’s outstanding common stock. On March 23, 2012, the Company entered into the Second Amendment of the Credit Agreement to modify a definition within a financial covenant in the agreement. There were no costs related to either of these amendments.

As of March 31, 2012, the Company had approximately $17.3 million outstanding under the credit facility, reflected as a current liability on the Consolidated Balance Sheet. Even though the credit facility is a long-term facility, the classification represents an estimate of the amount of borrowings that the Company intends to repay in the next twelve months, using current assets and excess available cash flows based on current market conditions and estimations of the Company’s future profitability and liquidity requirements. As of March 31, 2012, the Company was in compliance with its financial covenants.

Convertible Debt

On October 17, 2011, the Company repurchased all of the Notes in the principal aggregate amount of approximately $29.7 million, representing 100% of all Notes outstanding as of October 1, 2011. The retirement of the Notes was funded through the existing credit facility.

The carrying amount of the equity component of the Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Notes as of March 31, 2012 and July 2, 2011 were as follows (in thousands):

	March 31, 2012	July 2, 2011
Equity component of Convertible notes	$—	$8,326

Principal amount of Convertible notes	—	$29,650
Unamortized discount of Convertible notes	—	(553)

Liability component of Convertible notes	$—	$29,097

The effective interest rate, contractual interest expense and amortization of debt discount for the Notes for the quarter and three quarters ended March 31, 2012 and April 2, 2011 were as follows:

	Quarter Ended		Three Quarters Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Effective interest rate	—	10.5%	10.5%	10.5%
(in thousands):
Interest expense—contractual	$—	$297	$345	$988
Amortization of debt discount	$—	$441	$552	$1,513

As of July 2, 2011, the market value of the Notes was approximately $31.4 million. Fair value is determined through information obtained from a third party, using the latest available market data. As of July 2, 2011, unamortized fees related to the Notes of approximately $0.1 million were included in Other current assets on the Consolidated Balance Sheet. During the three quarters ended April 2, 2011, the Company repurchased $10.0 million of the Notes and recorded a loss on the extinguishment of approximately $0.5 million. There were no repurchases during the quarter ended April 2, 2011.

Other

The Company leases a software license under a capital lease agreement for approximately $0.8 million. The lease bears interest at 5.25% with a three-year term. As of March 31, 2012, approximately $0.3 million was included in Accrued expenses and other current liabilities and approximately $0.1 million was included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet.

The Company’s Swiss subsidiary has an overdraft facility totaling 1.0 million Swiss francs for which approximately 0.4 million Swiss francs are being held against supplier obligations, leaving an available balance of 0.6 million Swiss francs under this facility at March 31, 2012. The outstanding balance under this facility remains unchanged from July 2, 2011.

13. Commitments and Contingencies

The Company’s contractual obligations and commitments include obligations associated with employee severance agreements, supplier agreements, operating leases, capital leases, revolving credit and convertible note obligations and employment benefit plans, as set forth in the Contractual Obligations and Other Commitments table in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The Company expensed approximately $0.9 million and $2.4 million related to operating leases for the quarter and three quarters ended March 31, 2012, respectively, and approximately $0.8 million and $2.2 million for the quarter and three quarters ended April 2, 2011, respectively.

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

In November, 2010, as a resolution to an ongoing matter, the Company entered into a confidential intellectual property settlement agreement with an entity and several of its employees. Under the terms of the agreement, the Company was awarded a series of scheduled payments which in effect reimbursed the Company for legal expenses incurred related to this matter. As payments became virtually certain to be received, the amounts were credited against Selling, General and Administrative (“SG&A”), expenses in the Consolidated Statement of Operations. During the first quarter of fiscal 2012, the Company received the final payment of approximately $0.8 million. For the three quarters ended April 2, 2011, the Company recorded approximately $0.3 million as credits to SG&A expenses for the reimbursement of fees.

On January 5, 2012, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting certain documents related to certain of the Company’s exports to and business activities in China. The Company fully responded to the subpoena, has been cooperating with the U.S. Attorney’s Office and intends to continue to cooperate fully with the investigation. While the Company cannot predict the ultimate outcome of this matter, the Company does not expect the outcome to have a material effect on the Company’s financial condition, results of operations, or cash flows.

14. Common Stock and Net Income (Loss) Per Common Share (“EPS”)

The following is a presentation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations for the quarter and three quarters ended March 31, 2012 and April 2, 2011:

	Quarter Ended		Three Quarters Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Numerator:
Net income (loss)	$1,305	$494	$11,399	$(470)

Denominator:
Weighted average shares outstanding:
Basic	16,661	16,064	16,562	14,436
Employee stock options and other	548	842	508	—

Diluted	17,209	16,906	17,070	14,436

The computations of diluted EPS for the quarters ended March 31, 2012 and April 2, 2011 do not include approximately 1.0 million and 0.4 million, respectively, of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The computations of diluted EPS for both the three quarters ended March 31, 2012 and April 2, 2011 do not include approximately 2.4 million of stock options and non-vested stock, as the effect of their inclusion would have been anti-dilutive to EPS. The Notes had no impact on the diluted EPS calculations in any periods presented during which they were outstanding because the average share price during the periods was below $14.55 per share (the initial conversion price), and accordingly, the Notes, if converted, would have required only cash at settlement.

On January 9, 2012, the Company’s Board of Directors authorized a share repurchase program of up to five million shares of the Company’s common stock. The Company is authorized to make repurchases from time-to-time in the open market and in privately negotiated transactions. The program may be discontinued at any time at the discretion of the Company. The Company cancelled its prior general stock repurchase program authorized on May 25, 2006. As of March 31, 2012, the Company had not repurchased any of its shares through this program.

15. Employee Benefit Plans

The following table represents consolidated disclosure of the Company’s Swiss defined benefit pension plan, as described in the 2011 Annual Report on Form 10-K.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the quarter and three quarters ended March 31, 2012 and April 2, 2011 are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$112	$94	$352	$298
Interest cost	93	74	291	232
Expected return on plan assets	(91)	(74)	(285)	(231)

Net periodic pension benefit cost	$114	$94	$358	$299

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

The effective income tax rates for the quarter and three quarters ended March 31, 2012 were 21.6% and 29.2%, respectively, compared to an effective income tax rate of 15.7% and 57.8%, for the quarter and three quarters ended April 2, 2011, respectively. The effective income tax rate for the three quarters ended March 31, 2012 includes a tax benefit of approximately $0.1 million related to research and development tax credits and a tax benefit of approximately $0.1 million related to the recognition of prior unrecognized tax benefits due to the expiration of the statute of limitations. The effective income tax rate for the three quarters ended April 2, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, a tax benefit of approximately $0.3 million related to research and development tax credits, and a tax benefit of approximately $0.1 million related to the recognition of prior unrecognized tax benefits due to the expiration of the statute of limitations.

At March 31, 2012, the Company’s net U.S. deferred tax assets amounted to approximately $8.9 million. Management has considered the realizability of the deferred tax assets and has concluded that a domestic valuation allowance of approximately $1.9 million should be recorded, mainly related to certain tax credit carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net U.S. deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the state net operating loss carryforwards and federal tax credit carryforwards would be fully utilized before expiration.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the deductibility of certain expenses, intercompany transactions, as well as other matters. At March 31, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes and accrued interest was approximately $11.5 million of which approximately $1.8 million was reflected as a non-current liability and approximately $9.7 million was reflected as a reduction of gross deferred tax assets, all of which would impact the effective tax rate, if recognized.

The Company believes it is reasonably possible that less than $0.1 million of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company’s effective tax rate. However, actual results could differ from those currently anticipated.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of March 31, 2012, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was less than $0.1 million.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. These taxing authorities routinely examine the Company’s tax returns. For federal and foreign income tax purposes, the fiscal 2009 through 2011 tax years remain open for examination by the tax authorities. For state tax purposes, (principally California and New York) fiscal 2008 through 2011 tax years remain open for examination by the tax authorities.

17. Geographic Revenue and Assets

The Company operates in a single-reportable segment in the test and measurement market. Revenues are attributed to countries based on customer ship-to addresses. Revenues by geographic area are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	March 31, 2012	April 2, 2011	March 31, 2012 (a)	April 2, 2011
Americas	$17,322	14,250	$49,191	39,834
Europe/Middle East	16,340	16,781	52,411	47,935
Asia/Pacific	15,150	15,430	47,373	42,814

Total revenues	$48,812	$46,461	$148,975	$130,583

(a)	The three quarters ended March 31, 2012 reflects reclassifications of revenue between geographic areas.

Total assets by geographic area are as follows (in thousands):

	March 31, 2012	July 2, 2011
Americas	$109,343	$109,091
Europe/Middle East	13,191	12,997
Asia/Pacific	7,898	8,105

Total assets	$130,432	$130,193

Total property, plant and equipment, net by geographic area are as follows (in thousands):

	March 31, 2012	July 2, 2011
Americas	$26,134	$25,213
Europe/Middle East	595	487
Asia/Pacific	663	634

Total property, plant and equipment	$27,392	$26,334

18. Business Acquisition

Acquisition of Bogatin Enterprises, L.L.C.

On July 5, 2011, the Company entered into and closed a Membership Interest Purchase Agreement with Bogatin Enterprises, L.L.C. (“Bogatin”) whereby the Company acquired 100% of the outstanding membership interests of Bogatin. Bogatin is a leading provider of training and publications that help engineers transform complex signal integrity problems into practical design solutions. The Company will use the direct feedback from Bogatin training attendees to provide insight into real-world challenges and therefore, identify areas for product enhancement and development. The Company paid approximately $0.7 million in cash and approximately $0.5 million in aggregate value or approximately 41,000 shares of the Company’s restricted shares (which became unrestricted on January 5, 2012), based on the average closing price of the common stock five business days immediately preceding the closing date. Additionally, the Company will be obligated to pay an earn-out not to exceed approximately $0.4 million pursuant to the terms of the Purchase Agreement should net sales meet certain target performance thresholds in each calendar year 2012 through 2013.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of the acquisition. The disclosure of pro-forma information, based on the Company’s analysis of Bogatin’s unaudited operating results, would not have a material impact to the Company’s past operating results. Revenues and earnings attributable to the Bogatin acquisition in the consolidated statements of operations for the quarter and three quarters ended March 31, 2012 were approximately $0.3 million and $0.5 million, respectively. During the first quarter, the Company incurred less than $0.1 million of costs related to the acquisition, which is included in SG&A expense on the Consolidated Statement of Operations for the three quarters ended March 31, 2012.

The Company completed the final purchase price allocation during the second quarter ended December 31, 2011. The fair values of the net assets acquired, including identifiable intangible assets, was approximately $1.1 million, which is less than the purchase price of approximately $1.2 million, resulting in goodwill of approximately $0.1 million. The goodwill is included in Other non-current assets on the Consolidated Balance Sheet as of March 31, 2012. Approximately $1.4 million was recognized as the fair value of intangible assets. Of this amount, approximately $0.8 million represents the fair value of customer relationships, $0.3 million represents the fair value of a non-compete agreement, $0.3 million represents the fair value of training materials and less than $0.1 million represents the fair value of the Bogatin trade name. The fair values of the identifiable intangibles will be amortized on a straight line basis over a useful life of 5 years. The Company assumed no liabilities. The Company recorded approximately $0.3 million of liabilities which represents the fair value of the earn-out, which is included in Deferred revenue and other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2012.

19. New Accounting Pronouncements

Recent pronouncements adopted

In May 2011, the Financial Accounting Standards Board, (the “FASB”), issued updated guidance which results in more conformity of fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The guidance includes amendments that clarify the intent around the application of existing fair value measurements and disclosures and also changes certain principles or requirements for measurement and disclosures. These amendments were effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance in the third quarter of fiscal 2012 and it did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows and disclosures as of and for the quarter ended March 31, 2012. The Company will evaluate the impact of the updated guidance on its Form 10-K Level 3 fair value measurement disclosures.

Recent pronouncements not yet adopted

In September 2011, the FASB issued amended guidance that simplifies goodwill impairment tests. The guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for interim and annual periods beginning after December 15, 2011. Management believes its adoption will not have a material impact on the Company’s consolidated financial position and results of operations, but may require enhanced disclosures.

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

Business Realignment Initiative

As a result of changes in the organization, the Company developed a cost-reduction program that consisted of reductions in work force. In the third quarter of fiscal 2012, we recorded severance of approximately $0.4 million, of which approximately $0.2 million was expensed to Cost of revenue, $0.1 million was expensed to Selling, general and administrative and $0.1 million was expensed to Research and development. This resulted from headcount reductions of 8 employees or approximately 1.6% of the workforce compared to July 2, 2011. As of March 31, 2012, approximately $0.2 million has been paid in cash and approximately $0.2 million remains in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. Severance is estimated to be paid by the end of the first quarter of fiscal 2013.

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

Consolidated Results of Operations

The following table indicates the percentage of total revenues represented by each item in the Company’s Consolidated Statements of Operations for the quarter and three quarters ended March 31, 2012 and April 2, 2011.

	Quarter Ended		Three Quarters Ended
(Unaudited)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Revenues:
Test and measurement products	92.5%	94.1%	93.1%	93.5%
Service and other	7.5	5.9	6.9	6.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	41.3	38.8	40.2	39.1

Gross profit	58.7	61.2	59.8	60.9
Operating expenses:
Selling, general and administrative	33.8	37.6	28.0	37.2
Research and development	21.1	20.3	19.6	21.0

Total operating expenses	54.9	57.9	47.6	58.2
Operating income	3.8	3.3	12.2	2.7
Other (expense) income:
Loss on extinguishment of convertible notes, net of issue cost write-off	—	—	—	(0.4)
Interest income	—	—	—	—
Interest expense	(0.4)	(1.1)	(0.6)	(1.5)
Amortization of debt discount on convertible notes	—	(0.9)	(0.4)	(1.2)
Write-off of bank deferred financing fees	—	—	(0.1)	—
Other, net	—	—	(0.2)	(0.5)

Other expense, net	(0.4)	(2.0)	(1.3)	(3.6)
Income (loss) before income taxes	3.4	1.3	10.9	(0.9)
Provision (benefit) for income taxes	0.7	0.2	3.2	(0.5)

Net income (loss)	2.7%	1.1%	7.7%	(0.4)%

Comparison of the Quarter Ended March 31, 2012 and April 2, 2011

Total revenues were approximately $48.8 million for the quarter ended March 31, 2012, compared to $46.5 million for the comparable prior year period, representing an increase of approximately 5.1%, or $2.4 million, primarily as a result of an increase in sales of Test and measurement products. Our technology advantage continues to provide us with the ability to drive sales in the high-end of our oscilloscope products. Demand and sales for our mid-range and low-end oscilloscopes continues to be strong, with solid distribution partnerships in place to support our sales force and build our user base.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $3.7 million for the quarter ended March 31, 2012, representing an increase of approximately 32.9% or $0.9 million, compared to approximately $2.8 million for the comparable prior year period. The increase was due to the result of higher customer demand for ancillary service orders and the addition of training and seminar revenue of approximately $0.3 million in the current year third quarter.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total sales were:

	Quarter Ended March 31, 2012	percentage	Quarter Ended April 2, 2011	percentage
Americas	$17,322	35.5%	$14,250	30.7%
Europe/Middle East	16,340	33.5%	16,781	36.1
Asia/Pacific	15,150	31.0%	15,430	33.2

Total revenues	$48,812	100.0%	$46,461	100.0%

For the quarter ended March 31, 2012, world-wide revenues, in dollars, increased due to improved customer demand in the Americas. Sales in Europe and China were soft and unfavorable foreign currency fluctuations negatively impacted revenue by approximately $0.5 million.

Gross profit for the quarter ended March 31, 2012 was approximately $28.7 million, or 58.7% gross margin, compared to approximately $28.4 million, or 61.2% gross margin, for the comparable prior year period. The gross margin percentage for the quarter ended March 31, 2012 was negatively impacted by product mix and the weakness in the value of the Euro. Additionally, there was an approximate $0.2 million charge in the current quarter related to severance. Share-based compensation expense for both of the quarters ended March 31, 2012 and April 2, 2011 was approximately $0.2 million.

Selling, general and administrative (“SG&A”) expense was approximately $16.5 million for the quarter ended March 31, 2012 as compared to approximately $17.5 million for the quarter ended April 2, 2011, representing a decrease of approximately 5.9% or $1.0 million. The decrease was primarily attributable to a decrease of approximately $1.1 million in share-based compensation expense which was approximately $3.7 million in the current period as compared to $4.7 million in the third quarter of fiscal 2011, driven by the decrease in the fair value of the SARs. In addition, the current period includes an expense of approximately $0.1 million for severance charges and approximately $0.1 million of amortization expense for intangibles acquired through the Company’s acquisition of Bogatin Enterprises, L.L.C.

Research and development (“R&D”) expense was approximately $10.3 million for the quarter ended March 31, 2012, compared to approximately $9.4 million for the comparable prior year period, an increase of approximately 9.4% or $0.9 million. The increase in R&D was attributable to incremental charges associated with our new products and expenditures for ongoing initiatives and approximately $0.1 million of severance charges due to organizational changes. Share-based compensation expense was approximately $0.8 million for both quarters ended March 31, 2012 and April 2, 2011.

Other expense, net, which consists primarily of: interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $0.2 million for the quarter ended March 31, 2012 compared to approximately $0.9 million for the quarter ended April 2, 2011, a decrease of approximately $0.7 million or 77.5%. The decrease is primarily due to the elimination of the amortization of debt discount on the convertible notes, redeemed on October 17, 2011, which was approximately $0.4 million for the quarter ended April 2, 2011. Interest expense decreased by approximately $0.3 million from approximately $0.5 million for the quarter ended April 2, 2011, to approximately $0.2 million for the comparable current year period due to a decreased borrowing base and lower interest rates.

Comparison of the Three Quarters Ended March 31, 2012 and April 2, 2011

Total revenues were approximately $149.0 million for the three quarters ended March 31, 2012, compared to $130.6 million for the comparable prior year period, representing an increase of approximately $18.4 million, or 14.1%, primarily due to stronger customer demand for all ranges of our oscilloscopes.

Service and other revenues consist primarily of service revenue and maintenance fees. Service and other revenues were approximately $10.3 million for the three quarters ended March 31, 2012, representing an increase of approximately 20.9 % or $1.8 million, compared to $8.5 million for the comparable prior year period. The increase was primarily the result of increased demand for ancillary services and the addition of approximately $0.5 million in training and seminar revenue in the current period.

Revenues by geographic location expressed in dollars (in thousands) and as a percentage of total sales were:

	Three Quarters Ended March 31, 2012 (a)	percentage	Three Quarters Ended April 2, 2011	percentage
Americas	$49,191	33.0%	$39,834	30.5%
Europe/Middle East	52,411	35.2	47,935	36.7
Asia/Pacific	47,373	31.8	42,814	32.8

Total revenues	$148,975	100.0%	$130,583	100.0%

(a)	The three quarters ended March 31, 2012 reflects reclassifications of revenue between geographic areas.

For the three quarters ended March 31, 2012, revenues were higher in terms of dollars in all geographic regions due to increased customer demand. Additionally, for the three quarters ended March 31, 2012, favorable foreign currency fluctuations positively impacted revenue by approximately $1.6 million.

Gross profit for the three quarters ended March 31, 2012 was approximately $89.0 million, or 59.8% gross margin, compared to $79.5 million, or 60.9% gross margin, for the comparable prior year period. The gross margin percentage for the three quarters ended March 31, 2012 was negatively impacted by product mix, and positively impacted by foreign currency fluctuations. In terms of dollars, gross margin increased due to higher volumes and a decrease in share-based compensation of approximately $0.4 million, slightly offset by approximately $0.2 million of severance charges in the current period.

SG&A expense was approximately $41.7 million for the three quarters ended March 31, 2012 compared to approximately $48.6 million for the three quarters ended April 2, 2011, representing a decrease of approximately $6.8 million or 14.1%. The decrease was mainly attributable to a decrease in stock-based compensation expense of approximately $11.6 million driven by the lower fair value of SARs and the reimbursement of certain legal expenses. The decrease was partially offset by higher selling and marketing expenses incurred as a direct result of the 14.1% increase in sales for the period ended March 31, 2012 compared to the period ended April 2, 2011. In addition, the three quarters ended March 31, 2012 includes approximately $0.8 million of severance charges due to organizational changes and approximately $0.2 million of amortization of intangible assets acquired through the Bogatin acquisition.

R&D expense was approximately $29.2 million for the three quarters ended March 31, 2012, compared to $27.5 million for the comparable prior year period, an increase of approximately 6.4% or $1.8 million. The increase primarily resulted from costs associated with our new products and approximately $0.4 million of severance charges due to organizational changes and was partially off-set by a decrease in share-based compensation expense of approximately $1.5 million for the three quarters ended March 31, 2012 versus April 2, 2011, as a result of the lower fair value of the SARs.

Other expense, net, which consists primarily of: a loss on the extinguishment of our convertible notes, net of issue cost write-off, interest income and expense, foreign exchange gains and losses and amortization of debt discount on convertible notes was approximately $2.0 million for the three quarters ended March 31, 2012 compared to approximately $4.6 million for the three quarters ended April 2, 2011, a decrease of approximately $2.6 million or 56.9%. The decrease is primarily due to a decrease of amortization of debt discount on the convertible notes redeemed on October 17, 2011, which decreased by approximately $1.0 million from approximately $1.5 million for the three quarters ended April 2, 2011 compared to approximately $0.6 million for the comparable current period ended March 31, 2012. Additionally, the decrease is attributable to a decrease of approximately $0.9 million in interest expense from approximately $1.9 million for the three quarters ended April 2, 2011, compared to approximately $1.0 million for the comparable current year period. Other, net decreased by approximately $0.3 million, from approximately $0.6 million for the three quarters ended April 2, 2011 to approximately $0.3 million in the comparable current period predominantly due to decreased foreign currency losses. The three quarters ended March 31, 2012 include a charge of approximately $0.2 million for the write-off of bank deferred financing fees related to our prior credit agreement. The prior period included a loss on the extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million.

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

Our effective income tax rates for the quarter and three quarters ended March 31, 2012 were 21.6% and 29.2%, respectively, as compared to effective income tax rates of 15.7% and 57.8%, respectively, for the quarter and three quarters ended April 2, 2011. Our effective income tax rate for the three quarters ended March 31, 2012 includes a tax benefit of approximately $0.1 million related to tax credits and tax benefit of approximately $0.1 million related to the recognition of prior unrecognized tax benefits. Our effective income tax rate for the three quarters ended April 2, 2011 includes the write-off of deferred tax assets related to equity-based compensation of less than $0.1 million, a tax benefit of approximately $0.3 million related to tax credits, and the recognition of prior unrecognized tax benefits of approximately $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012 were approximately $6.1 million compared to approximately $5.5 million at July 2, 2011. As of March 31, 2012, we had $17.3 million in borrowings outstanding under our existing credit facility. We borrowed against our credit line to fund the approximately $29.7 million repurchase of the Notes on October 17, 2011. We have repaid approximately $12.4 million of this amount as of March 31, 2012 through cash from our operating activities.

We believe that our cash and cash equivalents on hand, cash flow expected to be generated by our operations and availability under our revolving credit line will be sufficient to fund our operations, working capital and capital expenditure requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was approximately $18.1 million for the three quarters ended March 31, 2012 compared to net cash provided by operating activities of approximately $7.1 million in the same period last year. The fiscal 2012 net cash provided by operating activities was attributable to net income, depreciation and amortization, deferred income taxes, share-based compensation, debt related amortization and write-off of debt issuance costs of approximately $11.4 million, $5.5 million, $2.6 million, $1.4 million, $0.8 million and $0.2 million respectively, and were partially offset by working capital consumption of approximately $3.5 million and $0.2 million gross profit on non-cash sale transaction.

The fiscal 2011 net cash provided by operating activities was attributable to net loss, working capital consumption and deferred income taxes of approximately $0.5 million, $13.0 million and $0.8 million, respectively, more than offset by share-based compensation expense of approximately $14.8 million, depreciation and amortization of approximately $4.1 million, debt related amortization of approximately $1.9 million and loss on extinguishment of convertible notes, net of issue cost write-off, of approximately $0.5 million.

Investing Activities

Net cash used in investing activities was attributable to the purchase of property, plant and equipment of approximately $4.5 million and business acquisition of approximately $0.7 million for the three quarters ended March 31, 2012 compared to approximately $4.1 million used to purchase, property, plant and equipment in the comparable prior year period.

Financing Activities

Net cash used in financing activities was approximately $12.0 million for the three quarters ended March 31, 2012, compared to net cash used in financing activities of approximately $3.4 million in the same period in fiscal 2011. Net cash used in financing activities was primarily due to the redemption of the convertible notes of approximately $29.7 million, repayment of borrowings under the revolving credit facility of approximately $20.0 million, payment of debt issuance costs of approximately $0.4 million and payments on capital leases of approximately $0.2 million. Net cash used in financing activities was partially offset by borrowing under the credit line of approximately $37.3 million and proceeds from employee stock purchase and option plans of approximately $0.9 million.

For the comparable period in fiscal 2011, net cash used in financing activities was primarily due to the repayment of borrowings under our revolving credit line of approximately $20.5 million, repurchase of convertible notes of approximately $10.2 million and payment of debt issuance costs of approximately $0.7 million in connection with the prior credit agreement and subsequent modifications. Net cash used in financing activities was partially offset by proceeds from our stock issuance, net of underwriters’ discount of approximately $22.7 million, borrowings under our credit line of approximately $3.5 million and proceeds from employee stock purchase and option plans of approximately $2.0 million.

Share Repurchase Program

On January 9, 2012, our Board of Directors authorized a share repurchase program of up to five million shares of the Company’s common stock. We are authorized to make repurchases from time-to-time in the open market and in privately negotiated transactions. The program may be discontinued at any time at our discretion. We cancelled our prior general stock repurchase program authorized on May 25, 2006. We have not repurchased any shares in connection with this program.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with our employee severance agreements, supplier agreements, operating and capital leases and revolving credit obligations, as set forth in the table below (in thousands):

	Payments due by Period as of March 31, 2012
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Severance	$415	$415	$—	$—	$—
Supplier agreements	548	548	—	—	—
Operating lease obligations	7,526	3,031	3,401	1,084	10
Vendor supplied capital lease agreement	432	288	144	—	—
Revolving credit facility (1)	17,300	—	—	17,300	—

Total (2)(3)(4)	$26,221	$4,282	$3,545	$18,384	$10

(1)	The revolving credit facility expires on August 8, 2016.
(2)	The Contractual Obligations and Other Commitments table does not include any reserves for income taxes because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves.
(3)	The Contractual Obligations and Other Commitments table does not include our estimate of future benefit payments under our Swiss defined benefit plan at March 31, 2012, which are expected to be approximately $0.1 million for each fiscal year from 2012 through 2021.
(4)	The Contractual Obligations and Other Commitments table does not include the Bogatin Enterprises, L.L.C. earn-out of approximately $0.3 million, as it is contingent on net sales meeting certain target performance thresholds in calendar 2012 and 2013.

Reconciliation of U.S. GAAP and Non-GAAP Information

The following table provides a reconciliation of EBITDA and Adjusted EBITDA for the periods indicated to net income (loss), which is the most directly comparable financial measure presented in accordance with U.S. GAAP (in thousands):

	Quarter Ended		Three Quarters Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income (loss)	$1,305	$494	$11,399	$(470)
Interest expense, net	205	477	1,073	1,866
Amortization of debt discount on convertible notes	—	441	552	1,513
Income tax provision (benefit)	359	92	4,695	(645)
Depreciation and amortization	1,887	1,419	5.484	4,129

EBITDA	3,756	2,923	23,203	6,393
Share-based compensation expense	4,652	5,712	1,417	14,829
Business realignment	335	7	1,290	56
Loss on foreign exchange, net	9	25	339	640
Acquisition costs	—	—	38	—
Loss on extinguishment of convertible notes, net of issue costs	—	—	—	532
Other (income) expense	(2)	(2)	(4)	1

Adjusted EBITDA	$8,750	$8,665	$26,283	$22,451

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 5, 2012, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting certain documents related to certain of the Company’s exports to and business activities in China. The Company fully responded to the subpoena, has been cooperating with the U.S. Attorney’s Office and intends to continue to cooperate fully with the investigation. While the Company cannot predict the ultimate outcome of this matter, the Company does not expect the outcome will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit Number	Description	Filed Herewith

10.1	Second Amendment of the Credit Agreement, dated as of March 23, 2012, among the Registrant, the Lenders listed therein and RBS Citizens, N.A., as Administrative Agent.	X

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012	LeCROY CORPORATION

/S/ SEAN B. O’CONNOR
Sean B. O’Connor
Vice President and Chief Financial Officer, Secretary and Treasurer